Form 10-Q
period 2013-03-31
Five Oaks Investment Corp.
filed 2013-05-03
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-35845

FIVE OAKS INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	45-4966519
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

641 Lexington Avenue, Suite 1432, New York, New York 10022

(Address of principal executive office)  (Zip Code)

(212) 328-9521

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common stock, $0.01 par value	7,389,250

FIVE OAKS INVESTMENT CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $965,958,874 and $66,337,081 for March 31, 2013 and December 31, 2012, respectively)	$968,961,045	$81,027,998
Linked transactions, net, at fair value	9,179,040	8,612,753
Cash and cash equivalents	44,167,025	3,608,759
Restricted cash	12,275,062	1,933,390
Deferred offering costs	-	1,664,796
Accrued interest receivable	2,632,730	189,364
Due from Manager	1,127,647	-
Derivative assets, at fair value	20,485	12,062

Total assets	$1,038,363,034	$97,049,122

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$920,408,000	$63,423,000
Derivative liabilities, at fair value	829,196	283,754
Accrued interest payable	91,516	65,820
Dividends payable	-	220,833
Fees and expenses payable to Manager	109,669	32,721
Other accounts payable and accrued expenses	362,639	754,274

Total liabilities	921,801,020	64,780,402

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, none outstanding at March 31, 2013 and December 31, 2012	-	-
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 7,389,250 and 1,656,250 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	73,563	265,000
Additional paid-in capital	110,007,629	25,912,089
Accumulated other comprehensive income	1,737,300	2,433,997
Cumulative distributions to stockholders	(1,603,898)	(1,161,672)
Accumulated earnings	6,347,420	4,819,306

Total stockholders' equity	116,562,014	32,268,720

Total liabilities and stockholders' equity	$1,038,363,034	$97,049,122

The accompanying notes are an integral part of these financial statements.

FIVE OAKS INVESTMENT CORP.

CONDENSED STATEMENT OF OPERATIONS

Three
Months Ended
March 31, 2013
(unaudited)
Revenues:
Interest income	$3,230,942
Interest expense	(2,330,628)

Net interest income	900,314

Other income:
Realized loss on sale of investments, net	(105,244)
Unrealized gain and net interest income from Linked Transactions	1,753,842
Realized loss on swap and swaption agreements	(71,293)
Unrealized loss on interest rate swap and swaption agreements, net	(521,019)

Total other income	1,056,286

Expenses:
Management fee	115,140
General and administrative expenses	122,436
Operating expenses reimbursable to Manager	180,864
Other operating expenses	7,250
Compensation expense	2,796

Total expenses	428,486

Net income	1,528,114

Dividends to preferred stockholders	(2,326)

Net income attributable to common stockholders	$1,525,788

Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$1,525,788
Weighted average number of shares of common stock outstanding	2,293,250
Basic and diluted income per share	$0.67
Dividends declared per share of common stock	$0.19
Dividends declared per share of restricted stock	$0.00

The accompanying notes are an integral part of these financial statements.

4

FIVE OAKS INVESTMENT CORP.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

Three
Months Ended
March 31, 2013
(unaudited)

Net income	$1,528,114

Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(696,697)
Total other comprehensive loss	(696,697)

Less: Dividends to preferred stockholders	(2,326)

Comprehensive income attributable to common stockholders	$829,091

The accompanying notes are an integral part of these financial statements.

FIVE OAKS INVESTMENT CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
					Additional	Other	Cumulative		Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income	Stockholders	Earnings	Equity

Balance at January 1, 2013	-	$-	$1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720

Issuance of common stock, net	-	-	5,700,000	57,000	83,943,000	-	-	-	84,000,000

Issuance of preferred stock, net	100	1	-	-	11,306	-	-	-	11,307

Redemption of preferred stock, net	(100)	(1)	-	-	(109,999)	-	-	-	(110,000)

Restricted stock compensation expense	-	-	33,000	-	2,796	-	-	-	2,796

Net income	-	-	-	-	-	-	-	1,528,114	1,528,114

Other comprehensive income (loss)	-	-	-	-	-	(696,697)	-	-	(696,697)

Common dividends declared	-	-	-	-	-	-	(439,900)	-	(439,900)

Preferred dividends declared	-	-	-	-	-	-	(2,326)	-	(2,326)

Balance at March 31, 2013	-	$-	$7,389,250	$73,563	$110,007,629	$1,737,300	$(1,603,898)	$6,347,420	$116,562,014

The accompanying notes are an integral part of these financial statements.

FIVE OAKS INVESTMENT CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three
Months Ended
March 31, 2013
(unaudited)
Cash flows from operating activities:
Net income	$1,528,114
Adjustments to reconcile net income to net cash used in operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(195,370)
Realized loss on sale of investments, net	105,244
Unrealized gain on Linked Transactions, net	(1,375,161)
Realized loss on swap and swaption agreements	16,000
Unrealized loss on interest rate swap and swaption agreements	521,019
Net change in:
Accrued interest receivable	(2,443,366)
Receivable due from Manager	(1,127,647)
Accrued interest payable	25,696
Fees and expenses payable to Manager	76,948
Other accounts payable and accrued expenses	357,649

Net cash used in operating activities	(2,510,874)

Cash flows from investing activities:
Purchase of available-for-sale securities	(891,234,058)
Principal payments from available-for-sale securities	2,694,439
Restricted cash	(10,341,672)

Net cash used in investing activities	(898,881,291)

Cash flows from financing activities:
Net proceeds from issuance of common stock	84,000,000
Net proceeds from issuance of preferred stock	11,307
Redemption of preferred stock	(110,000)
Restricted stock compensation expense	2,796
Change in deferred offering costs	915,512
Dividends paid on common stock	(660,733)
Dividends paid on preferred stock	(2,326)
Proceeds from repurchase agreements	957,063,000
Principal repayments of repurchase agreements	(100,078,000)
Net cash received on securities underlying Linked Transactions	650,875
Cash received from repurchase agreements underlying Linked Transactions	158,000

Net cash provided by financing activities	941,950,431

Net increase in cash and cash equivalents	40,558,266

Cash and cash equivalents, beginning of period	3,608,759

Cash and cash equivalents, end of period	$44,167,025

Supplemental disclosure of cash flow information
Cash paid for interest	$2,304,932

Non-cash investing and financing activities information
Net change in unrealized gain on available-for-sale securities	$(696,697)

The accompanying notes are an integral part of these financial statements.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements

March 31, 2013 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation focused on investing primarily in residential mortgage-backed securities (“RMBS”) and other mortgage-related investments. The Company is externally managed by Oak Circle Capital Partners LLC, an asset management firm incorporated in Delaware. The Company’s common stock is listed on the NYSE under the symbol “OAKS.”

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company invests in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company also invests in non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed balance sheet as of December 31, 2012 has been derived from audited financial statements. The condensed balance sheet as of March 31, 2013, the condensed statement of operations, the condensed statement of comprehensive income, the condensed statement of stockholders’ equity and the condensed statement of cash flows, for the three months ended March 31, 2013, are unaudited.

The unaudited condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form S-11 for the period May 16, 2012 (date of inception) to December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash held in bank accounts on an overnight basis. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash

Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s securities, derivatives and/or repurchase agreements. Cash held by counterparties as collateral is not available to the Company for general corporate purposes, but may be applied against amounts due to securities, derivatives or repurchase counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the derivative or repurchase agreement.

Deferred Offering Costs

In accordance with Accounting Standards Codification (“ASC”) Subtopic 505-10, the direct costs incurred to issue shares classified as equity, such as legal and accounting fees, should be deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares are recorded as an asset in the accompanying balance sheet in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering.

To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying balance sheet.

Upon closing of the initial public offering and concurrent private placement of shares, all “Deferred offering costs” previously recorded as an asset on the Company’s balance sheet have been reclassified. As further described in Note 9 – Related Party Transactions, an amount of $1.5mm was deducted from proceeds of the related issuances, and the balance of $1,127,647 is recorded as a receivable on the Company’s balance sheet in the line item “Due from Manager”.

Repurchase Agreements

The Company finances the acquisition of certain of its mortgage-backed securities through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates of a specified margin over LIBOR and are generally uncommitted. In accordance with ASC 860 “Transfers and Servicing” the Company accounts for the repurchase agreements, other than those treated as Linked Transactions (see Note 3 – Accounting for Derivative Financial Instruments – Non-Hedging Activity/Linked Transactions below), as collateralized financing transactions and they are carried at their contractual amounts, as specified in the respective agreements. The contractual amounts approximate fair value due to their short-term nature.

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments – Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income will flow though the “Interest Income” line item on the statement of operations.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which the Company amortizes such securities. If actual and anticipated cash flows differ from previous estimates; the Company recognizes a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally non-Agency RMBS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected are generally recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment.

The Company’s accrual of interest, discount and premium for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.

Gains and losses from the sale of available-for-sale securities (“AFS”) are recorded as realized gains (losses) within realized loss on sale of investments, net in the Company's statement of operations. Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized loss on available-for-sale securities, net in the Company's statement of comprehensive income.

Impairment

The Company evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss (“credit” component) and (ii) the amount relating to all other factors (“non-credit” component). Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. So long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its net taxable income to shareholders and maintains its intended qualification as a REIT.

In addition to the Company’s election to be taxed as a REIT, the Company complies with Sections 856 through 859 of the Code. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes it will meet all of the criteria to maintain the Company's REIT qualification for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

The Company does not have any material uncertain tax positions at this time. The Company's accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions as of the balance sheet date.

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 11 for details of the computation of basic and diluted earnings per share.

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 9 for details of stock-based awards issuable under the Manager Equity Plan.

Comprehensive Income

Comprehensive income is comprised of net income, as presented in the statement of comprehensive income, adjusted for changes in unrealized gain or loss on AFS securities.

Recent Accounting Pronouncements Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, which amends ASC 210, “Balance Sheet”. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. The Company adopted ASU No. 2011-11 for the three months ended March 31, 2013 and this had no material impact on the Company’s financial condition or results of operations other than enhanced disclosure in the notes to financial statements.

In January 2013, FASB issued ASU No. 2013-01, which amends ASU No. 2011-11. The amendments clarify that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with ASC 210 or subject to an enforceable master netting arrangement or similar agreements. ASU No. 2013-01 is effective the same date as ASU No. 2011-11. The Company adopted ASU No. 2013-01 for the three months ended March 31, 2013 and this had no material impact on the Company’s financial condition or results of operations other than enhanced disclosure in the notes to financial statements.

In February 2013, FASB issued ASU No. 2013-02, which amends FASB ASC 220 “Comprehensive Income”. The amendments in this ASU require an entity to provide information about any amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012 for public entities. The Company adopted ASU No. 2013-02 for the three months ended March 31, 2013 and this had no material impact on the Company’s financial condition or results of operations.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company discloses the fair value of its financial instruments according to a fair value hierarchy (Levels 1, 2 and 3, as defined). In accordance with U.S. GAAP, the Company is required to provide enhanced disclosures regarding instruments in the Level 3 category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities.

Additionally, U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”), and the election of such choice is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are irrevocably recognized in earnings at each subsequent reporting date.

Securities

The Company invests in Agency RMBS and non-Agency RMBS.

Designation

The Company classifies its RMBS securities as AFS investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. All assets classified as AFS are reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of shareholders' equity, on an after-tax basis.

Determination of RMBS Fair Value

The Company determines the fair values for the Agency RMBS and non-Agency RMBS in its portfolio based on obtaining a valuation for each Agency and non-Agency RMBS from third-party pricing services, and may also obtain dealer quotes, as described below. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable. The dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security, including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.

The Company obtains pricing data from a primary third-party pricing service for each Agency and non-Agency RMBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company shall undertake a review of other available prices and shall take additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used.

The Company reviews all pricing of Agency and non-Agency RMBS used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the Company classifies the security as a Level 2 security. If neither is available, the Company determines the fair value based on characteristics of the security that are received from the issuer and based on available market information received from dealers and classifies it as a Level 3 security.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Accounting for Derivative Financial Instruments

In accordance with FASB guidance ASC 815 “Derivatives and Hedging”, all derivative financial instruments, whether designated for hedging relationships or not, are recorded at fair value on the balance sheet as assets or liabilities. The Company obtains valuation information for each derivative financial instrument from the related derivative counterparty. If other available market data indicates that the valuation information from the counterparty is materially inaccurate, or pricing data is unavailable from the counterparty, the Company shall undertake a review of other available valuation information, including third party pricing services and/or dealers, and shall take additional steps to determine fair value. The Company reviews all valuations of derivative financial instruments used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the derivative counterparty, the third-party pricing service or dealers, as appropriate, for similar instruments are classified as Level 2 valuations if the pricing methods used are consistent with the Level 2 definition. If none of these sources is available, the Company determines the fair value based on characteristics of the instrument and based on available market information received from dealers and classifies it as a Level 3 valuation.

At the inception of a derivative contract, the Company determines whether or not the instrument will be part of a qualifying hedge accounting relationship. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. The changes in fair value of derivatives accounted for as trading instruments are reported in the statement of operations as unrealized gain (loss) on interest rate swap and swaption agreements.

The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities (“TBAs”), options, futures, swaps and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in the balance sheet.

Non-Hedging Activity – Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e. the purchase of an RMBS by the Company) and contemporaneous repurchase financing of such RMBS with the same counterparty are considered part of the same arrangement, or a “linked transaction”, unless certain criteria are met. The two components of a linked transaction (RMBS purchase and repurchase financing) are accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s balance sheet in the line item “Linked Transactions, net, at fair value”. Changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense are reported as “Unrealized gain and net interest income from Linked Transactions”, on the Company’s statement of operations. When or if a transaction is no longer considered to be linked, the RMBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the RMBS at the time the transactions are no longer considered linked will become the cost basis of the RMBS, and the income recognition yield for such RMBS will be calculated prospectively using this new cost basis. (See Notes 7 and 8).

See Note 7 for specific disclosures regarding the location and amounts of derivative instruments in the financial statements and the accounting for derivative instruments and related hedged items.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Non-Agency RMBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this Note, as they are accounted for as derivatives. (See Notes 7 and 8).

The following table presents the Company’s AFS investment securities by collateral type at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$480,649,465	$49,765,271
Federal National Mortgage Association	476,669,262	20,208,333
Non-Agency	11,642,318	11,054,394
Total mortgage-backed securities	$968,961,045	$81,027,998

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Agency	Non-Agency	Total
Face Value	$902,781,206	$17,580,124	$920,361,330
Unamortized premium	54,717,037	-	54,717,037
Unamortized discount
Designated credit reserve	-	(4,547,508)	(4,547,508)
Net, unamortized	-	(3,307,114)	(3,307,114)
Amortized Cost	957,498,243	9,725,502	967,223,745
Gross unrealized gains	(179,516)	1,916,816	1,737,300
Fair Value	$957,318,727	$11,642,318	$968,961,045

	December 31, 2012
	Agency	Non-Agency	Total
Face Value	$65,310,197	$18,507,380	$83,817,577
Unamortized premium	3,193,345	-	3,193,345
Unamortized discount
Designated credit reserve	-	(4,882,582)	(4,882,582)
Net, unamortized	-	(3,534,339)	(3,534,339)
Amortized Cost	68,503,542	10,090,459	78,594,001
Gross unrealized gains	1,470,062	963,935	2,433,997
Fair Value	$69,973,604	$11,054,394	$81,027,998

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the fair value of AFS investment securities by rate type as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Agency	Non-Agency	Total
Adjustable rate	$-	$11,642,318	$11,642,318
Fixed rate	957,318,727	-	957,318,727
Total	$957,318,727	$11,642,318	$968,961,045

	December 31, 2012
	Agency	Non-Agency	Total
Adjustable rate	$-	$11,054,394	$11,054,394
Fixed rate	69,973,604	-	69,973,604
Total	$69,973,604	$11,054,394	$81,027,998

As described in Note 3, when the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because it does not expect to collect it due to the inherent credit risk of the security. The Company may also record an OTTI for a portion of its investment in the security to the extent the Company believes that the amortized cost will exceed the present value of expected future cash flows. The amount of principal that the Company does not amortize into income is designated as an off balance sheet credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.

Actual maturities of AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.

The following tables present the changes for the three months ended March 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	March 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(5,363,444)	$(3,534,340)	$(8,897,784)
Accretion of net discount	-	227,226	227,226
Realized credit losses	815,936	-	815,936
Ending balance at March 31, 2013	$(4,547,508)	$(3,307,114)	$(7,854,622)

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(5,363,444)	$(3,997,817)	$(9,361,261)
Accretion of net discount	-	463,478	463,478
Realized credit losses	480,862	-	480,862
Ending balance at December 31, 2012	$(4,882,582)	$(3,534,339)	$(8,416,921)

Gains and losses from the sale of AFS securities are recorded within realized loss on sale of investments, net in the Company's statements of operations and comprehensive income. For the three months ended March 31, 2013, the Company did not sell any AFS securities.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized loss on available-for-sale securities, net in the Company's statement of comprehensive income. For the three months ended March 31, 2013, the Company had unrealized losses on AFS securities of $696,697.

The following table presents components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the three months ended March 31, 2013:

	March 31, 2013
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$2,999,844	$(31,856)	$2,967,988
Non-Agency	34,814	227,226	262,040
Total	$3,034,658	$195,370	$3,230,028

NOTE 5 – RESTRICTED CASH

As of March 31, 2013, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Restricted cash balance held by:
Broker counterparties for derivatives trading	$10,470,137	$570,247
Repurchase counterparties as restricted collateral	1,804,925	1,363,143
Total	$12,275,062	$1,933,390

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 6 – REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.43% at March 31, 2013. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$912,153,000	0.42%	$59,616,000	0.48%
Non-Agency(1)	8,255,000	1.98%	3,807,000	2.31%
Total	$920,408,000	0.43%	$63,423,000	0.59%

(1) At March 31, 2013 and December 31, 2012, the Company had repurchase agreements of $14,147,000 and $13,989,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

At March 31, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities:

	March 31, 2013	December 31, 2012
< 30 days	$565,607,000	$59,616,000
31 to 60 days	3,831,000	3,807,000
61 to 90 days	350,970,000	-
Total	$920,408,000	$63,423,000

(1) At March 31, 2013 and December 31, 2012, the Company had repurchase agreements of $14,147,000 and $13,989,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of March 31, 2013.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31 2013 and December 31, 2012:

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 6 – REPURCHASE AGREEMENTS (Continued)

	March 31, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
Wells Fargo Securities, LLC	$134,206,000	14.58%	29	$139,639,088
South Street Securities LLC	133,112,000	14.46%	29	141,444,797
Nomura Securities International, Inc.	112,193,000	12.19%	89	117,924,454
Morgan Stanley & Co. LLC	103,553,000	11.25%	89	109,010,013
Merrill Lynch, Pierce, Fenner & Smith Inc.	90,037,000	9.78%	57	91,936,148
Jefferies & Company, Inc.	87,956,000	9.56%	26	92,497,403
Credit Suisse Securities (USA) LLC	84,216,000	9.15%	89	87,607,622
Barclays Capital Inc.	73,763,000	8.01%	25	77,622,551
SunTrust Robinson Humphrey, Inc.	51,528,000	5.60%	26	54,259,338
Mitsubishi UFJ Securities (USA), Inc.	28,048,000	3.05%	29	29,593,138
Mizuho Securities USA, Inc.	10,013,000	1.09%	18	10,346,469
Cantor Fitzgerald & Co	7,952,000	0.86%	9	8,310,101
Citigroup Global Markets Inc.	3,831,000	0.42%	44	5,767,752
Total	$920,408,000	100.00%	50	$965,958,874

(1) At March 31, 2013, the Company had repurchase agreements of $14,147,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

	December 31, 2012
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
Merrill Lynch Pierce, Fenner & Smith Inc.	$40,700,000	64.18%	16	$41,198,973
Mizuho Securities USA Inc	10,549,000	16.63%	18	10,874,574
Cantor Fitzgerald & Co	8,367,000	13.19%	9	8,566,297
Citigroup Global Markets Inc	3,807,000	6.00%	44	5,697,236
Total	$63,423,000	100.00%	17	$66,337,080

(1) At December 31, 2012, the Company had repurchase agreements of $13,989,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap and swaption agreements. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on interest rate swap and swaption agreements, net in the statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the statement of operations as a realized loss on swaption agreements. In addition, as set out in Note 3, the Company records Linked Transactions as a forward purchase (derivative) contract at fair value on the balance sheet. Although Linked Transactions are accounted for as derivative instruments, they are not entered into as part of the Company’s risk management activities and are not designated as hedging instruments.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following summarizes the Company's significant asset and liability derivatives, the risk exposure for these derivatives and the Company's risk management activities used to mitigate certain of these risks. While the Company uses derivative instruments to achieve the Company's risk management activities, it is possible that these instruments will not effectively mitigate all or a substantial portion of the Company's market rate risk. In addition, the Company might elect, at times, not to enter into certain hedging arrangements in order to maintain compliance with REIT requirements.

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of March 31, 2013 and December 31, 2012. The Company’s Linked Transactions are evaluated on a combined basis.

	March 31, 2013
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$20,485	115,000,000	$(831,795)	370,000,000
Swaptions			2,599	5,000,000
Linked transactions	9,179,040	-	-	-
Total	$9,199,525	115,000,000	$(829,196)	375,000,000

	December 31, 2012
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(283,754)	35,000,000
Swaptions	12,062	5,000,000	-	-
Linked transactions	8,612,753	-	-	-
Total	$8,624,815	5,000,000	$(283,754)	35,000,000

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

Offsetting of Financial Assets and Liabilities

The Company has offset certain financial assets and liabilities in the balance sheet under FASB guidance ASC 210 and ASC 815. The below table provides a reconciliation of these assets and liabilities that were offset as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Gross amounts	Gross amounts	Net amounts
	of recognized	offset in the	of assets presented
Description	assets	Balance Sheet	in the Balance Sheet
Linked transactions(1)	$23,358,357	$(14,179,317)	$9,179,040
Interest rate swaps	46,147	(25,662)	20,485
Total	$23,404,504	$(14,204,979)	$9,199,525

	March 31, 2013
	Gross amounts	Gross amounts	Net amounts
	of recognized	offset in the	of liabilities presented
Description	liabilities	Balance Sheet	in the Balance Sheet
Interest rate swaps	$(867,816)	$36,021	$(831,795)
Swaptions	2,599	-	2,599
Total	$(865,217)	$36,021	$(829,196)

	December 31, 2012
	Gross amounts	Gross amounts	Net amounts
	of recognized	offset in the	of assets presented
Description	assets	Balance Sheet	in the Balance Sheet
Linked transactions(1)	$22,636,490	$(14,023,737)	$8,612,753
Swaptions	12,062	-	12,062
Total	$22,648,552	$(14,023,737)	$8,624,815

	December 31, 2012
	Gross amounts	Gross amounts	Net amounts
	of recognized	offset in the	of liabilities presented
Description	liabilities	Balance Sheet	in the Balance Sheet
Interest rate swaps	$(283,754)	$-	$(283,754)
Total	$(283,754)	$-	$(283,754)

(1) RMBS securities within a linked transaction serve as collateral for the linked transaction. See Note 3 “Non-Hedging Activity – Linked Transactions” for information on linked transaction arrangements.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The Company has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements to each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount.

The Company has pledged financial collateral as restricted cash to its counterparties for its derivative contracts. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 5 for the amounts of restricted cash outstanding.

Linked Transactions

The Company’s Linked Transactions are accounted for on a net basis and recorded as forward purchase (derivative) contracts at fair value on the Company’s balance sheet. The fair value of Linked Transactions reflects the value of the underlying Non-Agency RMBS, the linked repurchase borrowings and accrued interest receivable/payable on such instruments. The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in fair value and net interest income is reported as “Unrealized gain and net interest income from Linked Transactions” in other income on the Company’s statement of operations.

The following tables present certain information concerning the Non-Agency RMBS and repurchase financings underlying the Company’s Linked Transactions as of March 31, 2013 and December 31, 2012:

Linked Non-Agency RMBS

	March 31, 2013	December 31, 2012
Face Value	$36,901,218	$38,320,365
Unamortized premium	-	-
Unamortized discount
Designated credit reserve	(12,546,947)	(12,929,231)
Net, unamortized	(6,335,761)	(6,721,749)
Amortized Cost	18,018,510	18,669,385
Gross unrealized gains	5,323,448	3,950,157
Fair Value	$23,341,958	$22,619,542

The following tables present the changes for the three months ended March 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on Non-Agency RMBS underlying Linked Transactions:

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	March 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(13,934,657)	$(6,721,749)	$(20,656,406)
Accretion of net discount	-	385,988	385,988
Realized credit losses	1,387,710	-	1,387,710
Ending balance at March 31, 2013	$(12,546,947)	$(6,335,761)	$(18,882,708)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(13,934,657)	$(7,592,017)	$(21,526,674)
Accretion of net discount	-	870,268	870,268
Realized credit losses	1,005,426	-	1,005,426
Ending balance at December 31, 2012	$(12,929,231)	$(6,721,749)	$(19,650,980)

Linked Repurchase Agreements

	March 31, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
Citigroup Global Markets Inc.	$9,219,000	65.17%	41	$14,238,713
Mizuho Securities USA, Inc.	4,928,000	34.83%	11	9,103,245
Total	$14,147,000	100.00%	31	$23,341,958

	December 31, 2012
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
Citigroup Global Markets, Inc.	$9,277,000	66.32%	41	$13,714,701
Mizuho Securities USA Inc.	4,712,000	33.68%	12	8,904,841
Total	$13,989,000	100.00%	31	$22,619,542

At March 31, 2013, Linked Transactions also included $16,399 of associated accrued interest receivable and $32,317 of accrued interest payable.

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the statement of operations as realized loss on swap and swaption agreements and unrealized loss on interest rate swap and swaption agreements for the three months ended March 31, 2013:

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Three Months Ended March 31, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(55,293)	$(527,555)	$(582,848)
Swaptions	(16,000)	6,536	(9,464)
Total	$(71,293)	$(521,019)	$(592,312)

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s statement of operations for the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
Interest income attributable to RMBS underlying Linked Transactions	$451,853
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(71,302)
Change in fair value of Linked Transactions included in earnings	1,373,291
Unrealized gain and net interest income from Linked Transactions	$1,753,842

NOTE 8 – FINANCIAL INSTRUMENTS

U.S. GAAP defines fair value and provides a consistent framework for measuring fair value under U.S. GAAP. ASC 820 “Fair Value Measurement” expands fair value financial statement disclosure requirements. ASC 820 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels are defined as follows:

•	Level 1 Inputs – Quoted prices for identical instruments in active markets.

•	Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 8 – FINANCIAL INSTRUMENTS (Continued)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	March 31, 2013
Assets:
Residential mortgage-backed securities (a)	$-	$968,961,045	$-	$968,961,045
Linked Transactions (b)	-	9,179,040	-	9,179,040
Interest rate swaps	-	20,485	-	20,485
Total	$-	$978,160,570	$-	$978,160,570

Liabilities:
Interest rate swaps	$-	$(831,795)	$-	$(831,795)
Swaptions	$-	$2,599	$-	$2,599
Total		(829,196)		(829,196)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2012
Assets:
Residential mortgage-backed securities (a)	$-	$81,027,998	$-	$81,027,998
Linked Transactions (b)	-	8,612,753	-	8,612,753
Swaptions	-	12,062	-	12,062
Total	$-	$89,652,813	$-	$89,652,813

Liabilities:
Interest rate swaps	$-	$(283,754)	$-	$(283,754)
Total	$-	$(283,754)	$-	$(283,754)

(a)	For more detail about the fair value of the Company’s RMBS and type of securities, see Note 3 and Note 4.
(b)	For more detail about the fair value of the Company’s Linked Transactions, see Note 3 and Note 7.

During the three months ended March 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of March 31, 2013 and December 31, 2012, the Company did not have any Level 3 securities.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by Oak Circle Capital Partners LLC (the “Manager”). Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s shareholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s shareholders’ equity for the purposes of calculating the management fee could be greater than the amount of shareholders’ equity shown on the financial statements. The initial term of the management agreement expires on May 16, 2014, with automatic, one-year renewals at the end of the initial term and each year thereafter.

For the three months ended March 31, 2013, the Company incurred management fees of $115,140 of which $49,669 was accrued but had not been paid.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including accounting services, auditing and tax services, technology and office facilities, operations, compliance, legal and filing fees, and miscellaneous general and administrative costs, including the cost of non-investment management personnel of the Manager who spend all or a portion of their time managing the Company’s affairs.

For the three months ended March 31, 2013, the Company incurred reimbursable expenses of $180,864. The Manager incurred additional reimbursable expenses of $227,341 for which it has permanently waived its right to seek reimbursement from the Company.

Pursuant to an Expense Reimbursement Agreement dated March 12, 2013, the Manager agreed to reimburse the Company for offering expenses in excess of $1.5mm incurred in connection with the Company’s initial public offering (“IPO”). The Manager has agreed permanently to waive any right to seek future reimbursement for such expenses paid by it to the Company. As further described in Note 10, the Company closed its IPO in March 2013. As a consequence, as at March 31, 2013 an amount of $1,127,647 was payable by the Manager to the Company, and is recorded as a receivable on the Company’s balance sheet in the line item “Due from Manager”.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

Manager Equity Plan

The Company has adopted a Manager Equity Plan under which the Company may compensate the Manager or, at the direction of the Manager and as determined in its sole discretion, directly to its directors, officers, employees or consultants. The Manager will make all determinations concerning the eligible persons employed or otherwise engaged by it who may receive awards under the Manager Equity Plan, which form the awards will take, and the terms and conditions of the awards. The Company will be able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award.

Stock based compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company’s common stock.

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually vesting in full on the anniversary of each grant date. As of the closing of the IPO, the Company’s board of directors granted to each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vest in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50.

As of the closing of the IPO described in Note 10, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The grant date fair value of these restricted shares was $416,955 based on the closing price of the Company’s common stock on March 29, 2013 of $14.63. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates, and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date.

For the three months ended March 31, 2013, the Company recognized compensation expense related to restricted common stock of $2,796. The Company has unrecognized compensation expense of $479,694 as of March 31, 2013 for unvested shares of restricted common stock. As of March 31, 2013, the weighted average period for which the unrecognized compensation expense will be recognized is 22.4 months.

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

Private Placements of Common Stock

On May 16, 2012, the Company completed a private offering in which the Company sold 1,500,000 shares of common stock to the Manager at a price of $1.00 per share and sold 25,000,000 shares to XL Investments Ltd., at a price of $1.00 per share. The net proceeds to the Company from this private offering were $26,177,089 after payment of $322,911 in direct costs of the offering. The Company did not pay any underwriting discounts or commissions in connection with the private offering.

Immediately prior to the IPO described below, the Company completed a one-for-16 reverse stock split of the 26,500,000 issued and outstanding shares of common stock, thereby reducing the amount of issued and outstanding shares of common stock to 1,656,250 prior to the IPO.

Concurrently with the IPO, XL Investments Ltd. purchased 1,666,667 shares of common stock at the IPO price of $15 per share in an aggregate amount of $25 million as a private placement.

Ownership and Warrants

As a result of the May 2012 and March 2013 private offerings of common stock described above, XL Investments Ltd., an indirectly wholly owned subsidiary of XL Group plc, owns a significant minority investment in the Company. Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd. warrants to purchase two shares of the Company’s common stock for each share of common stock that they own. The warrants were subsequently issued, effective as of September 29, 2012, and they will become exercisable in the amount of 3,125,000 shares 120 days after the closing of the IPO at an exercise price equal to 105% of the IPO price. XL Global, Inc., a subsidiary of XL Group plc, holds a minority stake in the Manager.

Initial Public Offering of Common Stock

On March 27, 2013, the Company issued 4,033,333 shares of common stock for $15.00 per share for an aggregate offering price of $60.5 million. Net proceeds to the Company were $59.0 million, net of issuance costs of $1.5 million.

The Manager paid the underwriters at closing of the IPO $0.60 per share for each share sold in the IPO, representing the full underwriting discount payable with respect to the shares sold in the IPO. The underwriters did not receive any discount on the shares purchased in the concurrent private placement by XL Investments Ltd.

The Company has also granted the underwriters the right to purchase up to an additional 604,999 shares of common stock from the Company at the IPO price of $15 per share within 30 days after the issuance date of the IPO.

Preferred Stock

On January 22, 2013, the Company issued 100 shares of 12.5% Cumulative Non-Voting Redeemable Preferred Stock (“preferred stock”), to 100 investors at $1,000 per share in connection with the Company’s REIT qualification under the Internal Revenue Code. The net proceeds to the Company from this issuance were $67,500 after the deduction of initial set-up, funding and administration fees. The preferred stock was not convertible into common stock and was subject to redemption at any time by the Company at $1,100 per share (plus all accrued and unpaid dividends), provided that the preferred stock is redeemed prior to December 31, 2014. Dividends accrue on a daily basis at 12.5% per annum, and dividends cannot be paid on the Company’s common stock until all accrued and unpaid dividends on the preferred stock have been fully paid.

The preferred stock was fully redeemed on March 28, 2013 by the Company at $1,100 per share, or $110,000 in aggregate, and paid $2,326 in accrued dividends through the date of redemption.

Distributions to stockholders

For the 2013 taxable year, the Company has declared dividends to common stockholders totaling $439,900, or $0.19 per share. The following table presents cash dividends declared by the Company on its common stock for the three months ended March 31, 2013:

FIVE OAKS INVESTMENT CORP.

Notes to Financial Statements (Continued)

March 31, 2013 (unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
February 15, 2013	February 15, 2013	February 27, 2013	$219,950	$0.09591
March 12, 2013	March 12, 2013	March 28, 2013	$219,950	$0.09591

For the 2013 taxable year, the Company has declared dividends to preferred stockholders totaling $2,326, or $23.26 per share.

NOTE 11 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the two-class method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following table provides additional disclosure regarding the computation for the three months ended March 31, 2013:

	March 31, 2013
Net Income		$1,525,788
Less dividends paid:
Common stock	$439,900
Unvested share-based payment awards	$-
		$439,900
Undistributed earnings		$1,085,888

	Unvested Share-Based
	Payment Awards	Common Stock
Distributed earnings	$-	$0.19
Undistributed earnings	$0.48	$0.48
Total	$0.48	$0.67

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 9 and stock options granted to the underwriters described in Note 10 because the warrants’ and options’ exercise prices are greater than the average market price of the common shares for the period, and thereby anti-dilutive.

NOTE 12 – SEGMENT REPORTING

The Company invests in a portfolio comprised of mortgage-backed securities which operates as a single reporting segment.

NOTE 13 – SUBSEQUENT EVENTS

On April 29, 2013, a cash dividend of $0.13 per outstanding common share, or $960,603 in aggregate, was paid to holders of record on April 22, 2013.

We have also announced cash dividends payable on May 30, 2013 and June 27, 2013 to holders of record as of May 15, 2013 and June 14, 2013, respectively, at a rate of $0.16 per outstanding common share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “report,” we refer to Five Oaks Investment Corp. as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Oak Circle Capital Partners LLC, as our “Manager.”

The following discussion should be read in conjunction with our financial statements and the accompanying notes to our financial statements, which are included in Item 1 of this report, as well as the information contained in our registration statement on Form S-11, initially filed on December 20, 2012 (File No. 333-185570), and as subsequently amended, in connection with our recent initial public offering, which we refer to as our “IPO Registration Statement.”

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on these forward looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our IPO Registration Statement, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

All subsequent written and oral forward-looking statements that we make, or that are attributable to us, are expressly qualified in their entirety by this cautionary notice. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a Maryland corporation focused on investing in, financing and managing a leveraged portfolio of Agency and Non-Agency residential mortgage-backed securities, or RMBS, residential mortgage loans and other mortgage-related investments, which we collectively refer to as our target assets.

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we invest in the following securities:

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities;

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity; and

•	Residential mortgage loans and other mortgage-related investments.

We finance our investments in Agency RMBS and Non-Agency RMBS (including non-Agency RMBS underlying Linked Transactions) primarily through short-term borrowings structured as repurchase agreements.

We are externally managed and advised by Oak Circle Capital Partners LLC pursuant to a management agreement between us and Oak Circle. Oak Circle, which was formed for the purpose of becoming our Manager, manages us exclusively and, unless and until Oak Circle agrees to manage any additional investment vehicle, it will not have to allocate investment opportunities in our target assets with any other REIT, investment pool or other entity. As our Manager, Oak Circle implements our business strategy, performs investment advisory services and activities with respect to our assets and is responsible for performing all of our day-to-day operations. Oak Circle is an investment adviser registered with the SEC.

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income.

Recent Developments

On March 27, 2013, we successfully completed (i) our initial public offering, or IPO, pursuant to which we sold 4,033,333 shares of our common stock to the public; and (ii) a concurrent private placement of 1,666,667 shares of our common stock to XL Investments Ltd, an indirect and wholly owned subsidiary of XL Group plc (NYSE: XL).

All of our shares of common stock in the IPO and in the concurrent private placement were sold at a price of $15.00 per share. Collectively, we received net proceeds from our IPO and the concurrent private placement of $84.0 million after subtracting offering expenses payable by us of $1.5 million. We did not pay any underwriting discounts or commissions in connection with the private placement and our Manager paid the underwriters’ discount and commission in respect of the shares sold publicly.

Factors Impacting Our Operating Results

The results of our operations will be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, will vary primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, on our RMBS. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our RMBS. Our operating results will also be affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the residential real estate markets, including prepayment rates, credit and interest rate levels.

Changes in market interest rates.    With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our RMBS portfolio to decline; (2) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our RMBS portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our RMBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts; (2) the value of our RMBS portfolio to increase; (3) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Prepayment speeds.    Prepayment speeds, as reflected by the CPR, vary according to interest rates, the type of residential mortgage loan, conditions in financial markets and housing markets, availability of residential mortgages, borrowers' credit profiles, competition and other factors, none of which can be predicted with any certainty. CPR, expressed as a percentage over a pool of residential mortgages, is the rate at which principal is expected to prepay in the given year (usually the next one). For example, if a certain residential mortgage loan pool has a CPR of 9%, then 9% of the existing pool principal outstanding is expected to prepay over the next year. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their residential mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, however, prepayment speeds tend to increase. When house price appreciation is positive, prepayment rates may increase, and when house prices depreciate in value, prepayment rates may decline. For RMBS purchased at a premium, as prepayment speeds increase, the amount of income we will earn on these investments will be less than expected because the purchase premium we will pay for the bonds amortizes faster than expected. Conversely, decreases in prepayment speeds result in income greater than expected and can extend the period over which we amortize the purchase premium. For RMBS purchased at a discount, as prepayment speeds increase, the amount of income we will earn will be greater than expected because of the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in income less than expected and can extend the period over which we accrete the purchase discount into interest income.

Changes in market value of our assets.    It is our business strategy to hold our target assets as long-term investments. As such, we expect that our securities will be carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments—Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. As a result, we do not expect that changes in the market value of the assets will normally impact our operating results. However, at least on a quarterly basis, we will monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "—Critical Accounting Policies" for further details.

Credit risk.    We expect to be subject to varying degrees of credit risk in connection with our Non-Agency RMBS portfolio. Our Manager will seek to mitigate this credit risk by estimating expected losses on these Non-Agency RMBS assets and purchasing such assets at appropriately discounted prices. These discounted purchase prices will take into account any available credit support and estimated expected losses in seeking to produce attractive loss-adjusted returns. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

Market conditions.    Due to the dramatic repricing of real estate assets and the continuing uncertainty in the direction of the real estate markets, we believe a void in the debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers face insolvency or have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the residential real estate market have resulted or will result in an "over-correction" in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void.

We believe that in spite of the difficult market environment for mortgage-related assets, current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment, as the depressed trading prices of our target assets have caused a corresponding increase in available yields. We also believe that the recent actions taken by the U.S. Government, the U.S. Federal Reserve and other governmental and regulatory bodies to address the financial crisis may have a positive impact on market conditions and on our business. The first three months of 2013 were characterized by a continuation of the Federal Reserve’s commitment to a policy of monetary stimulus. On March 20, 2013, the U.S. Federal Reserve reaffirmed its commitment to QE3, including a continuation of exceptionally low levels for the federal funds rate for so long as unemployment remains above 6.5% and inflation remains at or below 2.5%, as well as the continued purchase of Agency RMBS at a pace of $40 billion per month, and longer-term Treasury securities at a pace of $45 billion per month. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Investment Activities

We began investing the net proceeds of our IPO and our concurrent private placement immediately following the closing of these offerings on March 27, 2013. We have concentrated the investment of the proceeds in Agency RMBS due to the size and liquidity of this market together with the relatively attractive investment conditions prevailing in the short period between the March 27th closing of our IPO and concurrent private placement and the quarter end. As of March 31, 2013, on a GAAP basis we had increased our investments in RMBS to $969.0 million, compared to $81.0 million as of December 31, 2012. Of the total, $957.3 million was in Agency RMBS and $11.7 million was in Non-Agency RMBS. As of March 31, 2013, we owned $992.3 million of RMBS on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions), of which $957.3 million was in Agency RMBS and $35.0 million was in Non-Agency RMBS. Of the $35.0 million, $23.3 million was in Non-Agency RMBS underlying Linked Transactions. As of March 31, 2013, we had entered into master repurchase agreements with 15 counterparties, and we had borrowed $920.4 million, on a GAAP basis, and $934.6 million, on a non-GAAP basis (including the repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) under these agreements. We have also entered into additional interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. As of March 31, 2013, the notional amount of such swap agreements was $485.0 million, compared to $35.0 million as of December 31, 2012.

We use leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we use borrowings to fund the origination or acquisition of our target assets. We accomplish this by borrowing against existing assets through repurchase agreements. Neither our organizational documents nor our investment guidelines places any limit on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of our stockholders.

As of March 31, 2013, we borrowed 7.9 times our stockholders' equity (calculated in accordance with GAAP); 8.0 times after including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). We expect our leverage (on both a GAAP and non-GAAP basis) will range between three and six times the amount of our stockholders' equity, although our leverage is currently 7.9 times the amount of our stockholders’ equity as a result of deploying the net proceeds of the IPO and the concurrent private placement to XL Investments. Additionally, we expect to borrow between six to nine times the amount of our stockholders' equity in acquiring Agency RMBS, between one and two times when acquiring Legacy Non-Agency RMBS and between one to three times when acquiring New Issue Non-Agency RMBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility, which cannot be ruled out. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. Going forward, as we seek to expand the range of available financing sources, we may borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio. Nonetheless, we expect that the preponderance of our sources of collateralized borrowings will either have an investment grade rating directly or be part of a group of companies which includes an institution that has such a rating.

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility.

As of March 31, 2013, our Agency RMBS portfolio had a weighted average nominal coupon of 3.50% at a weighted average amortized cost of $106.1 per $100 of nominal, or face, value, or $957.5 million total cost. As of March 31, 2013, the weighted average market price of our Agency portfolio was $106.0 per $100 of nominal, or face, value, or $957.3 million in the aggregate. All of our Agency securities represent whole pool securities.

As of March 31, 2013, our Non-Agency RMBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 0.67% at a weighted average amortized cost of $55.3 per $100 of nominal, or face, value, or $9.7 million total cost. As of March 31, 2013, the weighted average market price of our Non-Agency RMBS portfolio, on a GAAP basis, was $66.2 per $100 of nominal, or face, value, or $11.7 million in the aggregate.

As of March 31, 2013, our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) had a weighted average nominal coupon of 0.70% at a weighted average amortized cost of $50.9 per $100 of nominal, or face, value, or $27.7 million total cost. As of March 31, 2013, the weighted average market price of our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) was $64.2 per $100 of nominal, or face, value, or $35.0 million in the aggregate.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of March 31, 2013: (1) as reported in accordance with GAAP, which excludes the Non-Agency RMBS underlying our Linked Transactions, (2) to show separately the Non-Agency RMBS underlying our Linked Transactions; and (3) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions combined with our GAAP-reported RMBS):

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$3,205	$84	$—	$3,289	$35	$3,324	2.50%	1.96%
30 year fixed-rate	899,577	54,633	—	954,210	(215)	953,995	3.50%	2.69%
Total Agency RMBS	902,782	54,717	—	957,499	(180)	957,319	3.50%	2.69%
Non-Agency RMBS Excluding Linked Transactions	17,580	(3,307)	(4,548)	9,725	1,917	11,642	0.67%	10.18%
Total/Weighted Average (GAAP)	$920,362	$51,410	$(4,548)	$967,224	$1,737	$968,961	3.44%	2.77%
Non-Agency RMBS Underlying Linked Transactions	36,901	(6,336)	(12,547)	18,018	5,324	23,342	0.71%	9.89%
Combined/Weighted Average (non-GAAP)	$957,263	$45,074	$(17,095)	$985,242	$7,061	$992,303	3.34%	2.90%

(1)Weighted average coupon is presented net of servicing and other fees.

(2)Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions), at fair value, according to their estimated weighted average life classifications as of March 31, 2013:

March 31, 2013 Fair Value
Less than one year	$—
Greater than one year and less than five years	11,380
Greater than or equal to five years	980,923
Total	$992,303

The following table presents certain information about the carrying value of our available for sale, or AFS, RMBS and the Non-Agency RMBS underlying our Linked Transactions, as of March 31, 2013:

	GAAP Basis (AFS RMBS— Excluding Linked Transactions)	Non-GAAP Adjustments (Non-Agency RMBS underlying Linked Transactions)	Non-GAAP Basis (Combined)
Principal balance	$920,361,330	$36,901,218	$957,262,548
Unamortized premium	54,717,037	—	54,717,037
Unamortized discount
Designated credit reserve	(4,547,508)	(12,546,947)	(17,094,455)
Net, unamortized	(3,307,114)	(6,335,761)	(9,642,875)
Amortized cost	967,223,745	18,018,510	985,242,255
Gross unrealized gains	1,737,300	5,323,448	7,060,748
Carrying value/estimated fair values	$968,961,045	$23,341,958	$992,303,003

For financial statement reporting purposes, GAAP requires us to account for certain of our Non-Agency RMBS and the associated repurchase agreement financing as Linked Transactions. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis do not include Non-Agency RMBS underlying our Linked Transactions. However, in managing and evaluating the composition and performance of our RMBS portfolio, we do not view the purchase of our Non-Agency RMBS and the associated repurchase agreement financing as transactions that are linked. We therefore have also presented certain information that includes the Non-Agency RMBS underlying our Linked Transactions. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our RMBS portfolio and the performance of our Non-Agency RMBS in the same way that we assess our RMBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

Variances between GAAP and Tax Income.    Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income. In accordance with GAAP, a portion of the purchase discounts on our Non-Agency RMBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income. In addition, under GAAP, certain Non-Agency RMBS underlying our Linked Transactions are not reported as RMBS; however, for purposes of determining our REIT taxable income, all Non-Agency RMBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security. Our total Non-Agency RMBS portfolio for tax purposes differs from our portfolio reported for GAAP. These differences are primarily due to the fact that for tax purposes Non-Agency RMBS underlying Linked Transactions are included in our tax portfolio. In addition, for bonds common to both tax and GAAP-reported portfolios, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.

Financing and other liabilities.    We have entered into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS. These agreements are secured by our Agency and Non-Agency RMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of March 31, 2013, we had entered into repurchase agreements totaling $920.4 million, on a GAAP basis, and $934.6 million, on a non-GAAP basis, of which $14.2 million are repurchase agreements underlying Linked Transactions. As addressed under “Investment Activities” above, we are expanding the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2013 to March 31, 2013 on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with Non-Agency RMBS underlying Linked Transactions):

	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2013 to March 31, 2013	$99,999,656	$920,408,000	$920,408,000

	Repurchase Agreements
Non-GAAP (Includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2013 to March 31, 2013	$114,145,556	$934,555,000	$934,555,000

Hedging instruments.    Subject to maintaining our qualification as a REIT, we generally hedge as much of our interest rate risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge.

 Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity.

As of March 31, 2013, we had entered into six interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $485 million of borrowings under our repurchase agreements. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates. We intend to continue to add interest rate hedge positions according to our hedging strategy. There is no limit to the percentage of assets that we may invest in swap agreements. The mark-to-market value of an interest rate swap agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following table summarizes our hedging activity as of March 31, 2013:

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay	Receive Rate	Maturity Years
3 years or less	15,000,000	(25,662)	0.51%	0.30%	2.3
Greater than 3 years and less than 5 years	220,000,000	(347,485)	0.95%	0.28%	4.8
Greater than 5 years and less than 7 years	250,000,000	(438,163)	1.28%	0.28%	6.2
Total	485,000,000	(811,310)	1.10%	0.28%	5.5

	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
3 months or less	10,667	2,599	0.2	5,000,000.00	2.75%	10.0

Book Value Per Share

As of March 31, 2013, our book value per common share was $15.77 on a basic and fully diluted basis.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Financial Statements” beginning on page 8 of this report.

Results of Operations

The table below presents certain information from our Statement of Operations for the period January 1, 2013 to March 31, 2013:

Period from January 1, 2013 to March 31, 2013
Revenues:
Interest income	$3,230,942
Interest expense	(2,330,628)
Net interest income	900,314
Other income:
Realized loss on sale of investments, net	(105,244)
Unrealized gain and net interest income from Linked Transactions	1,753,842
Realized loss on swaption agreements	(71,293)
Unrealized loss on interest rate swap and swaption agreements	(521,019)
Total other income	1,056,286
Expenses:
Management fee	115,140
General and administrative expenses	122,436
Operating expenses reimbursable to our Manager	180,864
Other operating expenses	7,250
Compensation Expense	2,796
Total expenses	428,486
Net income	$1,528,114
Dividends to preferred stockholders	(2,326)
Net income attributable to common stockholders	$1,525,788
Earnings per share
Net income attributable to common stockholders (basic and diluted)	$1,525,788
Weighted average number of shares of common stock outstanding	2,293,250
Basic and diluted income per share	$0.67
Dividends declared per share of common stock	$0.19
Dividends declared per share of restricted stock	$0.00

Net Income Summary

For the period ended March 31, 2013, our net income was $1,525,788 or $0.67, basic - net income per average share available to common stockholders and $0.66 diluted net income per average share available to common stockholders

Interest Income and Interest Expense

An important source of income is net interest income. Our interest income (including purchased accrued interest) was $3,230,942 for the period ended March 31, 2013. Our interest expense for the period ended March 31, 2013 (including derivative payments made and purchased accrued interest) was $2,330,628.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $900,314 for the period ended March 31, 2013.

Other Income

For the period ended March 31, 2013, we had other income of $1,056,286, which primarily reflects the impact of net gains of $1,753,842 on our Linked Transactions. The gains on our Linked Transactions for the period ended March 31, 2013 included interest income of $451,853 on the underlying Non-Agency RMBS, interest expense of $71,302 on the borrowings under repurchase agreements and an increase of $1,373,291 in the fair value of the underlying Non-Agency RMBS. Other income also included an unrealized loss on interest rate swap and swaption agreements of $521,019; a realized loss on swap and swaption agreements of $71,293; and a realized loss on sale of investments, net of $105,244.

Expenses

We incurred management fees of $115,140 for the period ended March 31, 2013 representing amounts payable to our Manager under our management agreement. For the period ended March 31, 2013, we incurred other operating expense of $313,346, of which $180,864 was payable to our Manager and $132,482 was payable directly by us.

Our general and administrative expenses of $122,436 for the period ended March 31, 2013 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

Net Income and Return on Equity

Our net income was $1,525,788 for the period ended March 31, 2013 representing an annualized return of 20.12% on average stockholders' equity of $30,760,422.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from the May 2012 private placement of shares of our common stock to XL Investments and employees of our Manager, our IPO and the concurrent private placement, or our Equity Sales, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. We currently finance Agency and Non-Agency RMBS primarily through the use of repurchase agreements.

As of March 31, 2013, our source of funds, apart from our Equity Sales consisted of net proceeds from repurchase agreements totaling $920.4 million, on a GAAP basis, and $934.6 million, on a non-GAAP basis, including $14.2 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.43%, on a GAAP basis, and 0.46%, on a non-GAAP basis, which we used to finance the acquisition of Agency and Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions. We generally target a debt-to-equity ratio with respect to our Agency RMBS of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one to three times when acquiring New Issue Non-Agency RMBS. As of March 31, 2013, we had an overall debt-to-equity ratio of 7.9:1 (calculated using balances determined under GAAP), or 8.0:1 when including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). The repurchase obligations mature and reinvest every 30 to 90 days. See "—Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of March 31, 2013, we had established fifteen repurchase borrowing arrangements with various investment banking firms and other lenders, and as of March 31, 2013, we had outstanding borrowings with thirteen of these lenders totaling $920.4 million, on a GAAP basis, and $934.6 million, on a non-GAAP basis, including $14.2 million from repurchase agreements underlying Linked Transactions.

Under repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, repurchase agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our repurchase agreements, prepayments on the residential mortgages securing our RMBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our repurchase facilities, the haircuts range from a low of 3% to a high of 50%, and the weighted average haircut was approximately 5% as of March 31, 2013. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. Should prepayment speeds on the residential mortgages underlying our RMBS investments or market interest rates increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As of March 31, 2013, we had unrestricted cash and cash equivalents of $44.1 million and unpledged securities of $3.0 million available to meet margin calls on our repurchase agreements (including those repurchase agreements underlying Linked Transactions) and derivative instruments. Accordingly, based on our leverage level and liquidity position as of March 31, 2013, if the decline in market value of our securities collateralizing our repurchase facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, then we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended March 31, 2013, we did experience certain margin calls, generally the result of principal paydowns on our RMBS investments, and all such margin calls were promptly met. However, future declines in the market value of our securities may be possible.

Upon repayment of each borrowing under a repurchase agreement, we may use the collateral immediately for borrowing under a new repurchase agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency and Non-Agency RMBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our Equity Sales combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for other general corporate expenses.

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities or making additional public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

To maintain our qualification as a REIT, we generally must distribute annually at least 90% of our "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain). These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.

Contractual Obligations and Commitments

We entered into a contractual arrangement with our Manager when we commenced operations on May 16, 2012. Our Manager is entitled to receive a management fee and the reimbursement of certain expenses. Because our management agreement provides that our Manager is responsible for managing our affairs, our executive officers, who are employees of our Manager and not our employees, will not receive cash compensation from us for serving as our executive officers. We have no employees.

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). Our board of directors granted concurrently with the closing of our IPO to our Manager and to each of our independent directors 28,500 and 1,500 shares of our restricted stock, respectively.

We had the following contractual borrowing under repurchase agreements as of March 31, 2013 (dollar amounts in thousands) on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions):

GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$920,408	$920,408	—	—	—
Total contractual obligations	$920,408	$920,408	—	—	—

Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year *	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$934,555	$934,555	—	—	—
Total contractual obligations	$934,555	$934,555	—	—	—

 *Includes $14,147 of repurchase agreements underlying Linked Transactions.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2013.

Off-Balance Sheet Arrangements

Our Linked Transactions are comprised of Non-Agency RMBS, associated repurchase agreement financing and interest receivable/payable on such accounts. To the extent these transactions become unlinked in the future, the underlying Non-Agency RMBS, the associated repurchase agreement financing and the associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively.

As of March 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Distributions

We intend to continue to make regular monthly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We generally intend to make regular monthly distributions to our stockholders in an amount equal to all or substantially all of our taxable income. Before we make any distribution, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

We intend to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On April 12, 2013, we announced that our board of directors declared monthly cash dividend rates for the second quarter of 2013 of $0.13 per share of common stock for the month of April and $0.16 per share of common stock for the months of May and June.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP, and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our common stock. Although we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and we seek to manage our risk levels in order to earn sufficient compensation to justify the risks we undertake and to maintain capital levels consistent with taking such risks.

To reduce the risks to our portfolio, we employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager's risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by our Manager. There can be no guarantee that these tools will protect us from market risks.

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS, including Non-Agency RMBS that are a component of our Linked Transactions. The following table presents certain information about our Agency RMBS portfolio and Non-Agency RMBS portfolio (including Non-Agency RMBS underlying our Linked Transactions) as of March 31, 2013 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	March 31, 2013
	Non-Agency RMBS(1)	Agency RMBS
Portfolio Characteristics:
Number of securities	9	23
Carrying value/ estimated fair value	$34,984,276	$957,318,727
Amortized cost	$27,744,012	$957,506,529
Current par value	$54,481,342	$902,781,206
Ratio of carrying value to current par value	64.2%	106.0%
Ratio of amortized cost to current par value	50.9%	106.1%
Net weighted average coupon	0.70%	3.50%
One month CPR(1)	8.0%	1.5%

March 31, 2013(1)
Non-Agency RMBS Characteristics:
Collateral Attributes:
Weighted average loan age (months)	82
Weighted average original loan-to-value	81.2%
Weighted average original FICO(2)	691
Weighted average loan size	274
Current Performance:
60+ day delinquencies	30.8%
Average credit enhancement(3)	2.5%

	March 31, 2013(1)
	Fair Value	% of Non-Agency RMBS
Coupon Type:
Fixed rate	$—	0.0%
Hybrid or floating	$34,984,276	100.0%
Collateral Type:
Prime	$—	0.0%
Alt-A	$21,473,106	61.4%
Subprime	$13,511,170	38.6%
New Issue	$—	0.0%
Loan Origination Year:
2007	$9,699,203	27.7%
2006	$13,442,781	38.4%
Pre-2006	$11,842,292	33.9%

(1) Includes Non-Agency RMBS underlying our Linked Transactions at March 31, 2013 on a combined, non-GAAP basis.

The following table presents the rating of our Non-Agency RMBS at March 31, 2013, including Non-Agency RMBS underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

	Fair Value	% of Non- Agency RMBS
Current Rating(4)
CCC	$5,767,752	16.5%
C	$7,743,418	22.1%
D	$6,374,196	18.2%
Not Rated	$15,098,910	43.2%

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including Non-Agency RMBS underlying our Linked Transactions, at March 31, 2013 on a combined, non-GAAP basis:

	Fair Value	% of Non- Agency RMBS
Property Location
California	$12,920,232	36.9%
Florida	$3,614,899	10.3%
New York	$2,012,196	5.8%
New Jersey	$1,005,670	2.9%
Maryland	$375,113	1.1%

(1) One-month CPR is reflective of the prepayment speed on the underlying securitization; however, CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payment structure of each underlying security.

(2) FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(3) Average credit enhancement remaining on our Non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(4) Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security, at the date presented.

Interest rate risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and related financing obligations. Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the values of our assets.

Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments, currently limited to interest rate swaps and a swaption as of March 31, 2013, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on our Manager's expertise to manage these risks on our behalf.

Interest rate effect on net interest income

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate RMBS will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid RMBS. Both of these factors could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Our hedging techniques are partly based on assumed levels of prepayments of our target assets. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

We acquire adjustable-rate and hybrid RMBS. These are assets in which some of the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate and hybrid RMBS could effectively be limited by caps. This issue will be magnified to the extent we acquire adjustable-rate and hybrid RMBS that are not based on mortgages that are fully indexed. In addition, adjustable-rate and hybrid RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. If this happens, we could receive less cash income on such assets than we would need to pay for interest costs on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest rate mismatch risk

We fund the majority of our adjustable-rate and hybrid RMBS assets with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to other index rates, such as the one-year Constant Maturity Treasury index, the Monthly Treasury Average index or the 11th District Cost of Funds Index. Accordingly, any increase in LIBOR relative to these indices may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we utilize the hedging strategies discussed above.

Our analysis of risks is based on our Manager's experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our Manager may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2013, including Non-Agency RMBS underlying Linked Transactions. Such RMBS may not be linked in future periods.

All changes in value are measured as the change from the March 31, 2013 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-21.80%	-3.95%
+0.50%	-10.90%	-1.93%
-0.50%	12.72%	1.62%
-1.00%	12.75%	2.38%

(1) Includes underlying interest income and interest expense associated with RMBS and repurchase agreement borrowings underlying our Linked Transactions. Such RMBS and repurchase agreements may not be linked in future periods.

(2) Agency RMBS only.

The interest rate sensitivity table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps and our other derivatives, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points and falling 50 and 100 basis points. The cash flows associated with our portfolio of RMBS for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are assumed to relate to repurchase agreements, including anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

The AFS securities, at fair value, included in the foregoing interest rate sensitivity table under "Percentage Change in Projected Portfolio Value" were limited to Agency RMBS. Due to the significantly discounted prices and underlying credit risks of our Non-Agency RMBS, including those underlying Linked Transactions, we believe our Non-Agency RMBS's valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. However, these Non-Agency RMBS have been included in the "Percentage Change in Projected Net Interest Income" analysis.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2013. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

The change in annualized net interest income does not include any benefit or detriment from faster or slower prepayment rates on our Agency premium RMBS and Non-Agency discount RMBS. We anticipate that faster prepayment speeds in lower interest rate scenarios will generate lower realized yields on Agency premium RMBS and higher realized yields on Non-Agency discount RMBS. Similarly, we anticipate that slower prepayment speeds in higher interest rate scenarios will generate higher realized yields on Agency premium RMBS and lower realized yields on Non-Agency discount RMBS. Although we have sought to construct our portfolio to limit the effect of changes in prepayment speeds, there can be no assurance this will actually occur, and the realized yield of our portfolio may be significantly different than we anticipate in changing interest rate scenarios.

 Given the low interest rates at March 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

The information set forth in the interest rate sensitivity table and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

Prepayment risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated. As we receive prepayments of principal on our assets, premiums paid on such assets will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Normally, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

Extension risk

We compute the projected weighted-average life of our investments based upon assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related target asset.

However, if prepayment rates decrease in a rising interest rate environment, then the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate assets would remain fixed. This situation could also cause the market value of our fixed-rate or hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market risk

Market value risk.    Our AFS securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, market valuation of credit risks and other factors. Generally, in a rising interest rate environment, we would expect the fair value of these securities to decrease; conversely, in a decreasing interest rate environment, we would expect the fair value of these securities to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.

The sensitivity analysis table presented in "—Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2013, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

Real estate risk.    RMBS and residential property values are subject to volatility and may be adversely affected by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral for mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our Non-Agency RMBS investments.

Liquidity risk

Our liquidity risk is principally associated with our financing of long-maturity assets with short-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be nor are they, matched.

Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements. See "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further information about our liquidity and capital resource management.

Credit risk

We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency RMBS. With respect to our Non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency RMBS. In addition, with respect to any particular target asset, our Manager's investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. In particular, the evaluation process involves modeling under various different scenarios the future cashflows expected to be generated by a specific security based on the current and projected delinquency and default status of the portfolio, and expected recoveries derived primarily from LTV metrics, relative to the purchase price of the RMBS. At purchase, our Manager estimates the proportion of the discount that we do not expect to recover and incorporates it into our Manager's expected yield and accretion calculations. As part of our Non-Agency RMBS surveillance process, our Manager tracks and compares each security's actual performance over time to the performance expected at the time of purchase or, if our Manager has modified its original purchase assumptions, to its revised performance expectations. To the extent that actual performance of our Non-Agency RMBS deviates materially from our Manager's expected performance parameters, our Manager may revise its performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time. At times, we may enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

Risk Management

To the extent consistent with maintaining our REIT qualification, we will seek to manage risk exposure to protect our investment portfolio against the effects of major interest rate changes. We may generally seek to manage this risk by:

•	relying on our Manager's investment selection process;

•	monitoring and adjusting, if necessary, the reset index and interest rate related to Agency and Non-Agency RMBS and other mortgage-related investments and our financings;

•	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using hedging instruments, primarily interest rate swap agreements but also financial futures, options, interest rate cap agreements, floors and forward sales to adjust the interest rate sensitivity of Agency RMBS and other mortgage-related investments and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods and gross reset margins of Agency RMBS and other mortgage-related investments and the interest rate indices and adjustment periods of our financings.

In executing on our current risk management strategy, we have entered into interest rate swap agreements and a swaption.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the Company’s management, including its principal executive officer and principal financial officer, as appropriate, allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that, with the exception of the material weakness and significant deficiency identified below, which we are in the process of remediating, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Prior to the initial filing of the IPO Registration Statement, and in connection with the preparation of our earlier audited financial statements as of and for the period from May 16, 2012 (commencement of operations) to July 31, 2012, our independent registered public accountants identified a material weakness and two significant deficiencies in our internal control over financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness required adjustments to our financial statements during the audit. A "significant deficiency" is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of financial reporting, including the audit committee of a company's board of directors.

The material weakness was identified as the result of an error in our interpretation of the accounting guidance relating to the evaluation of specific criteria used to determine whether certain Non-Agency RMBS purchases and repurchase financing transactions are "linked transactions", accounted for on a net basis and recorded as a forward purchase (derivative) contract at fair value on our balance sheet.

The significant deficiencies related to inadequate review of the report of a service organization's system and the suitability of the design and operating effectiveness of controls (SSAE 16) and inadequate review of the timing of the booking of certain repurchase transactions.

Changes in Internal Control Over Financial Reporting

We and our independent registered public accountants concluded the identified material weakness and one of the significant deficiencies remained at December 31, 2012. As a result, at that time, we implemented measures designed to remediate the material weakness and the remaining significant deficiency and to improve our internal control over financial reporting. These measures included, among other things, supplementing the existing infrastructure for overseeing financial reporting with additional specialized accounting resources to be furnished by a third party service provider, a third party assessment of the design and operation of internal controls, specifically those relating to financial reporting, and further review of the service organization's systems and controls. In addition, we instituted additional procedures for validating and documenting whether Non-Agency RMBS purchases and repurchase financing transactions are linked. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. While we believe that the actions we are taking and will continue to take to address the existing weakness in internal control over financial reporting will mitigate the risk related to the aforementioned internal control material weakness, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses or significant deficiencies in the future. Any failure to so identify and avoid could cause investors to lose confidence in our reported financial information, harm our business and negatively impact the trading price of our common stock.

Other than as set forth above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2013 through March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date of this prospectus, neither we nor, to our knowledge, our Manager are subject to any legal proceedings that we or our Manager considers to be material.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the final prospectus filed pursuant to Rule 424(b)(1) on March 22, 2013 with the SEC in connection with our IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

IPO and Concurrent Private Placement

On March 21, 2013, the SEC declared effective our IPO Registration Statement, pursuant to which we registered 4,033,333 shares of our common stock. On March 27, 2013, we consummated our IPO and sold 4,033,333 shares of our common stock to the public at a price of $15.00 per share for an aggregate offering price of $60.5 million. In connection with the IPO, $2,419,999.80 in underwriting discounts and commissions were paid by our Manager. We received net proceeds from our IPO of approximately $59.0 million, after deducting offering expenses payable by us of $1.5 million.

The IPO was underwritten by Barclays Capital Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC, acting as the representatives of Keefe, Bruyette & Woods, Inc., Ladenburg Thalmann & Co. Inc., Mitsubishi UFJ Securities (USA), Inc., Aegis Capital Corp. and National Securities Corporation.

On March 27, 2013, concurrent with the consummation of our IPO, we completed a private placement in which we sold 1,666,667 shares of common stock, at the public offering price of $15.00 per share to XL Investments Ltd, pursuant to Section 4(2) under the Securities Act. The net proceeds from this private placement were $25.0 million. We did not pay any underwriting discounts or commissions in connection with this private placement.

We invested the net proceeds of the IPO and the private placement as described in Part I. Item 2 of this report under the caption “Investment Activities.”

Preferred Stock Private Placement

We completed a private placement on January 22, 2013, of 100 shares of our 12 1/2% Cumulative Non-Voting Redeemable Preferred Stock, par value $0.01 per share, to 100 investors who were both "accredited investors" as defined by Rule 502 under the Securities Act and also were "qualified purchasers" as defined by Section 2(a)(51) of the Investment Company Act at $1,000 per share on an "all-or-none" best efforts basis. The preferred stock placement was made in connection with our REIT qualification under the Internal Revenue Code. The 100-holders requirement must be satisfied by us for 335 days during 2013. All of such shares of preferred stock were redeemed by us for 110% of the purchase price of the preferred stock on March 28, 2013, shortly after the completion of our IPO. The preferred stock placement was made pursuant to Rule 506 under, and Section 4(2) of, the Securities Act. REIT Funding LLC acted as facilitator for the preferred stock placement and its broker-dealer affiliate, H&L Equities, LLC, acted as placement agent.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE OAKS INVESTMENT CORP.

Dated: May 3, 2013	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: May 3, 2013	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Five Oaks Investment Corp., dated as of March 26, 2013.
3.2*	Second Amended and Restated Bylaws of Five Oaks Investment Corp., dated as of March 27, 2013.
4.1	Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.'s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 ("Pre-Effective Amendment No. 1")).
10.1*	Form of Indemnification Agreement.
10.2	Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd. (incorporated by reference to Exhibit 10.8 filed with Pre-Effective Amendment No. 1).
10.3	Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 filed with Post-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 (“Post-Effective Amendment No. 1”)).
10.4	Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 filed with Post-Effective Amendment No. 1).
10.5	Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 filed with Post-Effective Amendment No. 1).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

