Form 10-Q
period 2013-06-30
Five Oaks Investment Corp.
filed 2013-08-07
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-35845

FIVE OAKS INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	45-4966519
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

540 Madison Avenue, 19th Floor, New York, New York 10022

(Address of principal executive office)  (Zip Code)

(212) 257-5073

(Registrant’s telephone number, including area code)

641 Lexington Avenue, Suite 1432, New York, New York 10022

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common stock, $0.01 par value	7,389,250

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 (unaudited), and the period May 16, 2012 (commencement of operations) to June 30, 2012 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 (unaudited), and the period May 16, 2012 (commencement of operations) to June 30, 2012 (unaudited)	5
	Condensed Consolidated Statements of Stockholders' Equity for the three months and six months ended June 30, 2013 (unaudited), and the period May 16, 2012 (commencement of operations) to June 30, 2012 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 (unaudited), and the period May 16, 2012 (commencement of operations) to June 30, 2012 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	40
Item 4.	Controls and Procedures	46

PART II - Other Information		47

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47

Signatures		49

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $590,302,740 and $66,337,080 for June 30, 2013 and December 31, 2012, respectively)	$590,302,740	$81,027,998
Linked transactions, net, at fair value	15,657,200	8,612,753
Cash and cash equivalents	20,891,412	3,608,759
Restricted cash	23,632,242	1,933,390
Deferred offering costs	-	1,664,796
Accrued interest receivable	1,601,924	189,364
Derivative assets, at fair value	7,389,541	12,062
Other assets	221,407	-

Total assets	$659,696,466	$97,049,122

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$563,529,000	$63,423,000
Derivative liabilities, at fair value	-	283,754
Accrued interest payable	209,475	65,820
Dividends payable	-	220,833
Fees and expenses payable to Manager	317,721	32,721
Other accounts payable and accrued expenses	125,795	754,274

Total liabilities	564,181,991	64,780,402

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, none outstanding at June 30, 2013 and December 31, 2012	-	-
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 7,389,250 and 1,656,250 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	73,563	265,000
Additional paid-in capital	110,053,531	25,912,089
Accumulated other comprehensive income (loss)	(24,001,358)	2,433,997
Cumulative distributions to stockholders	(4,929,061)	(1,161,672)
Accumulated earnings	14,317,800	4,819,306

Total stockholders' equity	95,514,475	32,268,720

Total liabilities and stockholders' equity	$659,696,466	$97,049,122

The accompanying notes are an integral part of these financial statements.

 FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

			Period from
			May 16, 2012
	Three	Six	(commencement of
	Months Ended	Months Ended	operations) to
	June 30, 2013	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Revenues:
Interest income	$7,361,812	$10,592,753	$158,220
Interest expense	(997,809)	(3,328,437)	(85,903)

Net interest income	6,364,003	7,264,316	72,317

Other income:
Realized loss on sale of investments, net	(14,172,649)	(14,277,894)	(427)
Unrealized gain (loss) and net interest income from Linked Transactions	(1,487,024)	266,818	177,463
Realized gain (loss) on swap and swaption agreements	11,136,853	11,065,533	(5,333)
Unrealized gain (loss) on interest rate swap and swaption agreements, net	7,620,892	7,099,900	(234,130)

Total other income (loss)	3,098,072	4,154,357	(62,427)

Expenses:
Management fee	412,862	528,002	48,554
General and administrative expenses	177,686	300,114	8,250
Operating expenses reimbursable to Manager	727,234	908,098	149,648
Other operating expenses	91,745	99,001	12,363
Compensation expense	82,168	84,964	-

Total expenses	1,491,695	1,920,179	218,815

Net income (loss)	7,970,380	9,498,494	(208,925)

Dividends to preferred stockholders	-	(2,326)	-

Net income (loss) attributable to common stockholders	$7,970,380	$9,496,168	$(208,925)

Earnings per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$7,970,380	$9,496,168	$(208,925)
Weighted average number of shares of common stock outstanding	7,389,250	4,855,327	1,656,250
Basic and diluted income (loss) per share	$1.08	$1.96	$(0.13)
Dividends declared per share of common stock	$0.45	$0.78	$-

The accompanying notes are an integral part of these financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

			Period from
			May 16, 2012
	Three	Six	(commencement of
	Months Ended	Months Ended	operations) to
	June 30, 2013	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)

Net income (loss)	$7,970,380	$9,498,494	$(208,925)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(25,738,658)	(26,435,355)	157,236
Total other comprehensive loss	(25,738,658)	(26,435,355)	157,236

Less: Dividends to preferred stockholders	-	(2,326)	-

Comprehensive income (loss) attributable to common stockholders	$(17,768,278)	$(16,939,187)	$(51,689)

The accompanying notes are an integral part of these financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
					Additional	Other	Cumulative		Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	Earnings	Equity

Issuance of common stock, net	-	$-	1,656,250	$16,563	$26,160,526	$-	$-	$-	$26,177,089
Net income	-	-	-	-	-	-	-	4,819,306	4,819,306
Other comprehensive income (loss)	-	-	-	-	-	2,433,997	-	-	2,433,997
Common dividends declared	-	-	-	-	-	-	(1,161,672)	-	(1,161,672)
Balance at December 31, 2012	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720

Balance at January 1, 2013	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720
Issuance of common stock, net	-	-	5,700,000	57,000	83,943,000	-	-	-	84,000,000
Issuance of preferred stock, net	100	1	-	-	10,040	-	-	-	10,041
Redemption of preferred stock, net	(100)	(1)	-	-	(109,999)	-	-	-	(110,000)
Restricted stock compensation expense	-	-	33,000	-	49,964	-	-	-	49,964
Net income	-	-	-	-	-	-	-	9,498,494	9,498,494
Other comprehensive income (loss)	-	-	-	-	-	(26,435,355)	-	-	(26,435,355)
Common dividends declared	-	-	-	-	-	-	(3,765,063)	-	(3,765,063)
Preferred dividends declared	-	-	-	-	-	-	(2,326)	-	(2,326)
Balance at June 30, 2013 (unaudited)	-	$-	7,389,250	$73,563	$110,053,531	$(24,001,358)	$(4,929,061)	$14,317,800	$95,514,475

The accompanying notes are an integral part of these financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

		Period from
		May 16, 2012
	Six	(commencement of
	Months Ended	operations) to
	June 30, 2013	June 30, 2012
	(unaudited)
Cash flows from operating activities:
Net income	$9,498,494	$(208,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(86,731)	16,715
Realized loss on sale of investments, net	14,667,580	427
Unrealized (gain) loss on Linked Transactions, net	617,334	(140,459)
Realized (gain) loss on swap and swaption agreements	(11,649,504)	5,333
Unrealized (gain) loss on interest rate swap and swaption agreements	(7,099,900)	234,130
Net change in:
Accrued interest receivable	(1,412,560)	(169,296)
Other assets	(221,407)	-
Accrued interest payable	143,655	6,965
Investment related payable	-	9,766,872
Fees and expenses payable to Manager	285,000	134,682
Other accounts payable and accrued expenses	120,805	11,275

Net cash provided by operating activities	4,862,766	9,657,719

Cash flows from investing activities:
Purchase of available-for-sale securities	(919,943,794)	(66,445,340)
Proceeds from sales of available-for-sale securities	353,258,001	-
Purchase of derivative contracts	(672,000)	(64,000)
Proceeds from sales of derivative contracts	11,760,171	-
Principal payments from available-for-sale securities	16,394,846	14,741
Restricted cash	(21,698,852)	(250,306)

Net cash used in investing activities	(560,901,628)	(66,744,905)

Cash flows from financing activities:
Net proceeds from issuance of common stock	84,000,000	26,177,089
Net proceeds from issuance of preferred stock	10,041	-
Redemption of preferred stock	(110,000)	-
Restricted stock compensation expense	49,964	-
Change in deferred offering costs	915,512	-
Dividends paid on common stock	(3,985,896)	-
Dividends paid on preferred stock	(2,326)	-
Proceeds from repurchase agreements	2,303,464,000	54,314,000
Principal repayments of repurchase agreements	(1,803,358,000)	-
Net cash paid on securities underlying Linked Transactions	(23,982,780)	(19,055,318)
Cash received from repurchase agreements underlying Linked Transactions	16,321,000	10,166,000

Net cash provided by financing activities	573,321,515	71,601,771

Net increase in cash and cash equivalents	17,282,653	14,514,585

Cash and cash equivalents, beginning of period	3,608,759	-

Cash and cash equivalents, end of period	$20,891,412	$14,514,585

Supplemental disclosure of cash flow information
Cash paid for interest	$3,184,782	$78,938

Non-cash investing and financing activities information
Net change in unrealized gain (loss) on available-for-sale securities	$(26,435,355)	$157,236

The accompanying notes are an integral part of these financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

On June 10, 2013, the Company established Five Oaks Acquisition Corp. (“FOAC”) as a wholly owned taxable REIT subsidiary, for the acquisition and disposition of residential mortgage loans. There was no activity within FOAC during the quarter. The Company consolidates its subsidiary under generally accepted accounting principles in the United States of America (“U.S. GAAP”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed balance sheet as of December 31, 2012 has been derived from audited financial statements. The condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statement of operations, the condensed consolidated statement of comprehensive income (loss), the condensed consolidated statement of stockholders’ equity and the condensed consolidated statement of cash flows, for the three and six months ended June 30, 2013, are unaudited. The condensed consolidated statement of operations, the condensed consolidated statement of comprehensive income (loss) and the condensed consolidated statement of cash flows, for the period May 15, 2012 (commencement of operations) to June 30, 2012, are unaudited.

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form S-11 for the period May 16, 2012 (commencement of operations) to December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements of the Company include the accounts of its subsidiary.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Offering Costs

In accordance with Accounting Standards Codification (“ASC”) Subtopic 505-10, the direct costs incurred to issue shares classified as equity, such as legal and accounting fees, should be deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares were recorded as an asset in the accompanying balance sheet in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering.

To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying balance sheet.

Upon closing of the initial public offering and concurrent private placement of shares, all “Deferred offering costs” previously recorded as an asset on the Company’s balance sheet have been reclassified. As further described in Note 9 – Related Party Transactions, an amount of $1,500,000 was deducted from proceeds of the related issuances, and the balance of offering costs in the amount of $1,139,703 was reimbursed to the Company by the Manager.

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

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments – Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income will flow though the “Interest Income” line item on the condensed consolidated statement of operations.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

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

Gains and losses from the sale of available-for-sale securities (“AFS”) are recorded as realized gains (losses) within realized loss on sale of investments, net in the Company's condensed consolidated statement of operations. Upon the sale of a security, the Company will determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss).

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, as presented in the condensed consolidated statement of comprehensive income (loss), adjusted for changes in unrealized gain or loss on AFS securities.

Recent Accounting Pronouncements Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, which amends ASC 210, “Balance Sheet”. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. The Company adopted ASU No. 2011-11 for the six months ended June 30, 2013 and had no material impact on the Company’s financial condition or results of operations other than enhanced disclosure in the condensed consolidated notes to financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2013, FASB issued ASU No. 2013-01, which amends ASU No. 2011-11. The amendments clarify that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with ASC 210 or subject to an enforceable master netting arrangement or similar agreements. ASU No. 2013-01 is effective the same date as ASU No. 2011-11. The Company adopted ASU No. 2013-03 for the six months ended June 30, 2013 and had no material impact on the Company’s financial condition or results of operations other than enhanced disclosure in the condensed consolidated notes to financial statements.

In February 2013, FASB issued ASU No. 2013-02, which amends FASB ASC 220 “Comprehensive Income”. The amendments in this ASU require an entity to provide information about any amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the condensed consolidated notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012 for public entities. The Company adopted ASU No. 2013-02 for the six months ended June 30, 2013 and had no material impact on the Company’s financial condition or results of operations.

NOTE 3 - FAIR VALUE MEASUREMENTS

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

At the inception of a derivative contract, the Company determines whether or not the instrument will be part of a qualifying hedge accounting relationship. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statement of operations as unrealized gain (loss) on interest rate swap and swaption agreements.

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

Non-Hedging Activity - Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e. the purchase of an RMBS by the Company) and contemporaneous repurchase financing of such RMBS with the same counterparty are considered part of the same arrangement, or a “linked transaction”, unless certain criteria are met. The two components of a linked transaction (RMBS purchase and repurchase financing) are accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s balance sheet in the line item “Linked Transactions, net, at fair value”. Changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense are reported as “Unrealized gain and net interest income from Linked Transactions”, on the Company’s condensed consolidated statement of operations. When or if a transaction is no longer considered to be linked, the RMBS and repurchase financing will be reported on a gross basis. In this case, the fair value of the RMBS at the time the transactions are no longer considered linked will become the cost basis of the RMBS, and the income recognition yield for such RMBS will be calculated prospectively using this new cost basis. (See Notes 7 and 8).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

See Note 7 for specific disclosures regarding the location and amounts of derivative instruments in the financial statements and the accounting for derivative instruments and related hedged items.

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES

Non-Agency RMBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this Note, as they are accounted for as derivatives. (See Notes 7 and 8).

The following table presents the Company’s AFS investment securities by collateral type at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$260,188,673	$49,765,271
Federal National Mortgage Association	297,457,718	20,208,333
Non-Agency	32,656,349	11,054,394
Total mortgage-backed securities	$590,302,740	$81,027,998

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Agency	Non-Agency	Total
Face Value	$548,679,744	$55,039,916	$603,719,660
Unamortized premium	32,908,152	-	32,908,152
Unamortized discount
Designated credit reserve	-	(11,055,275)	(11,055,275)
Net, unamortized	-	(11,268,439)	(11,268,439)
Amortized Cost	581,587,896	32,716,202	614,304,098
Gross unrealized loss	(23,941,505)	(59,853)	(24,001,358)
Fair Value	$557,646,391	$32,656,349	$590,302,740

	December 31, 2012
	Agency	Non-Agency	Total
Face Value	$65,310,197	$18,507,380	$83,817,577
Unamortized premium	3,193,345	-	3,193,345
Unamortized discount
Designated credit reserve	-	(4,882,582)	(4,882,582)
Net, unamortized	-	(3,534,339)	(3,534,339)
Amortized Cost	68,503,542	10,090,459	78,594,001
Gross unrealized gain	1,470,062	963,935	2,433,997
Fair Value	$69,973,604	$11,054,394	$81,027,998

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present a summary of the Company’s net realized gain (loss) from the sale of Agency and non-Agency RMBS for the three and six months ended June 30, 2013 and the period May 16, 2012 (commencement of operations) to June 30, 2012:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Agency and non-Agency RMBS sold, at cost	$368,783,917	$368,783,917
Proceeds from Agency and non-Agency RMBS sold	355,338,884	355,338,884
Net realized gain (loss) on sale of Agency and non-Agency RMBS	$(13,445,033)	$(13,445,033)

Period May 16, 2012
to June 30, 2012
Agency and non-Agency RMBS sold, at cost	$-
Proceeds from Agency and non-Agency RMBS sold	-
Net realized gain (loss) on sale of Agency and non-Agency RMBS	$-

The following tables present the fair value of AFS investment securities by rate type as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Agency	Non-Agency	Total
Adjustable rate	$-	$32,656,349	$32,656,349
Fixed rate	557,646,391	-	557,646,391
Total	$557,646,391	$32,656,349	$590,302,740

	December 31, 2012
	Agency	Non-Agency	Total
Adjustable rate	$-	$11,054,394	$11,054,394
Fixed rate	69,973,604	-	69,973,604
Total	$69,973,604	$11,054,394	$81,027,998

As described in Note 3, when the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company generally does not amortize into income a significant portion of this discount that the Company is entitled to earn because it does not expect to collect it due to the inherent credit risk of the security. The Company may also record an OTTI for a portion of its investment in the security to the extent the Company believes that the amortized cost will exceed the present value of expected future cash flows. The amount of principal that the Company does not amortize into income is designated as an off balance sheet credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.

Actual maturities of AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the changes for the six months ended June 30, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	June 30, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(11,810,437)	$(12,009,982)	$(23,820,419)
Accretion of net discount	-	741,543	741,543
Realized credit losses	755,162	-	755,162
Ending balance at June 30, 2013	$(11,055,275)	$(11,268,439)	$(22,323,714)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(5,363,444)	$(3,997,817)	$(9,361,261)
Accretion of net discount	-	463,478	463,478
Realized credit losses	480,862	-	480,862
Ending balance at December 31, 2012	$(4,882,582)	$(3,534,339)	$(8,416,921)

Gains and losses from the sale of AFS securities are recorded within realized loss on sale of investments, net in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three and six months ended June 30, 2013, the Company had unrealized losses on AFS securities of $25,738,658 and $26,435,355, respectively.

The following table presents components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the three and six months ended June 30, 2013 and the period May 16, 2012 (commencement of operations) to June 30, 2012:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$7,406,364	$(622,957)	$6,783,407	$10,406,208	$(654,813)	$9,751,395
Non-Agency	58,226	514,317	572,543	93,040	741,543	834,583
Total	$7,464,590	$(108,640)	$7,355,950	$10,499,248	$86,730	$10,585,978

	Period May 16, 2012 to June 30, 2012
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$174,606	$(16,715)	$157,891
Non-Agency	-	-	-
Total	$174,606	$(16,715)	$157,891

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 5 - RESTRICTED CASH

As of June 30, 2013, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Restricted cash balance held by:
Broker counterparties for derivatives trading	$6,654,141	$570,247
Repurchase counterparties as restricted collateral	16,978,101	1,363,143
Total	$23,632,242	$1,933,390

NOTE 6 - REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.48% at June 30, 2013. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$539,910,000	0.40%	$59,616,000	0.48%
Non-Agency(1)	23,619,000	2.26%	3,807,000	2.31%
Total	$563,529,000	0.48%	$63,423,000	0.59%

(1) At June 30, 2013 and December 31, 2012, the Company had repurchase agreements of $30,310,000 and $13,989,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

At June 30, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities:

	June 30, 2013	December 31, 2012
< 30 days	$304,140,000	$59,616,000
31 to 60 days	177,589,000	3,807,000
61 to 90 days	36,461,000	-
> 90 days	45,339,000	-
Total	$563,529,000	$63,423,000

(1) At June 30, 2013 and December 31, 2012, the Company had repurchase agreements of $30,310,000 and $13,989,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of June 30, 2013.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 6 - REPURCHASE AGREEMENTS (Continued)

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
North America	$262,968,000	46.67%	45	$275,654,422
Europe (2)	193,311,000	34.30%	41	202,694,448
Asia (2)	107,250,000	19.03%	24	111,953,870
Total	$563,529,000	100.00%	40	$590,302,740

(1) At June 30, 2013, the Company had repurchase agreements of $30,310,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

(2) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2012
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
North America	$52,874,000	83.37%	17	$55,462,506
Asia (2)	10,549,000	16.63%	18	10,874,574
Total	$63,423,000	100.00%	17	$66,337,080

(1) At December 31, 2012, the Company had repurchase agreements of $13,989,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

(2) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

NOTE 7 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap and swaption agreements. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on interest rate swap and swaption agreements, net in the condensed consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the condensed consolidated statement of operations as a realized loss on swaption agreements. In addition, as set out in Note 3, the Company records Linked Transactions as a forward purchase (derivative) contract at fair value on the balance sheet. Although Linked Transactions are accounted for as derivative instruments, they are not entered into as part of the Company’s risk management activities and are not designated as hedging instruments.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 7 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of June 30, 2013 and December 31, 2012. The Company’s Linked Transactions are evaluated on a combined basis.

	June 30, 2013
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$5,770,974	485,000,000	$-	-
Swaptions	1,618,567	25,000,000	-	-
Linked transactions	15,657,200	-	-	-
Total	$23,046,741	510,000,000	$-	-

	December 31, 2012
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(283,754)	35,000,000
Swaptions	12,062	5,000,000	-	-
Linked transactions	8,612,753	-	-	-
Total	$8,624,815	5,000,000	$(283,754)	35,000,000

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$135,000,000	$388,972	0.56%	2.8	0.0%
Greater than 5 years and less than 7 years	100,000,000	(678,652)	1.69%	5.1	0.0%
Greater than 7 years and less than 10 years	150,000,000	2,864,274	2.34%	8.1	100.0%
Greater than 10 years	100,000,000	3,196,380	2.71%	11.1	100.0%
Total	$485,000,000	$5,770,974	1.79%	6.6	51.5%

	December 31, 2012
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$15,000,000	$(53,437)	0.51%	2.6	0.0%
Greater than 3 years and less than 5 years	20,000,000	(230,317)	0.78%	3.5	0.0%
Total	$35,000,000	$(283,754)	0.66%	3.1	0.0%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 7 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

Offsetting of Financial Assets and Liabilities

The Company has offset certain financial assets and liabilities in the condensed consolidated balance sheet under FASB guidance ASC 210 and ASC 815. The below table provides a reconciliation of these assets and liabilities that were offset as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Gross amounts	Gross amounts	Net amounts
	of recognized	offset in the	of assets presented
Description	assets	Balance Sheet	in the Balance Sheet
Linked transactions(1)	$46,008,881	$(30,351,681)	$15,657,200
Interest rate swaps	6,527,414	(756,440)	5,770,974
Swaptions	1,618,567	-	1,618,567
Total	$54,154,862	$(31,108,121)	$23,046,741

	June 30, 2013
	Gross amounts	Gross amounts	Net amounts
	of recognized	offset in the	of liabilities presented
Description	liabilities	Balance Sheet	in the Balance Sheet
Interest rate swaps	$(756,440)	$756,440	$-
Total	$(756,440)	$756,440	$-

	December 31, 2012
	Gross amounts	Gross amounts	Net amounts
	of recognized	offset in the	of assets presented
Description	assets	Balance Sheet	in the Balance Sheet
Linked transactions(1)	$22,636,490	$(14,023,737)	$8,612,753
Swaptions	12,062	-	12,062
Total	$22,648,552	$(14,023,737)	$8,624,815

	December 31, 2012
	Gross amounts	Gross amounts	Net amounts
	of recognized	offset in the	of liabilities presented
Description	liabilities	Balance Sheet	in the Balance Sheet
Interest rate swaps	$(283,754)	$-	$(283,754)
Total	$(283,754)	$-	$(283,754)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 7 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The Company has pledged financial collateral as restricted cash to its counterparties for its derivative contracts. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 5 for the amounts of restricted cash outstanding.

Linked Transactions

The Company’s Linked Transactions are accounted for on a net basis and recorded as forward purchase (derivative) contracts at fair value on the Company’s condensed consolidated balance sheet. The fair value of Linked Transactions reflects the value of the underlying Non-Agency RMBS, the linked repurchase borrowings and accrued interest receivable/payable on such instruments. The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in fair value and net interest income is reported as “Unrealized gain (loss) and net interest income from Linked Transactions” in other income on the Company’s condensed consolidated statement of operations.

The following tables present certain information concerning the Non-Agency RMBS and repurchase financings underlying the Company’s Linked Transactions as of June 30, 2013 and December 31, 2012:

 Linked Non-Agency RMBS

	June 30, 2013	December 31, 2012
Face Value	$75,660,274	$38,320,365
Unamortized premium	-	-
Unamortized discount
Designated credit reserve	(18,628,510)	(12,929,231)
Net, unamortized	(14,379,599)	(6,721,749)
Amortized Cost	42,652,165	18,669,385
Gross unrealized gains	3,336,274	3,950,157
Fair Value	$45,988,439	$22,619,542

The following tables present the changes for the six months ended June 30, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on Non-Agency RMBS underlying Linked Transactions:

	June 30, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(20,416,766)	$(15,295,000)	$(35,711,766)
Accretion of net discount	-	915,401	915,401
Realized credit losses	1,788,256	-	1,788,256
Ending balance at June 30, 2013	$(18,628,510)	$(14,379,599)	$(33,008,109)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(13,934,657)	$(7,592,017)	$(21,526,674)
Accretion of net discount	-	870,268	870,268
Realized credit losses	1,005,426	-	1,005,426
Ending balance at December 31, 2012	$(12,929,231)	$(6,721,749)	$(19,650,980)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 7 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

 Linked Repurchase Agreements

	June 30, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	$26,156,000	86.29%	36	$38,938,632
Asia (1)	4,154,000	13.71%	8	7,049,807
Total	$30,310,000	100.00%	32	$45,988,439

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2012
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	$9,277,000	66.32%	41	$13,714,701
Asia (1)	4,712,000	33.68%	12	8,904,841
Total	$13,989,000	100.00%	31	$22,619,542

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

At June 30, 2013, Linked Transactions also included $20,442 of associated accrued interest receivable and $41,681 of accrued interest payable.

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on swap and swaption agreements and unrealized gain (loss) on interest rate swap and swaption agreements for the three and six months ended June 30, 2013 and the period May 16, 2012 (commencement of operations) to June 30, 2012:

	Three Months Ended June 30, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$11,231,520	$6,582,257	$17,813,777
Swaptions	(94,667)	1,038,635	943,968
TBAs	-	-	-
Total	$11,136,853	$7,620,892	$18,757,745

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 7 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Six Months Ended June 30, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$11,176,200	$6,054,728	$17,230,928
Swaptions	(110,667)	1,045,172	934,505
Total	$11,065,533	$7,099,900	$18,165,433

	Period May 16, 2012 to June 30, 2012
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$-	$(231,609)	$(231,609)
Swaptions	(5,333)	(2,521)	(7,854)
Total	$(5,333)	$(234,130)	$(239,463)

The following table presents certain information about the components of the unrealized net gain (loss) and net interest income from Linked Transactions included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2013 and the period May 16, 2012 (commencement of operations) to June 30, 2012:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Interest income attributable to RMBS underlying Linked Transactions	$612,903	$1,064,756
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(112,752)	(184,055)
Change in fair value of Linked Transactions included in earnings	(1,987,175)	(613,883)
Unrealized gain (loss) and net interest income from Linked Transactions	$(1,487,024)	$266,818

Period May 16, 2012
to June 30, 2012
Interest income attributable to RMBS underlying Linked Transactions	$54,821
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(14,839)
Change in fair value of Linked Transactions included in earnings	137,481
Unrealized gain and net interest income from Linked Transactions	$177,463

NOTE 8 - FINANCIAL INSTRUMENTS

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 8 - FINANCIAL INSTRUMENTS (Continued)

Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels are defined as follows:

•	Level 1 Inputs - Quoted prices for identical instruments in active markets.

•	Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs - Instruments with primarily unobservable value drivers.

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	June 30, 2013
Assets:
Residential mortgage-backed securities (a)	$-	$590,302,740	$-	$590,302,740
Linked transactions (b)	-	15,657,200	-	15,657,200
Interest rate swaps	-	5,770,974	-	5,770,974
Swaptions	-	1,618,567	-	1,618,567
Total	$-	$613,349,481	$-	$613,349,481

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2012
Assets:
Residential mortgage-backed securities (a)	$-	$81,027,998	$-	$81,027,998
Linked transactions (b)	-	8,612,753	-	8,612,753
Swaptions	-	12,062	-	12,062
Total	$-	$89,652,813	$-	$89,652,813

Liabilities:
Interest rate swaps	$-	$(283,754)	$-	$(283,754)
Total	$-	$(283,754)	$-	$(283,754)

(a)	For more detail about the fair value of the Company’s RMBS and type of securities, see Note 3 and Note 4.
(b)	For more detail about the fair value of the Company’s Linked Transactions, see Note 3 and Note 7.

During the six months ended June 30, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of June 30, 2013 and December 31, 2012, the Company did not have any Level 3 securities.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

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

For the three months ended June 30, 2013, the Company incurred management fees of $412,862 of which $137,721 was accrued but had not been paid.

For the six months ended June 30, 2013, the Company incurred management fees of $528,002 of which $137,721 was accrued but had not been paid.

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

For the three months ended June 30, 2013, the Company incurred reimbursable expenses of $727,234.

For the six months ended June 30, 2013, the Company incurred reimbursable expenses of $908,098. The Manager incurred additional reimbursable expenses of $227,341 for which it has permanently waived its right to seek reimbursement from the Company.

Pursuant to an Expense Reimbursement Agreement dated March 12, 2013, the Manager agreed to reimburse the Company for offering expenses in excess of $1,500,000 incurred in connection with the Company’s initial public offering (“IPO”). The Manager has agreed permanently to waive any right to seek future reimbursement for such expenses paid by it to the Company. As further described in Note 10, the Company closed its IPO in March 2013. Accordingly, the Manager reimbursed to the Company an amount of $1,139,703 during the quarter.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

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

As of the closing of the IPO described in Note 10, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $374,490 based on the closing price of the Company’s common stock on June 28, 2013 of $13.14. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date.

For the three and six months ended June 30, 2013, the Company recognized compensation expense related to restricted common stock of $49,964. The Company has unrecognized compensation expense of $389,776 as of June 30, 2013 for unvested shares of restricted common stock. As of June 30, 2013, the weighted average period for which the unrecognized compensation expense will be recognized is 19.4 months.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

Concurrently with the IPO, XL Investments Ltd. purchased 1,666,667 shares of common stock at the IPO price of $15 per share in an aggregate amount of $25,000,000 as a private placement.

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

Initial Public Offering of Common Stock

On March 27, 2013, the Company issued 4,033,333 shares of common stock for $15.00 per share for an aggregate offering price of $60,500,000. Net proceeds to the Company were $59,000,000, net of issuance costs of $1,500,000 million.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

The Manager paid the underwriters at closing of the IPO $0.60 per share for each share sold in the IPO, representing the full underwriting discount payable with respect to the shares sold in the IPO. The underwriters did not receive any discount on the shares purchased in the concurrent private placement by XL Investments Ltd.

The Company has also granted the underwriters the right to purchase up to an additional 604,999 shares of common stock from the Company at the IPO price of $15 per share within 30 days after the issuance date of the IPO. The underwriters did not exercise their right to purchase any additional shares of common stock from the Company.

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

Distributions to stockholders

For the 2013 taxable year, the Company has declared dividends to common stockholders totaling $3,765,063, or $0.78 per share. The following table presents cash dividends declared by the Company on its common stock for the six months ended June 30, 2013:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
February 15, 2013	February 15, 2013	February 27, 2013	$219,950	$0.04530
March 12, 2013	March 12, 2013	March 28, 2013	$219,950	$0.04530
April 22, 2013	April 22, 2013	April 29, 2013	$960,603	$0.19785
April 22, 2013	May 15, 2013	May 30, 2013	$1,182,280	$0.24350
April 22, 2013	June 14, 2013	June 27, 2013	$1,182,280	$0.24350

For the 2013 taxable year, the Company has declared dividends to preferred stockholders totaling $2,326, or $23.26 per share.

NOTE 11 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the two-class method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following table provides additional disclosure regarding the computation for the three and six months ended June 30, 2013 and the period May 16, 2012 (commencement of operations) to June 30, 2012:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2013 (unaudited)

NOTE 11 - EARNINGS PER SHARE (Continued)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Net income		$7,970,380		$9,498,494
Preferred dividends		-		-

Net income attributable to common stockholders		7,970,380		9,498,494

Less dividends paid:
Common stock	$3,325,163		$3,765,063
Unvested share-based payment awards	-		2,326
		3,325,163		3,767,389
Undistributed earnings		$4,645,217		$5,731,105

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$-	$0.45	$-	$0.78
Undistributed earnings	0.63	0.63	1.18	1.18
Total	$0.63	$1.08	$1.18	$1.96

	Period May 16, 2012 to June 30, 2012
Net income		$(208,925)
Preferred dividends		-

Net income attributable to common stockholders		(208,925)

Less dividends paid:
Common stock	$-
Unvested share-based payment awards	-
		-
Undistributed earnings		$(208,925)

	Unvested Share-Based
	Payment Awards	Common Stock

Distributed earnings	$-	$-
Undistributed earnings	-	(0.13)
Total	$-	$(0.13)

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 9 and stock options granted to the underwriters described in Note 10 because the warrants’ and options’ exercise prices are greater than the average market price of the common shares for the period, and thereby anti-dilutive.

NOTE 12 - SEGMENT REPORTING

The Company invests in a portfolio comprised of mortgage-backed securities which operates as a single reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “report,” we refer to Five Oaks Investment Corp. and its subsidiary as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Oak Circle Capital Partners LLC, as our “Manager.”

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

Recent Developments

On June 10, 2013, we established a wholly owned subsidiary, Five Oaks Acquisition Corp. (“FOAC”), in furtherance of our strategy to increase the range of our investments in mortgage-related assets other than RMBS. Although there was no activity within FOAC during the second quarter, we anticipate capitalizing and operating this company as a Taxable REIT Subsidiary, or TRS, for purposes including the acquisition and disposition of residential mortgage loans and the mortgage servicing rights with respect to such loans. FOAC does not intend to originate the loans and does not intend to participate in the credit or underwriting decisions prior to loan origination, but does intend to accumulate the loans for subsequent securitization. During the quarter, our Manager hired David Akre to lead our effort into the aggregation and securitization of prime mortgage loans. Mr. Akre has lengthy prior experience in this sector, including with New York Mortgage Trust and Thornburg Mortgage, Inc.

During the second quarter of 2013, and after appropriate due diligence, the Company was invited to participate in the review of a subordinated debt investment in a multi-family K-Series securitization sponsored by Freddie Mac. We believe that going forward, similar transactions may present attractive investment opportunities for the Company.

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

Market conditions.    Due to the significant repricing of real estate assets and the continuing uncertainty in the direction of the real estate markets, we believe a void in the debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the residential real estate market have resulted or will result in an "over-correction" in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void.

Although we believe that mortgage-related assets continue to offer potentially attractive investment opportunities for us, the recent increase in fixed income and mortgage market volatility has impacted our Manager’s views of risk and return, and increased the potential variability of our operating results. On June 19, 2013, the U.S. Federal Reserve reaffirmed its commitment to QE3, including a continuation of exceptionally low levels for the federal funds rate for so long as unemployment remains above 6.5% and inflation remains at or below 2.5%, as well as the continued purchase of Agency RMBS at a pace of $40 billion per month, and longer-term Treasury securities at a pace of $45 billion per month. However, in a press conference on the same day, Federal Reserve Chairman Ben Bernanke indicated that economic growth appeared strong enough to contemplate reducing the pace of purchases during the second half of 2013, and ending purchases around the middle of 2014, providing subsequent economic data was broadly consistent with Federal Reserve expectations. This discussion of so-called “tapering” triggered significant increases in the level and the volatility of long-term interest rates. At the end of the second quarter 2013, the yield on 10-year U.S. Treasuries closed at 2.49%, 62 basis points (or 33%) higher than the closing level of the first quarter. Having reached a quarterly low of 1.61% on May 1, 2013, the 10-year yield peaked at 2.66% on June 24th, 2013, underlining the extent of increased interest rate volatility. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change. In light of the recent increase in market volatility, such adjustments may be more frequent than they have been in the past.

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

Changes in market value of our assets.    It is our business strategy to hold our target assets as long-term investments. As such, we expect that our securities will be carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. As a result, we do not expect that changes in the market value of the assets will normally impact our operating results. However, at least on a quarterly basis, we will monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "-Critical Accounting Policies" for further details.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. These proposals include the February 2011 U.S. Treasury report entitled “Reforming America’s Housing Finance Market”, and the October 2012 Federal Housing Finance Authority’s white paper entitled “Building a New Infrastructure for the Secondary Mortgage Market”. More recently, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress. The most recent bills in Congress to receive serious consideration are the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker- Warner bill, and the Protecting American Taxpayers and Homeowners Act. These bills, while different in a number of respects, share certain notable commonalities. Among other things, both would eliminate Freddie Mac and Fannie Mae and would seek to increase the opportunities for private capital to participate in the provision of mortgage credit. It remains unclear whether these or any other proposals will become law or, should such a proposal become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how the proposals would impact housing finance, and what impact, if any, it will have on mortgage REITs.

Investment Activities

Following the closing of our IPO and our concurrent private placement on March 27, 2013, we concentrated the initial investment of the net proceeds of these offerings in Agency RMBS, due to the size and liquidity of this market together with the relatively attractive investment conditions prevailing at the end of the first quarter. During the second quarter, and consistent with our strategy, we selectively increased our allocation to Non-Agency RMBS as attractive opportunities presented themselves, and accordingly began to sell certain of our Agency RMBS positions. We accelerated the reduction of our Agency RMBS portfolio as fixed income and mortgage market volatility increased, particularly after June 19, 2013. As of June 30, 2013, on a GAAP basis we had reduced our overall investments in RMBS to $ 590.3 million, compared to $ 969.0 million as of March 31, 2013. Within this total, we had reduced our Agency RMBS from $957.3 million to $557.6 million, and increased our Non-Agency RMBS from $11.7 million to $32.7 million, respectively, from March 31, 2013 to June 30, 2013. As of June 30, 2013, we owned $ 636.3 million of RMBS on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions), of which $557.6 million was in Agency RMBS and $78.6 million was in Non-Agency RMBS. Of the $78.6 million, $45.9 million was in Non-Agency RMBS underlying Linked Transactions. As of June 30, 2013, we had entered into master repurchase agreements with 20 counterparties, and we had borrowed $563.5 million, on a GAAP basis, and $593.8 million, on a non-GAAP basis (including the repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) under 15 of these agreements. This compares to $920.4 million, on a GAAP basis, and $934.6 million, on a non-GAAP basis, respectively, as of March 31, 2013. The reduction in borrowings between periods is a direct result of the decrease in our Agency RMBS holdings. We have also entered into interest rate swap and swaption agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. Notwithstanding the decrease in Agency RMBS outstandings, we did not reduce the notional amount of swap agreements relative to March 31, 2013, which therefore remained at $485.0 million as of June 30, 2013. This determination was made based upon a perceived increase in interest rate risk in general, and mortgage duration risk in particular. We also increased the notional amount of our swaption agreements from $5.0 million as of March 31, 2013 to $25.0 million as of June 30, 2013.

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

As of June 30, 2013, we borrowed 5.9 times our stockholders' equity (calculated in accordance with GAAP); 6.2 times after including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis), representing a meaningful reduction from 7.9 times and 8.0 times, respectively, as of March 31, 2013. We expect our leverage (on both a GAAP and non-GAAP basis) will range between three and six times the amount of our stockholders' equity, depending upon the relative allocation to Agency RMBS and Non-Agency RMBS,. We expect to borrow between six to nine times the amount of our stockholders' equity in acquiring Agency RMBS, between one and two times when acquiring Legacy Non-Agency RMBS and between one to three times when acquiring New Issue Non-Agency RMBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility. The significant increase in volatility during the second quarter was a primary driver of the reduction in our leverage during the period. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. Going forward, as we seek to continue expanding the range of available financing sources, we may borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio. Nonetheless, we expect that the preponderance (as of June 30, 2013, 99.5%) of our sources of collateralized borrowings will continue to either have an investment grade rating directly or be part of a group of companies which includes an institution that has such a rating.

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

As of June 30, 2013, our Agency RMBS portfolio had a weighted average nominal coupon of 3.49% at a weighted average amortized cost of $106.0 per $100 of nominal, or face, value, or $581.6 million total cost. As of June 30, 2013, the weighted average market price of our Agency portfolio was $101.6 per $100 of nominal, or face, value, or $557.6 million in the aggregate. All of our Agency securities represent whole pool securities.

As of June 30, 2013, our Non-Agency RMBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 0.46% at a weighted average amortized cost of $59.4 per $100 of nominal, or face, value, or $32.7 million total cost. As of June 30, 2013, the weighted average market price of our Non-Agency RMBS portfolio, on a GAAP basis, was $59.3 per $100 of nominal, or face, value, or $32.7 million in the aggregate.

As of June 30, 2013, our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) had a weighted average nominal coupon of 0.50% at a weighted average amortized cost of $57.7 per $100 of nominal, or face, value, or $75.4 million total cost. As of June 30, 2013, the weighted average market price of our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) was $60.2 per $100 of nominal, or face, value, or $78.6 million in the aggregate.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of June 30, 2013: (1) as reported in accordance with GAAP, which excludes the Non-Agency RMBS underlying our Linked Transactions, (2) to show separately the Non-Agency RMBS underlying our Linked Transactions; and (3) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions combined with our GAAP-reported RMBS):

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$3,158	$81	$-	$3,239	$(61)	$3,178	2.50%	1.97%
30 year fixed-rate	545,522	32,827	-	578,349	(23,881)	554,468	3.50%	2.67%
Total Agency RMBS	548,680	32,908	-	581,588	(23,942)	557,646	3.49%	2.67%
Non-Agency RMBS Excluding Linked Transactions	55,040	(11,268)	(11,055)	32,717	(60)	32,657	0.46%	6.94%
Total/Weighted Average (GAAP)	$603,720	$21,640	$(11,055)	$614,305	$(24,002)	$590,303	3.22%	2.90%
Non-Agency RMBS Underlying Linked Transactions	75,660	(14,380)	(18,629)	42,651	3,336	45,987	0.53%	8.00%
Combined/Weighted Average (non-GAAP)	$679,380	$7,260	$(29,684)	$656,956	$(20,666)	$636,290	2.92%	3.23%

(1)Weighted average coupon is presented net of servicing and other fees.

(2)Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions), at fair value, according to their estimated weighted average life classifications as of June 30, 2013:

June 30, 2013 Fair Value
Less than one year	$-
Greater than one year and less than five years	11,597
Greater than or equal to five years	624,693
Total	$636,290

The following table presents certain information about the carrying value of our available for sale, or AFS, RMBS and the Non-Agency RMBS underlying our Linked Transactions, as of June 30, 2013:

	GAAP Basis (AFS RMBS- Excluding Linked Transactions)	Non-GAAP Adjustments (Non-Agency RMBS underlying Linked Transactions)	Non-GAAP Basis (Combined)
Principal balance	$603,719,659	$75,660,274	$679,379,933
Unamortized premium	32,908,151	-	32,908,151
Unamortized discount
Designated credit reserve	(11,055,275)	(18,628,510)	(29,683,785)
Net, unamortized	(11,268,439)	(14,379,599)	(25,648,038)
Amortized cost	614,304,096	42,652,165	656,956,261
Gross unrealized gains	(24,001,358)	3,336,274	(20,665,084)
Carrying value/estimated fair values	$590,302,738	$45,988,439	$636,291,177

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

Financing and other liabilities.    We have entered into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS. These agreements are secured by our Agency and Non-Agency RMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2013, we had entered into repurchase agreements totaling $563.5 million, on a GAAP basis, and $593.8 million, on a non-GAAP basis, of which $30.3 million are repurchase agreements underlying Linked Transactions. As addressed under “Investment Activities” above, we are expanding the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2013 to June 30, 2013 on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with Non-Agency RMBS underlying Linked Transactions):

	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2013 to June 30, 2013	$490,387,619	$563,529,000	$921,902,000

	Repurchase Agreements
Non-GAAP (Includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2013 to June 30, 2013	$507,820,713	$593,839,000	$936,319,000

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

As of June 30, 2013, we had entered into six interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $485 million of borrowings under our repurchase agreements. Certain of these agreements have forward start dates, accordingly our obligation to pay the fixed rate and our right to receive the floating rate has not yet become effective. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates. We intend to continue to add interest rate hedge positions according to our hedging strategy. There is no limit to the percentage of assets that we may invest in swap agreements. The mark-to-market value of an interest rate swap agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following table summarizes our hedging activity as of June 30, 2013:

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay	Maturity Years	Forward Starting
3 years or less	135,000,000	388,972	0.56%	2.8	0.0%
Greater than 5 years and less than 7 years	100,000,000	(678,652)	1.69%	5.1	0.0%
Greater than 7 years and less than 10 years	150,000,000	2,864,274	2.34%	8.1	100.0%
Greater than 10 years	100,000,000	3,196,380	2.71%	11.1	100.0%
Total	485,000,000	5,770,975	1.79%	6.6	51.5%

	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
2 years or less	588,000	1,618,567	1.8	25,000,000	3.00%	10.0

Stockholders’ Equity and Book Value Per Share

As of June 30, 2013, our stockholders’ equity was $95.5 million, and our book value per common share was $12.93 on a basic and fully diluted basis. This represents an 18.1% decline from $116.6 million and $15.77, respectively, as of March 31, 2013, primarily due to higher long-term interest rates in general, and wider interest rate spreads in the RMBS market in particular.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Unaudited Condensed Consolidated Financial Statements ” beginning on page 8 of this report. Refer to our Form S-11 for a complete discussion of our critical accounting policies.

Results of Operations

The table below presents certain information from our Statement of Operations for the period January 1, 2013 to June 30, 2013:

Period from January 1, 2013 to June 30, 2013
Revenues:
Interest income	$10,592,753
Interest expense	(3,328,437)
Net interest income	7,264,316
Other income:
Realized loss on sale of investments, net	(14,277,894)
Unrealized gain and net interest income from Linked Transactions	266,818
Realized gain on swaption agreements	11,065,533
Unrealized gain on interest rate swap and swaption agreements	7,099,900
Total other income	4,154,357
Expenses:
Management fee	528,002
General and administrative expenses	300,114
Operating expenses reimbursable to our Manager	908,098
Other operating expenses	99,001
Compensation Expense	84,964
Total expenses	1,920,179
Net income	$9,498,494
Dividends to preferred stockholders	(2,326)
Net income attributable to common stockholders	$9,496,168
Earnings per share
Net income attributable to common stockholders (basic and diluted)	$9,496,168
Weighted average number of shares of common stock outstanding	4,855,327
Basic and diluted income per share	$1.96
Dividends declared per share of common stock	$0.78

Net Income Summary

For the period ended June 30, 2013, our net income was $9,496,168 or $1.96, basic and diluted net income per average share available to common stockholders

We commenced operations on May 16, 2012 and did not fully invest the proceeds from our 2012 private placement until July 31, 2012. Accordingly, the comparability of information as of June 30, 2012 is materially affected.

Interest Income and Interest Expense

An important source of income is net interest income. Our interest income (including purchased accrued interest) was $10,592,753 for the period ended June 30, 2013. Our interest expense for the period ended June 30, 2013 (including derivative payments made and purchased accrued interest) was $3,328,437.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $7,264,316 for the period ended June 30, 2013.

Other Income

For the period ended June 30, 2013, we had other income of $4,154,357, which primarily reflects the impact of net realized gains of $11,065,533 and net unrealized gains of $7,099,900, respectively, on interest rate hedges, and unrealized gain and net interest income on our Linked Transactions of $266,818, which in aggregate more than offset realized losses of $14,277,894 on sales of investments. The realized losses on sales of investments resulted primarily from the reduction in Agency RMBS assets described earlier, and the realized gains on interest rate hedges resulted from adjustments to certain of our interest rate swap transactions in line with the application of our hedging strategy.

Expenses

We incurred management fees of $528,002 for the period ended June 30, 2013 representing amounts payable to our Manager under our management agreement. For the period ended June 30, 2013, we incurred other operating expense of $1,392,177, of which $908,098 was payable to our Manager and $484,079 was payable directly by us.

Our general and administrative expenses of $300,114 for the period ended June 30, 2013 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

Net Income and Return on Equity

Our net income was $9,498,494 for the period ended June 30, 2013 representing an annualized return of 27.09% on average stockholders' equity of $70,688,138.

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

As of June 30, 2013, our source of funds, apart from our Equity Sales consisted of net proceeds from repurchase agreements totaling $563.5 million, on a GAAP basis, and $593.8 million, on a non-GAAP basis, including $30.3 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.48%, on a GAAP basis, and 0.56%, on a non-GAAP basis, which we used to finance the acquisition of Agency and Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions. We generally target a debt-to-equity ratio with respect to our Agency RMBS of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one to three times when acquiring New Issue Non-Agency RMBS. As of June 30, 2013, we had an overall debt-to-equity ratio of 5.9:1 (calculated using balances determined under GAAP), or 6.2:1 when including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). The repurchase obligations mature and reinvest every 30 to 180 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of June 30, 2013, we had established 20 repurchase borrowing arrangements with various investment banking firms and other lenders, and as of June 30, 2013, we had outstanding borrowings with 15 of these lenders totaling $563.5 million, on a GAAP basis, and $593.8 million, on a non-GAAP basis, including $30.3 million from repurchase agreements underlying Linked Transactions.

Under repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, repurchase agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our repurchase agreements, prepayments on the residential mortgages securing our RMBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our repurchase facilities, the haircuts range from a low of 3% to a high of 45%, and the weighted average haircut was approximately 6% as of June 30, 2013. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. Should prepayment speeds on the residential mortgages underlying our RMBS investments or market interest rates increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As of June 30, 2013, we had unrestricted cash and cash equivalents of $20.9 million available to meet margin calls on our repurchase agreements (including those repurchase agreements underlying Linked Transactions) and derivative instruments. Accordingly, based on our leverage level and liquidity position as of June 30, 2013, if the decline in market value of our securities collateralizing our repurchase facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, then we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended June 30, 2013, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our RMBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of RMBS investments, and thus increased frequency of margin calls.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period April 1, 2013 to June 30, 2013

We had the following contractual borrowing under repurchase agreements as of June 30, 2013 (dollar amounts in thousands) on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions):

GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$563,529	$563,529	-	-	-
Total contractual obligations	$563,529	$563,529	-	-	-

Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year *	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$593,839	$593,839	-	-	-
Total contractual obligations	$593,839	$593,839	-	-	-

 *Includes $30,130 of repurchase agreements underlying Linked Transactions.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2013.

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

As of June 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On June 17, 2013, we announced that our board of directors declared monthly cash dividend rates for the third quarter of 2013 of $0.16 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS, including Non-Agency RMBS that are a component of our Linked Transactions. The following table presents certain information about our Agency RMBS portfolio and Non-Agency RMBS portfolio (including Non-Agency RMBS underlying our Linked Transactions) as of June 30, 2013 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	June 30, 2013
	Non-Agency RMBS(1)	Agency RMBS
Portfolio Characteristics:
Number of securities	13	17
Carrying value/ estimated fair value	$78,644,787	$557,646,391
Amortized cost	$75,368,367	$581,587,896
Current par value	$130,700,190	$548,679,744
Ratio of carrying value to current par value	60.2%	101.6%
Ratio of amortized cost to current par value	57.7%	106.0%
Net weighted average coupon	0.50%	3.49%
One month CPR(1)	14.4%	3.6%

June 30, 2013(1)
Non-Agency RMBS Characteristics:
Collateral Attributes:
Weighted average loan age (months)	82
Weighted average original loan-to-value	78.7%
Weighted average original FICO(2)	687
Weighted average loan size	347
Current Performance:
60+ day delinquencies	27.8%
Average credit enhancement(3)	0.2%

	June 30, 2013(1)
	Fair Value	% of Non-Agency RMBS
Coupon Type:
Fixed rate	$-	0.0%
Hybrid or floating	$78,644,787	100.0%
Collateral Type:
Prime	$-	0.0%
Alt-A	$53,037,067	67.4%
Subprime	$25,607,720	32.6%
New Issue	$-	0.0%
Loan Origination Year:
2007	$22,303,147	28.4%
2006	$47,226,550	60.1%
Pre-2006	$9,115,090	11.6%

(1) Includes Non-Agency RMBS underlying our Linked Transactions at June 30, 2013 on a combined, non-GAAP basis.

The following table presents the rating of our Non-Agency RMBS at June 30, 2013, including Non-Agency RMBS underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

	Fair Value	% of Non- Agency RMBS
Current Rating(4)
CCC	$10,060,935	12.8%
CC	$8,392,448	10.7%
C	$7,154,337	9.1%
D	$4,296,356	5.5%
Not Rated	$48,740,711	62.0%

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including Non-Agency RMBS underlying our Linked Transactions, at June 30, 2013 on a combined, non-GAAP basis:

	Fair Value	% of Non- Agency RMBS
Property Location
California	$29,125,898	37.0%
Florida	$7,947,021	10.1%
Texas	$2,897,701	3.7%
New York	$2,875,694	3.7%
New Jersey	$2,734,120	3.5%

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

Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments, currently limited to interest rate swaps and a swaption as of June 30, 2013, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on our Manager's expertise to manage these risks on our behalf.

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2013 and March 31, 2013, including Non-Agency RMBS underlying Linked Transactions. Such RMBS may not be linked in future periods.

All changes in value are measured as the change from the June 30, 2013 and March 31, 2013 financial positions. We have determined for this quarter that March 31, 2013 is the most appropriate point of comparison, since it reflects the effect of investing the net proceeds of our March 2013 IPO and concurrent private placement. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

June 30, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-16.42%	-1.78%
+0.50%	-8.21%	-0.89%
-0.50%	8.19%	0.79%
-1.00%	10.10%	1.20%

March 31, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-21.80%	-3.95%
+0.50%	-10.90%	-1.93%
-0.50%	12.72%	1.62%
-1.00%	12.75%	2.38%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2013. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

 Given the low interest rates at June 30, 2013 and March 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2013, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements. See "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for further information about our liquidity and capital resource management.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that, with the exception of the material weakness and significant deficiency identified below, which we are in the process of remediating, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as set forth above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2013 through June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date of this report, neither we nor, to our knowledge, our Manager are subject to any legal proceedings that we or our Manager considers to be material.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the final prospectus filed pursuant to Rule 424(b)(1) on March 22, 2013 with the SEC in connection with our IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

FIVE OAKS INVESTMENT CORP.

Dated: August 6, 2013	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: August 6, 2013	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

