Form 10-Q
period 2013-09-30
Five Oaks Investment Corp.
filed 2013-11-08
CIK 1547546

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common stock, $0.01 par value	7,389,250

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information		3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (unaudited), and the period May 16, 2012 (commencement of operations) to September 30, 2012 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 (unaudited), and the period May 16, 2012 (commencement of operations) to September 30, 2012 (unaudited)	5
	Consolidated Statements of Stockholders' Equity for the three months and nine months ended September 30, 2013 (unaudited), and the period May 16, 2012 (commencement of operations) to September 30, 2012 (unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited), and the period May 16, 2012 (commencement of operations) to September 30, 2012 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	46
Item 4.	Controls and Procedures	53

PART II - Other Information		55

Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	56

Signatures		57

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $417,552,903 and $66,337,080 for September 30, 2013 and December 31, 2012, respectively)	$417,552,903	$81,027,998
Linked transactions, net, at fair value	23,205,354	8,612,753
Cash and cash equivalents	16,344,488	3,608,759
Restricted cash	13,691,658	1,933,390
Deferred offering costs	-	1,664,796
Accrued interest receivable	1,009,688	189,364
Paydown receivable	238,679	-
Derivative assets, at fair value	1,541,494	12,062
Other assets	143,978	-

Total assets	$473,728,242	$97,049,122

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$377,044,000	$63,423,000
Derivative liabilities, at fair value	4,509,929	283,754
Accrued interest payable	108,167	65,820
Dividends payable	-	220,833
Fees and expenses payable to Manager	337,721	32,721
Other accounts payable and accrued expenses	240,306	754,274

Total liabilities	382,240,123	64,780,402

STOCKHOLDERS' EQUITY:
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 7,389,250 and 1,656,250 shares issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	73,563	265,000
Additional paid-in capital	110,092,760	25,912,089
Accumulated other comprehensive income (loss)	(7,505,535)	2,433,997
Cumulative distributions to stockholders	(8,475,901)	(1,161,672)
Accumulated earnings (deficit)	(2,696,768)	4,819,306

Total stockholders' equity	91,488,119	32,268,720

Total liabilities and stockholders' equity	$473,728,242	$97,049,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

				Period from
				May 16, 2012
	Three	Three	Nine	(commencement of
	Months Ended	Months Ended	Months Ended	operations) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income	$4,341,602	$730,101	$14,934,355	$888,321
Interest expense	(793,142)	(126,051)	(4,121,579)	(217,307)

Net interest income	3,548,460	604,050	10,812,776	671,014

Other income:
Realized loss on sale of investments, net	(17,080,871)	(20,935)	(31,358,766)	(21,362)
Unrealized gain (loss) and net interest income from Linked Transactions	(154,913)	3,553,147	111,905	3,730,610
Realized gain (loss) on derivative contracts, net	8,401,396	(16,000)	19,466,902	(21,333)
Unrealized loss on derivative contracts, net	(10,274,003)	(64,849)	(3,174,076)	(298,959)

Total other income (loss)	(19,108,391)	3,451,363	(14,954,035)	3,388,956

Expenses:
Management fee	413,164	98,164	941,166	146,718
General and administrative expenses	229,324	36,167	529,436	44,417
Operating expenses reimbursable to Manager	634,001	258,350	1,542,099	407,998
Other operating expenses	103,919	6,571	202,921	18,936
Compensation expense	74,229	-	159,193	-

Total expenses	1,454,637	399,252	3,374,815	618,069

Net income (loss)	(17,014,568)	3,656,161	(7,516,074)	3,441,901

Dividends to preferred stockholders	-	-	(2,326)	-

Net income (loss) attributable to common stockholders	$(17,014,568)	$3,656,161	$(7,518,400)	$3,441,901

Earnings per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(17,014,568)	$3,656,161	$(7,518,400)	$3,441,901

Weighted average number of shares of common stock outstanding	7,360,350	1,656,250	5,695,881	1,656,250
Basic and diluted income (loss) per share	$(2.31)	$2.21	$(1.32)	$2.08

Dividends declared per share of common stock	$0.48	$-	$1.28	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Loss)

				Period from
				May 16, 2012
	Three	Three	Nine	(commencement of
	Months Ended	Months Ended	Months Ended	operations) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$(17,014,568)	$3,656,161	$(7,516,074)	$3,441,901

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	16,495,823	2,850,768	(9,939,532)	3,008,004
Total other comprehensive income (loss)	16,495,823	2,850,768	(9,939,532)	3,008,004

Less: Dividends to preferred stockholders	-	-	(2,326)	-

Comprehensive income (loss) attributable to common stockholders	$(518,745)	$6,506,929	$(17,457,932)	$6,449,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Issuance of common stock, net	-	$-	1,656,250	$16,563	$26,160,526	$-	$-	$-	$26,177,089

Net income	-	-	-	-	-	-	-	4,819,306	4,819,306

Other comprehensive income (loss)	-	-	-	-	-	2,433,997	-	-	2,433,997

Common dividends declared	-	-	-	-	-	-	(1,161,672)	-	(1,161,672)

Balance at December 31, 2012	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720

Balance at January 1, 2013	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720

Issuance of common stock, net	-	-	5,700,000	57,000	83,943,000	-	-	-	84,000,000

Issuance of preferred stock, net	100	1	-	-	10,040	-	-	-	10,041

Redemption of preferred stock, net	(100)	(1)	-	-	(109,999)	-	-	-	(110,000)

Restricted stock compensation expense	-	-	33,000	-	89,193	-	-	-	89,193

Net loss	-	-	-	-	-	-	-	(7,516,074)	(7,516,074)

Other comprehensive income (loss)	-	-	-	-	-	(9,939,532)	-	-	(9,939,532)

Common dividends declared	-	-	-	-	-	-	(7,311,903)	-	(7,311,903)

Preferred dividends declared	-	-	-	-	-	-	(2,326)	-	(2,326)

Balance at September 30, 2013 (unaudited)	-	$-	7,389,250	$73,563	$110,092,760	$(7,505,535)	$(8,475,901)	$(2,696,768)	$91,488,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

		Period from
		May 16, 2012
	Nine	(commencement of
	Months Ended	operations) to
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(7,516,074)	$3,441,901
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(907,795)	(135,362)
Realized loss on sale of investments, net	33,708,977	21,362
Unrealized (gain) loss on Linked Transactions, net	1,940,336	(3,247,461)
Realized (gain) loss on derivative contracts	(19,466,902)	21,333
Unrealized loss on derivative contracts	3,174,076	298,959
Net change in:
Deferred offering costs	-	(762,166)
Accrued interest receivable	(820,324)	(185,747)
Other assets	(143,978)	-
Paydown receivable	(238,679)	-
Accrued interest payable	42,347	33,251
Paydown payable	-	270,609
Fees and expenses payable to Manager	305,000	132,721
Other accounts payable and accrued expenses	235,316	789,325

Net cash provided by operating activities	10,312,300	678,725

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,084,963,739)	(78,095,506)
Proceeds from sales of available-for-sale securities	678,644,658	-
Purchase of derivative contracts	(50,816,532)	(64,000)
Proceeds from sales of derivative contracts	69,806,101	-
Principal payments from available-for-sale securities	27,053,462	823,106
Restricted cash	(11,758,268)	(496,439)

Net cash used in investing activities	(372,034,318)	(77,832,839)

Cash flows from financing activities:
Net proceeds from issuance of common stock	84,000,000	26,177,089
Net proceeds from issuance of preferred stock	10,041	-
Redemption of preferred stock	(110,000)	-
Restricted stock compensation expense	89,193	-
Change in deferred offering costs	915,512	-
Dividends paid on common stock	(7,532,736)	-
Dividends paid on preferred stock	(2,326)	-
Proceeds from repurchase agreements	3,332,278,000	262,703,000
Principal repayments of repurchase agreements	(3,018,657,000)	(199,074,000)
Net cash paid on securities underlying Linked Transactions	(45,091,937)	(19,392,902)
Cash received from repurchase agreements underlying Linked Transactions	28,559,000	13,149,000

Net cash provided by financing activities	374,457,747	83,562,187

Net increase in cash and cash equivalents	12,735,729	6,408,073

Cash and cash equivalents, beginning of period	3,608,759	-

Cash and cash equivalents, end of period	$16,344,488	$6,408,073

Supplemental disclosure of cash flow information
Cash paid for interest	$4,079,232	$184,056

Non-cash investing and financing activities information
Net change in unrealized gain (loss) on available-for-sale securities	$(9,939,532)	$3,008,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

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

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company invests in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company also invests in non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity, and may also invest in other mortgage-related investments.

On June 10, 2013, the Company established Five Oaks Acquisition Corp. (“FOAC”) as a wholly owned taxable REIT subsidiary, for the acquisition and disposition of residential mortgage loans. There was very limited activity within FOAC during the quarter, primarily focused on licensing and related matters. The Company consolidates its subsidiary under generally accepted accounting principles in the United States of America (“U.S. GAAP”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed balance sheet as of December 31, 2012 has been derived from audited financial statements. The condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statements of stockholders’ equity and the condensed consolidated statements of cash flows, for the three and nine months ended September 30, 2013, and for the three months ended September 30, 2012 and for the period May 16, 2012 (commencement of operations) to September 30, 2012, are unaudited.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Variable Interest Entities

An entity is referred to as a variable interest entity ("VIE") if it lacks one or more of the following characteristics: (1) sufficient equity at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE based upon changes in the facts and circumstances pertaining to the VIE..

VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the entity that could potentially be significant to, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. This determination may involve complex and subjective analyses.

The Company has evaluated its non-Agency RMBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's non-Agency RMBS investments represent variable interests in VIEs. At September 30, 2013 and December 31, 2012, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At September 30, 2013 and December 31, 2012, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in non-Agency RMBS as disclosed in the consolidated balance sheets.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held on deposit with financial institutions and money market deposit accounts, all of which have original maturities of three months or less. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash

Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s securities, derivatives and/or repurchase agreements, together with cash invested in FOAC to support a minimum capital requirement in connection with certain state licensing requirements. Cash held by counterparties as collateral is not available to the Company for general corporate purposes, but may be applied against amounts due to securities, derivatives or repurchase counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the derivative or repurchase agreement.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheet.

Upon closing of the initial public offering and concurrent private placement of shares, all “Deferred offering costs” previously recorded as an asset on the Company’s condensed consolidated balance sheet have been reclassified. As further described in Note 9 – Related Party Transactions, an amount of $1,500,000 was deducted from proceeds of the related issuances, and the balance of offering costs in the amount of $1,139,703 was reimbursed to the Company by the Manager.

Repurchase Agreements

The Company finances the acquisition of certain of its mortgage-backed securities through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates at a specified margin over LIBOR and are generally uncommitted. In accordance with ASC 860 “Transfers and Servicing” the Company accounts for the repurchase agreements, other than those treated as Linked Transactions (see Note 3 – Accounting for Derivative Financial Instruments – Non-Hedging Activity/Linked Transactions below), as collateralized financing transactions and they are carried at their contractual amounts, as specified in the respective agreements. The contractual amounts approximate fair value due to their short-term nature.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), as presented in the condensed consolidated statement of comprehensive income (loss), adjusted for changes in unrealized gain or loss on AFS securities.

Recent Accounting Pronouncements Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, which amends ASC 210, “Balance Sheet”. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. The Company adopted ASU No. 2011-11 for the nine months ended September 30, 2013 and this had no material impact on the Company’s financial condition or results of operations other than enhanced disclosure in the condensed consolidated notes to financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2013, FASB issued ASU No. 2013-01, which amends ASU No. 2011-11. The amendments clarify that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with ASC 210 or subject to an enforceable master netting arrangement or similar agreements. ASU No. 2013-01 is effective the same date as ASU No. 2011-11. The Company adopted ASU No. 2013-01 for the nine months ended September 30, 2013 and this had no material impact on the Company’s financial condition or results of operations other than enhanced disclosure in the condensed consolidated notes to financial statements.

In February 2013, FASB issued ASU No. 2013-02, which amends FASB ASC 220 “Comprehensive Income”. The amendments in this ASU require an entity to provide information about any amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the condensed consolidated notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012 for public entities. The Company adopted ASU No. 2013-02 for the nine months ended September 30, 2013 and this had no material impact on the Company’s financial condition or results of operations.

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

Securities

The Company currently invests in Agency RMBS and non-Agency RMBS.

Designation

The Company classifies its RMBS securities as AFS investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of the overall management of its portfolio. All assets classified as AFS are reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of shareholders' equity, on an after-tax basis.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

The Company reviews all pricing of Agency and non-Agency RMBS used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the Company classifies the security as a Level 2 security. If neither is available, the Company determines the fair value based on characteristics of the security that are received from the issuer and based on available market information received from dealers and classifies it as a Level 3 security.

Accounting for Derivative Financial Instruments

In accordance with FASB guidance ASC 815 “Derivatives and Hedging”, all derivative financial instruments, whether designated for hedging relationships or not, are recorded at fair value on the condensed consolidated balance sheet as assets or liabilities. The Company obtains valuation information for each derivative financial instrument from the related derivative counterparty or the relevant exchange, as applicable. The fair value of futures contracts is based on quoted prices from the exchange on which they trade. If other available market data indicates that the valuation information from a counterparty is materially inaccurate, or pricing data is unavailable from the counterparty, the Company undertakes a review of other available valuation information, including third party pricing services and/or dealers, and shall take additional steps to determine fair value. The Company reviews all valuations of derivative financial instruments used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the derivative counterparty, the third-party pricing service or dealers, as appropriate, for similar instruments are classified as Level 2 valuations if the pricing methods used are consistent with the Level2 definition. If none of these sources is available, the Company determines the fair value based on characteristics of the instrument and based on available market information received from dealers and classifies it as a Level 3 valuation.

At the inception of a derivative contract, the Company determines whether or not the instrument will be part of a qualifying hedge accounting relationship. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. The changes in fair value of derivatives accounted for as trading instruments are reported in the condensed consolidated statement of operations as unrealized loss on derivative contracts, net.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

The following table presents the Company’s AFS investment securities by collateral type at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$151,331,577	$49,765,271
Federal National Mortgage Association	208,518,840	20,208,333
Non-Agency	57,702,486	11,054,394
Total mortgage-backed securities	$417,552,903	$81,027,998

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of September 30, 2013 and December 31, 2012:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	September 30, 2013
	Agency	Non-Agency	Total
Face Value	$357,111,292	$93,841,342	$450,952,634
Unamortized premium	12,854,666	-	12,854,666
Unamortized discount
Designated credit reserve	-	(15,967,512)	(15,967,512)
Net, unamortized	(1,614,616)	(21,166,734)	(22,781,350)
Amortized Cost	368,351,342	56,707,096	425,058,438
Gross unrealized loss	(8,500,925)	995,390	(7,505,535)
Fair Value	$359,850,417	$57,702,486	$417,552,903

	December 31, 2012
	Agency	Non-Agency	Total
Face Value	$65,310,197	$18,507,380	$83,817,577
Unamortized premium	3,193,345	-	3,193,345
Unamortized discount
Designated credit reserve	-	(4,882,582)	(4,882,582)
Net, unamortized	-	(3,534,339)	(3,534,339)
Amortized Cost	68,503,542	10,090,459	78,594,001
Gross unrealized gain	1,470,062	963,935	2,433,997
Fair Value	$69,973,604	$11,054,394	$81,027,998

The following tables present a summary of the Company’s net realized gain (loss) from the sale of Agency and non-Agency RMBS for the three months ended September 30, 2013 and September 30, 2012, nine months ended September 30, 2013 and the period May 16, 2012 (commencement of operations) to September 30, 2012:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Agency and non-Agency RMBS sold, at cost	$348,566,209	$-
Proceeds from Agency and non-Agency RMBS sold	331,913,127	-
Net realized gain (loss) on sale of Agency and non-Agency RMBS	$(16,653,082)	$-

	Nine Months Ended	Period May 16, 2012
	September 30, 2013	to September 30, 2012
Agency and non-Agency RMBS sold, at cost	$717,350,126	$-
Proceeds from Agency and non-Agency RMBS sold	687,252,011	-
Net realized gain (loss) on sale of Agency and non-Agency RMBS	$(30,098,115)	$-

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the fair value of AFS investment securities by rate type as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Agency	Non-Agency	Total
Adjustable rate	$139,130,999	$57,702,486	$196,833,485
Fixed rate	220,719,418	-	220,719,418
Total	$359,850,417	$57,702,486	$417,552,903

	December 31, 2012
	Agency	Non-Agency	Total
Adjustable rate	$-	$11,054,394	$11,054,394
Fixed rate	69,973,604	-	69,973,604
Total	$69,973,604	$11,054,394	$81,027,998

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

The following tables present the changes for the nine months ended September 30, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	September 30, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(18,378,288)	$(24,450,562)	$(42,828,850)
Accretion of net discount	-	1,663,450	1,663,450
Realized gain on paydowns	-	5,762	5,762
Realized credit losses	1,755,001	-	1,755,001
Release of credit reserves	655,775	-	655,775
Ending balance at September 30, 2013	$(15,967,512)	$(22,781,350)	$(38,748,862)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(5,363,444)	$(3,997,817)	$(9,361,261)
Accretion of net discount	-	463,478	463,478
Realized credit losses	480,862	-	480,862
Ending balance at December 31, 2012	$(4,882,582)	$(3,534,339)	$(8,416,921)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three and nine months ended September 30, 2013, the Company had unrealized gains (losses) on AFS securities of $16,495,823 and $(9,939,532), respectively.

The following tables present components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the three months ended September 30, 2013 and September 30, 2012, nine months ended September 30, 2013 and the period May 16, 2012 (commencement of operations) to September 30, 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$3,472,373	$(58,281)	$3,414,092	$535,560	$(73,451)	$462,109
Non-Agency	45,010	879,346	924,356	28,859	225,528	254,387
Total	$3,517,383	$821,065	$4,338,448	$564,419	$152,077	$716,496

	Nine Months Ended September 30, 2013			Period May 16, 2012 to September 30, 2012
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$13,878,581	$(713,094)	$13,165,487	$710,165	$(90,166)	$619,999
Non-Agency	138,050	1,620,889	1,758,939	28,859	225,528	254,387
Total	$14,016,631	$907,795	$14,924,426	$739,024	$135,362	$874,386

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 5 – RESTRICTED CASH

As of September 30, 2013, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of September 30, 2013 and December 31, 2012:

Restricted cash balance held by:
Broker counterparties for derivatives trading	$11,936,026	$570,247
Repurchase counterparties as restricted collateral	1,725,632	1,363,143
FOAC as minimum required capital	30,000	-
Total	$13,691,658	$1,933,390

NOTE 6 – REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.56% at September 30, 2013. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$338,846,000	0.39%	$59,616,000	0.48%
Non-Agency(1)	38,198,000	2.09%	3,807,000	2.31%
Total	$377,044,000	0.56%	$63,423,000	0.59%

(1) At September 30, 2013 and December 31, 2012, the Company had repurchase agreements of $42,548,000 and $13,989,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

At September 30, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities:

	September 30, 2013	December 31, 2012
< 30 days	$315,000,000	$59,616,000
31 to 60 days	62,044,000	3,807,000
Total	$377,044,000	$63,423,000

(1) At September 30, 2013 and December 31, 2012, the Company had repurchase agreements of $42,548,000 and $13,989,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 6 – REPURCHASE AGREEMENTS (Continued)

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of September 30, 2013.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
North America	$184,744,000	49.00%	18	$196,351,333
Asia (2)	81,235,000	21.54%	34	86,361,215
Europe (2)	53,791,000	14.27%	23	61,033,655
Nomura Securities International, Inc.	45,577,000	12.09%	20	56,260,079
Citigroup Global Markets, Inc.	11,697,000	3.10%	33	17,546,621
Total	$377,044,000	100.00%	23	$417,552,903

(1) At September 31, 2013, the Company had repurchase agreements of $42,548,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

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

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap, swaption agreements, TBAs and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the condensed consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the condensed consolidated statement of operations as a realized loss on derivative contracts. In addition, as set out in Note 3, the Company records Linked Transactions as a forward purchase (derivative) contract at fair value on the balance sheet. Although Linked Transactions are accounted for as derivative instruments, they are not entered into as part of the Company’s risk management activities and are not designated as hedging instruments.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of September 30, 2013 and December 31, 2012. The Company’s Linked Transactions are evaluated on a combined basis.

	September 30, 2013
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(4,630,242)	338,000,000
Swaptions	1,541,494	25,000,000	-	-
Futures	120,313	20,000,000	-	-
Linked transactions	23,205,354	-	-	-
Total	$24,867,161	45,000,000	$(4,630,242)	338,000,000

	December 31, 2012
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(283,754)	35,000,000
Swaptions	12,062	5,000,000	-	-
Linked transactions	8,612,753	-	-	-
Total	$8,624,815	5,000,000	$(283,754)	35,000,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(149,933)	0.66%	2.4	0.0%
Greater than 5 years and less than 7 years	151,000,000	(1,914,141)	1.66%	4.9	0.0%
Greater than 7 years and less than 10 years	95,000,000	(1,599,897)	2.85%	7.9	100.0%
Greater than 10 years	57,000,000	(966,271)	3.29%	10.9	100.0%
Total	$338,000,000	$(4,630,242)	2.17%	6.5	45.0%

	December 31, 2012
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$15,000,000	$(53,437)	0.51%	2.6	0.0%
Greater than 3 years and less than 5 years	20,000,000	(230,317)	0.78%	3.5	0.0%
Total	$35,000,000	$(283,754)	0.66%	3.1	0.0%

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements to each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company has pledged financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 5 for the amounts of restricted cash outstanding.

Under GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. The Company presents repurchase agreements subject to Master Agreements or similar agreements on a gross basis, and derivative assets and liabilities subject to such arrangements on a net basis, based on derivative type and counterparty, in its condensed consolidated balance sheets. Separately, the company presents cash collateral subject to such arrangements on a net basis, based on counterparty, in its condensed consolidated balance sheets. However, the Company does not offset financial assets and liabilities with the associated cash collateral on its condensed consolidated balance sheets.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions(2)	$65,825,235	$(42,619,881)	$23,205,354	$(23,205,354)	$-	$-
Swaptions	1,541,494	-	1,541,494	-	-	1,541,494
Futures	120,313	(120,313)	-	-	-	-
Total	$67,487,042	$(42,740,194)	$24,746,848	$(23,205,354)	$-	$1,541,494

	September 30, 2013
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(377,044,000)	$-	$(377,044,000)	$377,044,000	$-	$-
Linked transactions(2)	(42,619,881)	42,619,881	-	-	-	-
Interest rate swaps	(4,630,242)	-	(4,630,242)	-	4,630,242	-
Futures	-	120,313	120,313	-	(120,313)	-
Total	$(424,294,123)	$42,740,194	$(381,553,929)	$377,044,000	$4,509,929	$-

	December 31, 2012
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions(2)	$22,636,490	$(14,023,737)	$8,612,753	$(8,612,753)	$-	$-
Swaptions	12,062	-	12,062	-	-	12,062
Total	$22,648,552	$(14,023,737)	$8,624,815	$(8,612,753)	$-	$12,062

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2012
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(63,423,000)	$-	$(63,423,000)	$63,423,000	$-	$-
Linked transactions(2)	(14,023,737)	14,023,737	-	-	-	-
Interest rate swaps	(283,754)	-	(283,754)	-	283,754	-
Total	$(77,730,491)	$14,023,737	$(63,706,754)	$63,423,000	$283,754	$-

(1) Amounts presented are limited in total to the net amount of assets or liabilities presented in the condensed consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to Master Arrangements or similar agreements, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the tables above.

(2) RMBS securities within a linked transaction serve as collateral for the linked transaction. See Note 3 “Non-Hedging Activity – Linked Transactions” for information on linked transaction arrangements.

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

The following tables present certain information concerning the Non-Agency RMBS and repurchase financings underlying the Company’s Linked Transactions as of September 30, 2013 and December 31, 2012:

Linked Non-Agency RMBS

	September 30, 2013	December 31, 2012
Face Value	$106,674,886	$38,320,365
Unamortized premium	-	-
Unamortized discount
Designated credit reserve	(16,904,123)	(12,929,231)
Net, unamortized	(26,009,442)	(6,721,749)
Amortized Cost	63,761,321	18,669,385
Gross unrealized gains	2,042,807	3,950,157
Fair Value	$65,804,128	$22,619,542

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following tables present the changes for the nine months ended September 30, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on Non-Agency RMBS underlying Linked Transactions:

	September 30, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(24,122,429)	$(28,179,701)	$(52,302,130)
Accretion of net discount	-	2,170,259	2,170,259
Realized credit losses	7,218,306	-	7,218,306
Ending balance at September 30, 2013	$(16,904,123)	$(26,009,442)	$(42,913,565)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(13,934,657)	$(7,592,017)	$(21,526,674)
Accretion of net discount	-	870,268	870,268
Realized credit losses	1,005,426	-	1,005,426
Ending balance at December 31, 2012	$(12,929,231)	$(6,721,749)	$(19,650,980)

Linked Repurchase Agreements

	September 30, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
Citigroup Global Markets, Inc.	$18,322,000	43.06%	37	$26,391,996
North America	16,085,000	37.80%	21	25,384,276
Asia (1)	3,691,000	8.68%	9	6,714,351
Europe	3,284,000	7.72%	11	5,670,285
Nomura Securities International, Inc.	1,166,000	2.74%	9	1,643,221
Total	$42,548,000	100.00%	26	$65,804,129

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2012
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	$9,277,000	66.32%	41	$13,714,701
Asia (1)	4,712,000	33.68%	12	8,904,841
Total	$13,989,000	100.00%	31	$22,619,542

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

At September 30, 2013, Linked Transactions also included $21,207 of associated accrued interest receivable and $71,881 of accrued interest payable.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized loss on derivative contracts, net for the three months ended September 30, 2013 and September 30, 2012, nine months ended September 30, 2013 and the period May 16, 2012 (commencement of operations) to September 30, 2012:

	Three Months Ended September 30, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$8,874,459	$(10,401,243)	$(1,526,784)
Swaptions	(84,000)	6,927	(77,073)
Futures	(84,375)	120,313	35,938
TBAs	(304,688)	-	(304,688)
Total	$8,401,396	$(10,274,003)	$(1,872,607)

	Three Months Ended September 30, 2012
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$-	$(55,175)	$(55,175)
Swaptions	(16,000)	(9,674)	(25,674)
Total	$(16,000)	$(64,849)	$(80,849)

	Nine Months Ended September 30, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$20,050,632	$(4,346,488)	$15,704,144
Swaptions	(194,667)	1,052,099	857,432
Futures	(84,375)	120,313	35,938
TBAs	(304,688)	-	(304,688)
Total	$19,466,902	$(3,174,076)	$16,292,826

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Period May 16, 2012 to September 30, 2012
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$-	$(281,431)	$(281,431)
Swaptions	(21,333)	(17,528)	(38,861)
Total	$(21,333)	$(298,959)	$(320,292)

The following table presents certain information about the components of the unrealized net gain (loss) and net interest income from Linked Transactions included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2013 and September 30, 2012, nine months ended September 30, 2013 and the period May 16, 2012 (commencement of operations) to September 30, 2012:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Interest income attributable to RMBS underlying Linked Transactions	$1,343,494	$497,268
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(204,940)	(70,378)
Change in fair value of Linked Transactions included in earnings	(1,293,467)	3,126,257
Unrealized gain (loss) and net interest income from Linked Transactions	$(154,913)	$3,553,147

	Nine Months Ended	Period May 16, 2012 to
	September 30, 2013	September 30, 2012
Interest income attributable to RMBS underlying Linked Transactions	$2,408,250	$552,089
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(388,995)	(85,217)
Change in fair value of Linked Transactions included in earnings	(1,907,350)	3,263,738
Unrealized gain (loss) and net interest income from Linked Transactions	$111,905	$3,730,610

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 8 – FINANCIAL INSTRUMENTS (Continued)

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of September 30, 2013 and December 31, 2012:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	September 30, 2013
Assets:
Residential mortgage-backed securities (a)	$-	$417,552,903	$-	$417,552,903
Linked transactions (b)	-	23,205,354	-	23,205,354
Swaptions	-	1,541,494	-	1,541,494
Futures	120,313	-	-	120,313
Total	$120,313	$442,299,751	$-	$442,420,064

Liabilities:
Interest rate swaps	$-	$(4,630,242)	$-	$(4,630,242)
Total	$-	$(4,630,242)	$-	$(4,630,242)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2012
Assets:
Residential mortgage-backed securities (a)	$-	$81,027,998	$-	$81,027,998
Linked transactions (b)	-	8,612,753	-	8,612,753
Swaptions	-	12,062	-	12,062
Total	$-	$89,652,813	$-	$89,652,813

Liabilities:
Interest rate swaps	$-	$(283,754)	$-	$(283,754)
Total	$-	$(283,754)	$-	$(283,754)

(a)    For more detail about the fair value of the Company’s RMBS and type of securities, see Note 3 and Note 4.
(b)    For more detail about the fair value of the Company’s Linked Transactions, see Note 3 and Note 7.

During the nine months ended September 30, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of September 30, 2013 and December 31, 2012, the Company did not have any Level 3 securities.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

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

For the three months ended September 30, 2013, the Company incurred management fees of $413,164 of which $137,721 was accrued but had not been paid.

For the nine months ended September 30, 2013, the Company incurred management fees of $941,166 of which $137,721 was accrued but had not been paid.

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

For the three months ended September 30, 2013, the Company incurred reimbursable expenses of $634,001.

For the nine months ended September 30, 2013, the Company incurred reimbursable expenses of $1,542,099. The Manager incurred additional reimbursable expenses of $227,341 for which it has permanently waived its right to seek reimbursement from the Company.

Pursuant to an Expense Reimbursement Agreement dated March 12, 2013, the Manager agreed to reimburse the Company for offering expenses in excess of $1,500,000 incurred in connection with the Company’s initial public offering (“IPO”). The Manager has agreed permanently to waive any right to seek future reimbursement for such expenses paid by it to the Company. As further described in Note 10, the Company closed its IPO in March 2013. Accordingly, the Manager reimbursed to the Company an amount of $1,139,703 during the second quarter.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

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

As of the closing of the IPO described in Note 10, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $324,045 based on the closing price of the Company’s common stock on September 30, 2013 of $11.37. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date.

For the three and nine months ended September 30, 2013, the Company recognized compensation expense related to restricted common stock of $39,229 and $89,193, respectively. The Company has unrecognized compensation expense of $300,102 as of September 30, 2013 for unvested shares of restricted common stock. As of September 30, 2013, the weighted average period for which the unrecognized compensation expense will be recognized is 16.3 months.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Ownership and Warrants

As a result of the May 2012 and March 2013 private offerings of common stock described above, XL Investments Ltd., an indirectly wholly owned subsidiary of XL Group plc, owns a significant minority investment in the Company. Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd. warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and entitle XL Investments, commencing on July 25, 2013 (120 days following the closing of our IPO) to purchase an aggregate of 3,125,000 shares of our common stock at a per share exercise price equal to 105% of the $15.00 IPO price, or $15.75. XL Global, Inc., a subsidiary of XL Group plc, holds a minority stake in the Manager.

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

The preferred stock was fully redeemed on March 28, 2013 by the Company at $1,100 per share, or $110,000 in aggregate, and $2,326 was paid by the Company in accrued dividends through the date of redemption.

Distributions to stockholders

For the 2013 taxable year, the Company has declared dividends to common stockholders totaling $7,311,903, or $1.28 per share. The following table presents cash dividends declared by the Company on its common stock for the nine months ended September 30, 2013:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
February 15, 2013	February 15, 2013	February 27, 2013	$219,950	$0.03853
March 12, 2013	March 12, 2013	March 28, 2013	$219,950	$0.03853
April 22, 2013	April 22, 2013	April 29, 2013	$960,603	$0.16825
April 22, 2013	May 15, 2013	May 30, 2013	$1,182,280	$0.20708
April 22, 2013	June 14, 2013	June 27, 2013	$1,182,280	$0.20708
June 17, 2013	July 15, 2013	July 30, 2013	$1,182,280	$0.20708
June 17, 2013	August 15, 2013	August 29, 2013	$1,182,280	$0.20708
June 17, 2013	September 16, 2013	September 27, 2013	$1,182,280	$0.20708

 For the 2013 taxable year, the Company has declared dividends to preferred stockholders totaling $2,326, or $23.26 per share.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 11 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the most dilutive of either the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities. The following table provides additional disclosure regarding the computation for the three months ended September 30, 2013 and September 30, 2012, nine months ended September 30, 2013 and the period May 16, 2012 (commencement of operations) to September 30, 2012:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Numerator (Income):
Net income (loss) available to common shareholders	$(17,014,568)	$3,656,161
Dilutive net income (loss) attributable to common shareholders	$(17,014,568)	$3,656,161

Denominator (Weighted Average Shares):

Basic Earnings:
Shares available to common shareholders	7,356,250	1,656,250
Effect of dilutive securities:
Restricted share awards	4,100	-
Dilutive shares	7,360,350	1,656,250

	Nine Months Ended	Period May 16, 2012
	September 30, 2013	to September 30, 2012
Numerator (Income):
Net income (loss) available to common shareholders	$(7,518,400)	$3,441,901
Dilutive net income (loss) attributable to common shareholders	$(7,518,400)	$3,441,901

Denominator (Weighted Average Shares):

Basic Earnings:
Shares available to common shareholders	5,685,920	1,656,250
Effect of dilutive securities:
Restricted share awards	9,961	-
Dilutive shares	5,695,881	1,656,250

The following potential common shares were excluded from basic and diluted earnings per share for the three months ended September 30, 2013 as the Company had a net loss for the period: 28,900 for Restricted Stock Awards.

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 9 because the warrants’ exercise price is greater than the average market price of the common shares for the period, and thereby anti-dilutive.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (unaudited)

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

The following discussion should be read in conjunction with our financial statements and the accompanying notes to our financial statements, which are included in Item 1 of this report, as well as the information contained in our registration statement on Form S-11,initially filed on December 20, 2012 (File No. 333-1855707), and as subsequently amended, in connection with our initial public offering, which we refer to as our “IPO Registration Statement”.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on these forward looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our Registration Statement on Form S-11 (File No. 333-191787) filed with the Securities and Exchange Commission, or the SEC, on October 18, 2013, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we currently, or expect to, invest in the following assets:

•  Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities;

•  Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity; and

•  Residential mortgage loans and other mortgage-related investments, including securitizations backed by multi-family mortgage loans, or Multi-Family MBS, and mortgage servicing rights, or MSRs.

We finance our current investments in Agency RMBS and Non-Agency RMBS (including non-Agency RMBS underlying Linked Transactions) primarily through short-term borrowings structured as repurchase agreements.

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

Recently Formed Taxable REIT Subsidiary

On June 10, 2013, we established Five Oaks Acquisition Corp. (“FOAC”), in furtherance of our strategy to increase the range of our investments in mortgage-related assets other than RMBS. FOAC is a Taxable REIT Subsidiary, or TRS, whose purposes will include the acquisition and disposition of residential mortgage loans and MSRs with respect to such loans. FOAC does not intend to originate the loans and does not intend to participate in the credit or underwriting decisions prior to loan origination, but does intend to accumulate the loans for subsequent securitization. FOAC has obtained authorizations required to conduct its business in approximately 20 of the 32 states that currently impose restrictions on buying or selling residential mortgage loans, and is continuing its applications for authorizations in the remaining states.

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

Although we believe that mortgage-related assets continue to offer potentially attractive investment opportunities for us, the recent increase in fixed income and mortgage market volatility has impacted our Manager’s views of risk and return, and increased the potential variability of our operating results. On June 19, 2013, the U.S. Federal Reserve reaffirmed its commitment to QE3, including a continuation of exceptionally low levels for the federal funds rate for so long as unemployment remains above 6.5% and inflation remains at or below 2.5%, as well as the continued purchase of Agency RMBS at a pace of $40 billion per month, and longer-term Treasury securities at a pace of $45 billion per month. However, in a press conference on the same day, Federal Reserve Chairman Ben Bernanke indicated that economic growth appeared strong enough to contemplate reducing the pace of purchases during the second half of 2013, and ending purchases around the middle of 2014, providing subsequent economic data was broadly consistent with Federal Reserve expectations. This discussion of so-called “tapering” triggered significant increases in the level and the volatility of long-term interest rates. Having closed the first quarter at 1.85%, the 10-year Treasury yield dropped below 1.7% in early May 2013, before rising almost 70% to over 2.7% by early July. Subsequently, most recently at its September 17-18, 2013 meeting, and contrary to the expectations of many market participants, the Federal Reserve announced that it would maintain the pace of Agency RMBS and Treasury securities purchases at existing levels, thus postponing the introduction of tapering. As a result, rates have continued to be volatile, with the 10-year yield touching 3.01% before dropping again to end the third quarter at 2.61%. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change. In light of the recent increase in market volatility, such adjustments may be more frequent than they have been in the past.

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

Changes in market value of our assets.    It is our business strategy to hold our target assets as long-term investments. As such, we expect that our securities will be carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. As a result, we do not expect that changes in the market value of the assets will normally impact our operating results. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "-Critical Accounting Policies" for further details.

Credit risk.    We expect to be subject to varying degrees of credit risk in connection with our Non-Agency RMBS portfolio. Our Manager seeks to mitigate this credit risk by estimating expected losses on these Non-Agency RMBS assets and purchasing such assets at appropriately discounted prices. These discounted purchase prices will take into account any available credit support and estimated expected losses in seeking to produce attractive loss-adjusted returns. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

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

Investment Activities

Following the closing of our initial public offering, or IPO and our concurrent private placement on March 27, 2013, we concentrated the initial investment of the net proceeds of these offerings in Agency RMBS, due to the size and liquidity of this market together with the relatively attractive investment conditions prevailing at the end of the first quarter. During the second quarter, and consistent with our strategy, we selectively increased our allocation to Non-Agency RMBS as attractive opportunities presented themselves, and accordingly began to sell certain of our Agency RMBS positions. We accelerated the reduction of our Agency RMBS portfolio as fixed income and mortgage market volatility increased, particularly after June 19, 2013, and in the third quarter we continued with this strategy of shifting our portfolio allocations from Agency RMBS to Non-Agency RMBS. As of September 30, 2013, on a GAAP basis we had reduced our overall investments in RMBS to $417.6 million, compared to $590.3 million as of June 30, 2013. Within this total, we had reduced our Agency RMBS from $557.6 million to $359.9 million, and increased our Non-Agency RMBS from $32.7 million to $57.7 million, respectively, from quarter-end to quarter-end. As of September 30, 2013, we owned $483.4 million of RMBS on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions), of which $359.9 million was in Agency RMBS and $123.5 million was in Non-Agency RMBS. Of the $123.5 million, $65.8 million was in Non-Agency RMBS underlying Linked Transactions. As of September 30, 2013, we had entered into master repurchase agreements with 22 counterparties, and we had borrowed $ 377.0 million, on a GAAP basis, and $419.6 million, on a non-GAAP basis (including the repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) under 12 of these agreements. This compares to $563.5 million, on a GAAP basis, and $593.8 million, on a non-GAAP basis, respectively, as of June 30, 2013. The reduction in borrowings between periods is a direct result of the decrease in our Agency RMBS holdings. We have also entered into interest rate swap and swaption agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. Reflecting the decrease in Agency RMBS outstandings during the quarter, we reduced the notional amount of swap agreements to $338.0 million as of September 30, 2013, compared to $485.0 million as of June 30, 2013. We maintained the notional amount of our swaption agreements at $25.0 million as of September 30, 2013, while increasing the range of other derivative instruments used during the quarter to help mitigate interest rate and other market risks, including Agency to be announced securities, or TBAs, and U.S. Treasury futures. We used TBAs during the period, but there were no TBAs outstanding as of September 30, 2013; as of the same date, we had 200 futures contracts outstanding, representing a notional amount of $20.0 million.

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

As of September 30, 2013, we borrowed 4.1 times our stockholders' equity (calculated in accordance with GAAP); 4.6 times after including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis), representing a meaningful reduction from 5.9 times and 6.2 times, respectively, as of June 30, 2013. We expect our leverage (on both a GAAP and non-GAAP basis) will range between three and six times the amount of our stockholders' equity, depending upon the relative allocation to Agency RMBS and Non-Agency RMBS. We expect to borrow between six to nine times the amount of our stockholders' equity in acquiring Agency RMBS, between one and two times when acquiring Legacy Non-Agency RMBS and between one to three times when acquiring New Issue Non-Agency RMBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility. The reduction in our leverage during the period was principally due to the continued reduction in our portfolio allocation to Agency RMBS, and the concomitant increase in our Non-Agency RMBS outstandings. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. Going forward, as we seek to continue expanding the range of available financing sources, we may borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio. Nonetheless, we expect that the preponderance of our sources of collateralized borrowings (82.7% as of September 30, 2013) will continue to either have an investment grade rating directly or be part of a group of companies which includes an institution that has such a rating.

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

As of September 30, 2013, our Agency RMBS portfolio had a weighted average nominal coupon of 3.12% at a weighted average amortized cost of $103.1 per $100 of nominal, or face, value, or $368.4 million total cost. As of September 30, 2013, the weighted average market price of our Agency portfolio was $100.8 per $100 of nominal, or face, value, or $359.9 million in the aggregate. All of our Agency securities represent whole pool securities.

As of September 30, 2013, our Non-Agency RMBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 0.41% at a weighted average amortized cost of $60.4 per $100 of nominal, or face, value, or $56.7 million total cost. As of September 30, 2013, the weighted average market price of our Non-Agency RMBS portfolio, on a GAAP basis, was $61.5 per $100 of nominal, or face, value, or $57.7 million in the aggregate.

As of September 30, 2013, our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) had a weighted average nominal coupon of 0.44% at a weighted average amortized cost of $60.1 per $100 of nominal, or face, value, or $120.5 million total cost. As of September 30, 2013, the weighted average market price of our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) was $61.6 per $100 of nominal, or face, value, or $123.5 million in the aggregate.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of September 30, 2013: (1) as reported in accordance with GAAP, which excludes the Non-Agency RMBS underlying our Linked Transactions, (2) to show separately the Non-Agency RMBS underlying our Linked Transactions; and (3) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions combined with our GAAP-reported RMBS):
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$3,107	$78	$-	$3,185	$(57)	$3,128	2.50%	1.99%
30 year fixed-rate	213,835	12,777	-	226,612	(9,020)	217,592	3.50%	2.68%
Hybrid ARMS	140,169	(1,615)	-	138,554	576	139,130	2.56%	2.95%

Total Agency RMBS	357,111	11,240	-	368,351	(8,501)	359,850	3.12%	2.78%
Non-Agency RMBS Excluding Linked Transactions	93,842	(21,167)	(15,967)	56,708	995	57,703	0.41%	7.86%
Total/Weighted Average (GAAP)	$450,953	$(9,927)	$(15,967)	$425,059	$(7,506)	$417,553	2.56%	3.45%
Non-Agency RMBS Underlying Linked Transactions	106,675	(26,010)	(16,904)	63,761	2,043	65,804	0.46%	9.36%
Combined/Weighted Average (non-GAAP)	$557,628	$(35,937)	$(32,871)	$488,820	$(5,463)	$483,357	2.16%	4.23%

(1)Weighted average coupon is presented net of servicing and other fees.

(2)Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions), at fair value, according to their estimated weighted average life classifications as of September 30, 2013:

September 30, 2013 Fair Value
Less than one year	$-
Greater than one year and less than five years	-
Greater than or equal to five years	483,357,031
Total	$483,357,031

The following table presents certain information about the carrying value of our available for sale, or AFS, RMBS and the Non-Agency RMBS underlying our Linked Transactions, as of September 30, 2013:

	GAAP Basis (AFS RMBS- Excluding Linked Transactions)	Non-GAAP Adjustments (Non-Agency RMBS underlying Linked Transactions)	Non-GAAP Basis (Combined)
Principal balance	$450,952,634	$106,674,886	$557,627,520
Unamortized premium	11,240,050	-	11,240,050
Unamortized discount
Designated credit reserve	(15,967,512)	(16,904,123)	(32,871,635)
Net, unamortized	(21,166,734)	(26,009,442)	(47,176,176)
Amortized cost	425,058,438	63,761,321	488,819,759
Gross unrealized gains	(7,505,535)	2,042,807	(5,462,728)
Carrying value/estimated fair values	$417,552,903	$65,804,128	$483,357,031

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

Financing and other liabilities.    We have entered into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS. These agreements are secured by our Agency and Non-Agency RMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of September 30, 2013, we had entered into repurchase agreements totaling $377.0 million, on a GAAP basis, and $419.6 million, on a non-GAAP basis, of which $42.5 million are repurchase agreements underlying Linked Transactions. As addressed under “Investment Activities” above, we are expanding the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2013 to September 30, 2013 on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with Non-Agency RMBS underlying Linked Transactions):

	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2013 to September 30, 2013	$462,207,788	$377,044,000	$921,902,000

	Repurchase Agreements
Non-GAAP (Includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2013 to September 30, 2013	$486,758,348	$419,952,000	$936,319,000

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

As of September 30, 2013, we had entered into seven interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $338 million of borrowings under our repurchase agreements. Certain of these agreements have forward start dates, accordingly our obligation to pay the fixed rate and our right to receive the floating rate has not yet become effective. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates, and in addition, during the period we also employed both TBAs and U.S. Treasury futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following table summarizes our hedging activity as of September 30, 2013:

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay		Receive Rate		Maturity Years
3 years or less	35,000,000	(149,933)	0.66%		0.22%		2.4
Greater than 5 years and less than 7 years	151,000,000	(1,914,141)	1.66%		0.25%		4.9
Greater than 7 years and less than 10 years*	95,000,000	(1,599,897)	2.85*	%	0.00*	%	7.9
Greater than 10 years*	57,000,000	(966,271)	3.29*	%	0.00*	%	10.9
Total	338,000,000	(4,630,242)	1.47*	%	0.25*	%	6.5

*Forward-starting swaps. Fixed rate pay and floating rate receive rates are excluded from the calculation of totals.

	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
2 years or less	504,000	1,541,494	1.5	25,000,000	3.00%	10.0

Stockholders’ Equity and Book Value Per Share

As of September 30, 2013, our stockholders’ equity was $91.5 million, and our book value per common share was $12.38 on a basic and fully diluted basis. This represents a 4.2% decline from $95.5 million and $12.93, respectively, as of June 30, 2013, primarily due to aggregate net losses on our outstanding derivative positions, and the level of our dividend payments in the third quarter, as we continued our strategy of reducing Agency RMBS and increasing our Non-Agency RMBS investments..

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Condensed Consolidated Financial Statements” beginning on page 8 of this report.

Results of Operations

The table below presents certain information from our Statement of Operations for the period January 1, 2013 to September 30, 2013:

Period from January 1, 2013 to September 30, 2013
Revenues:
Interest income	$14,934,355
Interest expense	(4,121,579)
Net interest income	10,812,776
Other income:
Realized loss on sale of investments, net	(31,358,766)
Unrealized gain and net interest income from Linked Transactions	111,905
Realized gain on interest rate swap agreements	19,466,902
Unrealized loss on interest rate swap and swaption agreements	(3,174,076)
Total other income	(14,954,035)
Expenses:
Management fee	941,166
General and administrative expenses	529,436
Operating expenses reimbursable to our Manager	1,542,099
Other operating expenses	202,921
Compensation Expense	159,193
Total expenses	3,374,815
Net income	$(7,516,074)
Dividends to preferred stockholders	(2,326)
Net income attributable to common stockholders	$(7,518,400)
Earnings per share
Net income attributable to common stockholders (basic and diluted)	$(7,518,400)
Weighted average number of shares of common stock outstanding	5,695,881
Basic and diluted income per share	$(1.32)
Dividends declared per share of common stock	$1.28
Dividends declared per share of restricted stock	$0.00

Net Income Summary

We commenced operations on May 16, 2012 and did not fully invest the proceeds from our 2012 private placement until July 31, 2012. Accordingly, the comparability of information as of and for the period from May 16, 2012 (commencement of operations) to September 30, 2012 with the nine months ended September 30, 2013 is materially affected. We completed our IPO and concurrent private placement in March 2013, and after the investment of the net proceeds of these offerings, our portfolio holdings were substantially larger for the three months ended September 30, 2013 than for the three months ended September 30, 2012, which materially affects the comparability of information between the two periods.

For the period ended September 30, 2013, our net loss was $7,518,400 or $1.32, basic and diluted net loss per average share available to common stockholders.

For the three months ended September 30, 2013, our net loss was $17,014,568 or $2.31, basic and diluted net loss per average share available to common stockholders, compared with net income of $3,656,161 or $2.21, basic and diluted net income per share, respectively, for the three months ended September 30, 2012. The principal drivers of this net loss represent components of other income (loss), as discussed below.

Interest Income and Interest Expense

An important source of income is net interest income. Our interest income (including purchased accrued interest) was $14,934,355 for the period ended September 30, 2013. Our interest expense for the period ended September 30, 2013 (including made and purchased accrued interest) was $4,121,579.

For the three months ended September 30, 2013, and the three months ended September 30, 2012, our interest income (including purchased accrued interest) was $4,341,602 and $730,101, respectively. Our interest expense (including derivative payments made and purchased accrued interest) was $793,142 and $126,051, respectively, for the three months ended September 30, 2013 and the three months ended September 30, 2012. The year-over-year increases in interest income and interest expense were primarily a result of the increase in our portfolio holdings and related repurchase agreements financings following the investment of the net proceeds of our IPO and concurrent private placement referenced above.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $10,812,776 for the period ended September 30, 2013.

For the three months ended September 30, 2013, and the three months ended September 30, 2012, our net interest income was $3,548,460 and $604,050, respectively, with the increase reflecting the investment activity noted above.

Other Income

For the period ended September 30, 2013, our other income represented a loss of $14,954,035, which primarily reflects the impact of net realized gains of $19,466,902 and net unrealized losses of $3,174,076, respectively, on interest rate hedges, and unrealized gain and net interest income on our Linked Transactions of $111,905, which in aggregate were insufficient to offset realized losses of $31,358,766 on sales of investments. The realized losses on sales of investments resulted primarily from the reduction in Agency RMBS assets described earlier, and the realized gains on interest rate hedges resulted from adjustments to certain of our interest rate swap transactions in line with the application of our hedging strategy.

For the three months ended September 30, 2013, our other income represented a loss of $19,108,391, which primarily reflects the impact of net realized losses on sales of investments of $17,080,871, net unrealized losses on interest rate hedges of $10,274,003 and unrealized loss and net interest income on our Linked Transactions of $154,913, which in aggregate more than offset net realized gains of $8,401,396 on interest rate hedges. This is reflective of the significant level of portfolio rebalancing activity in the third quarter of 2013 in comparison with the prior year period, when our other income of $3,451,363 was principally due to unrealized gain and net interest income on our Linked Transactions of $3,553,147, offset by aggregate realized and unrealized losses of $101,784 on derivative contracts and sales of investments.

Expenses

We incurred management fees of $941,166 for the period ended September 30, 2013 representing amounts payable to our Manager under our management agreement. For the period ended September 30, 2013, we incurred other operating expense of $2,433,649, of which $1,542,099 was payable to our Manager and $891,550 was payable directly by us.

Our general and administrative expenses of $529,436 for the period ended September 30, 2013 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

For the three months ended September 30, 2013 and the three months ended September 30, 2012, we incurred management fees of $413,164 and $98,164, respectively, and other operating expenses of $1,041,473 and $301,088, respectively. Both management fees and other operating expenses generally increase in line with average stockholders’ equity.

Net Income and Return on Equity

Our net loss was $7,516,074 for the period ended September 30, 2013 representing an annualized loss of 11.96% on average stockholders' equity of $83,995,770.

For the three months ended September 30, 2013, our net loss was $17,014,568 representing an annualized loss of 61.27% on average stockholders’ equity of $110,177,089. For the three months ended September 30, 2012, our net income was $3,656,161 representing an annualized return of 55.41% on average stockholders’ equity of $26,177,089. As noted above, this is reflective of the significant level of portfolio rebalancing activity in the third quarter of 2013 in comparison with the prior year period.

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

As of September 30, 2013, our source of funds, apart from our Equity Sales consisted of net proceeds from repurchase agreements totaling $377.0 million, on a GAAP basis, and $419.6 million, on a non-GAAP basis, including $42.5 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.56%, on a GAAP basis, and 0.71%, on a non-GAAP basis, which we used to finance the acquisition of Agency and Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions. We generally target a debt-to-equity ratio with respect to our Agency RMBS of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one to three times when acquiring New Issue Non-Agency RMBS. As of September 30, 2013, we had an overall debt-to-equity ratio of 4.1:1 (calculated using balances determined under GAAP), or 4.6:1 when including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). The repurchase obligations mature and reinvest every 30 to 180 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2013, we had established 22 repurchase borrowing arrangements with various investment banking firms and other lenders, and as of September 30, 2013, we had outstanding borrowings with 12 of these lenders totaling $377.0 million, on a GAAP basis, and $419.6 million, on a non-GAAP basis, including $42.5 million from repurchase agreements underlying Linked Transactions.

Under repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, repurchase agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our repurchase agreements, prepayments on the residential mortgages securing our RMBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our repurchase facilities, the haircuts range from a low of 3% to a high of 50%, and the weighted average haircut was approximately 10% as of September 30, 2013. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. Should prepayment speeds on the residential mortgages underlying our RMBS investments or market interest rates increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As of September 30, 2013, we had unrestricted cash and cash equivalents of $16.3 million available to meet margin calls on our repurchase agreements (including those repurchase agreements underlying Linked Transactions) and derivative instruments. Accordingly, based on our leverage level and liquidity position as of September 30, 2013, if the decline in market value of our securities collateralizing our repurchase facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, then we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended September 30, 2013, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our RMBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of RMBS investments, and thus increased frequency of margin calls.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period July 1, 2013 to September 30, 2013

We had the following contractual borrowing under repurchase agreements as of September 30, 2013 (dollar amounts in thousands) on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions):

GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$377,044	$377,044	-	-	-
Total contractual obligations	$377,044	$377,044	-	-	-

Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year *	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$419,592	$419,592	-	-	-
Total contractual obligations	$419,592	$419,592	-	-	-

*Includes $42,548 of repurchase agreements underlying Linked Transactions.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2013.

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

As of September 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On September 25, 2013, we announced that our board of directors declared monthly cash dividend rates for the fourth quarter of 2013 of $0.125 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS, including Non-Agency RMBS that are a component of our Linked Transactions. The following table presents certain information about our Agency RMBS portfolio and Non-Agency RMBS portfolio (including Non-Agency RMBS underlying our Linked Transactions) as of September 30, 2013 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	September 30, 2013
	Non-Agency RMBS(1)	Agency RMBS
Portfolio Characteristics:
Number of securities	18	13
Carrying value/ estimated fair value	$123,506,614	$359,850,417
Amortized cost	$120,468,417	$368,351,342
Current par value	$200,516,228	$357,111,292
Ratio of carrying value to current par value	61.6%	100.8%
Ratio of amortized cost to current par value	60.1%	103.1%
Net weighted average coupon	0.44%	3.12%
One month CPR(1)	12.7%	2.8%

September 30, 2013(1)
Non-Agency RMBS Characteristics:
Collateral Attributes:
Weighted average loan age (months)	85
Weighted average original loan-to-value	80.5%
Weighted average original FICO(2)	690
Weighted average loan size	357
Current Performance:
60+ day delinquencies	26.6%
Average credit enhancement(3)	0.1%

	September 30, 2013(1)
	Fair Value	% of Non-Agency RMBS
Coupon Type:
Fixed rate	$-	0.0%
Hybrid or floating	$123,506,614	100.0%
Collateral Type:
Prime	$-	0.0%
Alt-A	$92,653,704	75.0%
Subprime	$30,852,910	25.0%
New Issue	$-	0.0%
Loan Origination Year:
2007	$35,537,192	28.8%
2006	$76,721,412	62.1%
Pre-2006	$11,248,010	9.1%

(1) Includes Non-Agency RMBS underlying our Linked Transactions at September 30, 2013 on a combined, non-GAAP basis.

The following table presents the rating of our Non-Agency RMBS at September 30, 2013, including Non-Agency RMBS underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

	Fair Value	% of Non- Agency RMBS
Current Rating(4)
CCC	$17,480,106	14.2%
CC	$8,302,858	6.7%
C	$7,490,187	6.1%
D	$3,030,053	2.5%
Not Rated	$87,203,410	70.6%

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including Non-Agency RMBS underlying our Linked Transactions, at September 30, 2013 on a combined, non-GAAP basis:

	Fair Value	% of Non- Agency RMBS
Property Location
California	$39,892,636	32.3%
Florida	$13,462,221	10.9%
New Jersey	$7,904,423	6.4%
Virginia	$5,557,798	4.5%
New York	$3,828,705	3.1%

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

Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments, including interest rate swaps, swaptions, TBAs and futures, to hedge the interest rate and related market risks associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on our Manager's expertise to manage these risks on our behalf.

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2013 and June 30, 2013 including Non-Agency RMBS underlying Linked Transactions. Such RMBS may not be linked in future periods.

All changes in value are measured as the change from the September 30, 2013 and June 30, 2013 financial positions. We have determined for this quarter that June 30,, 2013 is the most appropriate point of comparison, since it reflects the effect of investing the proceeds of our IPO and concurrent private placement, as well as the portfolio reallocations effected in the second quarter. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

September 30, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-4.80%	-0.78%
+0.50%	-2.40%	-0.38%
-0.50%	5.63%	0.26%
-1.00%	11.48%	0.09%
 June 30, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-16.42%	-1.78%
+0.50%	-8.21%	0.89%
-0.50%	8.19%	0.79%
-1.00%	10.10%	1.20%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2013. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at September 30, 2013 and June 30, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2013, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

In executing on our current risk management strategy, we have entered into interest rate swap agreements, a swaption and futures transactions.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that, with the exception of the material weakness and significant deficiency identified below, which we are in the process of remediating, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as set forth above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2013 through September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date of this report, neither we nor, to our knowledge, our Manager are subject to any legal proceedings that we or our Manager considers to be material.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form S-11 (File No.: 333-191787) filed with the SEC on October 18, 2013.

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

FIVE OAKS INVESTMENT CORP.

Dated: November 6, 2013	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: November 6, 2013	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
______________________

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

