Form 10-K
period 2013-12-31
Five Oaks Investment Corp.
filed 2014-03-12
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____  to____
Commission file number: 001-35845

FIVE OAKS INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	45-4966519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Madison Avenue, 19th Floor, New York, New York 10022
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code (212) 257-5073

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange

Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ or No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ or No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ or No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ or No ☐.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ or No ☒

The aggregate market value of the registrant's common stock held by non-affiliates was $53.0 million based on the closing sales price on the New York Stock Exchange on June 30, 2013.

As of March 1, 2014, the registrant had outstanding 10,389,250 shares of common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, references to:

•	“Agency” means each of Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, a wholly owned corporate instrumentality of the United States of America within the U.S. Department of Housing and Urban Development, or Ginnie Mae.

•	“Agency RMBS” means mortgage-backed securities that are collateralized by residential mortgages, or RMBS, whose principal and interest payments are guaranteed by Ginnie Mae or a U.S. Government-sponsored entity such as Freddie Mac or Fannie Mae. These securities may be either “pass through” securities, where cash flows from the underlying mortgage loan pool are paid to holders of the securities on a pro rata basis, or securities structured from “pass through” securities, as to which cash flows are redirected in various priorities, which we refer to as a collateralized mortgage obligation.

•	“ARMs” means adjustable-rate residential mortgage loans.

•	“Company,” “we,” “us,” or “our” refers to Five Oaks Investment Corp., together with its wholly owned, taxable REIT subsidiary, Five Oaks Acquisition Corp., unless we specifically state otherwise or the context indicates otherwise.

•	“credit enhancement” means techniques to improve the credit ratings of securities, including overcollateralization, creating retained spread, creating subordinated tranches and insurance.

•	“hybrid ARMs” means residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index.

•	“Linked Transaction” means the initial purchase of RMBS securities and contemporaneous financing with a repurchase agreement with the same counterparty from which the securities were purchased.

•	“mortgage loans” means loans secured by real estate with a right to receive the payment of principal and interest on the loan (including servicing fees).

•	“Multi-Family MBS” means a mortgage-backed securities, or MBS, investment in a securitization backed by multi-family mortgage loans. Such Multi-Family MBS may be sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, or may not be sponsored by Ginnie Mae or a U.S. Government-sponsored entity such as Freddie Mac or Fannie Mae.

•	“Non-Agency RMBS” means RMBS that are not issued or guaranteed by Ginnie Mae or a U.S. Government-sponsored entity such as Freddie Mac or Fannie Mae, including investment grade classes (rated AAA through BBB), non-investment grade classes (rated BB or lower) and unrated classes.

•	“swaption” means an option in which the buyer has the right to enter into an interest rate swap.

•	“TBAs” means to-be-announced forward contracts. In a TBA, a buyer will agree to purchase, for future delivery, Agency mortgage investments with certain principal and interest terms and certain types of underlying collateral, but the particular Agency mortgage investments to be delivered are not identified until shortly before the TBA settlement date.

•	“VIE” means a variable interest entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We consolidate a VIE when we are the primary beneficiary of such VIE. As primary beneficiary, we have both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. We are required to reconsider our evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

•	“whole pool” means MBS issued with respect to an underlying pool of mortgage loans in which a buyer holds all of the certificates issued by a pool.

PART I

ITEM 1.  BUSINESS

General

 We are a Maryland corporation focused on investing in, financing and managing a leveraged portfolio of mortgage-backed securities, including non-Agency and Agency residential mortgage-backed securities, or RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage-related investments, which we collectively refer to as our target assets. We were formed and commenced operations in March 2012 after raising $26.2 million net proceeds in a private placement. We completed our initial public offering, or our IPO, in March 2013, pursuant to which we sold 4,033,333 shares of our common stock to the public. Our common stock is traded on the New York Stock Exchange, Inc., or the NYSE, under the symbol “OAKS”. Concurrently with our IPO, we also sold 1,666,667 shares of our common stock to XL Investments Ltd, or XL Investments, an indirect wholly owned subsidiary of XL Group plc (NYSE: XL).  In December 2013, we issued 800,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, or the Series A Preferred Offering. Our Series A Preferred Stock is traded on the NYSE under the symbol “OAKS-PRA”.

2013 Highlights

•	We completed our IPO and a concurrent private placement of 1,666,667 shares of our common stock to XL Investments achieving net proceeds to us of approximately $84.0 million.

•	We raised additional equity capital through our Series A Preferred Offering, resulting in additional net proceeds to us of approximately $18.1 million.

•	We transitioned the investment portfolio from a high concentration on 30-year fixed-rate Agency RMBS immediately following our IPO to an increased concentration on Non-Agency RMBS credit risk and shorter duration hybrid-ARMs within the Agency RMBS portfolio. As a result, GAAP leverage declined from 7.9 times as of March 31, 2013 to 3.6 times as of December 31, 2013.

•	Our external manager, Oak Circle Capital Partners, LLC, or our Manager, hired David Akre to lead our effort into the aggregation and securitization of prime jumbo residential mortgage loans, seeking to take advantage of his lengthy prior experience in this sector, and established Five Oaks Acquisition Corp., or FOAC, as a taxable REIT subsidiary, or TRS, to acquire prime jumbo residential mortgage loans and the mortgage loan servicing rights, or MSRs, with respect to such loans.

•	We received an invitation to bid on subordinated mortgage-backed securities, or MBS, investments in multi-family securitizations sponsored by Freddie Mac, known as the K-Series.

 Subsequent Developments

•	In January 2014, the underwriters of our Series A Preferred Offering exercised their option to purchase an additional 120,000 shares of Series A Preferred Stock, resulting in total net proceeds of $2.8 million.

•	On February 24, 2014, we completed a public offering of 3,000,000 shares of common stock, resulting in net proceeds to us of $32.0 million. On March 7, 2014, the underwriters purchased an additional 300,000 shares of common stock, resulting in additional net proceeds of $3.1 million, for total net proceeds of $35.1 million.

•	On February 25, 2014, FOAC entered into a Master Repurchase Agreement by and among Credit Suisse First Boston Mortgage Capital LLC, as buyer, FOAC, as seller, and the Company, as guarantor, for the purpose of financing the acquisition of prime jumbo residential mortgage loans and other approved mortgage loans, in furtherance of the Company’s previously announced strategy to aggregate and securitize such loans. The Repurchase Agreement provides for a 364-day facility term with an aggregate maximum capacity of $125,000,000 which is scheduled to mature on February 24, 2015 unless extended pursuant to its terms.

Investment Strategy

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

We believe that our hybrid model of investing in Non-Agency RMBS, Agency RMBS and other mortgage-related investments positions us to benefit from anticipated changes in the residential mortgage market in the coming years as the role of U.S. Government-sponsored entities such as Freddie Mac or Fannie Mae, or GSEs, is reduced, providing us with attractive investment opportunities across the breadth of the mortgage sector.

We intend to achieve our objective by selectively acquiring and managing a diversified investment portfolio of our target assets designed to produce attractive returns across a variety of market conditions and economic cycles. We fund the acquisition of our assets through the use of leverage from multiple counterparties, currently through borrowings under a series of short-term repurchase agreements. We generate returns from the spread or difference between what we earn on our assets and our costs, including the cost of funds we borrow after giving effect to our hedging activities.

Our Portfolio and Linked Transactions

As of December 31, 2013, our portfolio was comprised of 85.9% Agency RMBS and 14.1% Non-Agency RMBS on a United States generally accepted accounting principles, or GAAP, basis, or 70.8% Agency RMBS and 29.2% Non-Agency RMBS including Non-Agency RMBS underlying our Linked Transactions on a non-GAAP basis. For GAAP financial statement reporting purposes, certain of our Non-Agency RMBS are reported as “Linked Transactions” and the fair value of those assets are not included in the fair value of our RMBS portfolio on a GAAP basis. This is because when we finance the purchase of securities with repurchase agreements from the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. Under GAAP, we account for the two components of a Linked Transaction (the RMBS purchase and the related repurchase agreement financing) on a net basis and record a forward purchase (derivative) contract, at fair value, on our balance sheet in the line item “Linked Transactions, net, at fair value.” In managing and evaluating the composition and performance of our RMBS portfolio, however, we do not view the purchase of our Non-Agency RMBS and the associated repurchase agreement financing as transactions that are linked. We therefore have also presented certain information that includes the Non-Agency RMBS underlying our Linked Transactions. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the U.S. Securities and Exchange Commission, or the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our RMBS portfolio and the performance of our Non-Agency RMBS in the same way that we assess our portfolio and such assets.

Prime Jumbo Residential Whole Loans

On June 10, 2013, we established a wholly owned subsidiary, FOAC, in furtherance of our strategy to increase the range of our investments in mortgage-related assets other than RMBS. FOAC is a TRS which will acquire prime jumbo residential mortgage loans and the mortgage loan servicing rights, or MSRs, with respect to such loans. We anticipate FOAC will be a source of high quality mortgage-related assets for us.

During the second quarter of 2013, our Manager hired David Akre to lead our effort into the aggregation and securitization of prime jumbo residential mortgage loans, seeking to take advantage of his lengthy prior experience in this sector, including with New York Mortgage Trust and Thornburg Mortgage, Inc. FOAC is continuing the development of residential mortgage origination and underwriting guidelines to be provided to approved correspondent lenders and intends to purchase loans that have been originated by such lenders in conformance with such guidelines. FOAC has obtained authorizations from substantially all of the 32 states that currently impose restrictions on buying, selling or owning residential mortgage loans, or owning the servicing rights with respect to residential mortgage loans. We believe that FOAC now has sufficient licenses to commence its operations, although it may continue to pursue authorizations in additional states. In addition, we have entered into negotiations with several potential providers of the warehouse financing necessary to accumulate prime jumbo residential whole loans, pending contribution to future securitizations; and have completed negotiations with one nationally known provider. As we continue to build out this business, we anticipate developing attractive opportunities both from the purchase and subsequent sale or securitization of the mortgage loans themselves, as well as, in connection with such securitizations, the generation of subordinated RMBS investment opportunities in which we would have an active role in the determination of the underlying loan pools. In addition, we anticipate that a significant portion of the mortgage loans we expect to purchase as part of this strategy will be sold to us on a “servicing-released” basis, resulting in the acquisition of MSRs, which may present complementary portfolio investment characteristics, including potential valuation upside in a rising interest rate environment.

Multi-Family MBS

Having previously concluded the Freddie Mac due diligence process, we have been invited to participate in the bidding process for subordinated MBS investments in two multi-family securitizations sponsored by Freddie Mac and known as the K-Series. Although to-date we have not submitted a winning bid for the so-called “equity” tranches in such K-Series transactions, subsequent to year-end 2013, we have made our initial investments in selected mezzanine tranches of several prior transactions. While multi-family securitizations are generally considered to be commercial mortgage-backed securities, the demographic, geographic and credit risk analyses necessary to evaluate such securities share many similarities with the investment analyses that we undertake for Non-Agency RMBS. We believe that Multi-Family MBS securitizations may continue to present attractive opportunities for us.

Financing Strategy

We use leverage to seek to increase potential returns to our stockholders by borrowing against existing assets through short-term repurchase agreements, and in the future we may utilize longer-term secured financings, in each case, using the proceeds to acquire additional assets. Financing of Agency RMBS and Non-Agency RMBS is currently widely available through, among other vehicles, short-term repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, average between 3% and 7% for Agency RMBS and average between 25% and 50% for Non-Agency RMBS, depending on the specific security used as collateral for such repurchase agreements.

Neither our organizational documents nor our investment guidelines place any limit on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of our stockholders. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we seek to enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. Going forward, as we seek to continue expanding the range of available financing sources, we have borrowed and may continue to borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio.

The goal of our leverage strategy is to ensure that, at all times, our investment portfolio’s leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility.

Hedging Strategy

As part of our risk management strategy, our Manager actively manages the financing, interest rate, credit, prepayment and convexity risks associated with holding a portfolio of Agency and Non-Agency RMBS and other mortgage-related investments. We rely on the expertise of our Manager to manage these risks on our behalf, and, subject to maintaining our qualification as a REIT, our Manager may incorporate various hedging, asset/liability risk management and credit risk mitigation techniques in order to facilitate our risk management.

Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the borrowing costs on our shorter term borrowings. Because a majority of our leverage will continue to be in the form of repurchase agreements, our financing costs will fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Subject to maintaining our qualification as a REIT, the hedging techniques utilized may include interest rate swap agreements, interest rate swaptions, interest rate caps or floor contracts, futures or forward contracts and other derivative securities.

Prepayment Risk. Because residential borrowers are able to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments earlier than anticipated, and we may have to re-invest that principal at potentially lower yields. In order to manage our prepayment and interest rate risks, we monitor, among other things, our “duration gap” and our convexity exposure. Duration is the relative expected percentage change in market value of our assets that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of a mortgage security changes when the interest rate and prepayment environment changes.

Credit Risk. We intend to accept mortgage credit exposure at levels our Manager deems prudent as an integral part of our diversified investment strategy. Therefore, we retain the risk of potential credit losses on the loans underlying the Non-Agency RMBS we hold. We will seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets which we identify as experiencing negative credit trends, the use of various types of credit enhancements, and by using non-recourse financing. Nevertheless, actual credit losses could adversely affect our operating results.

Our Manager

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

Our Manager is majority owned by its employees (including all of our officers) with a minority stake held by XL Global Inc., an indirect wholly owned subsidiary of XL Group plc (NYSE: XL). XL Group plc, through its wholly owned subsidiaries, is a global insurance and reinsurance company with total assets of $45.7 billion and a market capitalization of $8.9 billion as of December 31, 2013, and actively invests in alternative investment funds, private investment funds and investment management companies. As of March 1, 2014, XL Investments, an indirect wholly owned subsidiary of XL Group plc, owns 31.1% of our common stock, and 47.0%, after also giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO).

Competition

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire Agency RMBS, Non-Agency RMBS and other mortgage-related investments at attractive prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Certain Federal Income Tax Considerations and Our Status as a REIT

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income.

Taxable income generated by our TRS is subject to regular corporate income tax. For the fiscal year 2013, our TRS had limited operations and did not generate any taxable income.

Qualification as a REIT

Continued qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Income Tests. In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions,” discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), and gains from the sale of real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

Asset Tests. At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of “real estate assets,” cash, cash items, U.S. Government securities, and, under some circumstances, stock or debt instruments purchased with new capital. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below. Second, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value (“10% of value asset test”) or voting power. The 5% and 10% asset tests do not apply to securities of a TRS and qualified REIT subsidiaries and the 10% of value asset test does not apply to “straight debt” having specified characteristics and to certain other securities described below. Fourth, the aggregate value of all securities of TRSs that we hold may not exceed 25% of the value of our total assets.

Distribution Requirements. In order to maintain our REIT qualification, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to: (1) the sum of (a) 90% of our “REIT taxable income,” computed without regard to our net capital gains and the deduction for dividends paid, and (b) 90% of our net income, if any, (after tax) from foreclosure property; minus (2) the sum of specified items of non-cash income that exceeds a certain percentage of our income.

Ownership. In order to maintain our REIT status, we must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of our outstanding shares be owned by five or fewer “individuals” during the last half of our taxable year. The “more than 100 shareholders” rule requires that we have at least 100 shareholders for at least 335 days of a taxable year. Failure to satisfy either of these rules would subject us to fines and require us to take curative action to meet the ownership requirements in order to maintain our REIT status.

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. Our corporate headquarters are located at 540 Madison Avenue, 19th Floor, New York, NY 10022 and our telephone number is (212) 257-5073. As of December 31, 2013, we had three executive officers, all of whom were furnished by our Manager. We have no employees.

Access to our Periodic SEC Reports and Other Corporate Information

 Our internet website address is www.fiveoaksinvestment.com. We make available free of charge, through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Code of Business Conduct and Ethics and Policy Against Insider Trading and our Corporate Governance Guidelines along with the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website. Information on our website is neither part of nor incorporated into this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “would”, “could”, “goal”, “objective”, “will”, “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in credit spreads; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets, our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Item 1A - “Risk Factors” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”, of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All subsequent written and oral forward-looking statements that we make, or that are attributable to us, are expressly qualified in their entirety by this cautionary notice. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to stockholders. You should carefully consider the following risk factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our company and our business. If any of the following risks occur, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be materially and adversely affected. In that case, the trading price of our stock could decline. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Risks Related to Our Business

Our Manager has had experience operating a REIT only since May 2012, and we cannot assure you that such limited experience will be sufficient for our Manager to successfully manage our business as a REIT.

Our Manager only began operating us on May 16, 2012 and has had no previous experience operating a REIT. The REIT provisions of the Internal Revenue Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from maintaining our qualification as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss. See “—Risks Associated with Our Relationship with Our Manager” for other risks related to our Manager, including conflicts of interest.

We only commenced operations in May 2012 and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We only commenced operations in May 2012. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. Our Manager may not be able to successfully execute our investment, financing and hedging strategies as described in this Annual Report on Form 10-K, which could result in a loss of some or all of your investment. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions. Our revenues will depend, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. If we are unable to acquire assets that generate favorable spreads, our results of operations may be materially adversely affected, which could materially adversely affect our ability to make or sustain distributions to our stockholders.

We may continue to change our target assets, investment or financing strategies and other operational policies without stockholder consent, which may adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We may continue to change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization, distributions, financing strategy and leverage at any time without the consent of our stockholders, which could result in an investment portfolio with a different, and possibly greater, risk profile. A change in our target assets, investment strategy or guidelines, financing strategy or other operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Annual Report on Form 10-K. In addition, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without approval of our stockholders, if it determines that it is no longer in our best interests to maintain our REIT qualification. These changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The allocation of the net proceeds of any equity offering among our target assets, and the timing of the deployment of these proceeds is subject to, among other things, then prevailing market conditions and the availability of target assets.

Our allocation of the net proceeds from any equity offering among our target assets is subject to our investment guidelines and maintenance of our REIT qualification. Our Manager will make determinations as to the percentage of our equity that will be invested in each of our target assets and the timing of the deployment of the net proceeds of our equity offerings. These determinations will depend on then prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. Until appropriate assets can be identified, our Manager may decide to use the net proceeds of our offerings to pay down our short-term debt or to invest the net proceeds in interest-bearing short-term investments, including funds which are consistent with maintenance of our REIT qualification. These investments are expected to provide a lower net return than we seek to achieve from our target assets. Prior to the time we have fully used the net proceeds of our offerings to acquire our target assets, we may fund our monthly distributions out of such net proceeds.

Current market conditions for our target assets have been and may continue to be significantly influenced by U.S. Government and U.S. Federal Reserve intervention and attractive opportunities for investment in our target assets may not continue, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Current conditions in the RMBS markets have created attractive opportunities for investment in Non-Agency RMBS assets particularly. In response to the recent financial crisis, the U.S. Government and U.S. Federal Reserve have taken unprecedented actions to stabilize the market for mortgage-related investments along with the broader economy. Such intervention includes maintenance of a near-zero target of the federal funds rate by the U.S. Federal Reserve, or the Fed, U.S. Government programs, such as the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program, or HARP, along with the recently announced third round of quantitative easing, or QE3. In September 2012, the Fed announced an open-ended program to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. The Fed also announced that it would keep the target range for the federal funds rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. On January 30, 2013, the Fed reaffirmed its commitment to QE3, including a continuation of exceptionally low levels for the federal funds rate for so long as unemployment remains above 6.5% and inflation remains at or below 2.5%, as well as the continued purchase of Agency RMBS at a pace of $40 billion per month. The Fed expects these measures to put downward pressure on long-term interest rates. In Congressional testimony on May 22, 2013 and again at a press conference on June 19, 2013, however, Federal Reserve Chairman Ben Bernanke indicated that economic growth appeared strong enough to contemplate reducing the pace of purchases during the second half of 2013, and ending purchases around the middle of 2014, if subsequent economic data was broadly consistent with Federal Reserve expectations. This discussion of so-called “tapering” triggered significant increases in the level and the volatility of long-term interest rates. Having closed the first quarter at 1.85%, the 10-year Treasury yield dropped below 1.7% in early May 2013, before rising almost 70% to over 2.7% by early July. Rates remained volatile in the third quarter, with the 10-year yield touching 3.01% before dropping again to end the quarter at 2.61%. On December 18, 2013, the U.S. Federal Reserve announced that in light of improved economic conditions, starting in January 2014, it would reduce its monthly purchases of Agency RMBS and longer-term Treasury securities to $35 billion and $40 billion, respectively. On January 29, 2014, the Federal Reserve announced that it would further reduce its monthly purchases of Agency RMBS and Treasury securities to $30 billion and $35 billion, respectively. Since the date of this announcement and until March 1, 2014, the 10-year Treasury yield has traded in a relatively narrow range of approximately 2.6% to 2.8%.

Further, the mortgage industry has and continues to undergo fundamental changes, such as the conservatorship and possible future changes in the nature of participation in the mortgage market by Fannie Mae and Freddie Mac. While we believe that prices and yields for many of our target assets have been more favorable than in the past, and the yield curve environment for a leveraged Agency portfolio is currently very favorable, and that there are attractive opportunities for investment across our target asset classes, there is no way of knowing what impact government intervention or any future actions by the Fed will have on the prices and liquidity of Agency RMBS or other securities in which we may invest. The prices and yields of our target assets may be adversely affected, and could be subject to significant volatility upon changes, or perceived future changes, to such policies. Further, such prices and yields may not reflect the underlying value of our target assets and may be significantly inflated due to these policies and the uncertainty of future changes to the mortgage industry. If current market conditions do not continue, and we are unable to structure or reposition our investment portfolio accordingly, there could be a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, Agency RMBS, Non-Agency RMBS and other mortgage-related investments.

The U.S. Government, through the U.S. Federal Reserve, the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% (and, in some cases, above 125%) without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans.

In September 2011, the White House announced they were working on a major plan to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the Federal Housing Finance Agency, or the FHFA, had announced changes to HARP to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value (LTV) ratio above 125%. However, the LTV-relaxation only applies to mortgages guaranteed by the GSEs. In addition, the expansion does not change the time period in which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. The FHFA’s Fourth Quarter 2013 Refinance Report showed that since the inception of the program in April 2009, 16.2% of all refinances through Fannie Mae and Freddie Mac were made through HARP. As of December 31, 2013, 21.9% of all refinances through Fannie Mae and Freddie Mac in 2013 were made through HARP.

Especially with Non-Agency RMBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could result in increased prepayment rates and thereby negatively impact the realized yields and cash flows on such securities. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, Agency RMBS and other mortgage-related investments that we may purchase.

Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury Department and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market responses to those actions, may not achieve the intended effect and may adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Administration and various regulatory agencies have taken numerous actions to stabilize and restructure the financial system. There can be no assurance that any such actions or related future actions of the U.S. Government will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, there may be broad adverse market implications, and our business may not receive the anticipated positive impact from the legislation.

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate or may operate in the future. The Dodd-Frank Act imposes new regulations on us and how we conduct our business. It also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Although certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities, the Dodd-Frank Act imposes significant regulatory restrictions on the origination and securitization of residential mortgage loans, which will affect Non-Agency RMBS. In addition, the Dodd-Frank Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives), including derivatives transactions in which we may engage. The Dodd-Frank Act creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” which will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct, margin and other regulatory requirements that will give rise to new administrative costs. Some of these costs may ultimately be borne by us.

Furthermore, the new regulation of over-the-counter derivatives and the inclusion of swaps as an investment that can cause a pooled investment vehicle to be a commodity pool would require us to register with and be regulated by the U.S. Commodity Futures Trading Commission, or the CFTC, as a commodity pool operator, or CPO, unless an exemption or other relief is available. Our Manager will rely for relief from registration as a CPO on a no-action letter issued on December 7, 2012 (the “No Action Letter”) by the CFTC staff that is applicable to CPOs of mortgage REITs, subject to complying with certain criteria. Further, advisors to commodity pools, which could potentially include our Manager, will be required to register as commodity trading advisors, or CTAs, unless exemptive, no-action or similar relief is available. We believe such relief is available to our Manager on the basis of the No-Action Letter and existing regulations of the CFTC. On December 19, 2012, our Manager submitted its claim for relief under the No Action Letter. If in the future our Manager does not meet the conditions set forth in the No-Action Letter for relief from registration as a CPO, the relief provided by the No-Action letter from registration as a CPO becomes unavailable for any other reason, or our belief regarding the availability of relief from registration as a CTA proves incorrect, and we or our Manager are unable to rely upon or obtain other exemptions from registration as a CPO or CTA, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business, the interest-rate risk associated with our investments may increase, our investment performance may be adversely affected or the cost associated with employing other kinds of hedges against interest rate fluctuations could be higher. Alternatively, our Manager may be required to register as a CPO. If our Manager is required to and does register as a CPO, we nevertheless expect it to remain exempt from registration as a CTA with the CFTC because its advisory activities would relate only to its activities as CPO of the company. The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs and CTAs, including record keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Complying with these requirements could increase our expenses and negatively impact our business, financial condition, results of operations and our ability to make distributions to our stockholders. It may also be difficult to comply with the reporting and disclosure requirements with respect to the kinds of products that we offer.

While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Even if certain of the new statutes and regulations imposed by the Dodd-Frank Act are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our hedging strategies. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Dodd-Frank Act will affect us. It is possible that the Dodd-Frank Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” a program by which, after an extension in June 2012, it purchased, by the end of 2012, $667 billion of U.S. Treasury Department securities with remaining maturities between six and 30 years and sold an equal amount of U.S. Treasury Department securities with remaining maturities of three years or less. In September 2012, the U.S. Federal Reserve further updated its economic assessment by noting that, despite continued modest economic expansion, employment growth remains slow and the unemployment rate remains elevated. While also noting further signs of improvement in the housing sector, albeit from a depressed level, particular concern was expressed that without further policy accommodation, economic growth might not be strong enough to generate sustained improvement in labor market conditions. Accordingly, the U.S. Federal Reserve increased its focus on employment growth by announcing QE3, agreeing to purchase additional Agency RMBS at a pace of approximately $40 billion per month, as well as extending the existing commitment to exceptionally low levels for the federal funds rate through at least mid-2015. In mid-2013, the U.S. Federal Reserve reaffirmed its commitment to QE3, including a continuation of exceptionally low levels for the federal funds rate for so long as unemployment remains above 6.5% and inflation remains at or below 2.5%, as well as the continued purchase of Agency RMBS at a pace of $40 billion per month. In Congressional testimony on May 22, 2013 and again at a press conference on June 19, 2013, however, former Federal Reserve Chairman Ben Bernanke indicated that economic growth appeared strong enough to contemplate reducing the pace of purchases during the second half of 2013, and ending purchases around the middle of 2014, if subsequent economic data was broadly consistent with Federal Reserve expectations. This discussion of so-called “tapering” triggered significant increases in the level and the volatility of long-term interest rates. Having closed the first quarter at 1.85%, the 10-year Treasury yield dropped below 1.7% in early May 2013, before rising almost 70% to over 2.7% by early July. Rates remained volatile in the third quarter, with the 10-year yield touching 3.01% before dropping again to end the quarter at 2.61%. On December 18, 2013, the U.S. Federal Reserve announced that in light of improved economic conditions, starting in January 2014, it would reduce its monthly purchases of Agency RMBS and longer-term Treasury securities to $35 billion and $40 billion, respectively. On January 29, 2014, the Federal Reserve announced that it would further reduce its monthly purchases of Agency RMBS and Treasury securities to $30 billion and $35 billion, respectively. Since the date of this announcement and until March 1, 2014, the 10-year Treasury yield has traded in a relatively narrow range of approximately 2.6% to 2.8%. The effect of Operation Twist, QE3 and any other future securities purchase programs by the U.S. Federal Reserve could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist, QE3 and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders. In addition, the modification or termination by the U.S. Federal Reserve of any of its programs could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business.

The payments of principal and interest we receive on our Agency RMBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae is part of a U.S. Government agency, and its guarantees are backed by the full faith and credit of the United States.

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008, or HERA, established the FHFA as the new regulator for Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury Department, the FHFA and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and agency security portfolios and requiring that these portfolios be reduced over time.

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. These uncertainties lead to questions about the availability of, and trading market for, Agency RMBS. Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations, which would materially adversely affect the value of our Agency RMBS. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be materially adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could redefine what constitutes an agency security and could have broad adverse implications for the market and our business, financial condition, results of operations and our ability to make distributions to our stockholders. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our existing Agency RMBS could be materially adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our Agency RMBS (as well as Non-Agency RMBS) as collateral for our financings under our repurchase agreements. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury Department to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest we earn on our investment portfolio of Agency RMBS and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in Agency RMBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, and we could be materially adversely affected if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 to the U.S. Senate, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac. On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives.

Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government- guaranteed MBS. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum. On March 11, 2014, it was announced that the top-ranking Democrat and the top-ranking Republican on the Senate Banking Committee had agreed to overhauling Fannie Mae and Freddie Mac and are expected to introduce legislation shortly after such date. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of our Agency RMBS guaranteed by Fannie Mae and Freddie Mac. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. Government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

The increasing number of proposed U.S. federal, state and local laws and regulations may affect certain mortgage-related assets in which we intend to invest and could increase our cost of doing business.

Legislation has been proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process. For example, the Dodd-Frank Act permits borrowers to assert certain defenses to foreclosure against an assignee for certain violations in the mortgage loan origination process. We cannot predict whether or in what form the U.S. Congress, the various state and local legislatures or the various federal, state or local regulatory agencies may enact legislation affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could affect our practices and results of operations. We are unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future, and any such changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our business, financial condition, results of operations and our ability to make distributions to our stockholders may be adversely affected.

The manner in which we compete and the products for which we compete are affected by changing conditions, which can take the form of trends or sudden changes in our industry, regulatory environment, changes in the role of GSEs, changes in the role of credit rating agencies or their rating criteria or process, or the U.S. economy more generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our business, financial condition, results of operations and our ability to make distributions to our stockholders may be adversely affected.

We may be exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be materially adversely affected.

Our independent registered public accountants previously identified a material weakness and two significant deficiencies in our internal control over financial reporting and although the material weakness and significant deficiencies have been remedied, we cannot provide assurance that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting for the foreseeable future.

As described in more detail in Item 9A., Controls and Procedures, in this Form 10-K and in certain of our other filings with the SEC, prior to the initial filing of our registration statement on Form S-11, initially filed on December 20, 2012 (File No. 333-185570), and as subsequently amended, or IPO Registration Statement, and in connection with the preparation of our earlier audited financial statements as of and for the period from May 16, 2012 (commencement of operations) to July 31, 2012, our independent registered public accountants identified a material weakness and two significant deficiencies in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness required adjustments to our financial statements during the prior audit for the period ended December 31, 2012. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of financial reporting, including the audit committee of a company’s board of directors.

The material weakness was identified as the result of an error in our interpretation of the accounting guidance relating to the evaluation of specific criteria used to determine whether certain Non-Agency RMBS purchases and repurchase financing transactions are “linked transactions”, accounted for on a net basis and recorded as a forward purchase (derivative) contract at fair value on our balance sheet.

The significant deficiencies related to inadequate review of the report of a service organization’s system and the suitability of the design and operating effectiveness of controls (SSAE 16) and inadequate review of the timing of the booking of certain repurchase transactions.

As a public company, we are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, that will require us to include a management report on our internal control over financial reporting in our Annual Report on Form 10-K, which will contain management’s assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the year ending December 31, 2014. We are in the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation. This process is time consuming, costly and complicated. Our management may conclude that our internal control over financial reporting is not effective.

In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K following the later of the year following our first Annual Report on Form 10-K required by the SEC and the date on which we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed or if it interprets the relevant requirements differently from us. Material weaknesses and significant deficiencies may be identified during the audit process or at other times. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with Section 404.

We and our independent registered public accountants concluded the identified material weakness and one of the significant deficiencies remained at December 31, 2012. As a result, at that time, we implemented measures designed to remediate the material weakness and the remaining significant deficiency and to improve our internal control over financial reporting. These measures included, among other things, supplementing the existing infrastructure for overseeing financial reporting with additional specialized accounting resources to be furnished by a third party service provider, a third party assessment of the design and operation of internal controls, specifically those relating to financial reporting, and further review of the service organization's systems and controls. In addition, we instituted additional procedures for validating and documenting whether Non-Agency RMBS purchases and repurchase financing transactions are linked. The actions that we have taken and will continue to take are subject to ongoing senior management review, as well as audit committee oversight. We have concluded that the remediation measures taken to date have adequately addressed the remaining material weakness and significant deficiency, and accordingly, neither remained at December 31, 2013. While we believe that the actions we have taken and will continue to take have addressed the previously identified weakness in internal control over financial reporting, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses or significant deficiencies in the future. Any failure to so identify and avoid could cause investors to lose confidence in our reported financial information, harm our business and negatively impact the trading price of our common stock.

We depend on our accounting services provider for assistance with the preparation of our financial statements, access to appropriate accounting technology and assistance with portfolio valuation.

Pursuant to our agreement with Stone Coast Fund Services LLC, or Stone Coast, Stone Coast provides a monthly calculation of our net asset value, maintains our general ledger and all related accounting records, reconciles all broker and custodial statements we routinely receive, provides us with monthly portfolio, cash and position reports, assists us with portfolio valuations, prepares draft quarterly financial statements for our review and provides us with access to data and technology services to facilitate the preparation of our annual financial statements. Our agreement with Stone Coast is terminable without cause upon 90 days notice by either party. If our agreement with Stone Coast were to be terminated and no suitable replacement can be timely engaged, we may not be able to timely and accurately prepare our financial statements.

Risks Related to Our Investing Strategy

We may not realize gains or income from our assets.

We seek to generate current income and capital appreciation for our stockholders. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value, and the securities that we acquire may experience defaults of interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset other losses that we experience.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in Agency RMBS, Non-Agency RMBS and other mortgage-related investments and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire Agency RMBS, Non-Agency RMBS and other mortgage-related investments at attractive prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in Agency and Non-Agency RMBS may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which we intend to invest.

Since 2007, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and significant adverse changes in economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency RMBS and other high-quality RMBS assets. As a result, values for RMBS assets, including some Agency RMBS and other AAA-rated RMBS assets, have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency and Non-Agency RMBS in which we intend to invest. Accordingly, our results of operations may be materially affected by conditions in the residential mortgage market, including MBS.

We invest in Agency and Non-Agency RMBS. We rely on our securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The securities we acquire will be classified for accounting purposes as available-for-sale. All assets classified as available-for-sale will be reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, a decline in fair values may reduce the book value of our assets. Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings. If market conditions result in a decline in the fair value of our assets, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be adversely affected.

A prolonged economic recession and further declining real estate values could impair our assets and harm our operations.

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Non- Agency RMBS in which we invest a part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on Non-Agency RMBS in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from Non-Agency RMBS in our portfolio, which could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

We expect that the assets that we acquire will not be publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage- related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential and commercial mortgage loans. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Changes in the underwriting standards by Freddie Mac or Fannie Mae could have an adverse impact on agency mortgage investments in which we may invest or make it more difficult to acquire attractive non-Agency mortgage investments.

In April 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines for ARMs and hybrid interest-only ARMs in particular. Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Our target assets include ARMs and hybrid ARMs. Tighter underwriting standards by Freddie Mac or Fannie Mae could reduce the supply of ARMs, resulting in a reduction in the availability of the asset class. More lenient underwriting standards could also substantially reduce the supply and attractiveness of investments in Non-Agency RMBS.

We will be subject to the risk that U.S. Government agencies and/or GSEs may not be able to fully satisfy their guarantees of Agency RMBS or that these guarantee obligations may be repudiated, which may adversely affect the value of our assets and our ability to sell or finance these securities.

The interest and principal payments we receive on the Agency RMBS in which we invest is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae securities in which we invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. Government. All the Agency RMBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

As conservator of Fannie Mae and Freddie Mac, the FHFA may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that Freddie Mac or Fannie Mae entered into prior to the FHFA’s appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. HERA requires the FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to the FHFA’s appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac’s mortgage-related securities, because the FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.

If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by the FHFA, payments of principal and/or interest to holders of Agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of borrowers’ late payments or failure to pay or a servicer’s failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae’s guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency RMBS. The FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If the FHFA were to transfer Freddie Mac or Fannie Mae’s guarantee obligations to another party, holders of Agency RMBS would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party.

Our investments in Non-Agency RMBS are generally subject to losses.

We acquire Non-Agency RMBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related Non-Agency RMBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We acquire RMBS collateralized by subprime mortgage loans, and we may acquire subprime mortgage loans, which are subject to increased risks.

Among other assets, we acquire RMBS backed by collateral pools of subprime mortgage loans, and we may acquire subprime mortgage loans, which are mortgage loans that have been originated using underwriting standards that are less conservative than those used in underwriting prime mortgage loans (mortgage loans that generally conform to GSE underwriting guidelines) and Alt-A mortgage loans (mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to GSE underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation). These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates, lower home prices and the general economic downturn, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that may be substantially higher than those experienced by mortgage loans underwritten in a more traditional manner. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In acquiring these assets, we endeavor to factor the risk of losses on the underlying mortgages into the purchase price of the asset. If we underestimate those losses the performance of RMBS backed by subprime mortgage loans and any subprime mortgage loans that we acquire could be adversely affected, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our portfolio of assets may be concentrated in terms of credit risk.

Although as a general policy we seek to acquire and hold a diverse portfolio of assets, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our asset portfolio may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Our portfolio may contain other concentrations of risk, and we may fail to identify, detect or hedge against those risks, resulting in large or unexpected losses. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Lack of diversification in the number of assets we acquire would increase our dependence on relatively few individual assets.

Our management objectives and policies do not place a limit on the size of the amount of capital used to support, or the exposure to (by any other measure), any individual asset or any group of assets with similar characteristics or risks. In addition, because we are a small company, we may be unable to sufficiently deploy capital into a number of assets or asset groups. As a result, our portfolio may be concentrated in a small number of assets or may be otherwise undiversified, increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these assets perform poorly.

Our Manager’s due diligence of potential investments may not reveal all of the potential liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.

Before making an investment, our Manager will assess the strengths and weaknesses of the originators, borrowers and the underlying property values, as well as other factors and characteristics that are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager will rely on resources available to it and, in some cases, an investigation by third parties. There can be no assurance that our Manager’s due diligence process will uncover all relevant facts or that any investment will be successful.

To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before acquiring certain assets, such as prime jumbo residential whole loans, Multi-Family MBS or other mortgage-related assets, we or our Manager may decide to conduct (either directly or using third parties) certain due diligence. Such due diligence may include (1) an assessment of the strengths and weaknesses of the asset’s credit profile, (2) a review of all or merely a subset of the documentation related to the asset, or (3) other reviews that we or our Manager may deem appropriate to conduct. There can be no assurance that we or our Manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our financial condition and results of operations.

Our senior management and our external managers will utilize analytical models and data in connection with the valuation of certain of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of certain of our target assets, such as Multi-Family MBS, our Manager must rely heavily on analytical models and information and data supplied by third parties. Models and data will be used to value potential target assets, potential credit risks and reserves and also in connection with hedging our acquisitions. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager may be induced to buy for us certain target assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Our investments may include subordinated tranches of RMBS, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of RMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

We intend to invest in Multi-Family MBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks.

We intend to purchase principal only Multi-Family MBS that represent the first loss tranche of a multi-family mortgage loan securitization. These first loss principal only securities are subject to the first risk of loss if any losses are realized on the underlying mortgage loans in the securitization. We also intend to purchase interest only securities issued by multi-family mortgage loan securitizations. However, these interest only Multi-Family MBS typically only receive payments of interest to the extent that there are funds available in the securitization to make the payments. Multi-Family MBS generally entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of multi-family mortgage loans. Consequently, first loss principal only Multi-Family MBS, will be adversely affected by payment defaults, delinquencies and losses on the underlying multi-family mortgage loans, each of which could have a material adverse effect on our cash flows and results of operations.

Investments in non-investment grade RMBS may be illiquid, may have a higher risk of default and may not produce current returns.

We may invest in RMBS that are non-investment grade or unrated, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”) or do not provide any rating for such RMBS. Non-investment grade RMBS bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with RMBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

Non-Agency MBS have more price sensitivity than Agency MBS which can cause greater fluctuations in our book value. In addition, we finance our non-Agency MBS with a limited number of repurchase agreement lenders. A withdrawal by one or more of these lenders could force us to sell our non-Agency MBS at potentially distressed prices which could impact our profitability. It could also cause other lenders to withdraw financing for our Agency MBS.

Non-Agency MBS historically have been more price sensitive than Agency MBS which limits the number of lenders willing to provide repurchase agreement financing for these securities. In a period of price volatility, we may be subject to margin calls which could adversely impact our liquidity. These margin calls could result from price changes in the non-Agency MBS or from higher margin requirements by the lender in order to provide additional collateral as a result of the price volatility. In addition, lenders may no longer offer financing of non-Agency MBS which could force us to sell some or all of these investments if we could not find replacement financing. In either instance we may be required to sell assets which could negatively impact our profitability. In an extreme situation, if we lost significant amounts of financing or if we received a significant amount of margin calls on our non-Agency MBS, other lenders may also seek to reduce their financing of our Agency MBS. In such a case we would likely have to sell additional investments to maintain our liquidity.

We invest in Multi-Family MBS which is secured by income producing properties. Such loans are typically made to single-asset entities, and the repayment of the loan is dependent principally on the net operating income from performance and value of the underlying property. The volatility of income performance results and property values may adversely affect our Multi-Family MBS.

Our Multi-Family MBS is secured by multi-family property and is subject to risks of delinquency, foreclosure, and loss. Commercial mortgage loans generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, and acts of God, terrorism, social unrest and civil disturbances.

Multi-family property values and net operating income derived from them are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property's owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

Declines in the borrowers' net operating income and/or declines in property values of collateral securing commercial mortgage loans could result in defaults on such loans, declines in our book value from reduced earnings and/or reductions to the market value of the investment.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings, Standard & Poor’s or other rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The mortgage loans underlying the Non-Agency RMBS that we acquire and the residential mortgage loans in which we may invest will be subject to defaults, foreclosure timeline extension, fraud and residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

Our investments in Non-Agency RMBS and residential mortgage loans will be subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	the potential for uninsured or under-insured property losses;

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and

•	acts of war or terrorism, including the consequences of terrorist attacks.

In the event of defaults on the residential mortgage loans in which we may invest or that underlie our investments in Non-Agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. In addition, our investments in Non-Agency RMBS will be backed by residential real property but, in contrast to Agency RMBS, their principal and interest will not be guaranteed by a U.S. Government agency or a GSE. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

The failure of servicers to effectively service the mortgage loans underlying the RMBS in our investment portfolio or any mortgage loans we own would materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Most securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. The failure of servicers to effectively service the mortgage loans underlying the RMBS in our investment portfolio or any mortgage loans we own could negatively impact the value of our investments and our performance. Servicer quality is of prime importance in the default performance of RMBS. Many servicers have gone out of business in recent years, requiring a transfer of servicing to another servicer. This transfer takes time and loans may become delinquent because of confusion or lack of attention. When servicing is transferred, servicing fees may increase, which may have an adverse effect on the credit support of RMBS held by us. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance funds, interest may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).

We may be affected by alleged or actual deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25.0 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

More recently, investigations and lawsuits by the Consumer Financial Protection Bureau and authorities in 49 states and the District of Columbia led to a settlement with the nation’s largest non-bank mortgage loan servicer, pursuant to which, among other things, such servicer agreed to provide $2 billion in principal reduction to underwater borrowers to settle claims relating to improper foreclosure and servicing practices.

In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions and other financial companies, including mortgage servicers. The Consumer Financial Protection Bureau has since promulgated additional rules to constrain foreclosures. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the Federal Deposit Insurance Corporation. It remains uncertain as to whether any of these measures will have a significant impact on the timing of foreclosures.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying the RMBS in which we invest, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, the Non-Agency RMBS we acquire. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the Non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25.0 billion settlement is intended to be a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains considerable uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS; as a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of the RMBS in which we invest.

While we believe that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive and time consuming for us to enforce our contractual rights. We continue to monitor and review the issues raised by the alleged improper foreclosure practices. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our investments may benefit from private mortgage insurance, but this insurance may not be sufficient to cover losses.

In certain instances, non-Agency mortgage loans may have private insurance. This insurance is often structured to absorb only a portion of the loss if a loan defaults and, as such, we may be exposed to losses on these loans in excess of the insured portion of the loans. The private mortgage insurance industry has been adversely affected by the housing market decline and this may limit an insurer’s ability to perform on its insurance. Lastly, rescission and denial of mortgage insurance has increased significantly, and this may affect our ability to collect on our insurance. If private mortgage insurers fail to remit insurance payments to us for insured portions of loans when losses are incurred and where applicable, whether due to breach of contract or to an insurer’s insolvency, we may experience a loss for the amount that was insured by such insurers, though we may maintain claims against the insurers.

We may experience a decline in the market value of our assets.

A decline in the market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be materially adversely affected.

Many of our investments will be recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.

We expect that the values of some of our investments may not be readily determinable. We will measure the fair value of these investments quarterly, in accordance with guidance set forth in the Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures . The fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, us or our board of directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our equity securities could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

In certain cases, our Manager’s determination of the fair value of our investments will include inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we may invest are often difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

Because we acquire fixed-rate securities, an increase in interest rates on our borrowings may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our assets. Any fixed-rate securities that we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with accounting rules, we will be required to reduce our book value by the amount of any decrease in the market value of our assets that are classified for accounting purposes as available-for-sale. Our entire investment portfolio is priced by independent pricing providers and by third- party brokers. If the fair value of a security is not available from a third- party pricing service or dealer, we will estimate the fair value of the security using a variety of models and analyses, taking into consideration aggregate characteristics including, but not limited to, type of collateral, index, margin, periodic interest rate caps, lifetime interest rate caps, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security is other-than- temporarily impaired, we would be required to reduce the value of such security on our balance sheet by recording an impairment charge in our income statement and our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts that we may borrow to purchase additional assets, which could restrict our ability to increase our net income.

An increase in interest rates may cause a decrease in the volume of certain of our assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of Agency RMBS, Non-Agency RMBS, Multi-Family MBS and other mortgage- related investments available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency RMBS, Non-Agency RMBS and other mortgage-related investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders may be materially adversely affected.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We invest in Agency and Non-Agency RMBS, Multi-Family MBS and other mortgage-related investments. In a normal yield curve environment, an investment in the fixed-rate component of such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with Agency RMBS, Non-Agency RMBS, Multi-Family MBS and other mortgage-related investments is the risk that both long-term and short- term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on any repurchase agreements we may enter into.

Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and our financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short- term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets.

Interest rate mismatches between our RMBS backed by ARMs or hybrid ARMs and our borrowings used to fund our purchases of these assets may cause us to suffer losses.

We may fund our RMBS with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of RMBS backed by ARMs or hybrid ARMs. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on RMBS backed by ARMs or hybrid ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

In most cases, the interest rate indices and repricing terms of RMBS backed by ARMs or hybrid ARMs and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss and adversely affect the level of our distributions to our stockholders and the market price of our equity securities.

In addition, RMBS backed by ARMs or hybrid ARMs will typically be subject to lifetime interest rate caps that limit the amount an interest rate can increase through the maturity of the RMBS. However, our borrowings under repurchase agreements typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of RMBS. This problem is magnified for RMBS backed by ARMs or hybrid ARMs that are not fully indexed. Further, some RMBS backed by ARMs or hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

Interest rate fluctuations may adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our success will depend on our ability to analyze the relationship changing interest rates may have on our financial position and results of operations in general and the impact such rate changes may have on critical elements underlying our target assets and borrowings. In particular,

•	Changes in interest rates may inversely affect the fair value of our target assets, which will consist of primarily Agency RMBS, Non-Agency RMBS, Multi-Family MBS, residential mortgage loans and other mortgage-related investments. When interest rates rise, the value of our fixed-rate target assets will generally decline, and when interest rates fall, the value of our fixed-rate target assets will generally increase.

•	Changes in interest rates may inversely affect prepayment speeds. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates has on these prepayments affects the price of our target assets, and the effect can be particularly pronounced with fixed-rate Agency RMBS.

•	Changes in interest rates may create mismatches between our target assets, which will consist primarily of Agency RMBS, Non-Agency RMBS, Multi-Family MBS, residential mortgage loans and other mortgage-related investments, and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should interest rates increase, interest rate caps on our hybrid ARMs and adjustable rate RMBS would limit the income stream on those investments while our borrowing would not be subject to similar restrictions.

In accordance with accounting rules, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of our securities that are classified for accounting purposes as available-for-sale. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, we will estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market sale transaction. If we determine that a security is other-than-temporarily impaired, we would be required to reduce the value of such security on our balance sheet by recording an impairment charge in our income statement, and our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to implement our investment strategy, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders. In addition, rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of RMBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives.

Changes in prepayment rates may adversely affect our profitability.

The RMBS assets we acquire are backed by pools of residential mortgage loans. We may also invest in residential mortgage loans. We receive payments, generally, from the payments that are made on these underlying residential mortgage loans. When borrowers prepay their residential mortgage loans at rates that are faster than expected, this results in prepayments that are faster than expected on the related RMBS. These faster than expected payments may adversely affect our profitability. In addition, a decrease in prepayment rates may adversely affect our results of operations. When borrowers prepay their residential mortgage loans at slower than expected rates, prepayments on the RMBS may be slower than expected. These slower than expected payments may adversely affect our profitability.

We purchase RMBS assets, and may purchase residential mortgage loans, that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we pay or may pay a premium to par value to acquire the asset. In accordance with accounting rules, we amortize this premium over the expected term of the asset based on our prepayment assumptions. If the asset is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

We may also purchase RMBS assets or residential mortgage loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the asset. In accordance with accounting rules, we will accrete this discount over the expected term of the asset based on our prepayment assumptions. If the asset is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the asset and result in a lower than expected yield on assets purchased at a discount to par.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers default on their residential mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. Prepayment rates also may be affected by conditions in the housing and financial markets, increasing defaults on residential mortgage loans, which could lead to an acceleration of the payment of the related principal, general economic conditions and the relative interest rates on fixed-rate mortgages and ARMs. While we will seek to manage prepayment risk, in selecting RMBS investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our portfolio.

Our success will depend on our ability to analyze the relationship of changing interest rates and prepayments of the mortgages that underlie our target assets. Changes in interest rates and prepayments will affect the market price of the target assets that we purchase and any target assets that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio. In conducting our analysis, we depend on industry- accepted assumptions with respect to the relationship between interest rates and prepayments under normal market conditions. If the dislocation in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to assess the market value of our portfolio would be significantly affected and could materially adversely affect our financial position and results of operations.

We are highly dependent on information systems and systems failures could significantly disrupt our operations, which may, in turn, negatively affect the market price of our equity securities and our ability to make distributions.

Our business is highly dependent on the communications and information systems of our Manager. Any failure or interruption of our Manager’s systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our equity securities and our ability to make distributions.

Rapid changes in the values of our residential mortgage loans and other real estate-related assets may make it more difficult for us to maintain our qualification as a REIT or exclusion from registration under the Investment Company Act.

If the market value or income potential of our residential mortgage loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of our investments. We may have to make investment decisions that we otherwise would not make absent our REIT and Investment Company Act considerations.

The downgrade of the U.S. Government’s or certain European countries’ credit ratings and any future downgrades of the U.S. Government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

On August 5, 2011, Standard & Poor’s downgraded the U.S. Government’s credit rating for the first time in history, and on October 15, 2013, Fitch Ratings placed the ratings of all outstanding U.S. sovereign debt securities on Rating Watch Negative. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, downgrades to the U.S. Government’s credit rating could impact the credit risk associated with our target assets and, therefore, decrease the value of the target assets in our portfolio. In addition, the downgrade of the U.S. Government’s credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has recently weighed heavily on the global banking system. Therefore, the recent downgrade of the U.S. Government’s credit rating and the credit ratings of certain European countries and any future downgrades of the U.S. Government’s credit rating or the credit ratings of certain European countries may materially adversely affect the value of our target assets and our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Risks Related to Financing and Hedging

Our strategy involves significant leverage, which may amplify losses; while we currently expect to incur approximately six to nine times leverage on our Agency RMBS, approximately one to two times leverage on our Legacy Non-Agency RMBS, approximately one to three times leverage on our New Issue Non-Agency RMBS, and approximately one to four times leverage on our Multi-Family MBS there is no specific limit on the amount of leverage that we may use.

We leverage our portfolio investments in our target assets principally through borrowings under repurchase agreements. We expect going forward our leverage (on both a GAAP and non-GAAP basis) will range between three and six times the amount of our stockholders’ equity. Additionally, we expect to borrow between six to nine times the amount of our stockholders’ equity in acquiring Agency RMBS, between one and two times when acquiring Legacy Non-Agency RMBS, between one to three times when acquiring New Issue Non-Agency RMBS and between one to four times when acquiring Multi-Family MBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility, which cannot be ruled out. We will incur this leverage by borrowing against a substantial portion of the market value of our assets. Our leverage, which is fundamental to our investment strategy, creates significant risks.

To the extent that we incur significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following, or other, reasons:

•	short-term interest rates increase;

•	the market value of our securities decreases;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.

Our return on our investments and cash available for distributions may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our equity securities. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. In addition, if the cost of our financing increases, we may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to satisfy our debt obligations. To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our qualification as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders.

We may incur significant additional debt in the future, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

Subject to market conditions and availability, we may incur significant additional debt in the future. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets. Our board of directors may establish and change our leverage policy at any time without stockholder approval. Incurring debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (1) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (3) the loss of some or all of our assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, investments, stockholder distributions or other purposes; and

•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms or at all.

There can be no assurance that our Manager will be able to prevent mismatches in the maturities of our assets and liabilities.

Because we employ financial leverage in funding our portfolio, mismatches in the maturities of our assets and liabilities can create risk in the need to continually renew or otherwise refinance our liabilities. Our net interest margins will be dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. Our Manager actively employs portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary systems and analytical methods developed internally. There can be no assurance that these tools and the other risk management techniques described above will protect us from asset/liability risks.

We may be subject to margin calls under our master repurchase agreements, which could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We enter into master repurchase agreements with various financial institutions and borrow under these master repurchase agreements to finance the acquisition of assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the subject assets may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell our assets, either directly or through a foreclosure, under adverse market conditions. Because of the significant leverage we have, we may incur substantial losses upon the threat or occurrence of a margin call.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate all of the outstanding repurchase transactions with us and can cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

If a counterparty to one of our swap agreements or TBAs defaults on its obligations, we may incur losses.

If a counterparty to one of the swap agreements or TBAs that we enter into defaults on its obligations under the agreement, we may not receive payments due under the agreement, and thus, we may lose any unrealized gain associated with the agreement. If any such swap agreement hedged a liability, such liability could cease to be hedged upon the default of a counterparty. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under a swap agreement if the counterparty becomes insolvent or files for bankruptcy.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments are traded may require us to post additional collateral against our hedging instruments. For example, in response to the U.S. approaching its debt ceiling without resolution and the federal government shutdown in October 2013, the Chicago Mercantile Exchange announced that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back shortly thereafter upon the news that Congress passed legislation to temporarily suspend the national debt ceiling, reopened the federal government, and provided a time period for broader negotiations concerning federal budgetary issues. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Our use of derivative instruments and repurchase agreements may expose us to counterparty risk.

We enter into transactions to mitigate interest rate risks associated with our business with counterparties that have a high-quality credit rating and with futures exchanges. If counterparties, or the exchange, cannot perform under the terms of our futures contracts, for example, we would not receive payments due under those contracts, and may lose any unrealized gain associated with such contracts, and the mitigated liability would cease to be mitigated by such contracts. We may also be at risk for any collateral we have pledged to secure our obligations under a futures contract if the counterparty became insolvent or filed for bankruptcy. Similarly, if an interest rate cap agreement counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would offset our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement. Our derivative instrument agreements require our counterparties to post collateral in certain events, generally related to their credit condition, to provide us some protection against their potential failure to perform. We, in turn, are subject to similar requirements. In addition, we enter into repurchase agreements to finance our target assets with certain counterparties. A failure or insolvency of any of these counterparties under such agreements could result in a loss of our collateral pledged to the counterparty or a loss of the securities that have not yet been repurchased from such counterparty, which, in either case, could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Failure to procure adequate repurchase agreement financing, which generally have short terms, and warehouse facilities or to renew or replace such financing as it matures, would adversely affect our results of operations.

We use repurchase agreement financing as a strategy to increase the return on our investment portfolio. In addition, we have entered into negotiations with several potential providers of the warehouse financing necessary to accumulate residential whole loans. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make repurchase agreement financing available to us at acceptable rates;

•	certain of our lenders exit the repurchase market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.

We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us on terms that are acceptable to us. In recent years, investors and financial institutions that lend in the securities repurchase market and the warehouse market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS and mortgage market. These market disruptions have been pronounced in the Non-Agency RMBS market and loan market, and the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms, or at all, or maintain our compliance with terms of any financing arrangements then in place. Additionally, the lenders from which we may seek to obtain repurchase agreement financing may have owned or financed RMBS that have declined in value and caused the lender to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our equity securities and our ability to make distributions, and you may lose part or all of your investment.

While the overall financing environment has remained relatively stable over the last 12 months, further credit losses or mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties may occur. This would result in a fewer number of potential repurchase agreement counterparties operating in the market and could potentially impact the pricing and availability of financing for our business.

Furthermore, because we intend to rely primarily on short-term borrowings, our ability to achieve our investment objective will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

The repurchase agreement financing may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We use repurchase agreements to finance acquisitions of Agency and Non-Agency RMBS. If the market value of the asset pledged or sold by us to a financing institution pursuant to a repurchase agreement declines, we may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations and employ leverage beyond certain amounts.

Our inability to meet certain financial covenants related to our repurchase agreements could adversely affect our business, financial condition and results.

In connection with certain of our repurchase agreements, we are required to maintain certain financial covenants with respect to our net worth, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders equity on the last day of the preceding eight fiscal quarters. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with our financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the repurchase facility and acceleration of all amounts owing under the repurchase facility and gives the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the repurchase facility and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.

Our rights under repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our counterparties under the repurchase agreements.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under Title 11 of the United States Code, as amended, or the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

An increase in our borrowing costs relative to the interest that we receive on investments in Agency and Non-Agency RMBS may adversely affect our profitability and cash available for distribution to our stockholders.

As our financings mature, we will be required either to enter into new borrowings or to sell certain of our investments. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

We enter into hedging transactions that expose us to contingent liabilities in the future, which may adversely affect our financial results or cash available for distribution to stockholders.

We engage in hedging transactions intended to hedge various risks to our portfolio, including the exposure to adverse changes in interest rates. Our hedging activity varies in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other changing market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of volatile or rapidly changing interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from certain hedging transactions is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty may default on its obligation to pay.

Subject to maintaining our qualification as a REIT, there are no current limitations on the hedging transactions that we may undertake. However, our Manager’s reliance on the CFTC’s December 7, 2012 no action letter relieving CPOs of mortgage REITs from the obligation to register with the CFTC as CPOs depends on the satisfaction of several conditions, including that we maintain our qualification as a REIT and that we comply with additional limitations on our hedging activity. Therefore, our and our Manager’s reliance on this no action letter places additional restrictions on our hedging activity. Our hedging transactions could require us to fund large cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event or a demand by a counterparty that we make increased margin payments). Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely affect our financial condition. Further, hedging transactions, which are intended to limit losses, may actually result in losses, which would adversely affect our earnings and could in turn reduce cash available for distribution to stockholders.

Hedging instruments involve various kinds of risk because they are not always traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. The CFTC is in the process of proposing rules under the Dodd-Frank Act that may make our hedging more difficult or increase our costs. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although we generally seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders, and such transactions may fail to protect us from the losses that they were designed to offset.

Subject to maintaining our qualification as a REIT, we will employ techniques that limit the adverse effects of rising interest rates on a portion of our short-term repurchase agreements and on a portion of the value of our assets. In general, our interest rate risk mitigation strategy will depend on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our portfolio or the market. Our interest rate risk mitigation activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual interest rate risk mitigation decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated strategy. These techniques may include purchasing or selling futures contracts, entering into interest rate swap, interest rate cap or interest rate floor agreements, swaptions, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements.

Because a mortgage borrower typically has no restrictions on when a loan may be paid off either partially or in full, there are no perfect interest rate risk mitigation strategies, and interest rate risk mitigation may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our portfolio or may fail to recognize a risk entirely leaving us exposed to losses without the benefit of any offsetting interest rate mitigation activities. The derivative instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of interest rate risk mitigation transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, interest rate risk mitigation activities could result in losses if the event against which we mitigate does not occur.

Our results may experience greater fluctuations by not electing hedge accounting treatment on the derivatives that we enter into.

We have elected to not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, for our current derivative instruments. The economics of our derivative hedging transactions are not affected by this election; however, our GAAP earnings may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of certain interest rate swap agreements or for the accounting of the underlying hedged assets or liabilities in our financial statements, if it does not necessarily match the accounting used for interest rate swap agreements.

Our future adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Fair value option accounting requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary be reflected through our consolidated earnings. As we acquire subordinate Non-Agency RMBS and Multi-Family MBS assets in the future that are similar in structure and form to the K-Series’ assets or we securitize investment securities or prime jumbo residential whole loans owned by us, we may be required to consolidate the assets and liabilities of the issuing or securitization trust and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our equity securities.

Our Manager has limited experience acquiring mortgage loans and Multi-Family MBS, and has not previously completed a securitization transaction.

Our plans to acquire and securitize residential mortgage loans and to acquire Multi-Family MBS are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, delinquency and default risks and risks related to hedging strategies. However, our Manager has limited experience in acquiring mortgage loans in the secondary market and has not previously completed a securitization transaction. These are new business activities for us, and there can be no assurance that we will be able to implement our residential mortgage loan and Multi-Family strategies successfully, or at all.

If we acquire and subsequently re-sell any mortgage loans, we may be required to repurchase such loans or indemnify investors if we breach certain representations and warranties.

If we acquire and subsequently re-sell any mortgage loans, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Residential mortgage loan sale agreements and the terms of any securitizations into which we may sell or deposit loans will generally require us to repurchase or substitute loans in the event that we breach a representation or warranty given to the loan purchaser or the securitization trust. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of an early payment default by a borrower. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to make distributions.

Securitizations would expose us to additional risks.

In the most likely securitization structure, we would convey a pool of mortgage loan assets to a special purpose vehicle, the issuing entity, and the issuing entity would issue one or more classes of non-recourse notes or pass through certificates pursuant to the terms of an indenture or a pooling and servicing agreement. The notes or certificates would be secured by the pool of mortgage loan assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds of the sale of notes or certificates and a 100% interest in the equity of the issuing entity. The securitization of our target assets might magnify our exposure to losses on those target assets because any equity interest we retain in the issuing entity would be subordinate to the more senior notes or certificates issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes or the certificates experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to securitize certain of our target assets could hurt our performance and our ability to grow our business.

Risks Associated with Our Relationship with Our Manager

Our board of directors has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager.

Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews and updates our investment guidelines and also reviews our investment portfolio but does not review or approve specific investments. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of Agency RMBS, Non-Agency RMBS or other investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially adversely affect our business operations and results. In addition, our Manager may invest in any investment on our behalf without restriction as to the dollar amount of such investment and without prior approval of our board of directors. Our Manager will generally be permitted to invest our assets in its discretion, provided that such investments comply with our investment guidelines. Our Manager’s failure to generate attractive risk-adjusted returns on an investment which represents a significant dollar amount would materially and adversely affect us. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

There are conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with our Manager. All of our officers are officers of our Manager. Our management agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm’s length with an unaffiliated third-party.

We have agreed to pay our Manager a management fee that is not tied to our performance. The management fee may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us. This could hurt both our ability to make distributions to our stockholders and the market price of our equity securities. Furthermore, the compensation payable to our Manager will increase as a result of future issuances of our equity securities, including issuances upon exercise of the warrants, even if the issuances are dilutive to existing stockholders.

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. All of our officers are officers of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager will evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and professionals. The initial term of our management agreement with our Manager only extends until May 16, 2014, with automatic one-year renewals thereafter. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third-party and may be costly and difficult to terminate, including for our Manager’s poor performance.

Our officers are officers of our Manager. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party.

Termination of the management agreement with our Manager without cause, including for our Manager’s poor performance, is difficult and costly. Prior to the completion of the initial two-year term, the agreement with our Manager may not be terminated for poor performance (unless such performance amounts to a material breach of the management agreement). While our independent directors will review our Manager’s performance and any fees payable to our Manager annually, the management agreement may only be terminated without cause, including for our Manager’s poor performance, after completion of the initial two-year term. After the initial two-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) our determination that any fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We will provide our Manager 180 days prior notice of any such termination. Unless terminated for cause, we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. This provision increases the effective cost to us of electing not to renew, or defaulting in our obligations under, the management agreement, thereby adversely affecting our inclination to end our relationship with our Manager, even if we believe our Manager’s performance is not satisfactory.

Our Manager is only contractually committed to serve us until May 16, 2014. Thereafter, the management agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Our Manager’s liability will be limited under the management agreement and we agreed to indemnify our Manager and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us, although our officers who are also employees of our Manager will have a fiduciary duty to us under the Maryland General Corporation Law, or the MGCL, as our officers. Under the terms of the management agreement, our Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, our directors, our stockholders or any partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Our Manager’s management fee is payable regardless of our performance.

We pay our Manager a management fee regardless of the performance of our portfolio. Our Manager’s entitlement to non-performance-based compensation might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our equity securities.

Our Manager will be subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

Our Manager is an investment adviser registered with the SEC and is subject to regulation by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. Government and regulators to consider increasing the rules and regulations governing, and oversight of, the U.S. financial system. This activity is expected to result in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability or sanction, including revocation (after it has registered) or denial of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may vary substantially.

Our common stock is listed on the NYSE under the symbol “OAKS.” Stock markets, including the NYSE, have experienced significant price and volume fluctuations over the past several years. As a result, the market price of our common stock has been and is likely to continue to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock.

Some of the factors that negatively affect the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s key personnel;

•	actions by our stockholders; and

•	speculation in the press or investment community.

Market factors unrelated to our performance could negatively impact the market price of our common stock, and broad market fluctuations could also negatively impact the market price of our common stock.

Market factors unrelated to our performance could negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher distributions or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

The performance of our common stock will correlate to the performance of our REIT investments, which may be speculative and aggressive compared to other types of investments.

The investments we make in accordance with our investment objectives may result in a greater amount of risk as compared to alternative investment options, including relatively higher risk of volatility or loss of principal. Our investments may be speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of the trading price of our common stock relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to affect adversely the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and make distributions to our stockholders.

We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future.

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend to holders of our common stock prior to September 15th of the following year, to achieve this result. On December 30, 2013, we announced that our board of directors declared monthly cash dividend rates for the first quarter of 2014 of $0.125 per share of common stock for the months of January, February and March.

Even though our board of directors has declared these dividends, we have not established a minimum distribution payment level and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to make distributions to our common stockholders in the future. In addition, some of our distributions to our common stockholders may include a return of capital.

Future offerings of debt or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future that rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. Furthermore, the compensation payable to our Manager will increase as a result of future issuances of our equity securities even if the issuances are dilutive to existing stockholders.

The dilutive effect of future issuances of our common stock could have an adverse effect on the future market price of our common stock or otherwise adversely affect the interests of our common stockholders.

The warrants issued to XL Investments on September 29, 2012 entitle XL Investments to purchase an aggregate of 3,125,000 shares of our common stock, have an initial exercise price equal to 105% of the $15.00 IPO price per share of our common stock (subject to adjustment and limitation on exercise in certain circumstances), became exercisable on July 25, 2013 (120 days following the closing of our IPO) and are exercisable for seven years after the date of the warrants’ issuance. The exercise of the warrants in the future would be dilutive to holders of our common stock if our book value per share or the market price of our common stock is higher than the exercise price at the time of exercise. The potential for dilution from the warrants could have an adverse effect on the future market price of our common stock.

Risks Related to Our Organization and Structure

Maintenance of our exclusion from the Investment Company Act will impose limits on our business.

We conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the Investment Company Act are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and at least 80% of our assets in qualifying real estate interests plus “real estate-related assets.” In satisfying this 55% requirement, based on SEC staff guidance, we may treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. Neither the SEC nor its staff has issued guidance with respect to whole pool Non-Agency RMBS. Accordingly, based on our own judgment and analysis of the SEC staff’s guidance with respect to whole pool Agency RMBS, we may also treat Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. We currently intend to treat partial pool Agency and Non-Agency RMBS as real estate-related assets. We will treat any interest rate swaps or other derivative hedging transactions we enter into as miscellaneous assets that will not exceed 20% of our total assets. We expect to rely on guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. As a result of the foregoing restrictions, we will be limited in our ability to make or dispose of certain investments. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we will monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through majority owned subsidiaries, such business will be conducted in such a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act, because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We intend to monitor our portfolio periodically to insure compliance with the 40% test, to the extent we have made such election. In such case, we would be a holding company which conducts business exclusively through majority owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

The mortgage-related investments that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If the SEC or its staff determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exclusions or changes its interpretation of the above exclusions, we could be required to restructure our activities or sell certain of our assets.

Loss of our exclusion from regulation pursuant to the Investment Company Act would adversely affect us.

On August 31, 2011, the SEC issued a concept release requesting comments to a number of matters relating to the Section 3(c)(5)(C) exclusion from the Investment Company Act, including the nature of assets that qualify for purposes of the exclusion and whether mortgage-related REIT’s should be regulated as investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance and interpretations from the SEC or its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. As a result of this release, the SEC or its staff may issue new interpretations of the Section 3(c)(5)(C) exclusion causing us to change the way we conduct our business, including changes that may adversely affect our ability to achieve our investment objective. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exemption or exclusion from regulation under the Investment Company Act.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to maintain our REIT qualification for each taxable year after 2012, during the last half of any taxable year no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT and subject to certain exceptions, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our equity securities. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our equity securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has granted XL Investments an exemption from the 9.8% ownership limitation. As of March 1, 2014, XL Investments owns 31.1% of our common stock (or 29.8% if the underwriters exercise in full their option to purchase additional shares) and 47.0% and 45.5%, respectively, after also giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO).

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of our company.

Certain provisions of the MGCL may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium price for holders of our equity securities or otherwise be in their best interests.

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any member of the XL group of companies, the parent of which is XL Group plc. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations with the XL group of companies. As a result, the members of the XL group of companies may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. However, our board of directors may repeal or modify this exemption at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and the XL group of companies. In addition, pursuant to the statute, our board of directors has by resolution irrevocably exempted the issuance of shares of common stock to any member of the XL group of companies in connection with the exercise of the warrants issued to XL Investments on September 29, 2012 by any member of the XL group of companies.

The “control share” provisions of the MGCL provide that holders of “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our equity securities or otherwise be in our stockholders’ best interests. Upon the completion of our IPO, we became subject to some of these provisions, either by provisions of our charter and bylaws unrelated to Subtitle 8 or by reason of an election in our charter to be subject to certain provisions of Subtitle 8.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our common stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•	increase or decrease the aggregate number of shares of stock that we have the authority to issue; and

•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue;

•	our liquidation and dissolution; and

•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for stockholders to effect changes in management.

Our charter provides that, subject to the rights of any series of preferred stock, a director may be removed only by the affirmative vote of at least two-thirds of all the votes entitled to be cast generally in the election of directors. Our charter and bylaws provide that vacancies generally may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change management by removing and replacing directors and may prevent a change in control that is in the best interests of stockholders.

Our rights and stockholders’ rights to take action against directors and officers are limited, which could limit recourse in the event of actions not in the best interests of stockholders.

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee of another corporation, REIT, partnership, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. As part of these indemnification obligations, we may be obligated to fund the defense costs incurred by our directors and officers.

We also are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our Manager and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

We may make distributions of offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our operations.

We may make distributions of offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our operations. Such distributions would reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results. In addition, funding our distributions from our net proceeds may constitute a return of capital to our investors, which would have the effect of reducing each stockholder’s basis in its shares of equity securities.

Because of its significant ownership of our common stock, XL Investments will have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

XL Investments holds a significant interest in our outstanding common stock. As of March 1, 2014, XL Investments owns 31.1% of our common stock (or 29.8% if the underwriters exercise in full their option to purchase additional shares) and 47.0% and 45.5%, respectively, after also giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO). As a result, XL Investments potentially has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. We have agreed with XL Investments that, for so long as XL Investments and any other of the XL group of companies collectively beneficially owns at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board meetings, but such observer will have no right to vote at any board meeting. Furthermore, as of March 1, 2014, XL Global, an affiliate of XL Investments, owns an additional 8,175 shares of our common stock and has a 34.6% equity interest in our Manager and representatives of XL Global are members of the management committee of our Manager. The investment management professionals of our Manager are solely responsible for all decisions involving the acquisition, disposition, financing and hedging of our target assets. None of the XL group of companies nor any of their officers, directors or employees participate in these decisions.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make it more difficult for you to evaluate an investment in our company and may make our equity securities less attractive to investors.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to December 31, 2018, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation. We cannot predict if investors will find our equity securities less attractive if we choose to rely on these exemptions. If some investors find our equity securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our equity securities and the stock price of our equity securities may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards are required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we have provided to you in this Annual Report on Form 10-K, which may have an adverse effect on the trading price of our equity securities.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (3) has filed at least one Annual Report on Form 10-K pursuant to the Exchange Act.

Under this definition, we will be an “emerging growth company” and could remain an emerging growth company until as late as December 31, 2018.

As a result, this Annual Report on Form 10-K includes less information about us than would otherwise be required if we were not an “emerging growth company,” which may make it more difficult for you to evaluate an investment in our company. Likewise, although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and reporting requirements applicable to reports and proxy statements that we file with the SEC in the future, which will be available to us so long as we qualify as an “emerging growth company,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. So long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our equity securities may be adversely affected.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. These reporting and other obligations, may place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, expand or outsource our internal audit function and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We have limited experience in making critical accounting estimates, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to (1) determining the fair value of investment securities and (2) assessing the adequacy of the allowance for loan losses. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and our ability to make distributions to our stockholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Tax Risks

If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and comply with the provisions of the Internal Revenue Code with respect thereto. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to maintain our REIT qualification in any taxable year, and not to qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our equity securities. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders (as defined below) that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Thus, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity securities.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our “REIT taxable income,” determined without regard to the deduction for dividends paid and excluding net capital gain, in order for U.S. federal-income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our “REIT taxable income,” we will be subject to U.S. federal income tax on our undistributed-taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, differences in timing between our recognition of taxable income and our actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to certain limits) cash or use cash reserves, in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid the U.S. federal income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our equity securities.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities and may require us to dispose of our target assets sooner than originally anticipated.

To maintain our qualification as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and securities. The remainder of our investments (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

In addition to the asset tests set forth above, to maintain our REIT qualification we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may continue to acquire mortgage-backed securities in the secondary market for less than their face amount. In addition, as a result of our ownership of certain mortgage-backed securities, we may be treated for tax purposes as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, as a result of our ownership of certain mortgage-backed securities, we may be treated for tax purposes as holding distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable U.S. Treasury Department regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

Moreover, some of the mortgage-backed securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that mortgage-backed securities or any debt instruments we are treated for tax purposes as holding as a result of our investments in mortgage-backed securities are delinquent as to mandatory principal and interest payments, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Certain apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

The Internal Revenue Code provides that a regular or a residual interest in a real estate mortgage investment conduit, or REMIC, is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the recently expanded Agency RMBS-backed HARP loan program in which we may invest, the IRS recently issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then the REIT may treat 80% of the interest in the REMIC as a real estate asset for the purpose of the REIT income and asset tests. Although the portion of the income from such a REMIC interest that does not qualify for purposes of the REIT 75% gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset and the income therefrom generally would not qualify for purposes of the 75% REIT gross income test, which could adversely affect our ability to satisfy the REIT income and asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to maintain our REIT qualification.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes, resulting in “excess inclusion income.” As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt U.S. stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company, or RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to maintain our REIT qualification, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Our ability to invest in and dispose of “to be announced” securities could be limited by our election to be subject to tax as a REIT.

We purchase agency mortgage investments through TBAs and may recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, and we would not treat these items as qualifying assets or income (as the case may be) unless we receive a reasoned, written opinion (within the meaning of applicable U.S. Treasury Department regulations) of our counsel that such items should be treated as qualifying assets or income. Consequently, our ability to enter into dollar roll transactions and other dispositions of TBAs could be limited. Moreover, even if we were to receive the opinion of counsel described above, it is possible that the IRS could assert that such assets or income are not qualifying assets or income, which could cause us to fail the 75% asset test or the 75% gross income test.

The failure of securities subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to maintain our REIT qualification.

We enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our securities to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the securities sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the securities that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the securities to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the securities during the term of the sale and repurchase agreement, in which case we could fail to maintain our REIT qualification.

Liquidation of our assets may jeopardize our REIT qualification.

To maintain our qualification as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and liabilities. Under these provisions, any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, if certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the REIT gross income tests.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to maintain our REIT qualification depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will maintain our qualification for any particular year.

We may incur a significant tax liability as a result of selling assets that might be subject to the prohibited transactions tax if sold directly by us.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that certain loans that we are treating as owning for U.S. federal income tax purposes and property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although we expect to avoid the prohibited transactions tax by contributing those assets to one of our TRSs and conducting the marketing and sale of those assets through that TRS, no assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of shares of our equity securities.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Distributions to tax-exempt investors may be classified as unrelated business taxable income, or UBTI, as defined under Section 512(a) of the Internal Revenue Code.

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including: (1) part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as UBTI if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI; (2) part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute UBTI if the investor incurs debt in order to acquire the stock; (3) part or all of the income or gain recognized with respect to our stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Internal Revenue Code may be treated as UBTI; and (4) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as UBTI.

Your investment has various U.S. federal income tax risks.

Although the provisions of the Internal Revenue Code generally relevant to an investment in shares of our stock are described in “U.S. Federal Income Tax Considerations,” we urge you to consult your tax advisor concerning the effects of U.S. federal, state, local and foreign tax laws to you with regard to an investment in shares of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties. We maintain our corporate headquarters at 540 Madison Avenue, 19th Floor, New York, NY 10022 in office space furnished to us by our Manager. We reimburse our Manager under the management agreement between us for lease and other related expenses incurred in furnishing us with our offices. We believe that our property is maintained in good condition and is suitable and adequate for our purposes.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not party to any litigation or legal proceeding or, to the best of our knowledge, any threatened litigation or legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “OAKS.” The following table sets forth, for the periods indicated during the calendar year 2013, the high and low sale price of our common stock as reported on the NYSE:

	High	Low
Fourth Quarter	$13.75	$9.25
Third Quarter	$13.55	$9.76
Second Quarter	$15.71	$11.11
First Quarter from March 22, 2013 through March 31, 2013(1)	$14.75	$14.35
__________________________

(1)   Our common stock commenced trading on the NYSE on March 22, 2013.

Holders

At December 31, 2013, there were 7,389,250 shares of our common stock outstanding. As of March 1, 2014 there were 7 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held through brokerage firms.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. We have paid full cumulative dividends on our preferred stock on a monthly basis since it was issued in December 2013.

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to declare on a quarterly basis and pay monthly dividends, and intend to distribute to our stockholders as dividends at least 90% of our REIT taxable income. We have not established a minimum distribution level for our common stock. See Item 1A, “Risk Factors,” and Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2014 and thereafter.

The following table presents cash dividends declared on our common stock from March 22, 2013 through December 31, 2013:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
April 12, 2013	$0.13	April 22, 2013	April 29, 2013
April 12, 2013	$0.16	May 15, 2013	May 30, 2013
April 12, 2013	$0.16	June 14, 2013	June 27, 2013
June 17, 2013	$0.16	July 15, 2013	July 30, 2013
June 17, 2013	$0.16	August 15, 2013	August 29, 2013
June 17, 2013	$0.16	September 16, 2013	September 27, 2013
September 25, 2013	$0.125	October 15, 2013	October 30, 2013
September 25, 2013	$0.125	November 15, 2013	November 27, 2013
September 25, 2013	$0.125	December 16, 2013	December 30, 2013
December 30, 2013	$0.125	January 15, 2014	January 30, 2014
December 30, 2013	$0.125	February 14, 2014	February 27, 2014
December 30, 2013	$0.125	March 17, 2014	March 28, 2014

Securities Authorized for Issuance under Equity Compensation Plan

The Five Oaks Investment Corp. Manager Equity Plan., or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan).

The following information is with respect to our Manager Equity Plan as of December 31, 2013.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	the first column)

Equity compensation plans approved by security holders	—	—	281,437
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	281,437

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of December 31, 2013, we did not have in place a share repurchase program and accordingly we did not repurchase any of our shares during the year ended December 31, 2013.

Performance Graph

The following line graph sets forth, for the period from March 22, 2013 through December 31, 2013, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the Standard and Poor's 500 Stock Index, or the S&P 500, and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the NAREIT Mortgage REIT Index. The graph assumes that the value of the investment in our common stock and each of the indices were $100 as of March 22, 2013.

The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

This information is derived from sources which management believes to be reliable. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	December 31, 2013		December 31, 2012
Available-for-sale securities, at fair value (includes pledged securities of $444,984,955 and $66,337,080 for December 31, 2013 and December 31, 2012, respectively)	$444,984,955		$81,027,998
Linked Transactions, net, at fair value	33,352,562		8,612,753
Cash and cash equivalents	33,062,931		3,608,759
Other assets	16,800,957	(1)	3,799,612

Total assets	$528,201,405		$97,049,122

Repurchase agreements	412,172,000		63,423,000
Other liabilities	2,104,043		1,357,402
Total stockholders' equity (deficit)	113,925,362		32,268,720

Total liabilities and stockholders' equity (deficit)	$528,201,405		$97,049,122

(1)	Includes $13,343,173 in restricted cash; restricted cash represents our cash held by counterparties as collateral against our securities, derivatives and/or repurchase agreements.

Statement of Operations Data

		Period from
		May 16, 2012
		(Commencement
		of Operations)
	Twelve Months Ended	to December 31,
$ in thousands, except per share data	December 31, 2013(1)	2012
Interest income	$18,917	$1,684
Interest expense	(4,737)	(267)

Net interest income	14,180	1,417
Other income (loss)	(6,052)	4,350
Total expenses	4,902	948
Net income (loss)	3,226	4,819
Net income (loss) attributable to common stockholders	$3,182	$4,819
Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$3,182	$4,819
Dividends declared on common stock	(10,083)	(1,162)
Weighted average number of shares of common stock outstanding:	6,132,702	1,656,250
Basic and diluted income (loss) per share	$0.52	$2.91

(1)	We completed our IPO and Concurrent Private Placement in March 2013 and, after the investment of the net proceeds of these transactions, our portfolio holdings were substantially larger than they had been throughout the 2012 period (approximately seven months). Consequently, comparisons of the financial information for the 2012 period and the twelve months ended December 31, 2013 are more materially limited than financial information which is presented as of the close of each period, such as portfolio allocations, or which represents an average, such as portfolio yields.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our current expectations, estimates, forecast and projections.

Overview

We are a Maryland corporation focused on investing in, financing and managing a leveraged portfolio of mortgage-backed securities, including non-Agency and Agency residential mortgage-backed securities, or RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage-related investments, which we collectively refer to as our target assets.

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

2013 Highlights

•	We completed our IPO and a concurrent private placement of 1,666,667 shares of our common stock to XL Investments achieving net proceeds to us of approximately $84.0 million.

•	We raised additional equity capital through our Series A Preferred Offering, resulting in additional net proceeds to us of approximately $18.1 million.

•	We transitioned the investment portfolio from a high concentration on 30-year fixed-rate Agency RMBS immediately following our IPO to an increased concentration on Non-Agency RMBS credit risk and shorter duration hybrid-ARMs within the Agency RMBS portfolio. As a result, GAAP leverage declined from 7.9 times as of March 31, 2013 to 3.6 times as of December 31, 2013.

•	Our external manager, Oak Circle Capital Partners, LLC, or our Manager, hired David Akre to lead our effort into the aggregation and securitization of prime jumbo residential mortgage loans, seeking to take advantage of his lengthy prior experience in this sector, and established Five Oaks Acquisition Corp., or FOAC, as a taxable REIT subsidiary, or TRS, to acquire prime jumbo residential mortgage loans and the mortgage loan servicing rights, or MSRs, with respect to such loans.

•	We received an invitation to bid on subordinated mortgage-backed securities, or MBS, investments in multi-family securitizations sponsored by Freddie Mac, known as the K-Series.

Subsequent Developments

•	In January 2014, the underwriters of our Series A Preferred Offering exercised their option to purchase an additional 120,000 shares of Series A Preferred Stock, resulting in total net proceeds of $2.8 million.

•	On February 24, 2014, we completed a public offering of 3,000,000 shares of common stock, resulting in net proceeds to us of approximately $32.0 million. On March 7, 2014, the underwriters purchased an additional 300,000 shares of common stock, resulting in additional net proceeds of $3.1 million, for total net proceeds of $35.1 million.

•	On February 25, 2014, FOAC entered into a Master Repurchase Agreement by and among Credit Suisse First Boston Mortgage Capital LLC, as buyer, FOAC, as seller, and the Company, as guarantor, for the purpose of financing the acquisition of prime jumbo residential mortgage loans and other approved mortgage loans, in furtherance of the Company’s previously announced strategy to aggregate and securitize such loans. The Repurchase Agreement provides for a 364-day facility term with an aggregate maximum capacity of $125,000,000 which is scheduled to mature on February 24, 2015 unless extended pursuant to its terms.

Recently Formed Taxable REIT Subsidiary

On June 10, 2013, we established FOAC in furtherance of our strategy to increase the range of our investments in mortgage-related assets other than RMBS. FOAC is a Taxable REIT Subsidiary, or TRS, whose purposes will include the acquisition and disposition of residential mortgage loans and MSRs with respect to such loans. FOAC does not intend to originate the loans and does not intend to participate in the credit or underwriting decisions prior to loan origination, but does intend to accumulate the loans for subsequent securitization. FOAC has obtained authorizations from substantially all of the 32 states that currently impose restrictions on buying, selling or owning residential mortgage loans, or owning the servicing rights with respect to residential mortgage loans. We believe that FOAC now has sufficient licenses to commence its operations, although it may continue to pursue authorizations in additional states

Factors Impacting Our Operating Results

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

 Market conditions.    Due to the significant repricing of real estate assets and the continuing uncertainty in the direction of the real estate markets, we believe a void in the debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the residential real estate market have resulted or will result in an “over-correction” in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void.

Although we believe that mortgage-related assets continue to offer potentially attractive investment opportunities for us, the increase in fixed income and mortgage market volatility during 2013 has impacted our Manager’s views of risk and return, and increased the potential variability of our operating results. On June 19, 2013, the U.S. Federal Reserve reaffirmed its commitment to QE3, including a continuation of exceptionally low levels for the federal funds rate for so long as unemployment remains above 6.5% and inflation remains at or below 2.5%, as well as the continued purchase of Agency RMBS at a pace of $40 billion per month, and longer-term Treasury securities at a pace of $45 billion per month. However, in a press conference on the same day, Federal Reserve Chairman Ben Bernanke indicated that economic growth appeared strong enough to contemplate reducing the pace of purchases during the second half of 2013, and ending purchases around the middle of 2014, providing subsequent economic data was broadly consistent with Federal Reserve expectations. This discussion of so-called “tapering” triggered significant increases in the level and the volatility of long-term interest rates. Having closed the first quarter at 1.85%, the 10-year Treasury yield dropped below 1.7% in early May 2013, before rising almost 70% to over 2.7% by early July. Rates remained volatile in the third quarter, with the 10-year yield touching 3.01% before dropping again to end the third quarter at 2.61%. On December 18, 2013, the U.S. Federal Reserve announced that in light of improved economic conditions, starting in January 2014, it would reduce its monthly purchases of Agency RMBS and longer-term Treasury securities to $35 billion and $40 billion, respectively. On January 29, 2014, the Federal Reserve announced that it would further reduce its monthly purchases of Agency RMBS and Treasury securities to $30 billion and $35 billion, respectively. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change. In light of the recent increase in market volatility, such adjustments may be more frequent than they have been in the past.

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

Prepayment speeds: Prepayment speeds, as reflected by the CPR, vary according to interest rates, the type of residential mortgage loan, conditions in financial markets and housing markets, availability of residential mortgages, borrowers' credit profiles, competition and other factors, none of which can be predicted with any certainty. CPR, expressed as a percentage over a pool of residential mortgages, is the rate at which principal is expected to prepay in the given year (usually the next one). For example, if a certain residential mortgage loan pool has a CPR of 9%, then 9% of the existing pool principal outstanding is expected to prepay over the next year. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their residential mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, however, prepayment speeds tend to increase. When house price appreciation is positive, prepayment rates may increase, and when house prices depreciate in value, prepayment rates may decline. For RMBS purchased at a premium, as prepayment speeds increase, the amount of income we will earn on these investments will be less than expected because the purchase premium we will pay for the bonds amortizes faster than expected. Conversely, decreases in prepayment speeds result in income greater than expected and can extend the period over which we amortize the purchase premium. For RMBS purchased at a discount, as prepayment speeds increase, the amount of income we will earn will be greater than expected because of the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in income less than expected and can extend the period over which we accrete the purchase discount into interest income.

Changes in market value of our assets. It is our business strategy to hold our target assets as long-term investments. As such, we expect that our securities will be carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 “Investments-Debt and Equity Securities,” with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. As a result, we do not expect that changes in the market value of the assets will normally impact our operating results. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See “-Critical Accounting Policies” for further details.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. These proposals include the February 2011 U.S. Treasury report entitled “ Reforming America’s Housing Finance Market “, and the October 2012 Federal Housing Finance Authority’s white paper entitled “ Building a New Infrastructure for the Secondary Mortgage Market “. More recently, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress. The most recent bills in Congress to receive serious consideration are the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner bill, and the Protecting American Taxpayers and Homeowners Act. These bills, while different in a number of respects, share certain notable commonalities. Among other things, both would eliminate Freddie Mac and Fannie Mae and would seek to increase the opportunities for private capital to participate in the provision of mortgage credit. It remains unclear whether these or any other proposals will become law or, should such a proposal become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how the proposals would impact housing finance, and what impact, if any, it will have on mortgage REITs.

Investment Activities

As of December 31, 2012, we operated as a private company, and owned $81.0 million of RMBS on a GAAP basis, of which $70.0 million was in Agency RMBS and $11.0 million was in Non-Agency RMBS. As of December 31, 2012, we owned $103.6 million of RMBS on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions), of which $70.0 million was in Agency RMBS and $33.6 million was in Non-Agency RMBS. Of the $33.6 million, $22.6 million was in Non-Agency RMBS underlying Linked Transactions. Following the closing of our initial public offering, or IPO and our concurrent private placement on March 27, 2013, we concentrated the initial investment of the net proceeds of these offerings in Agency RMBS, due to the size and liquidity of this market together with the relatively attractive investment conditions prevailing at the end of the first quarter. During the second quarter, and consistent with our strategy, we selectively increased our allocation to Non-Agency RMBS as attractive opportunities presented themselves, and accordingly began to sell certain of our Agency RMBS positions. We accelerated the reduction of our Agency RMBS portfolio as fixed income and mortgage market volatility increased, particularly after June 19, 2013, and in the third and fourth quarters we continued with this strategy of shifting our relative portfolio allocations from Agency RMBS to Non-Agency RMBS. As of December 31, 2013, on a GAAP basis we had increased our overall investments in RMBS to $445.0 million, compared to $417.6 million as of September 30, 2013. Within this total, we had modestly increased our Agency RMBS from $359.9 million to $382.3 million, and increased our Non-Agency RMBS from $57.7 million to $62.7 million, respectively, from quarter-end to quarter-end. However, the relative increase in our Non-Agency RMBS assets is more clearly shown by analyzing the portfolio on a non-GAAP basis. As of December 31, 2013, we owned $539.6 million of RMBS on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions), of which $382.3 million was in Agency RMBS and $157.3 million was in Non-Agency RMBS. Of the $157.3 million, $94.6 million was in Non-Agency RMBS underlying Linked Transactions. As of December 31, 2013, we had entered into master repurchase agreements with 24 counterparties, and we had borrowed $412.2 million, on a GAAP basis, and $473.4 million, on a non-GAAP basis (including the repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) under 14 of these agreements. This compares to $63.4 million, on a GAAP basis, and $77.4 million, on a non-GAAP basis, respectively, as of December 31, 2012. The increase in borrowings between periods is a direct result of the increase in our RMBS holdings. We have also entered into interest rate swap and swaption agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. During the fourth quarter, we maintained the notional amount of swap agreements at $338.0 million as of December 31, 2013. We maintained the notional amount of our swaption agreements at $25.0 million as of December 31, 2013, while increasing the range of other derivative instruments used during the quarter to help mitigate interest rate and other market risks, including Agency to be announced securities, or TBAs, and U.S. Treasury futures. We used TBAs during the period, and had $25.0 million TBAs outstanding as of December 31, 2013; as of the same date, we had 100 futures contracts outstanding, representing a notional amount of $10.0 million.

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

As of December 31, 2013, we borrowed 3.6 times our stockholders' equity (calculated in accordance with GAAP); 4.2 times after including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). This compares to leverage of 2.0 times and 2.4 times, respectively, as of December 31, 2012. However, since we were operating as a private company prior to our IPO in March 2013, our leverage ratios at year-end 2012 and 2013 are not directly comparable. We expect our leverage (on both a GAAP and non-GAAP basis) will range between three and six times the amount of our stockholders' equity, depending upon the relative allocation to Agency RMBS, Non-Agency RMBS and other mortgage-related investments. We expect to borrow between six to nine times the amount of our stockholders' equity in acquiring Agency RMBS, between one and two times when acquiring Legacy Non-Agency RMBS, between one to three times when acquiring New Issue Non-Agency RMBS and between one and four times when acquiring Multi-Family MBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility. The reduction in our leverage during the period was principally due to the continued reduction in our relative portfolio allocation to Agency RMBS, and the concomitant increase in our Non-Agency RMBS outstandings. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we seek to enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. As we seek to continue expanding the range of available financing sources, we have borrowed and may continue to borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio. Nonetheless, we expect that the preponderance of our sources of collateralized borrowings (84.4% as of December 31, 2013) will continue to either have an investment grade rating directly or be part of a group of companies which includes an institution that has such a rating.

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

As of December 31, 2013, our Agency RMBS portfolio had a weighted average nominal coupon of 3.00% at a weighted average amortized cost of $102.9 per $100 of nominal, or face, value, or $397.7 million total cost. As of December 31, 2013, the weighted average market price of our Agency portfolio was $98.9 per $100 of nominal, or face, value, or $382.3 million in the aggregate. All of our Agency securities represent whole pool securities. As of December 31, 2012, our Agency RMBS portfolio had a weighted average nominal coupon of 3.45% at a weighted average amortized cost of $104.9 per $100 of nominal, or face, value, or $68.5 million total cost. As of December 31, 2012, the weighted average market price of our Agency portfolio was $107.1 per $100 of nominal, or face, value, or $70.0 million in the aggregate. All of our Agency securities represent whole pool securities. The notable year-over-year decline in weighted average nominal coupon, weighted average amortized cost and weighted average market price of our Agency portfolio is primarily due to our reduced allocation to 30-year fixed-rate Agency RMBS in favor of lower coupon, lower priced hybrid ARMs.

As of December 31, 2013, our Non-Agency RMBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 0.39% at a weighted average amortized cost of $61.2 per $100 of nominal, or face, value, or $58.4 million total cost. As of December 31, 2013, the weighted average market price of our Non-Agency RMBS portfolio, on a GAAP basis, was $65.7 per $100 of nominal, or face, value, or $62.7 million in the aggregate.  As of December 31, 2012, our Non-Agency RMBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 0.67% at a weighted average amortized cost of $54.5 per $100 of nominal, or face, value, or $10.1 million total cost. As of December 31, 2012, the weighted average market price of our Non-Agency RMBS portfolio, on a GAAP basis, was $59.7 per $100 of nominal, or face, value, or $11.0 million in the aggregate.

As of December 31, 2013, our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) had a weighted average nominal coupon of 0.41% at a weighted average amortized cost of $60.0 per $100 of nominal, or face, value, or $146.6 million total cost. As of December 31, 2013, the weighted average market price of our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) was $64.4 per $100 of nominal, or face, value, or $157.3 million in the aggregate. As of December 31, 2012, our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) had a weighted average nominal coupon of 0.70% at a weighted average amortized cost of $50.6 per $100 of nominal, or face, value, or $28.8 million total cost. As of December 31, 2012, the weighted average market price of our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) was $59.3 per $100 of nominal, or face, value, or $33.6 million in the aggregate.

The year-over-year increase in the weighted average market price of our Non-Agency RMBS portfolio on both a GAAP and a non-GAAP basis primarily reflects the overall increase in Non-Agency RMBS prices, particularly in the fourth quarter of 2013.

Investment Portfolio

The following tables summarize certain characteristics of our investment portfolio as of December 31, 2013 and December 31, 2012, respectively: (1) as reported in accordance with GAAP, which excludes the Non-Agency RMBS underlying our Linked Transactions, (2) to show separately the Non-Agency RMBS underlying our Linked Transactions; and (3) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions combined with our GAAP-reported RMBS):

December 31, 2013

GAAP Basis

							Net
		Unamortized	Designated		Unrealized		Weighted
	Principal	Premium	Credit	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Reserve	Cost	(Loss)	Value	Coupon(1)	Yield(2)
Agency RMBS
15 year fixed-rate	$3,060	$75	$-	$3,135	$(98)	$3,037	2.50%	1.99%
30 year fixed-rate	209,895	12,430	-	222,325	(13,649)	208,676	3.50%	2.68%
Hybrid ARMS	173,718	(1,450)	-	172,268	(1,680)	170,588	2.41%	2.75%

Total Agency RMBS	386,673	11,055	-	397,728	(15,427)	382,301	3.00%	2.70%
Non-Agency RMBS	95,390	(20,911)	(16,126)	58,353	4,332	62,685	0.39%	7.83%
Total/Weighted Average (GAAP)	$482,063	$(9,856)	$(16,126)	$456,081	$(11,095)	$444,986	2.49%	3.36%

Non-GAAP Adjustments

Net
		Unamortized	Designated		Unrealized		Weighted
	Principal	Premium	Credit	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Reserve	Cost	(Loss)	Value	Coupon(1)	Yield(2)
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-%	-%
30 year fixed-rate	-	-	-	-	-	-	-%	-%
Hybrid ARMS	-	-	-	-	-	-	-%	-%

Total Agency RMBS	-	-	-	-	-	-	-%	-%
Non-Agency RMBS	148,865	(30,771)	(29,858)	88,236	6,386	94,622	0.41%	8.72%
Total/Weighted Average (Non-GAAP)	$148,865	$(30,771)	$(29,858)	$88,236	$6,386	$94,622	0.41%	8.72%

Non-GAAP Basis

							Net
		Unamortized	Designated		Unrealized		Weighted
	Principal	Premium	Credit	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Reserve	Cost	(Loss)	Value	Coupon(1)	Yield(2)
Agency RMBS
15 year fixed-rate	$3,060	$75	$-	$3,135	$(98)	$3,037	2.50%	1.99%
30 year fixed-rate	209,895	12,430	-	222,325	(13,649)	208,676	3.50%	2.68%
Hybrid ARMS	173,718	(1,450)	-	172,268	(1,680)	170,588	2.41%	2.75%

Total Agency RMBS	386,673	11,055	-	397,728	(15,427)	382,301	3.00%	2.70%
Non-Agency RMBS	244,255	(51,682)	(45,984)	146,589	10,718	157,307	0.41%	8.36%
Total/Weighted Average (Non-GAAP)	$630,928	$(40,627)	$(45,984)	$544,317	$(4,709)	$539,608	2.00%	4.23%

(1)Weighted average coupon is presented net of servicing and other fees.

(2)Average yield incorporates future prepayment assumptions.

December 31, 2012

GAAP Basis

							Net
		Unamortized	Designated		Unrealized		Weighted
	Principal	Premium	Credit	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Reserve	Cost	(Loss)	Value	Coupon(1)	Yield(2)
Agency RMBS
15 year fixed-rate	$3,251	$88	$-	$3,339	$60	$3,399	2.50%	1.94%
30 year fixed-rate	62,059	3,106	-	65,165	1,410	66,575	3.50%	2.71%
Total Agency RMBS	65,310	3,194	-	68,504	1,470	69,974	3.45%	2.68%
Non-Agency RMBS	18,507	(3,534)	(4,883)	10,090	964	11,054	0.67%	10.18%
Total/Weighted Averag (GAAP)	$83,817	$(340)	$(4,883)	$78,594	$2,434	$81,028	2.84%	3.64%

Non-GAAP Adjustments

Net
		Unamortized	Designated		Unrealized		Weighted
	Principal	Premium	Credit	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Reserve	Cost	(Loss)	Value	Coupon(1)	Yield(2)
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-%	-%
30 year fixed-rate	-	-	-	-	-	-	-%	-%
Total Agency RMBS	-	-	-	-	-	-	-%	-%
Non-Agency RMBS	38,321	(6,722)	(12,929)	18,670	3,950	22,620	0.71%	9.89%
Total/Weighted Average (Non-GAAP)	$38,321	$(6,722)	$(12,929)	$18,670	$3,950	$22,620	0.71%	9.89%

Non-GAAP Basis

							Net
		Unamortized	Designated		Unrealized		Weighted
	Principal	Premium	Credit	Amortized	Gain/	Fair	Average	Average
$ in thousands	Balance	(Discount)	Reserve	Cost	(Loss)	Value	Coupon(1)	Yield(2)
Agency RMBS
15 year fixed-rate	$3,251	$88	$-	$3,339	$60	$3,399	2.50%	1.94%
30 year fixed-rate	62,059	3,106	-	65,165	1,410	66,575	3.50%	2.71%
Total Agency RMBS	65,310	3,194	-	68,504	1,470	69,974	3.45%	2.68%
Non-Agency RMBS	56,828	(10,256)	(17,812)	28,760	4,914	33,674	0.70%	9.99%
Total/Weighted Average (Non-GAAP)	$122,138	$(7,062)	$(17,812)	$97,264	$6,384	$103,648	2.17%	4.84%

(1)Weighted average coupon is presented net of servicing and other fees.

(2)Average yield incorporates future prepayment assumptions.

The following tables summarize certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions), at fair value, according to their estimated weighted average life classifications as of December 31, 2013 and December 31, 2012, respectively:

December 31,
2013
Fair Value
Less than one year	$-
Greater than one year and less than five years	9,485,536
Greater than or equal to five years	530,122,212
Total	$539,607,748

December 31,
2012
Fair Value
Less than one year	$-
Greater than one year and less than five years	14,351,685
Greater than or equal to five years	89,295,855
Total	$103,647,540

The following tables presents certain information about the carrying value of our available for sale, or AFS, RMBS and the Non-Agency RMBS underlying our Linked Transactions, as of December 31, 2013 and December 31, 2012, respectively:

		Non-GAAP
	GAAP Basis	Adjustments
	(AFS RMBS-	(Non-Agency
	Excluding	RMBS underlying	Non-GAAP
	Linked	Linked	Basis
December 31, 2013	Transactions)	Transactions)	(Combined)
Principal balance	$482,062,451	$148,864,823	$630,927,274
Unamortized premium	12,544,193	-	12,544,193
Unamortized discount
Designated credit reserve	(16,126,355)	(29,857,597)	(45,983,952)
Net, unamortized	(22,400,380)	(30,770,386)	(53,170,766)
Amortized cost	456,079,909	88,236,840	544,316,749
Gross unrealized gains	(11,094,954)	6,385,953	(4,709,001)
Carrying value/estimated fair values	$444,984,955	$94,622,793	$539,607,748

		Non-GAAP
	GAAP Basis	Adjustments
	(AFS RMBS-	(Non-Agency
	Excluding	RMBS underlying	Non-GAAP
	Linked	Linked	Basis
December 31, 2012	Transactions)	Transactions)	(Combined)
Principal balance	$83,817,577	$38,320,365	$122,137,942
Unamortized premium	3,193,345	-	3,193,345
Unamortized discount	-	-	-
Designated credit reserve	(4,882,582)	(12,929,231)	(17,811,813)
Net, unamortized	(3,534,339)	(6,721,749)	(10,256,088)
Amortized cost	78,594,001	18,669,385	97,263,386
Gross unrealized gains	2,433,997	3,950,157	6,384,154
Carrying value/estimated fair values	$81,027,998	$22,619,542	$103,647,540

For financial statement reporting purposes, GAAP requires us to account for certain of our Non-Agency RMBS and the associated repurchase agreement financing as Linked Transactions. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis do not include Non-Agency RMBS underlying our Linked Transactions. However, in managing and evaluating the composition and performance of our RMBS portfolio, we do not view the purchase of our Non-Agency RMBS and the associated repurchase agreement financing as transactions that are linked. We therefore have also presented certain information that includes the Non-Agency RMBS underlying our Linked Transactions. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our RMBS portfolio and the performance of our Non-Agency RMBS in the same way that we assess our RMBS portfolio and such assets. While we believe the non-GAAP information included in this Annual Report on Form 10-K provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

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

Financing and other liabilities.We have entered into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS. These agreements are secured by our Agency and Non-Agency RMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of December 31, 2013, we had entered into repurchase agreements totaling $412.2 million, on a GAAP basis, and $473.4 million, on a non-GAAP basis, of which $61.2 million are repurchase agreements underlying Linked Transactions. As addressed under “Investment Activities” above, we have expanded the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2013 to December 31, 2013 and the period from May 16, 2012 (commencement of operations) to December 31, 2012, respectively, on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with Non-Agency RMBS underlying Linked Transactions):

Year ended December 31, 2013	Repurchase Agreements
	Period		Maximum Balance
	Average	End of Period	at Month-End
GAAP	Balance	Balance	During the Period
	$446,427,488	$412,172,000	$921,902,000

Repurchase Agreements
	Period		Maximum Balance
Non-GAAP (Includes repurchase	Average	End of Period	at Month-End
agreements underlying Linked Transactions)	Balance	Balance	During the Period
	$475,622,375	$473,353,000	$936,319,000

Period from May 16, 2012 (commencement of operations) to December 31, 2012	Repurchase Agreements
	Period		Maximum Balance
	Average	End of Period	at Month-End
GAAP	Balance	Balance	During the Period
	$55,568,291	$63,423,000	$63,657,000

Repurchase Agreements
	Period		Maximum Balance
Non-GAAP (Includes repurchase	Average	End of Period	at Month-End
agreements underlying Linked Transactions)	Balance	Balance	During the Period
	$66,933,982	$77,412,000	$77,696,000

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

As of December 31, 2013, we had entered into seven interest rate swap agreements (compared to two at December 31, 2012) designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $338 million of borrowings under our repurchase agreements. Certain of these agreements have forward start dates, accordingly our obligation to pay the fixed rate and our right to receive the floating rate has not yet become effective. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates, and in addition, during the period we also employed both TBAs and U.S. Treasury futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following tables summarize our hedging activity as of December 31, 2013 and December 31, 2012, respectively:

December 31, 2013

Current Maturity Date for Interest	Notional		Fixed		Receive		Maturity
Rate Swaps	Amount	Fair Value	Rate Pay		Rate		Years
3 years or less	35,000,000	(166,619)	0.66%		0.20%		2.1
Greater than 3 years and less than 5 years	151,000,000	(764,807)	1.66%		0.24%		4.6
Greater than 7 years and less than 10 years*	95,000,000	(300,242)	2.85*	%	0.00*	%	7.6
Greater than 10 years*	57,000,000	237,990	3.29*	%	0.00*	%	10.7
Total	338,000,000	(993,678)	1.47*	%	0.24*	%	6.2

*Forward-starting swaps. Fixed rate pay and floating rate receive rates are excluded from the calculation of totals.

	Option			Underlying Swap
Current Option			Weighted
Expiration Date for			Average			Weighted
Interest Rate			Years to	Notional		Average Term
Swaptions	Cost	Fair Value	Expiration	Amount	Pay Rate	(Years)
2 years or less	420,000	1,770,795	1.3	25,000,000	3.00%	10.0

December 31, 2012

Current Maturity Date for Interest	Notional		Fixed	Receive	Maturity
Rate Swaps	Amount	Fair Value	Rate Pay	Rate	Years
3 years or less	15,000,000	(53,437)	0.51%	0.31%	2.6
Greater than 3 years and less than 5 years	20,000,000	(230,317)	0.78%	0.21%	3.5
Total	35,000,000	(283,754)	0.66%	0.25%	3.1

*Forward-starting swaps. Fixed rate pay and floating rate receive rates are excluded from the calculation of totals.

	Option			Underlying Swap
Current Option			Weighted
Expiration Date for			Average			Weighted
Interest Rate			Years to	Notional		Average Term
Swaptions	Cost	Fair Value	Expiration	Amount	Pay Rate	(Years)
2 years or less	26,667	12,062	0.4	5,000,000	2.75%	10.0

Stockholders’ Equity and Book Value Per Share

As of December 31, 2013, our stockholders’ equity was $113.9 million, comprised of $18.1 million of preferred equity and $95.9 million of common equity, and our book value per common share was $12.97 on a basic and fully diluted basis. This represents a 4.8% increase from $91.5 million and $12.38, respectively, as of September 30, 2013, primarily due to an increase in the fair value of our Non-Agency RMBS during the fourth quarter of 2013, most of which is reported as “Unrealized gain and net interest income from Linked Transactions” on our statement of operations. In addition, generally higher long-term interest rates in the fourth quarter led to an increase in the fair value of our interest rate derivatives.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” beginning on page F-8 of this Annual Report on Form 10-K.

Results of Operations

Comparison of the Quarter Ended December 31, 2013 to the Quarter Ended December 31, 2012

For the quarter ended December 31, 2013, the Company reported net income attributable to common stockholders of $10.7 million, or $1.45 per basic and diluted share, as compared to $1.4 million, or $0.83 per basic and diluted share for the same period in 2012. The increase is primarily due to an increase of $2.6 million in net interest income, an increase of $4.6 million in unrealized gain and net interest income from Linked Transactions, and an increase of $4.1 million in unrealized gains on interest rate hedges. This more than offset an increase in realized losses on sale of investments and realized losses on derivatives of $0.8 million and an increase in expenses of $1.2 million. Having completed our IPO and concurrent private placement in March 2013, we invested the proceeds in additional Agency and Non-Agency RMBS, which contributed to an increase in net interest income. Our increased allocation to Non-Agency RMBS, when combined with rising Non-Agency prices in the fourth quarter, was the main driver of the increase in unrealized gain and net interest income from Linked Transactions. The greater extent of interest rate hedging in the fourth quarter of 2013 compared to the prior year, together with generally higher long-term interest rates, was mainly responsible for the increase in unrealized gains on interest rate hedges as compared to the fourth quarter of 2012. The increase in expenses was directly related to the increase in our equity capital base and the scale of our operations following our IPO in March 2013.

Comparison of the Year Ended December 31, 2013 to the Period From May 16, 2012 to December 31, 2012

The table below presents certain information from our Statement of Operations for the period January 1, 2013 to December 31, 2013, and for the period May 16, 2012 (commencement of operations) to December 31, 2012, respectively:

		Period from May 16, 2012
		(commencement of
	Year Ended	operations) to December
	December 31, 2013	31, 2012
Revenues:
Interest income	$18,916,975	1,683,588
Interest expense	(4,736,967)	(267,080)
Net interest income	14,180,008	1,416,508
Other income:
Realized loss on sale of investments, net	(31,581,087)	(98,382)
Unrealized gain and net interest income from Linked Transactions	5,838,309	4,822,727
Realized gain (loss) on interest rate swap agreements	18,812,854	(75,551)
Unrealized gain (loss) on interest rate swap and swaption agreements	878,100	(298,359)
Total other income	(6,051,824)	4,350,435
Expenses:
Management fee	1,287,077	244,882
General and administrative expenses	992,115	113,606
Operating expenses reimbursable to our Manager	2,103,223	563,806
Other operating expenses	288,416	25,343
Compensation Expense	230,923	-
Total expenses	4,901,754	947,637
Net income	$3,226,430	4,819,306
Dividends to preferred stockholders	(44,827)	-
Net income attributable to common stockholders	$3,181,603	4,819,306
Earnings per share
Net income attributable to common stockholders (basic and diluted)	$3,181,603	4,819,306
Weighted average number of shares of common stock outstanding	6,132,702	1,656,250
Basic and diluted income per share	$0.52	2.91
Dividends declared per share of common stock	$1.64	0.70

Net Income Summary

We commenced operations on May 16, 2012 and did not fully invest the proceeds from our 2012 private placement until July 31, 2012. Accordingly, the comparability of information as of and for the period from May 16, 2012 (commencement of operations) to December 31, 2012 with the year ended December 31, 2013 is materially affected. We completed our IPO and concurrent private placement in March 2013, and after the investment of the net proceeds of these offerings, our portfolio holdings were substantially larger for the year ended December 31, 2013 than for the year ended December 31, 2012, which materially affects the comparability of information between the two periods.

For the year ended December 31, 2013, our net income was $3,181,603 or $0.52, basic and diluted net income per average share available to common stockholders.

For the period ended December 31, 2012, our net income was $4,819,306 or $2.91, basic and diluted net income per average share available to common shareholders.

Interest Income and Interest Expense

An important source of income is net interest income. Our interest income (including purchased accrued interest) was $18,916,975 for the 12-month period ended December 31, 2013 and our interest expense (including derivative payments made and purchased accrued interest) for such period was $4,736,967. For the period from May 16, 2012 (commencement of operations) to December 31, 2012, our interest income (including purchased accrued interest) was $1,683,588, and our interest expense (including purchased accrued interest) was $267,080.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $14,180,008 for the 12-month period ended December 31, 2013, and $1,416,508 for the period from May 16, 2012 (commencement of operations) to December 31, 2012. The significant year-over-year increase is the result of the meaningfully larger RMBS investment portfolio and related repo outstandings during 2013 as compared to the prior period.

Other Income

For the year ended December 31, 2013, our other income represented a loss of $6,051,824, which primarily reflects the impact of net realized gains of $18,812,854 and net unrealized gains of $878,100, respectively, on interest rate hedges, and unrealized gain and net interest income on our Linked Transactions of $5,838,309, which in aggregate were insufficient to offset realized losses of $31,581,087 on sales of investments. The realized losses on sales of investments resulted primarily from the reduction in Agency RMBS assets described earlier, net of realized gains on interest rate hedges resulted from adjustments to certain of our interest rate swap transactions in line with the application of our hedging strategy.

For the period from May 16, 2012 (commencement of operations) to December 31, 2012, our other income was $4,350,435, primarily reflecting the impact of unrealized gain and net interest income on Linked Transactions of $4,822,727, offset by combined realized and unrealized losses on derivatives and sale of investment of $472,292.

As noted elsewhere, 2013 was marked by a significantly greater degree of interest rate and mortgage market volatility than 2012, and this was the principal contributor to the net other loss for 2013 relative to the net gain for 2012.

Expenses

We incurred management fees of $1,287,077 for the year ended December 31, 2013 representing amounts payable to our Manager under our management agreement. For the year ended December 31, 2013, we incurred other operating expense of $3,614,677, of which $2,103,223 was payable to our Manager and $1,511,454 was payable directly by us.   Our general and administrative expenses of $992,115 for the year ended December 31, 2013 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

We incurred management fees of $244,882 for the period ended December 31, 2012 representing amounts payable to our Manager under our management agreement. For the period ended December 31, 2012, we incurred other operating expense of $702,755, of which $563,806 was payable to our Manager and $138,949 was payable directly by us. Our general and administrative expenses of $113,606 for the period ended December 31, 2012 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

The year-over-year increases in management fees and expenses are directly related to the increase in stockholders’ equity between the two periods.

Net Income and Return on Equity

Our net income was $3,226,430 for the year ended December 31, 2013 representing an annualized gain of 3.56% on average stockholders' equity of $90,594,897.   Our net income was $4,819,306 for the period ended December 31, 2012 representing an annualized gain of 29.34% on beginning stockholders’ equity of $26,177,089. The lower level of net income and return on equity in 2013 is principally due to the significantly higher interest rate and mortgage market volatility experienced in 2013, particularly during the second and early third quarters of the year.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from the May 2012 private placement of shares of our common stock to XL Investments and employees of our Manager, our IPO and the concurrent private placement, and the issuance of our Series A Preferred Stock, collectively our Equity Sales, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. We currently finance Agency and Non-Agency RMBS primarily through the use of repurchase agreements.

As of December 31, 2013, our source of funds, apart from our Equity Sales consisted of net proceeds from repurchase agreements totaling $412.2 million, on a GAAP basis, and $473.4 million, on a non-GAAP basis, including $61.2 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.57%, on a GAAP basis, and 0.75%, on a non-GAAP basis, which we used to finance the acquisition of Agency and Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions.

As of December 31, 2012, our source of funds, apart from our May 2012 private placement, consisted of net proceeds from repurchase agreements totaling $63.4 million, on a GAAP basis, and $77.4 million, on a non-GAAP basis, including $14.0 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.59%, on a GAAP basis, and 0.71%, on a non-GAAP basis, which we used to finance the acquisition of Agency and Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions.

The increase in net proceeds from repurchase agreements as of December 31, 2013 compared to December 31, 2012, together with the net proceeds of our Equity Sales in 2013, were used to fund additional investments in our targeted assets in a manner consistent with our financing strategy.

We generally target a debt-to-equity ratio with respect to our Agency RMBS of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS, between one to three times when acquiring New Issue Non-Agency RMBS and between one and four times when acquiring multi-family MBS. As of December 31, 2013, we had an overall debt-to-equity ratio of 3.6:1 (calculated using balances determined under GAAP), or 4.2:1 when including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). The repurchase obligations mature and reinvest every 30 to 180 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2013, we had established 24 repurchase borrowing arrangements with various commercial and investment banking firms and other lenders, and as of December 31, 2013, we had outstanding borrowings with 14 of these lenders totaling $412.2 million, on a GAAP basis, and $473.4 million, on a non-GAAP basis, including $61.2 million from repurchase agreements underlying Linked Transactions.

As of December 31, 2012, we had an overall debt-to-equity ratio of 2.0:1 calculated in accordance with GAAP), or 2.4:1 when including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). However, since we were operating as a private company prior to our IPO in March 2013, our leverage ratios at year-end 2012 and 2013 are not directly comparable. As of December 31, 2012, we had established 11 repurchase borrowing arrangements with various investment banking firms and other lenders, and as of December 31, 2012, we had outstanding borrowings with four of these lenders totaling $63.4 million, on a GAAP basis, and $77.4 million, on a non-GAAP basis, including $14.0 million from repurchase agreements underlying Linked Transactions.

The increase in the number of, and borrowings under, our repurchase agreements as of December 31, 2013 compared to December 31, 2012 is due to our strategy of seeking to ensure that the availability and diversity of financing sources continues to be consistent with the growth of our investment portfolio.

Under repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, repurchase agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our repurchase agreements, prepayments on the residential mortgages securing our RMBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our repurchase facilities, the haircuts range from a low of 3% to a high of 50%, and the weighted average haircut was approximately 11% as of December 31, 2013, levels that are substantially the same as they were at December 31, 2012. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. Should prepayment speeds on the residential mortgages underlying our RMBS investments or market interest rates increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As of December 31, 2013, we had unrestricted cash and cash equivalents of $33.1 million available to meet margin calls on our repurchase agreements (including those repurchase agreements underlying Linked Transactions) and derivative instruments. Accordingly, based on our leverage level and liquidity position as of December 31, 2013, if the decline in market value of our securities collateralizing our repurchase facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, then we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended December 31, 2013, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our RMBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of RMBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a repurchase agreement, we may use the collateral immediately for borrowing under a new repurchase agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency and Non-Agency RMBS and other mortgage-related investments. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period October 1, 2013 to December 31, 2013

We had the following contractual obligations as of December 31, 2013 (dollar amounts in thousands):

 December 31, 2013

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
$ in thousands	Total	1 Year	Years	Years	5 Years
Repurchase agreements (1)	$473,353	$473,353	-	-	-
Management fees (2)	$12,236	1,748	3,496	3,496	3,496
Interest rate swaps (3)	41,112	2,970	12,241	11,321	14,580
Total contractual obligations	$526,701	$478,071	15,737	14,817	18,076

(1)	Includes $61,181 of repurchase agreements underlying Linked Transactions. Excludes interest on repurchase agreements.
(2)	Assumes automatic annual renewal of management agreement with our Manager.
(3)	Amounts include projected net interest payments during the period, based on interest rates in effect on December 31, 2013.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2013.

Off-Balance Sheet Arrangements

Our Linked Transactions are comprised of Non-Agency RMBS, associated repurchase agreement financing and interest receivable/payable on such accounts. To the extent these transactions become unlinked in the future, the underlying Non-Agency RMBS, the associated repurchase agreement financing and the associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively. As of December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Distributions

We intend to continue to make regular monthly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We generally intend to make regular monthly distributions to our stockholders in an amount equal to all or substantially all of our taxable income. Before we make any distribution, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements, other debt payable and on our Series A Preferred Stock. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

We intend to continue announcing in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On December 30, 2013, we announced that our board of directors declared monthly cash dividend rates for the first quarter of 2014 of $0.125 per share of common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS, including Non-Agency RMBS underlying Linked Transactions, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS, including Non-Agency RMBS that are a component of our Linked Transactions. The following table presents certain information about our Agency RMBS portfolio and Non-Agency RMBS portfolio (including Non-Agency RMBS underlying our Linked Transactions) as of December 31, 2013 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	December 31, 2013
	Non-Agency
	RMBS(1)	Agency RMBS
Portfolio Characteristics:
Number of securities	21	15
Carrying value/ estimated fair value	$157,307,128	$382,300,620
Amortized cost	$146,589,564	$397,727,184
Current par value	$244,255,151	$386,672,123
Ratio of carrying value to current par value	64.4%	98.9%
Ratio of amortized cost to current par value	60.0%	102.9%
Net weighted average coupon	0.41%	3.00%
One month CPR(2)	9.9%	3.9%

December 31, 2013(1)
Non-Agency RMBS Characteristics:
Collateral Attributes:
Weighted average loan age (months)	88
Weighted average original loan-to-value	78.6%
Weighted average original FICO(3)	688
Weighted average loan size	341
Current Performance:
60+ day delinquencies	24.2%
Average credit enhancement(4)	0.4%

	December 31, 2013(1)
		% of Non-Agency
	Fair Value	RMBS
Coupon Type:
Fixed rate	$-	0.0%
Hybrid or floating	$157,307,128	100.0%
Collateral Type:
Prime	$-	0.0%
Alt-A	$116,396,129	74.0%
Subprime	$40,910,999	26.0%
New Issue	$-	0.0%
Loan Origination Year:
2007	$47,118,054	30.0%
2006	$101,478,498	64.5%
Pre-2006	$8,710,576	5.5%

_____________________
(1) Includes Non-Agency RMBS underlying our Linked Transactions at December 31, 2013 on a combined, non-GAAP basis.
(2) One-month CPR is reflective of the prepayment speed on the underlying securitization; however, CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payment structure of each underlying security.
(3) FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.
(4) Average credit enhancement remaining on our Non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

The following table presents the rating of our Non-Agency RMBS at December 31, 2013, including Non-Agency RMBS underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of “NR” is assigned when major rating agencies do not provide any rating for such security.

		% of Non-
		Agency
	Fair Value	RMBS
Current Rating(5)
CCC	$17,225,771	11.0%
CC	$26,387,017	16.8%
C	$7,398,452	4.7%
D	$3,128,015	2.0%
Not Rated	$103,167,873	65.6%

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including Non-Agency RMBS underlying our Linked Transactions, at December 31, 2013 on a combined, non-GAAP basis:

		% of Non-
		Agency
	Fair Value	RMBS
Property Location
California	$51,598,146	32.8%
Florida	$17,603,432	11.2%
New Jersey	$9,222,363	5.9%
Virginia	$6,624,619	4.2%
New York	$4,273,615	2.7%

__________________________
(5) Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security, at the date presented.

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2013 and including Non-Agency RMBS underlying Linked Transactions. Such RMBS may not be linked in future periods.

December 31, 2013

	Percentage Change in	Percentage Change in
Change in Interest	Projected Net Interest	Projected Portfolio
rates	Income(1)	Value(2)
+1.00%	-5.48%	-0.12%
+0.50%	-2.74%	-0.06%
-0.50%	7.28%	0.01%
-1.00%	13.79%	-0.21%

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

The available-for-sale securities, or AFS securities, at fair value, included in the foregoing interest rate sensitivity table under “Percentage Change in Projected Portfolio Value” were limited to Agency RMBS. Due to the significantly discounted prices and underlying credit risks of our Non-Agency RMBS, including those underlying Linked Transactions, we believe our Non-Agency RMBS's valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. However, these Non-Agency RMBS have been included in the “Percentage Change in Projected Net Interest Income” analysis.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2013. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in “-Interest rate mismatch risk” sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2013, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for further information about our liquidity and capital resource management.

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

In executing on our current risk management strategy, we have entered into interest rate swap agreements, a swaption, forward sales and futures transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that the Company’s management, including its principal executive officer and principal financial officer, as appropriate, allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013, which have been designed to provide reasonable assurance of achieving their control objectives. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Prior to the initial filing of the IPO Registration Statement, and in connection with the preparation of our earlier audited financial statements as of and for the period from May 16, 2012 (commencement of operations) to July 31, 2012, our independent registered public accountants identified a material weakness and two significant deficiencies in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness required adjustments to our financial statements during the prior audit for the period ended July 31, 2012. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of financial reporting, including the audit committee of a company's board of directors.

The material weakness was identified as the result of an error in our interpretation of the accounting guidance relating to the evaluation of specific criteria used to determine whether certain Non-Agency RMBS purchases and repurchase financing transactions are “linked transactions”, accounted for on a net basis and recorded as a forward purchase (derivative) contract at fair value on our balance sheet.

The significant deficiencies related to inadequate review of the report of a service organization's system and the suitability of the design and operating effectiveness of controls (SSAE 16) and inadequate review of the timing of the booking of certain repurchase transactions.

We and our independent registered public accountants concluded the identified material weakness and one of the significant deficiencies remained at December 31, 2012. As a result, at that time, we implemented measures designed to remediate the material weakness and the remaining significant deficiency and to improve our internal control over financial reporting. These measures included, among other things, supplementing the existing infrastructure for overseeing financial reporting with additional specialized accounting resources to be furnished by a third party service provider, a third party assessment of the design and operation of internal controls, specifically those relating to financial reporting, and further review of the service organization's systems and controls. In addition, we instituted additional procedures for validating and documenting whether Non-Agency RMBS purchases and repurchase financing transactions are linked. The actions that we have taken and will continue to take are subject to ongoing senior management review, as well as audit committee oversight. We have concluded that the remediation measures taken to date have adequately addressed the remaining material weakness and significant deficiency, and accordingly, neither remained at December 31, 2013. While we believe that the actions we have taken and will continue to take have addressed the previously identified weakness in internal control over financial reporting, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses or significant deficiencies in the future. Any failure to so identify and avoid could cause investors to lose confidence in our reported financial information, harm our business and negatively impact the trading price of our common stock.

Other than as set forth above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2013 through December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be provided in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013 (the “Proxy Statement”) and that information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be provided in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

Except as set forth below, the information required by this Item will be provided in the Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plan” in Item 5 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be provided in the Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	Financial Statements.

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-3

Consolidated Statements of Operations for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012	F-4

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012	F-5

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

(b)	Exhibits.

The Exhibits listed in the Exhibit Index, which appear immediately following the signature pages, are incorporated herein by reference and are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE OAKS INVESTMENT CORP.

March 12, 2014	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and
Chairman of the Board (Principal
Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Carroll	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 12, 2014
David C. Carroll
/s/ David Oston	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal	March 12, 2014
David Oston	Accounting Officer)

/s/ Neil A. Cummins	Director	March 12, 2014
Neil A. Cummins

/s/ William Houlihan	Director	March 12, 2014
William Houlihan

/s/ Thomas M. Pearce, Jr.	Director
Thomas M. Pearce, Jr.		March 12, 2014

EXHIBIT INDEX

Exhibit
No.	Document

3.1
Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013 (the "2013 1st Quarter 10-Q")).

3.2
Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3	Second Amended and Restated Bylaws of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.2 filed with the 2013 1st Quarter 10-Q).

4.1
Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.'s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 ("Pre-Effective Amendment No. 1")).

4.2
Specimen Certificate representing the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 4.2 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.'s Registration Statement on Form S-11 (File No. 333-191787), which was filed with the Securities and Exchange Commission on December 9, 2013).

10.1
Management Agreement, dated as of May 16, 2012 by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. Draft Registration Statement on Form S-11 (File No. 021-178729), which was confidentially submitted with the Securities and Exchange Commission on October 19, 2012 ("DRS")).

10.2
Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto. (incorporated by reference to Exhibit 10.2 filed with Five Oaks Investment Corp.'s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on December 20, 2012 ("IPO S-11")).

10.3
Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 filed with Post-Effective Amendment No. 1 to Five Oaks Investment Corp.'s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 ("Post-Effective Amendment No. 1")).

10.4	Form of Warrant (incorporated by reference to Exhibit 10.4 filed with the IPO S-11).

10.5†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 filed with the Pre-Effective Amendment No. 1).

10.6	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 3.2 filed with the 2013 1st Quarter 10-Q).

10.8
Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 filed with Pre-Effective Amendment No. 1).

10.9	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 filed with the IPO S-11).

10.10
Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC. (incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to Five Oaks Investment Corp.'s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.11	Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.11 filed with Post-Effective Amendment No. 1).

10.12
Amendment No. 1, dated as of January 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.12 filed with Post-Effective Amendment No. 1).

10.13
Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 filed with Post-Effective Amendment No. 1).

10.14
Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 filed with Post-Effective Amendment No. 1).

10.15
Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014).

10.16
Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014).

21.1	List of Subsidiaries of Five Oaks Investment Corp. (incorporated by reference to Exhibit 21.1 filed with the Preferred Stock S-11 Pre-Effective Amendment No. 1).

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document*

101.SCH**	XBRL Taxonomy Extension Schema Document*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________________
*Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†Management contract or compensatory plan or arrangement.

Index to the Consolidated Financial Statements of Five Oaks Investment Corp.

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-3

Consolidated Statements of Operations for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012	F-4

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012	F-5

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Five Oaks Investment Corp.

We have audited the accompanying consolidated balance sheets of Five Oaks Investment Corp. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2013 and for the period from May 16, 2012 (commencement of operations) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Oaks Investment Corp. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and for the period from May 16, 2012 (commencement of operations) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

March 12, 2014

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $444,984,955 and $66,337,080 for December 31, 2013 and December 31, 2012, respectively)	$444,984,955	$81,027,998
Linked transactions, net, at fair value	33,352,562	8,612,753
Cash and cash equivalents	33,062,931	3,608,759
Restricted cash	13,343,173	1,933,390
Deferred offering costs	-	1,664,796
Accrued interest receivable	1,045,191	189,364
Investment related receivable	506,892	-
Derivative assets, at fair value	1,839,154	12,062
Other assets	66,547	-

Total assets	$528,201,405	$97,049,122

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$412,172,000	$63,423,000
Derivative liabilities, at fair value	839,413	283,754
Accrued interest payable	274,615	65,820
Dividends payable	42,501	220,833
Fees and expenses payable to Manager	330,000	32,721
Other accounts payable and accrued expenses	617,514	754,274

Total liabilities	414,276,043	64,780,402

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulativeredeemable, $25 liquidation preference, 800,000 and no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	18,060,898	-
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 7,389,250 and 1,656,250 shares issued and outstanding, at December 31, 2013 and December 31, 2012, respectively	73,563	16,563
Additional paid-in capital	110,129,489	26,160,526
Accumulated other comprehensive income (loss)	(11,094,954)	2,433,997
Cumulative distributions to stockholders	(11,289,370)	(1,161,672)
Accumulated earnings	8,045,736	4,819,306

Total stockholders' equity	113,925,362	32,268,720

Total liabilities and stockholders' equity	$528,201,405	$97,049,122

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Consolidated Statements of Operations

		Period from
		May 16, 2012
		(commencement of
	Year Ended	operations) to
	December 31, 2013	December 31, 2012

Revenues:
Interest income	$18,916,975	$1,683,588
Interest expense	(4,736,967)	(267,080)

Net interest income	14,180,008	1,416,508

Other income:
Realized loss on sale of investments, net	(31,581,087)	(98,382)
Unrealized gain and net interest income from Linked Transactions	5,838,309	4,822,727
Realized gain (loss) on derivative contracts, net	18,812,854	(75,551)
Unrealized gain (loss) on derivative contracts, net	878,100	(298,359)

Total other income (loss)	(6,051,824)	4,350,435

Expenses:
Management fee	1,287,077	244,882
General and administrative expenses	992,115	113,606
Operating expenses reimbursable to Manager	2,103,223	563,806
Other operating expenses	288,416	25,343
Compensation expense	230,923	-

Total expenses	4,901,754	947,637

Net income	3,226,430	4,819,306

Dividends to preferred stockholders	(44,827)	-

Net income attributable to common stockholders	$3,181,603	$4,819,306

Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$3,181,603	$4,819,306
Weighted average number of shares of common stock outstanding	6,132,702	1,656,250
Basic and diluted income per share	$0.52	$2.91
Dividends declared per share of common stock	$1.64	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)

		Period from
		May 16, 2012
		(commencement of
	Year Ended	operations) to
	December 31, 2013	December 31, 2012

Net income	$3,226,430	$4,819,306

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(12,094,479)	2,433,997
Reclassification adjustment for net gain (loss) included in net income	(1,434,472)	-

Total other comprehensive income (loss)	(13,528,951)	2,433,997

Less: Dividends to preferred stockholders	(44,827)	-

Comprehensive income (loss) attributable to common stockholders	$(10,347,348)	$7,253,303

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative		Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	Earnings	Equity

Issuance of common stock, net	-	$-	1,656,250	$16,563	$26,160,526	$-	$-	$-	$26,177,089

Net income	-	-	-	-	-	-	-	4,819,306	4,819,306

Other comprehensive income (loss)	-	-	-	-	-	2,433,997	-	-	2,433,997

Common dividends declared	-	-	-	-	-	-	(1,161,672)	-	(1,161,672)

Balance at December 31, 2012	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720

Balance at January 1, 2013	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720

Issuance of common stock, net	-	-	5,700,000	57,000	83,943,000	-	-	-	84,000,000

Issuance of preferred stock, net	800,100	8,001	-	-	18,062,937	-	-	-	18,070,938

Redemption of preferred stock, net	(100)	(1)	-	-	(109,999)	-	-	-	(110,000)

Restricted stock compensation expense	-	-	33,000	-	125,923	-	-	-	125,923

Net income	-	-	-	-	-	-	-	3,226,430	3,226,430

Other comprehensive income (loss)	-	-	-	-	-	(13,528,951)	-	-	(13,528,951)

Common dividends declared	-	-	-	-	-	-	(10,082,871)	-	(10,082,871)

Preferred dividends declared	-	-	-	-	-	-	(44,827)	-	(44,827)

Balance at December 31, 2013	800,000	$8,000	7,389,250	$73,563	$128,182,387	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows

		Period from
		May 16, 2012
		(commencement of
	Year Ended	operations) to
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net income	$3,226,430	$4,819,306
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,974,765)	(347,647)
Realized loss on sale of investments, net	33,931,298	98,382
Unrealized (gain) on Linked Transactions, net	(2,364,354)	(3,932,369)
Realized (gain) loss on derivative contracts	(18,812,854)	37,333
Unrealized (gain) loss on derivative contracts	(878,100)	298,359
Restricted stock compensation expense	125,923	-
Net change in:
Accrued interest receivable	(855,827)	(189,364)
Other assets	(66,547)	-
Accrued interest payable	208,795	65,820
Fees and expenses payable to Manager	297,279	32,721
Other accounts payable and accrued expenses	490,650	4,990

Net cash provided by operating activities	13,327,928	887,531

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,123,204,838)	(81,162,110)
Proceeds from sales of available-for-sale securities	678,640,520	-
Purchase of derivative contracts	(50,816,532)	(64,000)
Proceeds from sales of derivative contracts	69,114,959	-
Proceeds from derivative contracts sold short	25,101,563	-
Payments to cover derivative contracts sold short	(24,980,469)	-
Principal payments from available-for-sale securities	35,121,878	2,817,375
Investment related receivable	(506,892)	-
Restricted cash	(11,409,783)	(1,933,390)

Net cash used in investing activities	(402,939,594)	(80,342,125)

Cash flows from financing activities:
Net proceeds from issuance of common stock	84,000,000	26,177,089
Net proceeds from issuance of preferred stock	18,070,938	-
Redemption of preferred stock	(110,000)	-
Change in deferred offering costs	1,037,386	(915,512)
Dividends paid on common stock	(10,303,705)	(940,839)
Dividends paid on preferred stock	(2,326)	-
Proceeds from repurchase agreements	4,116,258,000	392,314,000
Principal repayments of repurchase agreements	(3,767,509,000)	(328,891,000)
Net cash paid on securities underlying Linked Transactions	(69,567,455)	(18,669,385)
Cash received from repurchase agreements underlying Linked Transactions	47,192,000	13,989,000

Net cash provided by financing activities	419,065,838	83,063,353

Net increase in cash and cash equivalents	29,454,172	3,608,759

Cash and cash equivalents, beginning of period	3,608,759	-

Cash and cash equivalents, end of period	$33,062,931	$3,608,759

Supplemental disclosure of cash flow information
Cash paid for interest	$4,528,172	$201,260

Non-cash investing and financing activities information
Restricted stock compensation expense	$125,923	$-
Dividends declared but not paid at end of period	$42,501	$220,833
Net change in unrealized gain (loss) on available-for-sale securities	$(13,528,951)	$2,433,997

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation focused on investing primarily in residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities, residential mortgage loans, mortgage servicing rights and other mortgage-related investments.  The Company is externally managed by Oak Circle Capital Partners LLC (the “Manager”), an asset management firm incorporated in Delaware.  The Company’s common stock is listed on the NYSE under the symbol “OAKS.”

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

On June 10, 2013, the Company established Five Oaks Acquisition Corp. (“FOAC”) as a wholly owned taxable REIT subsidiary (“TRS”), for the acquisition and disposition of residential mortgage loans.  There was very limited activity within FOAC during the year, primarily focused on licensing and related matters. The Company consolidates its subsidiary under generally accepted accounting principles in the United States of America (“U.S. GAAP”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with U.S. GAAP and are expressed in United States dollars.

The consolidated financial statements of the Company include the accounts of its subsidiary.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiary. All intercompany transactions have been eliminated in consolidation.

Variable Interest Entities

An entity is referred to as a variable interest entity ("VIE") if it lacks one or more of the following characteristics: (1) sufficient equity at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE based upon changes in the facts and circumstances pertaining to the VIE.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has evaluated its non-Agency RMBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At December 31, 2013 and December 31, 2012, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At December 31, 2013 and December 31, 2012, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the consolidated balance sheets.

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

Deferred Offering Costs

In accordance with Accounting Standards Codification (“ASC”) Subtopic 505-10, the direct costs incurred to issue shares classified as equity, such as legal and accounting fees, should be deducted from the related proceeds and the net amount recorded as stockholders’ equity.  Accordingly, payments made by the Company in respect of such costs related to the issuance of shares were recorded as an asset in the accompanying consolidated balance sheet in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering.

To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying consolidated balance sheet.

Upon closing of the initial public offering and concurrent private placement of shares, all “Deferred offering costs” previously recorded as an asset on the Company’s consolidated balance sheet have been reclassified. As further described in Note 9 – Related Party Transactions, an amount of $1,500,000 was deducted from proceeds of the related issuances, and the balance of offering costs in the amount of $1,139,703 was reimbursed to the Company by the Manager.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments – Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable.  Total interest income will flow though the “Interest Income” line item on the consolidated statement of operations.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gains and losses from the sale of available-for-sale securities (“AFS”) are recorded as realized gains (losses) within realized gain (loss) on sale of investments, net in the Company's consolidated statement of operations. Upon the sale of a security, the Company will determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss).

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. So long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its net taxable income to shareholders and maintains its qualification as a REIT.

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

Certain activities of the Company are conducted through a TRS and therefore is subject to federal and various state and local income taxes.  During the year our TRS had limited activity and did not generate any taxable income.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, as presented in the consolidated statement of comprehensive income (loss), adjusted for changes in unrealized gain or loss on AFS securities.

Recent Accounting Pronouncements Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, which amends ASC 210, “Balance Sheet”.  The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. The Company adopted ASU No. 2011-11 for the year ended December 31, 2013 and this had no material impact on the Company’s financial condition or results of operations other than enhanced disclosure in the consolidated notes to financial statements.

In January 2013, FASB issued ASU No. 2013-01, which amends ASU No. 2011-11. The amendments clarify that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with ASC 210 or subject to an enforceable master netting arrangement or similar agreements. ASU No. 2013-01 is effective the same date as ASU No. 2011-11. The Company adopted ASU No. 2013-03 for the year ended December 31, 2013 and this had no material impact on the Company’s financial condition or results of operations other than enhanced disclosure in the consolidated notes to financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2013, FASB issued ASU No. 2013-02, which amends FASB ASC 220 “Comprehensive Income”. The amendments in this ASU require an entity to provide information about any amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the consolidated notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012 for public entities. The Company adopted ASU No. 2013-02 for the year ended December 31, 2013 and this had no material impact on the Company’s financial condition or results of operations as the new standard does not change the current requirements for reporting net income or other comprehensive income in the accompanying consolidated financial statements..

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

The Company obtains pricing data from a primary third-party pricing service for each Agency and non-Agency RMBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company shall undertake a review of other available prices and shall take additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company will determine that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific security can be traded in the normal course of business.  In making such determination, the Company will follow a series of steps, including review of collateral marks from margin departments of repo counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield analysis of each non-Agency RMBS based on the pricing data from the primary third-party service and the Company’s cashflow assumptions.

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

Accounting for Derivative Financial Instruments

In accordance with FASB guidance ASC 815 “Derivatives and Hedging”, all derivative financial instruments, whether designated for hedging relationships or not, are recorded at fair value on the consolidated balance sheet as assets or liabilities. The Company obtains valuation information for each derivative financial instrument from the related derivative counterparty. If other available market data indicates that the valuation information from the counterparty is materially inaccurate, or pricing data is unavailable from the counterparty, the Company shall undertake a review of other available valuation information, including third party pricing services and/or dealers, and shall take additional steps to determine fair value. The Company reviews all valuations of derivative financial instruments used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the derivative counterparty, the third-party pricing service or dealers, as appropriate, for similar instruments are classified as Level 2 valuations if the pricing methods used are consistent with the Level 2 definition. If none of these sources is available, the Company determines the fair value based on characteristics of the instrument and based on available market information received from dealers and classifies it as a Level 3 valuation.

At the inception of a derivative contract, the Company determines whether or not the instrument will be part of a qualifying hedge accounting relationship. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statement of operations as unrealized gain (loss) on derivative contracts, net.

The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities (“TBAs”), options, futures, swaps and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in the consolidated balance sheet.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Non-Hedging Activity – Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e. the purchase of an RMBS by the Company) and contemporaneous repurchase financing of such RMBS with the same counterparty are considered part of the same arrangement, or a “linked transaction”, unless certain criteria are met. The two components of a linked transaction (RMBS purchase and repurchase financing) are accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s consolidated balance sheet in the line item “Linked Transactions, net, at fair value”. Changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense are reported as “Unrealized gain and net interest income from Linked Transactions”, on the Company’s consolidated statement of operations. When or if a transaction is no longer considered to be linked, the RMBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the RMBS at the time the transactions are no longer considered linked will become the cost basis of the RMBS, and the income recognition yield for such RMBS will be calculated prospectively using this new cost basis. (See Notes 7 and 8).

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

The following table presents the Company’s AFS investment securities by collateral type at fair value as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Mortgage-backed securities:
Agency
Federal National Mortgage Association	$237,143,864	$49,765,271
Federal Home Loan Mortgage Corporation	145,156,756	20,208,333
Non-Agency	62,684,335	11,054,394
Total mortgage-backed securities	$444,984,955	$81,027,998

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Agency	Non-Agency	Total
Face Value	$386,672,123	$95,390,328	$482,062,451
Unamortized premium	12,544,193	-	12,544,193
Unamortized discount
Designated credit reserve	-	(16,126,355)	(16,126,355)
Net, unamortized	(1,489,132)	(20,911,248)	(22,400,380)
Amortized Cost	397,727,184	58,352,725	456,079,909
Gross unrealized gain (loss)	(15,426,564)	4,331,610	(11,094,954)
Fair Value	$382,300,620	$62,684,335	$444,984,955

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2012
	Agency	Non-Agency	Total
Face Value	$65,310,197	$18,507,380	$83,817,577
Unamortized premium	3,193,345	-	3,193,345
Unamortized discount
Designated credit reserve	-	(4,882,582)	(4,882,582)
Net, unamortized	-	(3,534,339)	(3,534,339)
Amortized Cost	68,503,542	10,090,459	78,594,001
Gross unrealized gain	1,470,062	963,935	2,433,997
Fair Value	$69,973,604	$11,054,394	$81,027,998

The following table presents a summary of the Company’s net realized gain (loss) from the sale of Agency and non-Agency RMBS for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012.

	Year Ended	Period May 16, 2012 to
	December 31, 2013	December 31, 2012
Agency and non-Agency RMBS sold, at cost	$717,309,717	$-
Proceeds from Agency and non-Agency RMBS sold	687,203,605	-
Net realized gain (loss) on sale of Agency and non-Agency RMBS	$(30,106,112)	$-

The following tables present the fair value of AFS investment securities by rate type as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Agency	Non-Agency	Total
Adjustable rate	$170,587,649	$62,684,335	$233,271,984
Fixed rate	211,712,971	-	211,712,971
Total	$382,300,620	$62,684,335	$444,984,955

	December 31, 2012
	Agency	Non-Agency	Total
Adjustable rate	$-	$11,054,394	$11,054,394
Fixed rate	69,973,604	-	69,973,604
Total	$69,973,604	$11,054,394	$81,027,998

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

Actual maturities of AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.

The following tables present the changes for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(19,145,414)	$(25,261,882)	$(44,407,296)
Accretion of net discount	-	2,836,240	2,836,240
Realized gain on paydowns	-	25,262	25,262
Realized credit losses	2,363,284	-	2,363,284
Release of credit reserves	655,775	-	655,775
Ending balance at December 31, 2013	$(16,126,355)	$(22,400,380)	$(38,526,735)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(5,363,444)	$(3,997,817)	$(9,361,261)
Accretion of net discount	-	463,478	463,478
Realized credit losses	480,862	-	480,862
Ending balance at December 31, 2012	$(4,882,582)	$(3,534,339)	$(8,416,921)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss). For the year ended December 31, 2013, the Company had unrealized gains (losses) on AFS securities of $(13,528,951).

The following tables present components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012:

	Year Ended December 31, 2013			Period May 16, 2012 to December 31, 2012
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$16,743,140	$(716,788)	$16,026,352	$1,279,241	$(115,831)	$1,163,410
Non-Agency	187,227	2,691,552	2,878,779	54,549	463,478	518,027
Total	$16,930,367	$1,974,764	$18,905,131	$1,333,790	$347,647	$1,681,437

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 5 – RESTRICTED CASH

As of December 31, 2013, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Restricted cash balance held by:
Broker counterparties for derivatives trading	$7,297,667	$570,247
Repurchase counterparties as restricted collateral	6,015,490	1,363,143
FOAC as minimum required capital	30,016	-
Total	$13,343,173	$1,933,390

NOTE 6 – REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.57% at December 31, 2013. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$370,901,000	0.40%	$59,616,000	0.48%
Non-Agency(1)	41,271,000	2.09%	3,807,000	2.31%
Total	$412,172,000	0.57%	$63,423,000	0.59%

(1)
At December 31, 2013 and December 31, 2012, the Company had repurchase agreements of $61,181,000 and $13,989,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

At December 31, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities:

	December 31, 2013	December 31, 2012
< 30 days	$373,422,000	$59,616,000
31 to 60 days	38,750,000	3,807,000
Total	$412,172,000	$63,423,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 6 – REPURCHASE AGREEMENTS (Continued)

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of December 31, 2013.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2013 and December 31, 2012:

	December 31, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
North America	$261,289,000	63.39%	20	$277,808,885
Asia (2)	97,491,000	23.65%	12	106,949,627
Europe (2)	53,392,000	12.96%	21	60,226,443
Total	$412,172,000	100.00%	18	$444,984,955

(1)
At December 31, 2013, the Company had repurchase agreements of $61,181,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table . (See Note 3).

(2)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2012
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
North America	$52,874,000	83.37%	17	$55,462,506
Asia (2)	10,549,000	16.63%	18	10,874,574
Total	$63,423,000	100.00%	17	$66,337,080

(1)
At December 31, 2012, the Company had repurchase agreements of $13,989,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.(See Note 3).

(2)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap, swaption agreements and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the consolidated statement of operations as a realized loss on derivative contracts. In addition, as set out in Note 3, the Company records Linked Transactions as a forward purchase (derivative) contract at fair value on the consolidated balance sheet. Although Linked Transactions are accounted for as derivative instruments, they are not entered into as part of the Company’s risk management activities and are not designated as hedging instruments.

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of December 31, 2013 and December 31, 2012. The Company’s Linked Transactions are evaluated on a combined basis.

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$237,989	57,000,000	$(1,231,667)	281,000,000
Swaptions	1,770,795	25,000,000	-	-
Futures	154,265	10,000,000	-	-
TBAs	68,359	25,000,000	-	-
Linked transactions	33,352,562	-	-	-
Total	$35,583,970	117,000,000	$(1,231,667)	281,000,000

	December 31, 2012
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(283,754)	35,000,000
Swaptions	12,062	5,000,000	-	-
Linked transactions	8,612,753	-	-	-
Total	$8,624,815	5,000,000	$(283,754)	35,000,000

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of December 31, 2013 and December 31, 2012:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(166,619)	0.66%	2.1	0.0%
Greater than 3 years and less than 5 years	151,000,000	(764,807)	1.66%	4.6	0.0%
Greater than 7 years and less than 10 years	95,000,000	(300,242)	2.85%	7.6	100.0%
Greater than 10 years	57,000,000	237,990	3.29%	10.7	100.0%
Total	$338,000,000	$(993,678)	2.17%	6.2	45.0%

	December 31, 2012
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$15,000,000	$(53,437)	0.51%	2.6	0.0%
Greater than 3 years and less than 5 years	20,000,000	(230,317)	0.78%	3.5	0.0%
Total	$35,000,000	$(283,754)	0.66%	3.1	0.0%

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

Under GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. The Company presents repurchase agreements subject to Master Agreements or similar agreements on a gross basis, and derivative assets and liabilities subject to such arrangements on a net basis, based on derivative type and counterparty, in its consolidated balance sheets. Separately, the company presents cash collateral subject to such arrangements on a net basis, based on counterparty, in its consolidated balance sheets. However, the Company does not offset financial assets and liabilities with the associated cash collateral on its consolidated balance sheets.

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s consolidated balance sheets as of December 31, 2013 and December 31, 2012:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions(2)	$94,645,860	$(61,293,298)	$33,352,562	$(33,352,562)	$-	$-
TBAs	68,359	-	68,359	-	-	68,359
Swaptions	1,770,795	-	1,770,795	-	-	1,770,795
Interest rate swaps	237,989	(237,989)	-	-	-	-
Futures	154,265	(154,265)	-	-	-	-
Total	$96,877,268	$(61,685,552)	$35,191,716	$(33,352,562)	$-	$1,839,154

	December 31, 2013
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(412,172,000)	$-	$(412,172,000)	$412,172,000	$-	$-
Linked transactions(2)	(61,293,298)	61,293,298	-	-	-	-
Interest rate swaps	(1,231,667)	237,989	(993,678)	-	993,678	-
Futures	-	154,265	154,265	-	(154,265)	-
Total	$(474,696,965)	$61,685,552	$(413,011,413)	$412,172,000	$839,413	$-

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
Notes to Consolidated Financial Statements - Continued
December 31, 2013

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

(1)
Amounts presented are limited in total to the net amount of assets or liabilities presented in the consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to Master Arrangements or similar agreements, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the tables above.

(2)	RMBS securities within a linked transaction serve as collateral for the linked transaction. See Note 3 “Non-Hedging Activity – Linked Transactions” for information on linked transaction arrangements.

Linked Transactions

The Company’s Linked Transactions are accounted for on a net basis and recorded as forward purchase (derivative) contracts at fair value on the Company’s consolidated balance sheets. The fair value of Linked Transactions reflects the value of the underlying Non-Agency RMBS, the linked repurchase borrowings and accrued interest receivable/payable on such instruments. The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in fair value and net interest income is reported as “Unrealized gain (loss) and net interest income from Linked Transactions” in other income on the Company’s consolidated statement of operations.

The following tables present certain information concerning the Non-Agency RMBS and repurchase financings underlying the Company’s Linked Transactions as of December 31, 2013 and December 31, 2012:

Linked Non-Agency RMBS

	December 31, 2013	December 31, 2012
Face Value	$148,864,823	$38,320,365
Unamortized premium	-	-
Unamortized discount
Designated credit reserve	(29,857,597)	(12,929,231)
Net, unamortized	(30,770,386)	(6,721,749)
Amortized Cost	88,236,840	18,669,385
Gross unrealized gains	6,385,953	3,950,157
Fair Value	$94,622,793	$22,619,542

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following tables present the changes for the year ended December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on Non-Agency RMBS underlying Linked Transactions:

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(37,793,143)	$(34,418,301)	$(72,211,444)
Accretion of net discount	-	3,647,915	3,647,915
Realized credit losses	3,087,184	-	3,087,184
Release of credit reserves	4,848,362	-	4,848,362
Ending balance at December 31, 2013	$(29,857,597)	$(30,770,386)	$(60,627,983)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(13,934,657)	$(7,592,017)	$(21,526,674)
Accretion of net discount	-	870,268	870,268
Realized credit losses	1,005,426	-	1,005,426
Ending balance at December 31, 2012	$(12,929,231)	$(6,721,749)	$(19,650,980)

Linked Repurchase Agreements

	December 31, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	52,871,000	86.42%	21	79,528,540
Asia (1)	4,987,000	8.15%	7	8,790,416
Europe (1)	3,323,000	5.43%	43	6,303,837
Total	$61,181,000	100.00%	21	$94,622,793

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2012
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	$9,277,000	66.32%	41	$13,714,701
Asia (1)	4,712,000	33.68%	12	8,904,841
Total	$13,989,000	100.00%	31	$22,619,542

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

At December 31, 2013, Linked Transactions also included $23,068 of associated accrued interest receivable and $112,298 of accrued interest payable.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012:

	Year Ended December 31, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$19,283,710	$(709,923)	$18,573,787
Swaptions	(278,667)	1,365,399	1,086,732
Futures	(8,595)	154,265	145,670
TBAs	(183,594)	68,359	(115,235)
Total	$18,812,854	$878,100	$19,690,954

	Period May 16, 2012 to December 31, 2012
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(38,218)	$(283,754)	$(321,972)
Swaptions	(37,333)	(14,605)	(51,938)
Total	$(75,551)	$(298,359)	$(373,910)

The following table presents certain information about the components of the unrealized net gain (loss) and net interest income from Linked Transactions included in the Company’s consolidated statement of operations for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Year Ended	Period May 16, 2012 to
	December 31, 2013	December 31, 2012
Interest income attributable to RMBS underlying Linked Transactions	$4,025,456	$1,020,437
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(622,942)	(147,867)
Change in fair value of Linked Transactions included in earnings	2,435,795	3,950,157
Unrealized gain (loss) and net interest income from Linked Transactions	$5,838,309	$4,822,727

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of December 31, 2013 and December 31, 2012:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2013
Assets:
Residential mortgage-backed securities (a)	$-	$444,984,955	$-	$444,984,955
Linked transactions (b)	-	33,352,562	-	33,352,562
TBAs	-	68,359	-	68,359
Interest rate swaps	-	237,989	-	237,989
Swaptions	-	1,770,795	-	1,770,795
Futures	154,265	-	-	154,265
Total	$154,265	$480,414,660	$-	$480,568,925

Liabilities:
Interest rate swaps	$-	$(1,231,667)	$-	$(1,231,667)
Total	$-	$(1,231,667)	$-	$(1,231,667)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

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

During the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of December 31, 2013 and December 31, 2012, the Company did not have any Level 3 securities.

NOTE 9 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by Oak Circle Capital Partners LLC. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears.  For purposes of calculating the management fee, the Company’s shareholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income).  This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors.  To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter.  The Company’s shareholders’ equity for the purposes of calculating the management fee could be greater than the amount of shareholders’ equity shown on the financial statements.  The initial term of the management agreement expires on May 16, 2014, with automatic, one-year renewals at the end of the initial term and each year thereafter.

For the year ended December 31, 2013, the Company incurred management fees of $1,287,077 of which $130,000 was accrued but had not been paid.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

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

For the year ended December 31, 2013, the Company incurred reimbursable expenses of $2,103,223. The Manager incurred additional reimbursable expenses of $227,264 for which it has permanently waived its right to seek reimbursement from the Company.

Pursuant to an Expense Reimbursement Agreement dated March 12, 2013, the Manager agreed to reimburse the Company for offering expenses in excess of $1,500,000 incurred in connection with the Company’s initial public offering (“IPO”). The Manager has agreed permanently to waive any right to seek future reimbursement for such expenses paid by it to the Company. As further described in Note 10, the Company closed its IPO in March 2013. Accordingly, the Manager reimbursed to the Company an amount of $1,139,703 during the year.

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

As of the closing of the IPO described in Note 10, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $296,970 based on the closing price of the Company’s common stock on December 31, 2013 of $10.42. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date.

For the year ended December 31, 2013, the Company recognized compensation expense related to restricted common stock of $125,923. The Company has unrecognized compensation expense of $236,297 as of December 31, 2013 for unvested shares of restricted common stock. As of December 31, 2013, the weighted average period for which the unrecognized compensation expense will be recognized is 13.2 months.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

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

Ownership and Warrants

As a result of the May 2012 and March 2013 private offerings of common stock described above, XL Investments Ltd., an indirectly wholly owned subsidiary of XL Group plc, owns a significant minority investment in the Company. Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd. warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and entitle XL Investments Ltd., commencing on July 25, 2013 (120 days following the closing of our IPO) to purchase an aggregate of 3,125,000 shares of our common stock at a per share exercise price equal to 105% of the $15.00 IPO price, or $15.75. XL Global, Inc., a subsidiary of XL Group plc, holds a minority stake in the Manager.

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

Preferred Stock

On January 22, 2013, the Company issued 100 shares of 12.5% Cumulative Non-Voting Redeemable Preferred Stock (“preferred stock”), to 100 investors at $1,000 per share in connection with the Company’s REIT qualification under the Internal Revenue Code. The net proceeds to the Company from this issuance were $67,500 after the deduction of initial set-up, funding and administration fees. The preferred stock was not convertible into common stock and was subject to redemption at any time by the Company at $1,100 per share (plus all accrued and unpaid dividends), provided that the preferred stock was redeemed prior to December 31, 2014. The preferred stock was fully redeemed on March 28, 2013 by the Company at $1,100 per share, or $110,000 in aggregate, and $2,326 was paid by the Company in accrued dividends through the date of redemption.

On December 23, 2013, the Company closed an offering of 800,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share. The net proceeds to the Company from this issuance were $18,060,897 after the deduction of initial set-up, funding and administration fees. The Company will declare quarterly and pay monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

The Manager paid the underwriters at closing of the offering of Series A Preferred Stock $1.25 per share for each share sold in the offering, representing the full underwriting discount payable with respect to the shares sold in the offering.

The Company also granted the underwriters the right to purchase up to an additional 120,000 shares of Series A Preferred Stock from the Company at the offering price of $25 per share within 30 days after the issuance date of Series A Preferred Stock.

Distributions to stockholders

For the 2013 taxable year, the Company has declared dividends to common stockholders totaling $10,082,871, or $1.64 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2013:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
February 15, 2013	February 15, 2013	February 27, 2013	$219,950	$0.03587
March 12, 2013	March 12, 2013	March 28, 2013	$219,950	$0.03587
April 22, 2013	April 22, 2013	April 29, 2013	$960,603	$0.15664
April 22, 2013	May 15, 2013	May 30, 2013	$1,182,280	$0.19278
April 22, 2013	June 14, 2013	June 27, 2013	$1,182,280	$0.19278
June 17, 2013	July 15, 2013	July 30, 2013	$1,182,280	$0.19278
June 17, 2013	August 15, 2013	August 29, 2013	$1,182,280	$0.19278
June 17, 2013	September 16, 2013	September 27, 2013	$1,182,280	$0.19278
September 25, 2013	October 15, 2013	October 30, 2013	$923,656	$0.15061
September 25, 2013	November 15, 2013	November 27, 2013	$923,656	$0.15061
September 25, 2013	December 16, 2013	December 30, 2013	$923,656	$0.15061

 For the 2013 taxable year, the Company has declared and paid dividends to preferred stockholders totaling $2,326, or $23.26 per share.

On December 18, 2013 we declared a dividend of $0.2066 per share on our Series A Preferred Stock for the period December 23, 2013 to January 27, 2014, to holders of record on January 15, 2014.  The dividend was subsequently paid on January 27, 2014.

NOTE 11 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the two-class method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the year ended December 31, 2013 and the period May 16, 2012 (commencement of operations) to December 31, 2012:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2013

NOTE 11 – EARNINGS PER SHARE (Continued)

	Year Ended December 31, 2013		Period May 16, 2012 to December 31, 2012
Net income		$3,226,430		$4,819,306

Less dividends paid:
Common stock	$10,082,871		$-
Unvested share-based
payment awards	44,827		-
		10,127,698		-
Undistributed earnings		$(6,901,268)		$4,819,306

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$-	$1.64	$-	$-
Undistributed earnings	(1.12)	(1.12)	-	2.91
Total	$(1.12)	$0.52	$-	$2.91

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

NOTE 13 – SUBSEQUENT EVENTS

On January 17, 2014 the underwriters exercised their option to purchase an additional 120,000 shares of the Series A Preferred Stock offering. The net proceeds to the Company from this issuance were $2,825,208 after the deduction of fees.

On February 19, 2014, we entered into an underwriting agreement whereby the underwriters agreed to purchase 3,000,000 shares of our common stock from us at a price of $11.30 per share.  On February 25, 2014, we closed on the issuance of 3,000,000 shares of common stock to the underwriters, resulting in total net proceeds of $32.0 million, after deducting estimated offering expenses payable by us.  Additionally, the Company also granted the underwriters the right to purchase up to an additional 450,000 shares of our common stock from us at a price of $11.30 within 30 days after the issuance of the common stock. On March 7, 2014, the underwriters exercised their option to purchase an additional 300,000 shares of common stock, resulting in total net proceeds of approximately $3.1 million, after deducting estimated offering expenses payable by us.

On February 25, 2014, FOAC entered into a Master Repurchase Agreement by and among Credit Suisse First Boston Mortgage Capital LLC, as buyer, FOAC, as seller, and the Company, as guarantor, for the purpose of financing the acquisition of prime jumbo residential mortgage loans and other approved mortgage loans, in furtherance of the Company’s previously announced strategy to aggregate and securitize such loans. The Repurchase Agreement provides for a 364-day facility term with an aggregate maximum capacity of $125,000,000 which is scheduled to mature on February 24, 2015 unless extended pursuant to its terms.

