Form 10-Q
period 2014-03-31
Five Oaks Investment Corp.
filed 2014-05-09
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2014
Common stock, $0.01 par value	10,689,250

FIVE OAKS INVESTMENT CORP.

1

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

March 31, 2014

(unaudited)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $476,097,778 and $444,984,955 for March 31, 2014 and December 31, 2013, respectively)	$482,544,222	$444,984,955
Linked transactions, net, at fair value	61,147,754	33,352,562
Cash and cash equivalents	38,827,217	33,062,931
Restricted cash	15,599,456	13,343,173
Accrued interest receivable	1,129,583	1,045,191
Investment related receivable	504,357	506,892
Derivative assets, at fair value	1,006,390	1,839,154
Other assets	109,650	66,547

Total assets	$600,868,629	$528,201,405

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$435,297,286	$412,172,000
Derivative liabilities, at fair value	5,222,976	839,413
Payable for securities purchased	1,014,045	-
Accrued interest payable	195,309	274,615
Dividends payable	22,361	42,501
Fees and expenses payable to Manager	435,000	330,000
Other accounts payable and accrued expenses	590,858	617,514

Total liabilities	442,777,835	414,276,043

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 920,000 and 800,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	20,839,099	18,060,898
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 10,689,250 and 7,389,250 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively	106,703	73,563
Additional paid-in capital	145,283,129	110,129,489
Accumulated other comprehensive income (loss)	1,310,813	(11,094,954)
Cumulative distributions to stockholders	(14,953,412)	(11,289,370)
Accumulated earnings	5,504,462	8,045,736

Total stockholders' equity	158,090,794	113,925,362

Total liabilities and stockholders' equity	$600,868,629	$528,201,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three	Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Revenues:
Interest income	$3,907,686	$1,027,062
Interest expense	(560,222)	(126,748)

Net interest income	3,347,464	900,314

Other income:
Realized loss on sale of investments, net	(4,208,016)	(105,244)
Unrealized gain and net interest income from Linked Transactions	5,892,193	1,753,842
Realized gain (loss) on derivative contracts, net	(842,767)	(71,293)
Unrealized gain (loss) on derivative contracts, net	(5,132,327)	(521,019)

Total other income (loss)	(4,290,917)	1,056,286

Expenses:
Management fee	467,536	115,140
General and administrative expenses	252,089	122,436
Operating expenses reimbursable to Manager	668,653	180,864
Other operating expenses	129,465	7,250
Compensation expense	80,078	2,796

Total expenses	1,597,821	428,486

Net income (loss)	(2,541,274)	1,528,114

Dividends to preferred stockholders	(480,573)	(2,326)

Net income (loss) attributable to common stockholders	$(3,021,847)	$1,525,788

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(3,021,847)	$1,525,788
Weighted average number of shares of common stock outstanding	8,816,658	2,293,250
Basic and diluted income (loss) per share	$(0.34)	$0.67
Dividends declared per share of common stock	$0.38	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three	Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)

Net income (loss)	$(2,541,274)	$1,528,114

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	6,841,785	(696,697)
Reclassification adjustment for net gain (loss) included in net income	5,563,982	-

Total other comprehensive income (loss)	12,405,767	(696,697)

Less: Dividends to preferred stockholders	(480,573)	(2,326)

Comprehensive income attributable to common stockholders	$9,383,920	$829,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Balance at January 1, 2014	800,000	$18,060,898	7,389,250	$73,563	$110,129,489	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362

Issuance of common stock, net	-	-	3,314,000	33,140	35,208,740	-	-	-	35,241,880

Issuance of preferred stock, net	120,000	2,778,201	-	-	-	-	-	-	2,778,201

Restricted stock compensation expense	-	-	(14,000)	-	(55,100)	-	-	-	(55,100)

Net income (loss)	-	-	-	-	-	-	-	(2,541,274)	(2,541,274)

Other comprehensive income (loss)	-	-	-	-	-	12,405,767	-	-	12,405,767

Common dividends declared	-	-	-	-	-	-	(3,183,469)	-	(3,183,469)

Preferred dividends declared	-	-	-	-	-	-	(480,573)	-	(480,573)

Balance at March 31, 2014	920,000	$20,839,099	10,689,250	$106,703	$145,283,129	$1,310,813	$(14,953,412)	$5,504,462	$158,090,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss) $	(2,541,274)	$1,528,114
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,114,284)	(195,370)
Realized loss on sale of investments, net	4,619,002	105,244
Unrealized (gain) on Linked Transactions, net	(3,906,530)	(1,375,161)
Realized loss on derivative contracts	842,767	16,000
Unrealized loss on derivative contracts	5,132,327	521,019
Restricted stock compensation expense	(55,100)	2,796
Net change in:
Accrued interest receivable	(84,392)	(2,443,366)
Receivable due from Manager	-	(1,127,647)
Other assets	(43,103)	-
Accrued interest payable	(79,306)	25,696
Fees and expenses payable to Manager	105,000	76,948
Other accounts payable and accrued expenses	(26,656)	357,649

Net cash provided by (used in) operating activities	2,848,451	(2,508,078)

Cash flows from investing activities:
Purchase of available-for-sale securities	(120,163,603)	(891,234,058)
Proceeds from sales of available-for-sale securities	83,435,713	-
Payments for sales of derivative contracts and interest expense	(567,361)	-
Proceeds from derivative contracts sold short	24,902,344	-
Payments to cover derivative contracts sold short	(25,093,750)	-
Principal payments from available-for-sale securities	8,069,672	2,694,439
Investment related receivable	2,535	-
Restricted cash	(2,256,283)	(10,341,672)
Payable for securities purchased	1,014,045	-

Net cash used in investing activities	(30,656,688)	(898,881,291)

Cash flows from financing activities:
Net proceeds from issuance of common stock	35,241,880	84,000,000
Net proceeds from issuance of preferred stock	2,778,201	11,307
Redemption of preferred stock	-	(110,000)
Change in deferred offering costs	-	915,512
Dividends paid on common stock	(3,183,469)	(660,733)
Dividends paid on preferred stock	(500,713)	(2,326)
Proceeds from repurchase agreements	1,030,594,286	957,063,000
Principal repayments of repurchase agreements	(1,007,469,000)	(100,078,000)
Net cash received (paid) on securities underlying Linked Transactions	(110,210,375)	650,875
Net cash received from repurchase agreements underlying Linked Transactions	86,321,713	158,000

Net cash provided by financing activities	33,572,523	941,947,635

Net increase in cash and cash equivalents	5,764,286	40,558,266

Cash and cash equivalents, beginning of period	33,062,931	3,608,759

Cash and cash equivalents, end of period	$38,827,217	$44,167,025

Supplemental disclosure of cash flow information
Cash paid for interest	$480,916	$101,052

Non-cash investing and financing activities information
Restricted stock compensation expense	$(55,100)	$2,796
Dividends declared but not paid at end of period	$22,361	$-
Net change in unrealized gain (loss) on available-for-sale securities	$12,405,767	$(696,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation focused on investing primarily in residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities (“Multi-Family MBS”, and together with RMBS, “MBS”), residential mortgage loans, mortgage servicing rights and other mortgage-related investments. The Company is externally managed by Oak Circle Capital Partners LLC (the “Manager”), an asset management firm incorporated in Delaware. The Company’s common stock is listed on the NYSE under the symbol “OAKS.”

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company invests in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company also invests in non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity. Additionally, the Company invests in Multi-Family MBS, which are MBS for which the principal and interest may be sponsored by a U.S. Government agency such as the Government National Mortgage Association or a U.S, Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or may not be sponsored by a U.S. Government agency or a U.S. Government-sponsored entity and may also invest in other mortgage-related investments.

On June 10, 2013, the Company established Five Oaks Acquisition Corp. (“FOAC”) as a wholly owned taxable REIT subsidiary (“TRS”), for the acquisition and disposition of residential mortgage loans. There has been limited activity within FOAC since its inception, primarily focused on licensing and related matters. The Company consolidates its subsidiary under generally accepted accounting principles in the United States of America (“U.S. GAAP”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements. The condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statement of stockholders’ equity and the condensed consolidated statements of cash flows, for the three months ended March 31, 2014 and for the three months ended March 31, 2013, are unaudited.

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiary. All intercompany transactions have been eliminated in consolidation.

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

The Company has evaluated its non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At March 31, 2014 and December 31, 2013, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At March 31, 2014 and December 31, 2013, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in real estate securities as disclosed in the condensed consolidated balance sheets.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Offering Costs

In accordance with Accounting Standards Codification (“ASC”) Subtopic 505-10, the direct costs incurred to issue shares classified as equity, such as legal and accounting fees, should be deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares will be recorded as an asset in the accompanying condensed consolidated balance sheets in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering.

To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

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

Residential Loan Warehouse Facilities

The Company will finance the acquisition of residential mortgage loans through the use of residential loan warehouse facilities. Currently, the Company has one residential loan warehouse facility in place with a financial institution counterparty. Under this warehouse facility the Company has an aggregate borrowing limit of $125 million, none of which has been drawn at March 31, 2014.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 (generally non-Agency RMBS and Multi-Family MBS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

Gains and losses from the sale of available-for-sale securities (“AFS”) are recorded as realized gains (losses) within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statement of operations. Upon the sale of a security, the Company will determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss).

Impairment

The Company evaluates its MBS, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss (“credit” component) and (ii) the amount relating to all other factors (“non-credit” component). Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

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

Certain activities of the Company are conducted through a TRS and therefore are subject to federal and various state and local income taxes. From its inception to date our TRS has had limited activity and did not generate any taxable income.

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

March 31, 2014 (unaudited)

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

Securities

The Company currently invests in Agency RMBS, non-Agency RMBS and Multi-Family MBS.

Designation

The Company classifies its MBS securities as AFS investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of the overall management of its portfolio. All assets classified as AFS are reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of shareholders' equity.

Determination of MBS Fair Value

The Company determines the fair values for the Agency RMBS, non-Agency RMBS and Multi-Family MBS in its portfolio based on obtaining a valuation for each Agency RMBS, non-Agency RMBS and Multi-Family MBS from third-party pricing services, and may also obtain dealer quotes, as described below. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable. The dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security, including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.

The Company obtains pricing data from a primary third-party pricing service for each Agency RMBS, non-Agency RMBS and Multi-Family MBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company shall undertake a review of other available prices and shall take additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company will determine that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific security can be traded in the normal course of business. In making such determination, the Company will follow a series of steps, including review of collateral marks from margin departments of repo counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield analysis of each non-Agency RMBS and Multi-Family MBS based on the pricing data from the primary third-party service data, and a yield analysis of each non-Agency RMBS and Multi-Family MBS based on the pricing data from the primary third-party service and the Company’s cashflow assumptions.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

The Company reviews all pricing of Agency and non-Agency RMBS and Multi-Family MBS used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the Company classifies the security as a Level 2 security. If neither is available, the Company determines the fair value based on characteristics of the security that are received from the issuer and based on available market information received from dealers and classifies it as a Level 3 security.

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

At the inception of a derivative contract, the Company determines whether or not the instrument will be part of a qualifying hedge accounting relationship. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. The changes in fair value of derivatives accounted for as trading instruments are reported in the condensed consolidated statement of operations as unrealized gain (loss) on derivative contracts, net.

The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities (“TBAs”), options, futures, swaps and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in the condensed consolidated balance sheet.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Non-Hedging Activity – Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e. the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction”, unless certain criteria are met. The two components of a linked transaction (MBS purchase and repurchase financing) are accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s condensed consolidated balance sheet in the line item “Linked Transactions, net, at fair value”. Changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense are reported as “Unrealized gain and net interest income from Linked Transactions”, on the Company’s condensed consolidated statement of operations. When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS, and the income recognition yield for such MBS will be calculated prospectively using this new cost basis. (See Notes 7 and 8).

See Note 7 for specific disclosures regarding the location and amounts of derivative instruments in the financial statements and the accounting for derivative instruments and related hedged items.

Non-Agency RMBS and Multi-Family MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this Note, as they are accounted for as derivatives. (See Notes 7 and 8).

The following table presents the Company’s AFS investment securities by collateral type at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Mortgage-backed securities:
Agency
Federal National Mortgage Association	$216,634,743	$237,143,864
Federal Home Loan Mortgage Corporation	191,798,783	145,156,756
Non-Agency	64,537,378	62,684,335
Multi-Family	9,573,318	-
Total mortgage-backed securities	$482,544,222	$444,984,955

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of March 31, 2014 and December 31, 2013:

		March 31, 2014
	Agency	Non-Agency	Multi-Family	Total
Face Value	$408,488,453	$94,896,042	$10,000,000	$513,384,495
Unamortized premium	8,021,210	-	11,493	8,032,703
Unamortized discount
Designated credit reserve	-	(16,823,722)	-	(16,823,722)
Net, unamortized	(2,996,293)	(19,723,712)	(640,062)	(23,360,067)
Amortized Cost	413,513,370	58,348,608	9,371,431	481,233,409
Gross unrealized gain (loss)	(5,079,844)	6,188,770	201,887	1,310,813
Fair Value	$408,433,526	$64,537,378	$9,573,318	$482,544,222

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

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

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
AFS securities sold, at cost	$94,748,794	$-
Proceeds from AFS securities sold	90,620,039	-
Net realized gain (loss) on sale of AFS securities	$(4,128,755)	$-

The following tables present the fair value of AFS investment securities by rate type as of March 31, 2014 and December 31, 2013:

		March 31, 2014
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$279,738,550	$64,537,378	$-	$344,275,928
Fixed rate	128,694,976	-	9,573,318	138,268,294
Total	$408,433,526	$64,537,378	$9,573,318	$482,544,222

	December 31, 2013
	Agency	Non-Agency	Total
Adjustable rate	$170,587,649	$62,684,335	$233,271,984
Fixed rate	211,712,971	-	211,712,971
Total	$382,300,620	$62,684,335	$444,984,955

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

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

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

The following tables present the changes for the three months ended March 31, 2014 and year ended December 31, 2013 of the unamortized net discount and designated credit reserves on our MBS investments.

	March 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(20,024,874)	$(27,477,917)	$(47,502,791)
Accretion of net discount	-	4,048,712	4,048,712
Realized gain on paydowns	-	69,137	69,137
Realized credit losses	2,545,377	-	2,545,377
Release of credit reserves	655,775	-	655,775
Ending balance at March 31, 2014	$(16,823,722)	$(23,360,068)	$(40,183,790)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(19,145,414)	$(25,261,882)	$(44,407,296)
Accretion of net discount	-	2,836,240	2,836,240
Realized gain on paydowns	-	25,262	25,262
Realized credit losses	2,363,284	-	2,363,284
Release of credit reserves	655,775	-	655,775
Ending balance at December 31, 2013	$(16,126,355)	$(22,400,380)	$(38,526,735)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three months ended March 31, 2014, the Company had unrealized gains (losses) on AFS securities of $12,405,767.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present components of interest income on the Company’s AFS securities for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$2,696,219	$60,385	$2,756,604	$795,964	$(31,856)	$764,108
Non-Agency	47,426	1,042,384	1,089,810	34,814	227,226	262,040
Multi-Family	45,034	11,514	56,548	-	-	-
Total	$2,788,679	$1,114,283	$3,902,962	$830,778	$195,370	$1,026,148

NOTE 5 – RESTRICTED CASH

As of March 31, 2014, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Restricted cash balance held by:
Broker counterparties for derivatives trading	$10,567,102	$7,297,667
Repurchase counterparties as restricted collateral	4,944,174	6,015,490
FOAC as minimum required capital	88,180	30,016
Total	$15,599,456	$13,343,173

NOTE 6 – REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.52% at March 31, 2014. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$388,853,000	0.36%	$370,901,000	0.40%
Non-Agency(1)	43,192,000	1.89%	41,271,000	2.09%
Multi-Family(2)	3,252,286	1.14%	-	0.00%
Total	$435,297,286	0.52%	$412,172,000	0.57%

(1)	At March 31, 2014 and December 31, 2013, the Company had repurchase agreements of $85,585,000 and $61,181,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

(2)	At March 31, 2014, the Company had repurchase agreements of $61,917,714 that were linked to Multi-Family MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 6 – REPURCHASE AGREEMENTS (Continued)

At March 31, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities:

	March 31, 2014	December 31, 2013
< 30 days	$377,753,786	$373,422,000
31 to 60 days	13,647,500	38,750,000
61 to 90 days	43,896,000	-
Total	$435,297,286	$412,172,000

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of March 31, 2014.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
North America	$291,309,000	66.92%	24	$314,416,659
Asia (2)	87,082,000	20.01%	18	97,246,553
Europe (2)	56,906,286	13.07%	22	64,434,566
Total	$435,297,286	100.00%	23	$476,097,778

(1) At March 31, 2014, the Company had repurchase agreements of $85,585,000 and $61,917,714 that were linked to Non-Agency RMBS and Multi-Family MBS purchases, respectively, and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

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

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the condensed consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the condensed consolidated statement of operations as a realized loss on derivative contracts. In addition, as set out in Note 3, the Company records Linked Transactions as a forward purchase (derivative) contract at fair value on the condensed consolidated balance sheet. Although Linked Transactions are accounted for as derivative instruments, they are not entered into as part of the Company’s risk management activities and are not designated as hedging instruments.

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of March 31, 2014 and December 31, 2013. The Company’s Linked Transactions are evaluated on a combined basis.

	March 31, 2014
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$7,843	23,000,000	$(5,230,819)	335,000,000
Swaptions	1,006,390	25,000,000	-	-
Linked transactions	61,147,754	-	-	-
Total	$62,161,987	48,000,000	$(5,230,819)	335,000,000

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$237,989	57,000,000	$(1,231,667)	281,000,000
Swaptions	1,770,795	25,000,000	-	-
Futures	154,265	10,000,000	-	-
TBAs	68,359	25,000,000	-	-
Linked transactions	33,352,562	-	-	-
Total	$35,583,970	117,000,000	$(1,231,667)	281,000,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(149,247)	0.66%	1.9	0.0%
Greater than 3 years and less than 5 years	171,000,000	(1,218,679)	1.66%	4.4	0.0%
Greater than 7 years and less than 10 years	95,000,000	(2,137,266)	2.85%	7.4	100.0%
Greater than 10 years	57,000,000	(1,717,784)	3.29%	10.4	100.0%
Total	$358,000,000	$(5,222,976)	2.14%	5.9	42.5%

	December 31, 2013
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(166,619)	0.66%	2.1	0.0%
Greater than 3 years and less than 5 years	151,000,000	(764,807)	1.66%	4.6	0.0%
Greater than 7 years and less than 10 years	95,000,000	(300,242)	2.85%	7.6	100.0%
Greater than 10 years	57,000,000	237,990	3.29%	10.7	100.0%
Total	$338,000,000	$(993,678)	2.17%	6.2	45.0%

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

March 31, 2014 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions(2)	$208,924,455	$(147,776,701)	$61,147,754	$(61,147,754)	$-	$-
Swaptions	1,006,390	-	1,006,390	-	-	1,006,390
Interest rate swaps	7,843	(7,843)	-	-	-	-
Total	$209,938,688	$(147,784,544)	$62,154,144	$(61,147,754)	$-	$1,006,390

	March 31, 2014
				Gross amounts not offset
				in the Balance Sheet (1)

			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
Description	of recognized liabilities	offset in the Balance Sheet	presented in the Balance Sheet	Financial instruments	(Received)/ Pledged	Net amount
Repurchase agreements	$(435,297,286)	$-	$(435,297,286)	$435,297,286	$-	$-
Linked transactions(2)	(147,776,701)	147,776,701	-	-	-	-
Interest rate swaps	(5,230,819)	7,843	(5,222,976)	-	5,222,976	-
Total	$(588,304,806)	$147,784,544	$(440,520,262)	$435,297,286	$5,222,976	$-

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

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

(2) Non-Agency RMBS and Multi-Family MBS securities within a linked transaction serve as collateral for the linked transaction. See Note 3 “Non-Hedging Activity – Linked Transactions” for information on linked transaction arrangements.

Linked Transactions

The Company’s Linked Transactions are accounted for on a net basis and recorded as forward purchase (derivative) contracts at fair value on the Company’s condensed consolidated balance sheets. The fair value of Linked Transactions reflects the value of the underlying Non-Agency RMBS, Multi-Family MBS, the linked repurchase borrowings and accrued interest receivable/payable on such instruments. The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in fair value and net interest income is reported as “Unrealized gain (loss) and net interest income from Linked Transactions” in other income on the Company’s condensed consolidated statement of operations.

The following tables present certain information concerning the Non-Agency RMBS, Multi-Family MBS and repurchase financings underlying the Company’s Linked Transactions as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Non-Agency	Multi-Family	Total
Face Value	$188,950,458	$79,016,602	$267,967,060
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(30,149,067)	-	(30,149,067)
Net, unamortized	(36,451,018)	(2,919,760)	(39,370,778)
Amortized Cost	122,350,373	76,096,842	198,447,215
Gross unrealized gain	9,569,501	596,227	10,165,728
Fair Value	$131,919,874	$76,693,069	$208,612,943

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
	Non-Agency	Multi-Family	Total
Face Value	$148,864,823	$-	$148,864,823
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(29,857,597)	-	(29,857,597)
Net, unamortized	(30,770,386)	-	(30,770,386)
Amortized Cost	88,236,840	-	88,236,840
Gross unrealized gain	6,385,953	-	6,385,953
Fair Value	$94,622,793	$-	$94,622,793

The following tables present the changes for the three months ended March 31, 2014 and year ended December 31, 2013 of the unamortized net discount and designated credit reserves on Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions:

	March 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(38,448,046)	$(41,139,333)	$(79,587,379)
Accretion of net discount	-	1,768,555	1,768,555
Realized credit losses	3,450,617	-	3,450,617
Release of credit reserves	4,848,362	-	4,848,362
Ending balance at March 31, 2014	$(30,149,067)	$(39,370,778)	$(69,519,845)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(37,793,143)	$(34,418,301)	$(72,211,444)
Accretion of net discount	-	3,647,915	3,647,915
Realized credit losses	3,087,184	-	3,087,184
Release of credit reserves	4,848,362	-	4,848,362
Ending balance at December 31, 2013	$(29,857,597)	$(30,770,386)	$(60,627,983)

Linked Repurchase Agreements

	March 31, 2014
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
Citigroup Global Markets, Inc.	65,384,000	44.32%	50	92,038,733
Europe (1)	49,546,714	33.59%	32	63,898,225
North America	23,918,000	16.22%	14	38,800,436
Asia (1)	8,654,000	5.87%	9	13,875,549
Total	$147,502,714	100.00%	36	$208,612,943

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

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

At March 31, 2014, Linked Transactions also included $311,512 of associated accrued interest receivable and $273,987 of accrued interest payable.

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(376,314)	$(4,229,298)	$(4,605,612)
Swaptions	(84,000)	(680,405)	(764,405)
Futures	(191,047)	(154,265)	(345,312)
TBAs	(191,406)	(68,359)	(259,765)
Total	$(842,767)	$(5,132,327)	$(5,975,094)

	Three Months Ended March 31, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(55,293)	$(527,555)	$(582,848)
Swaptions	(16,000)	6,536	(9,464)
Total	$(71,293)	$(521,019)	$(592,312)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following table presents certain information about the components of the unrealized net gain (loss) and net interest income from Linked Transactions included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Interest income attributable to AFS underlying Linked Transactions	$2,582,899	$451,853
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(470,482)	(71,302)
Change in fair value of Linked Transactions included in earnings	3,779,776	1,373,291
Unrealized gain and net interest income from Linked Transactions	$5,892,193	$1,753,842

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 8 – FINANCIAL INSTRUMENTS (continued)

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of March 31, 2014 and December 31, 2013:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	March 31, 2014
Assets:
Residential mortgage-backed securities (a)	$-	$472,970,904	$-	$472,970,904
Multi-Family securities (a)	-	9,573,318	-	9,573,318
Linked transactions (b)	-	61,147,754	-	61,147,754
Interest rate swaps	-	7,843	-	7,843
Swaptions	-	1,006,390	-	1,006,390
Total	$-	$544,706,209	$-	$544,706,209

Liabilities:
Interest rate swaps	$-	$(5,230,819)	$-	$(5,230,819)
Total	$-	$(5,230,819)	$-	$(5,230,819)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2013
Assets:
Residential mortgage-backed securities (a)	$-	$444,984,955	$-	$444,984,955
Linked transactions (b)	-	33,352,562	-	33,352,562
TBAs	-	68,359	-	68,359
Interest rate swaps	-	237,989	-	237,989
Swaptions	-	1,770,795	-	1,770,795
Futures	154,265	-	-	154,265
Total	$154,265	$480,414,660	$-	$480,568,925

Liabilities:
Interest rate swaps	$-	$(1,231,667)	$-	$(1,231,667)
Total	$-	$(1,231,667)	$-	$(1,231,667)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.
(b)	For more detail about the fair value of the Company’s Linked Transactions, see Note 3 and Note 7.

During the three months ended March 31, 2014 and year ended December 31, 2013, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of March 31, 2014 and December 31, 2013, the Company did not have any Level 3 securities.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

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

For the three months ended March 31, 2014, the Company incurred management fees of $467,536 of which $175,000 was accrued but had not been paid.

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

For the three months ended March 31, 2014, the Company incurred reimbursable expenses of $668,653.

Manager Equity Plan

The Company has adopted a Manager Equity Plan under which the Company may compensate the Manager and the Company’s independent directors, consultants or officers who it may employ in the future. In turn, the Manager, in its sole discretion, will grant such awards to its directors, officers, employees or consultants. The Company will be able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award.

Stock based compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company’s common stock.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually vesting in full on the anniversary of each grant date. As of the closing ofthe Company’s initial public offering (the “IPO”), the Company’s board of directors granted to each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50. On March 27, 2014, the 4,500 shares of restricted stock granted to the independent directors fully vested.

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $211,850 based on the closing price of the Company’s common stock on March 31, 2014 of $11.15. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2014, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $34,928.

For the three months ended March 31, 2014, the Company recognized compensation expense related to restricted common stock of $45,078. The Company has unrecognized compensation expense of $106,099 as of March 31, 2014 for unvested shares of restricted common stock. As of March 31, 2014, the weighted average period for which the unrecognized compensation expense will be recognized is 10.2 months.

NOTE 10 – STOCKHOLDERS’ EQUITY

Ownership and Warrants

As a result of the May 2012 and March 2013 private offerings of common stock to XL Investments Ltd, an indirectly wholly owned subsidiary of XL Group plc, owns a significant minority investment in the Company. Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and entitle XL Investments Ltd, commencing on July 25, 2013 (120 days following the closing of our IPO) to purchase an aggregate of 3,125,000 shares of our common stock at a per share exercise price equal to 105% of the $15.00 IPO price, or $15.75. XL Global, Inc., a subsidiary of XL Group plc, holds a minority stake in the Manager.

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 10,689,250 and 7,389,250 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

On February 19, 2014, the Company issued 3,000,000 shares of common stock for $11.30 per share. Net proceeds to the Company were $31,927,377, net of issuance costs of $1,972,623.

The Company granted the underwriters the right to purchase up to an additional 450,000 shares of common stock from the Company at the offering price of $11.30 per share within 30 days after the issuance date of the common stock. The underwriters exercised their right and purchased 300,000 shares of common stock at the offering price of $11.30 per share on March 7, 2014, resulting in net proceeds of $3,214,325, after deducting underwriting costs of $175,675.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 920,000 and 800,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share issued and outstanding as of March 31, 2014 and December 31, 2013. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

The Company granted the underwriters the right to purchase up to an additional 120,000 shares of Series A Preferred Stock from the Company at the offering price of $25.00 per share within 30 days after the issuance date of Series A Preferred Stock. The underwriters fully exercised their right and purchased 120,000 shares of Series A Preferred Stock at $25.00 per share on January 24, 2014, resulting in net proceeds of $2,778,201, after deducting underwriting costs of $221,799.

Distributions to stockholders

For the 2014 taxable year, the Company has declared dividends to common stockholders totaling $3,183,469, or $0.36 per share. The following table presents cash dividends declared by the Company on its common stock for the three months ended March 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 30, 2013	January 15, 2014	January 30, 2014	$923,656	$0.10410
December 30, 2013	February 14, 2014	February 27, 2014	$923,656	$0.10410
December 30, 2013	March 17, 2014	March 28, 2014	$1,336,156	$0.15059

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the three months ended March 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 23, 2013	January 15, 2014	January 27, 2014	$165,280	$0.20660
December 23, 2013	February 14, 2014	February 27, 2014	$167,716	$0.18230
December 23, 2013	March 17, 2014	March 27, 2014	$167,716	$0.18230

NOTE 11 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2014 and March 31, 2013:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (unaudited)

NOTE 11 – EARNINGS PER SHARE

	Three Months Ended	Three Months Ended
$ and shares in thousands	March 31, 2014	March 31, 2013
Numerator (Income):
Net income (loss) available to common shareholders	$(3,021,847)	$1,525,788
Dilutive net income (loss) attributable to common shareholders	$(3,021,847)	$1,525,788

Denominator (Weighted Average Shares):

Basic Earnings:
Shares available to common shareholders	8,807,028	2,293,250
Effect of dilutive securities:
Restricted share awards	9,631	28,369
Dilutive shares	8,816,659	2,321,619

The following potential common shares were excluded from basic and diluted earnings per share for the three months ended March 31, 2014 as the Company had a net loss for the period: 22,958 for Restricted Stock Awards.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “report,” we refer to Five Oaks Investment Corp. as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Oak Circle Capital Partners LLC, as our “Manager” or “Oak Circle”.

The following discussion should be read in conjunction with our financial statements and the accompanying notes to our financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2013,or our 2013 Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 12, 2014..

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on these forward looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our Annual Report on Form 10-K filed with the SEC, on March 12, 2014, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

Overview

We are a Maryland corporation focused on investing in, financing and managing a leveraged portfolio of mortgage-backed securities, or MBS, including non-Agency and Agency residential mortgage-backed securities, or RMBS, Multi-Family MBS, residential mortgage loans and other mortgage-related investments, which we collectively refer to as our target assets.

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

We finance our current investments in Agency RMBS, Non-Agency RMBS (including non-Agency RMBS underlying Linked Transactions) and Multi-Family MBS primarily through short-term borrowings structured as repurchase agreements.

We are externally managed and advised by Oak Circle pursuant to a management agreement between us and Oak Circle. Oak Circle, which was formed for the purpose of becoming our Manager, manages us exclusively and, unless and until Oak Circle agrees to manage any additional investment vehicle, it will not have to allocate investment opportunities in our target assets with any other REIT, investment pool or other entity. As our Manager, Oak Circle implements our business strategy, performs investment advisory services and activities with respect to our assets and is responsible for performing all of our day-to-day operations. Oak Circle is an investment adviser registered with the SEC.

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

First Quarter 2014 Highlights

•	On February 24, 2014, we completed a public offering of 3,000,000 shares of common stock, resulting in net proceeds to us of $31.9 million. On March 7, 2014, the underwriters purchased an additional 300,000 shares of common stock, resulting in additional net proceeds of $3.2 million, for total net proceeds of $35.1 million.

•	We delivered a positive economic return on common equity of 1.9% for the quarter, or 7.6% annualized, comprised of $0.38 dividend per common share more than offsetting a modest $0.13 decrease in net book value per share, in the context of a quarter where we meaningfully increased our capital base.

•	On February 25, 2014, our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp., or FOAC, entered into a Master Repurchase Agreement by and among Credit Suisse First Boston Mortgage Capital LLC, as buyer, FOAC, as seller, and the Company, as guarantor, for the purpose of financing the acquisition of prime jumbo residential mortgage loans and other approved mortgage loans, in furtherance of the Company’s previously announced strategy to aggregate and securitize such loans. The Repurchase Agreement provides for a 364-day facility term with an aggregate maximum capacity of $125,000,000 which is scheduled to mature on February 24, 2015 unless extended pursuant to its terms.

•	During the quarter, we made our first investments in Multi-Family MBS, representing subordinated tranches on several Freddie Mac K-Series transactions. Although we continue to bid on the most junior, or equity, tranches of new issue securitizations sponsored by Freddie Mac, the investments that we made during the quarter represent secondary market purchases of subordinated tranches rated investment grade, and senior in priority to the first loss tranches.

•	With Multi-Family MBS further broadening the range of our credit investments, we also continued to reduce our 30-year fixed-rate Agency RMBS in favor of hybrid ARMs, and thus further sought to reduce our aggregate sensitivity to interest rates.

Factors Impacting Our Operating Results

The results of our operations will be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, will vary primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, on our MBS. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our MBS. Our operating results will also be affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the residential real estate markets, including prepayment rates, credit and interest rate levels.

Market conditions.    Due to the significant repricing of real estate assets after the 2007-2008 financial crisis, and the continuing uncertainty in the direction of the real estate markets, we believe a void in the debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the residential real estate market have resulted in an "over-correction" in the repricing of real estate assets, and although prices in many markets have since recovered, there remain opportunities for us to capitalize on these market dislocations and the increasing need for private capital in the U.S. mortgage market.

During the first quarter of 2014, financial markets increasingly adjusted to the Federal Reserve’s policy of tapering. On December 18, 2013, the U.S. Federal Reserve announced that in light of improved economic conditions, starting in January 2014, it would reduce its monthly purchases of Agency RMBS and longer-term Treasury securities to $35 billion and $40 billion, respectively. On January 29, 2014, the Federal Reserve announced that it would further reduce its monthly purchases of Agency RMBS and Treasury securities to $30 billion and $35 billion, respectively, and on March 19, 2014, an additional reduction of monthly purchases was announced to $25 billion and $30 billion for Agency RMBS and Treasury securities, respectively. Starting the year at 3.0%, the 10-year Treasury yield briefly traded above this level, before trending down as low as 2.6% in early March, and ending the quarter at 2.73%. While this would suggest that markets are increasingly sanguine about continued tapering, and while we continue to believe that mortgage-related assets offer attractive investment opportunities for us, the potential for renewed fixed income and mortgage market volatility remains. We expect that market conditions will continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Changes in market interest rates.    With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our MBS portfolio to decline; (2) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our MBS portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts; (2) the value of our MBS portfolio to increase; (3) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Prepayment speeds.    Prepayment speeds, as reflected by the CPR, vary according to interest rates, the type of residential mortgage loan, conditions in financial markets and housing markets, availability of residential mortgages, borrowers' credit profiles, competition and other factors, none of which can be predicted with any certainty. CPR, expressed as a percentage over a pool of residential mortgages, is the rate at which principal is expected to prepay in the given year (usually the next one). For example, if a certain residential mortgage loan pool has a CPR of 9%, then 9% of the existing pool principal outstanding is expected to prepay over the next year. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their residential mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, however, prepayment speeds tend to increase. When house price appreciation is positive, prepayment rates may increase, and when house prices depreciate in value, prepayment rates may decline. For RMBS purchased at a premium, as prepayment speeds increase, the amount of income we will earn on these investments will be less than expected because the purchase premium we will pay for the bonds amortizes faster than expected. Conversely, decreases in prepayment speeds result in income greater than expected and can extend the period over which we amortize the purchase premium. For RMBS purchased at a discount, as prepayment speeds increase, the amount of income we will earn will be greater than expected because of the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in income less than expected and can extend the period over which we accrete the purchase discount into interest income. Generally, our Multi-Family MBS investments are not subject to prepayment risk, because scheduled repayments on the underlying multi-family mortgage loans are allocated to the most senior security in each transaction, and unscheduled repayments are held in the trust until the maturity date of the MBS securities. As a result, our Multi-Family MBS investments are scheduled to be repaid in full on a bullet maturity date.

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

Credit risk.    We expect to be subject to varying degrees of credit risk in connection with our Non-Agency RMBS and Multi-Family MBS investments. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and purchasing such assets at appropriate discounted prices. These discounted purchase prices will take into account any available credit support and estimated expected losses in seeking to produce attractive loss-adjusted returns. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. GSE reform efforts continued in the first quarter of 2014, when the two most senior members of the Senate Banking Committee, Senators Tim Johnson and Mike Crapo, released a proposed bill (the “Johnson-Crapo Bill”). Broadly modeled on earlier proposed legislation such as the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker- Warner bill, the final outcome of the Johnson-Crapo Bill remains uncertain, but we expect discussion and debate to continue through at least the balance of 2014. It remains unclear whether these or any other proposals will become law or, should such a proposal become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how the proposals would impact housing finance, and what impact, if any, it will have on mortgage REITs.

For a discussion of additional risks relating to our business see “Risk Factors” in our 2013 Annual Report.

Investment Activities

As of March 31, 2014, on a GAAP basis we had increased our overall investments in MBS to $482.5 million, compared to $445.0 million as of December 31, 2013. Within this total, we had increased our Agency RMBS from $382.3 million to $408.4 million, increased our Non-Agency RMBS from $62.7 million to $64.5 million, and made an initial investment of $9.6 million in Multi-Family MBS, from quarter-end to quarter-end. As of March 31, 2014, we owned $691.2 million of MBS on a non-GAAP basis (including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions), of which $408.4 million was in Agency RMBS, $196.5 million was in Non-Agency RMBS and $86.3 million was in Multi-Family MBS. Of the $196.5 million, $132.0 million was in Non-Agency RMBS underlying Linked Transactions and of the $86.3 million, $76.7 million was in Multi-Family MBS underlying Linked Transactions. As of March 31, 2014, we had entered into master repurchase agreements with 26 counterparties, and we had borrowed $435.3 million, on a GAAP basis, and $582.8 million, on a non-GAAP basis (including the repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) under 16 of these agreements. This compares to $412.2 million, on a GAAP basis, and $473.4 million, on a non-GAAP basis, respectively, as of December 31, 2013. The increase in borrowings between periods is a result of the increase in investment activity following our February 2014 common stock offering and the March 7, 2014 exercise of the “green shoe”. We have also entered into interest rate swap and swaption agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. During the first quarter we increased the notional amount of swap agreements to $358.0 million, compared to $338.0 million as of December 31, 2013. We maintained the notional amount of our swaption agreements at $25.0 million as of March 31, 2014, while increasing the range of other derivative instruments used during the quarter to help mitigate interest rate and other market risks, including Agency to be announced securities, or TBAs, and U.S. Treasury futures. We used TBAs and futures during the period, but there were no TBAs or futures outstanding as of March 31, 2014.

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

As of March 31, 2014, we borrowed 2.8 times our stockholders' equity (calculated in accordance with GAAP); 3.7 times after including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis), representing a meaningful reduction from 3.6 times and 4.2 times, respectively, as of December 31, 2013. We expect our leverage (on both a GAAP and non-GAAP basis) will range between three and six times the amount of our stockholders' equity, depending upon the relative allocation to Agency RMBS, Non-Agency RMBS and Multi-Family MBS. We expect to borrow between six and nine times the amount of our stockholders' equity in acquiring Agency RMBS, between one and two times when acquiring Legacy Non-Agency RMBS, between one and three times when acquiring Multi-Family MBS, and between one and three times when acquiring New Issue Non-Agency RMBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility. The reduction in our leverage during the period was principally due to capital raises during the quarter and our continuing to transition our portfolio into lower levered Non-Agency RMBS and Multi-Family MBS. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. We enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. Going forward, as we seek to continue expanding the range of available financing sources, we may borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio. Nonetheless, we expect that the preponderance of our sources of collateralized borrowings (78.2% as of March 31, 2014) will continue to either have an investment grade rating directly or be part of a group of companies which includes an institution that has such a rating.

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

As of March 31, 2014, our Agency RMBS portfolio had a weighted average nominal coupon of 2.74% at a weighted average amortized cost of $101.2 per $100 of nominal, or face, value, or $413.5 million total cost. As of March 31, 2014, the weighted average market price of our Agency portfolio was $100.0 per $100 of nominal, or face, value, or $408.4 million in the aggregate. All of our Agency securities represent whole pool securities.

As of March 31, 2014, our Non-Agency RMBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 0.36% at a weighted average amortized cost of $61.5 per $100 of nominal, or face, value, or $58.3 million total cost. As of March 31, 2014, the weighted average market price of our Non-Agency RMBS portfolio, on a GAAP basis, was $68.0 per $100 of nominal, or face, value, or $64.5 million in the aggregate.

As of March 31, 2014, our Multi-Family MBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 3.79% at a weighted average amortized cost of $93.7 per $100 of nominal, or face, value, or $9.4 million total cost. As of March 31, 2014, the weighted average market price of our multi-family RMBS portfolio, on a GAAP basis, was $95.7 per $100 of nominal, or face, value, or $9.6 million in aggregate.

As of March 31, 2014, our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) had a weighted average nominal coupon of 0.38% at a weighted average amortized cost of $63.7 per $100 of nominal, or face, value, or $180.7 million total cost. As of March 31, 2014, the weighted average market price of our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) was $69.2 per $100 of nominal, or face, value, or $196.4 million in the aggregate.

As of March 31, 2014, our Multi-Family MBS portfolio on a non-GAAP basis (including Multi-Family MBS underlying Linked Transactions) had a weighted average nominal coupon of 4.28% at a weighted at a weighted average amortized cost of $96.0 per $100 of nominal, or face, value, or $85.5 million total cost. As of March 31, 2014, the weighted average market price of our Multi-Family MBS portfolio on a non-GAAP basis (including multi-family RMBS underlying Linked Transactions) was $96.9 per $100 of nominal, or face, value, or $86.6 million in aggregate.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of March 31, 2014: (1) as reported in accordance with GAAP, which excludes the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions, (2) to show separately the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions; and (3) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions combined with our GAAP-reported MBS):

GAAP Basis

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$3,012	$72	$-	$3,084	$(70)	$3,014	2.50%	1.99%
30 year fixed-rate	124,934	7,078	-	132,012	(6,331)	125,681	3.50%	2.70%
Hybrid ARMS	280,543	(2,125)	-	278,418	1,321	279,739	2.41%	2.76%

Total Agency RMBS	408,489	5,025	-	413,514	(5,080)	408,434	2.74%	2.74%

Multi-Family MBS Excluding Linked Transactions	10,000	(629)		9,371	202	9,573	3.79%	4.79%
Non-Agency RMBS Excluding Linked Transactions	94,896	(19,724)	(16,824)	58,348	6,189	64,537	0.36%	7.83%
Total/Weighted Average (GAAP)	$513,385	$(15,328)	$(16,824)	$481,233	$1,311	$482,544	2.32%	3.39%

Non-GAAP Adjustments

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-%	-%
30 year fixed-rate	-	-	-	-	-	-	-%	-%
Hybrid ARMS	-	-	-	-	-	-	-%	-%

Total Agency RMBS	-	-	-	-	-	-	-%	-%

Multi-Family MBS Linked Transactions	79,016	(2,919)		76,097	596	76,693	4.34%	4.97%
Non-Agency RMBS Linked Transactions	188,950	(36,451)	(30,149)	122,350	9,570	131,920	0.39%	8.06%
Total/Weighted Average (GAAP)	$267,966	$(39,370)	$(30,149)	$198,447	$10,166	$208,613	1.56%	6.88%

Non-GAAP Basis

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$3,012	$72	$-	$3,084	$(70)	$3,014	2.50%	1.99%
30 year fixed-rate	124,934	7,078	-	132,012	(6,331)	125,681	3.50%	2.70%
Hybrid ARMS	280,543	(2,125)	-	278,418	1,321	279,739	2.41%	2.76%

Total Agency RMBS	408,489	5,025	-	413,514	(5,080)	408,434	2.74%	2.74%

Multi-Family MBS Including Linked Transactions	89,017	(3,548)		85,469	798	86,267	4.28%	4.95%
Non-Agency RMBS Including Linked Transactions	283,847	(56,175)	(46,973)	180,699	15,758	196,457	0.38%	7.99%
Total/Weighted Average (GAAP)	$781,353	$(54,698)	$(46,973)	$679,6821	$11,476	$691,158	2.06%	4.41%

(1)Weighted average coupon is presented net of servicing and other fees.

(2)Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions), at fair value, according to their estimated weighted average life classifications as of March 31, 2014:

March 31, 2014 Fair Value
Less than one year	$-
Greater than one year and less than five years	34,469,071
Greater than or equal to five years	656,688,094
Total	$691,157,165

The following table presents certain information about the carrying value of our available for sale, or AFS, MBS and the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions, as of March 31, 2014:

	GAAP Basis (AFS RMBS- Excluding Linked Transactions)	Non-GAAP Adjustments (Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions)	Non-GAAP Basis (Combined)
Principal balance	$513,384,495	$267,967,060	$781,351,555
Unamortized premium	8,032,703		8,032,703
Unamortized discount
Designated credit reserve	(16,823,722)	(30,149,067)	(46,972,789)
Net, unamortized	(23,360,067)	(39,370,778)	(62,730.845)
Amortized cost	481,233,409	198,447,215	679,680,624
Gross unrealized gains	1,310,812	10,165,728	11,476,541
Carrying value/estimated fair values	$482,544,222	$208,612,943	$691,157,165

For financial statement reporting purposes, GAAP requires us to account for certain of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as Linked Transactions. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis do not include Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions. However, in managing and evaluating the composition and performance of our MBS portfolio, we do not view the purchase of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as transactions that are linked. We therefore have also presented certain information that includes the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

Variances between GAAP and Tax Income.    Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income. In accordance with GAAP, a portion of the purchase discounts on our Non-Agency RMBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income. In addition, under GAAP, certain Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency RMBS and Multi-Family MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security. Our total MBS portfolio for tax purposes differs from our portfolio reported for GAAP. These differences are primarily due to the fact that for tax purposes Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions are included in our tax portfolio. In addition, for bonds common to both tax and GAAP-reported portfolios, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.

Financing and other liabilities.    We have entered into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of March 31, 2014, we had entered into repurchase agreements totaling $435.3 million, on a GAAP basis, and $582.8 million, on a non-GAAP basis, of which $147.5 million are repurchase agreements underlying Linked Transactions. As addressed under “Investment Activities” above, we are expanding the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2014 to March 31, 2014 on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions):

	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to March 31, 2014	$418,399,839	$435,297,286	$435,297,286

	Repurchase Agreements
Non-GAAP (Includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to March 31, 2014	$523,863,644	$582,800,000	$582,800,000

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

As of March 31, 2014, we had entered into nine interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $358 million of borrowings under our repurchase agreements. Certain of these agreements have forward start dates, accordingly our obligation to pay the fixed rate and our right to receive the floating rate has not yet become effective. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates, and in addition, during the period we also employed both TBAs and U.S. Treasury futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following table summarizes our hedging activity as of March 31, 2014:

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay		Receive Rate		Maturity Years
3 years or less	35,000,000	(149,247)	0.66%		0.19%		1.9
Greater than 5 years and less than 7 years	171,000,000	(1,218,679)	1.66%		0.23%		4.4
Greater than 7 years and less than 10 years*	95,000,000	(2,137,266)	2.85	*%	0.00	*%	7.4
Greater than 10 years*	57,000,000	(1,717,784)	3.29	*%	0.00	*%	10.4
Total	358,000,000	(5,222,976)	1.49	*%	0.23	*%	5.9

*Forward-starting swaps. Fixed rate pay and floating rate receive rates are excluded from the calculation of totals.

	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
2 years or less	336,000	1,006,390	1.0	25,000,000	3.00%	10.0

Stockholders’ Equity and Book Value Per Share

As of March 31, 2014, our stockholders’ equity was $158.0 million, and our book value per common share was $12.84 on a basic and fully diluted basis. Our stockholders’ equity increased from $113.9 million as of December 31, 2013 due to our common stock offering during the first quarter, while book value per common share was down a modest 1.0% from the year-end level of $12.97, primarily due to our follow-on common stock offering expenses.

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

Capital Allocation

The following table sets forth our allocated capital by investment type at March 31, 2014:

	Capital Allocation*	% Capital Allocation*
Security Type
Agency RMBS	$30,307,677	19.17%
Cash and other, net	$38,031,779	24.06%
Non-Agency RMBS	$68,298,614	43.20%
Multi-Family MBS	$21,452,724	13.57%
Net	$158,090,794	100.00%

*Capital allocation and percentages reflect the fair value of investments, net of associated assets and liabilities, including the fair value of interest rate derivatives. Cash and other, net, represents cash and other assets and liabilities not specifically allocable to individual investments.

Results of Operations

The table below presents certain information from our Statement of Operations for the period January 1, 2014 to March 31, 2014 and the period January 1, 2013 to March 31, 2013:

	Period from January 1, 2014 to March 31, 2014	Period from January 1, 2013 to March 31, 2013
Revenues:
Interest income	$3,907,686	$1,027,062
Interest expense	(560,222)	(126,748)
Net interest income	3,347,464	900,314
Other income:
Realized loss on sale of investments, net	(4,208,016)	(105,244
Unrealized gain and net interest income from Linked Transactions	5,892,193	1,753,842
Realized loss on interest rate swap agreements	(842,767)	(71,293)
Unrealized loss on interest rate swap and swaption agreements	(5,132,327)	(521,019)
Total other income	(4,290,917)	1,056,286
Expenses:
Management fee	467,536	115,140
General and administrative expenses	252,089	122,436
Operating expenses reimbursable to our Manager	668,653	180,864
Other operating expenses	129,465	7,250
Compensation Expense	80,078	2,796
Total expenses	1,597,821	428,486
Net income	$(2,541,274)	$1,528,114
Dividends to preferred stockholders	(480,573)	(2,326
Net income attributable to common stockholders	$(3,021,847)	$1,525,788
Earnings per share
Net income attributable to common stockholders (basic and diluted)	$(3,021,847)	$1,525,788
Weighted average number of shares of common stock outstanding	8,816,658	2,293,250
Basic and diluted income per share	$(0.34)	$0.67
Dividends declared per share of common stock	$0.38	$0.19

Net Income Summary

We completed our IPO and concurrent private placement on March 27, 2013, and consequently we only generated income from the investment of the net proceeds of these offerings for a non-meaningful few days of that quarter. We completed a follow-on offering of common stock in February 2014. Accordingly, the comparability of information between the three months ended March 31, 2013 and the three months ended March 31, 2014 is materially affected.

For the three months ended March 31, 2014, our net loss was $3,021,847 or $0.34, basic and diluted net loss per average share available to common stockholders, compared with net income of $1,525,788 or $0.67, basic net income per share and $0.66 diluted net income per share, respectively, for the three months ended March 31, 2013. The principal drivers of this net loss represent components of other income (loss), as discussed below.

Interest Income and Interest Expense

An important source of income is net interest income. For the three months ended March 31, 2014, and the three months ended March 31, 2013, our interest income was $3,907,686 and $1,027,062, respectively. Our interest expense was $560,222 and $126,748, respectively, for the three months ended March 31, 2014 and the three months ended March 31, 2013. The year-over-year increases in interest income was primarily a result of the increase in the yield on our portfolio holdings, even as we have reduced the portfolio size by progressively reducing our allocation to Agency RMBS. The reduction in our interest expense between periods is reflective of the lower leverage applied to Non-Agency RMBS and Multi-Family MBS as compared to Agency RMBS, and the resultant reduction in repurchase agreement financing. We have determined that excluding purchased accrued interest from both our interest income and interest expense line items in our statement of operations will more closely align the presentation of these items with the manner in which we calculate asset yields and repurchase agreement financing costs. Accordingly, purchased accrued interest is excluded from our interest income and interest expense for the three months ended March 31, 2014, and the three months ended March 31, 2013.

Net Interest Income

For the three months ended March 31, 2014, and the three months ended March 31, 2013, our net interest income was $3,347,464 and $900,313, respectively, with the increase reflecting the investment activity noted above. Our net interest income is unaffected by the change in presentation of purchased accrued interest noted above.

Other Income

For the three months ended March 31, 2014, our other income represented a loss of $4,290,917, which primarily reflects the impact of net realized losses on sales of investments of $4,208,016, net unrealized losses on interest rate hedges of $5,132,327 and net realized losses of $842,767 on interest rate hedges which in aggregate more than offset unrealized gain and net interest income on our Linked Transactions of $5,892,193. It is worth noting that unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the three months ended March 31, 2013, other net income totaled $1,056,286, comprising unrealized gain and net interest income from Linked Transactions of $1,753,842, partially offset by aggregate realized and unrealized losses on interest rate hedges and sales of investments of $697,556.

Expenses

We incurred management fees of $467,536 for the three months ended March 31, 2014 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $1,130,285, of which $668,653 was payable to our Manager and $461,632 was payable directly by us.  Our general and administrative expenses of $252,089 for the period ended March 31, 2014 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

For the three months ended March 31, 2013, we incurred management fees and other operating expenses of $115,140, and $313,346, respectively. Both management fees and other operating expenses generally increase in line with average stockholders’ equity, and this accounts for the increase in period over period expenses.

Net Income and Return on Equity

Our net loss was $3,021,847 for the three months ended March 31, 2014, after accounting for preferred stock dividends of $480,573, representing an annualized loss of 9.76% on average stockholders' equity of $125,619,213.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of other comprehensive income (“OCI”). For the three months ended March 31, 2014, our comprehensive income attributable to common stockholders was $9,383,920, which included $12,405,767 in total other comprehensive income, more than offsetting the net loss for the period. This represents an annualized return of 30.30% on average stockholders’ equity. Annualized returns may not be indicative of the Company’s ongoing earnings capacity, and there can be no assurance that an annualized quarterly return is or may be sustainable.

For the three months ended March 31, 2013, our net income was $1,525,788 representing an annualized return of 20.12% on average stockholders' equity of $30,760,422.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from the issuance of common and preferred stock, or Equity Sales, net cash provided by operating activities, cash from repurchase agreements and other financing arrangements and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. We currently finance Agency and Non-Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements.

As of March 31, 2014, our source of funds, apart from our Equity Sales consisted of net proceeds from repurchase agreements totaling $435.3 million, on a GAAP basis, and $582.8 million, on a non-GAAP basis, including $147.5 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.52%, on a GAAP basis, and 0.83%, on a non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS, including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions. We generally target a debt-to-equity ratio with respect to our Agency RMBS of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS, between one and three times when acquiring Multi-Family MBS and between one and three times when acquiring New Issue Non-Agency RMBS. As of March 31, 2014, we had an overall debt-to-equity ratio of 2.8:1 (calculated using balances determined under GAAP), or 3.7:1 when including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). The repurchase obligations mature and reinvest every 30 to 180 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of March 31, 2014, we had established 26 repurchase borrowing arrangements with various investment banking firms and other lenders, and as of March 31, 2014, we had outstanding borrowings with 14 of these lenders totaling $435.3 million, on a GAAP basis, and $582.8 million, on a non-GAAP basis, including $147.5 million from repurchase agreements underlying Linked Transactions. In addition to the foregoing, on February 25, 2014, our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp., or FOAC, entered into a Master Repurchase Agreement by and among Credit Suisse First Boston Mortgage Capital LLC, as buyer, FOAC, as seller, and the Company, as guarantor for the purpose of financing the acquisition of prime jumbo residential mortgage loans and other approved mortgage loans, in furtherance of the Company’s previously announced strategy to aggregate and securitize such loans. The Repurchase Agreement provides for a 364-day facility term with an aggregate maximum capacity of $125,000,000 which is scheduled to mature on February 24, 2015 unless extended pursuant to its terms. As of March 31, 2014, we have not utilized this facility.

Under repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, repurchase agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our repurchase agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our repurchase facilities, the haircuts range from a low of 3% to a high of 50%, and the weighted average haircut was 12.5% as of March 31, 2014. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As of March 31, 2014, we had unrestricted cash and cash equivalents of $38.8 million available to meet margin calls on our repurchase agreements (including those repurchase agreements underlying Linked Transactions) and derivative instruments, compared to $33.1 million as of December 31, 2013. Accordingly, based on our leverage level and liquidity position as of March 31, 2014, if the decline in market value of our securities collateralizing our repurchase facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, then we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended March 31, 2014, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a repurchase agreement, we may use the collateral immediately for borrowing under a new repurchase agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency and Non-Agency RMBS and Multi-Family MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2014 to March 31, 2014

We had the following contractual borrowing under repurchase agreements as of March 31, 2014 (dollar amounts in thousands) on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions):

GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$435,298	$435,298	-	-	-
Total contractual obligations	$435,298	$435,298	-	-	-

Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year *	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$582,800	$582,800	-	-	-
Total contractual obligations	$582,800	$582,800	-	-	-

*Includes $147,500 of repurchase agreements underlying Linked Transactions.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2014.

Off-Balance Sheet Arrangements

Our Linked Transactions are comprised of Non-Agency RMBS and Multi-Family MBS, associated repurchase agreement financing and interest receivable/payable on such accounts. To the extent these transactions become unlinked in the future, the underlying Non-Agency RMBS and Multi-Family MBS, the associated repurchase agreement financing and the associated interest income and expense will be presented on a gross basis on our balance sheet and statement of operations, prospectively.

As of March 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On March 25, 2014, we announced that our board of directors declared monthly cash dividend rates for the second quarter of 2014 of $0.125 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including MBS underlying Linked Transactions, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including MBS that are a component of our Linked Transactions. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including MBS underlying our Linked Transactions) as of March 31, 2014 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	March 31, 2014
	Non-Agency RMBS(1)	Multi- Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of securities	24	8	17
Carrying value/ estimated fair value	$196,457,253	$86,266,387	$408,433,525
Amortized cost	$180,698,980	$85,468,272	$413,513,371
Current par value	$283,846,501	$89,016,602	$408,488,453
Ratio of carrying value to current par value	69.2%	96.9%	100.0%
Ratio of amortized cost to current par value	63.7%	96.0%	101.2%
Net weighted average coupon	0.39%	4.28%	2.74%
One month CPR(i)	6.9%	NA	3.7%

Non-Agency RMBS Charecteristics

March 31, 2014(1)

Collateral Attributes:
Weighted average loan age (months)	92
Weighted average original loan-to-value	75.6%
Weighted average original FICO(ii)	690
Weighted average loan size	349
Current Performance:
60+ day delinquencies	28.4%
Average credit enhancement(iii)	1.0%

	March 31, 2014(1)
	Fair Value	% of Non-Agency RMBS
Coupon Type:
Fixed rate	$-	0.0%
Hybrid or floating	$196,457,253	100.0%
Collateral Type:
Prime	$-	0.0%
Alt-A	$156,359,078	79.6%
Subprime	$40,098,175	20.4%
New Issue	$-	0.0%
Loan Origination Year:
2007	$59,784,358	30.4%
2006	$122,740,213	62.5%
Pre-2006	$13,932,682	7.1%

(1) Includes Non-Agency RMBS underlying our Linked Transactions at March 31, 2014 on a combined, non-GAAP basis.

(2) Includes Multi-Family MBS underlying our Linked Transactions at March 31, 2014 on a combined, non-GAAP basis.

The following table presents the rating of our Non-Agency RMBS at March 31, 2014, including Non-Agency RMBS underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

	Fair Value	% of Non- Agency RMBS
Current Rating(iv)
CCC	$44,068,636	22.4%
CC	$25,855,718	13.2%
C	$7,646,050	3.9%
D	$3,183,749	1.6%
Not Rated	$115,703,100	58.9%

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including Non-Agency RMBS underlying our Linked Transactions, at March 31, 2014 on a combined, non-GAAP basis:

	Fair Value	% of Non- Agency RMBS
Property Location
California	$72,618,640	37.0%
Florida	$22,287,381	11.3%
New Jersey	$11,377,736	5.8%
Virginia	$8,351,545	4.3%
New York	$5,668,392	2.9%

(i) One-month CPR is reflective of the prepayment speed on the underlying securitization; however, CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payment structure of each underlying security.

(ii) FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(iii) Average credit enhancement remaining on our Non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(iv) Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security, at the date presented.

During the first quarter of 2014, the Company expanded its investments in Multi-Family MBS based on the favorable risk-return profile of these investments. Our Multi-Family MBS investments consist principally of securities rated BBB or higher and are primarily Freddie Mac Multifamily K Certificates backed by pools of multifamily mortgage loans or re-REMICs of Freddie Mac Multifamily K Certificates. These certificates are not guaranteed by Freddie Mac and therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the rating of our Multi-Family MBS at March 31, 2014, including Multi-Family underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation.

	Fair Value	% of Multi- Family MBS
Current Rating(iv)
BBB	$86,266,387	100.0%

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

Interest rate effect on net interest income

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate MBS will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid MBS. Both of these factors could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

We acquire adjustable-rate and hybrid MBS. These are assets in which some of the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate and hybrid MBS could effectively be limited by caps. This issue will be magnified to the extent we acquire adjustable-rate and hybrid MBS that are not based on mortgages that are fully indexed. In addition, adjustable-rate and hybrid MBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. If this happens, we could receive less cash income on such assets than we would need to pay for interest costs on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest rate mismatch risk

We fund the majority of our adjustable-rate and hybrid MBS assets with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to other index rates, such as the one-year Constant Maturity Treasury index, the Monthly Treasury Average index or the 11th District Cost of Funds Index. Accordingly, any increase in LIBOR relative to these indices may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we utilize the hedging strategies discussed above.

Our analysis of risks is based on our Manager's experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our Manager may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2014 including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions. Such MBS may not be linked in future periods.

March 31, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-9.46%	-0.81%
+0.50%	-4.73%	-0.40%
-0.50%	8.08%	0.36%
-1.00%	17.95%	0.49%

(1) Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions. Such MBS and repurchase agreements may not be linked in future periods.

(2) Agency RMBS only.

The interest rate sensitivity table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps and our other derivatives, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points and falling 50 and 100 basis points. The cash flows associated with our portfolio of MBS for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are assumed to relate to repurchase agreements, including anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

The AFS securities, at fair value, included in the foregoing interest rate sensitivity table under "Percentage Change in Projected Portfolio Value" were limited to Agency RMBS and Multi-Family MBS. Due to the significantly discounted prices and underlying credit risks of our Non-Agency RMBS, including those underlying Linked Transactions, we believe our Non-Agency RMBS's valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. However, these Non-Agency RMBS have been included in the "Percentage Change in Projected Net Interest Income" analysis.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2014. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

The change in annualized net interest income does not include any benefit or detriment from faster or slower prepayment rates on our Agency RMBS, Non-Agency RMBS and Multi-Family MBS. We anticipate that faster prepayment speeds in lower interest rate scenarios will generate lower realized yields on premium Agency RMBS and higher realized yields on discount Agency and Non-Agency RMBS. Similarly, we anticipate that slower prepayment speeds in higher interest rate scenarios will generate higher realized yields on premium Agency RMBS and lower realized yields on discount Agency and Non-Agency RMBS. Although we have sought to construct our portfolio to limit the effect of changes in prepayment speeds, there can be no assurance this will actually occur, and the realized yield of our portfolio may be significantly different than we anticipate in changing interest rate scenarios.

Given the low interest rates at March 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2014, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

Real estate risk.    MBS, residential and multi-family property values are subject to volatility and may be adversely affected by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral for mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our Non-Agency RMBS and Multi-Family MBS investments.

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

Credit risk

We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency RMBS and Multi-Family MBS. With respect to our Non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency RMBS. In addition, with respect to any particular target asset, our Manager's investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. In particular, the evaluation process involves modeling under various different scenarios the future cashflows expected to be generated by a specific security based on the current and projected delinquency and default status of the portfolio, and expected recoveries derived primarily from LTV metrics, relative to the purchase price of the RMBS. At purchase, our Manager estimates the proportion of the discount that we do not expect to recover and incorporates it into our Manager's expected yield and accretion calculations. As part of our Non-Agency RMBS surveillance process, our Manager tracks and compares each security's actual performance over time to the performance expected at the time of purchase or, if our Manager has modified its original purchase assumptions, to its revised performance expectations. To the extent that actual performance of our Non-Agency RMBS deviates materially from our Manager's expected performance parameters, our Manager may revise its performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time. At times, we may enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results. With respect to our Multi-Family MBS, to date we have purchased subordinated tranches in, or backed by, multi-family securitizations sponsored by Freddie Mac that do not represent the most junior tranche in the capital structure. Our pre-acquisition due diligence process involves an analysis of the multi-family loan portfolio underlying the relevant security, in order to determine the adequacy of available credit enhancement to absorb potential credit losses on the portfolio.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2014 through March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date of this report, neither we nor, to our knowledge, our Manager are subject to any legal proceedings that we or our Manager considers to be material.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2013.

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

FIVE OAKS INVESTMENT CORP.

Dated: May 9, 2014	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: May 9, 2014	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on February 26, 2014 (the “February 8-K”).
10.2	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the February 8-K).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

