Form 10-Q
period 2014-06-30
Five Oaks Investment Corp.
filed 2014-08-14
CIK 1547546

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common stock, $0.01 par value	14,714,250

FIVE OAKS INVESTMENT CORP.

2

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

June 30, 2014

(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	5

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 (unaudited) and the three and six months ended June 30, 2013 (unaudited)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 (unaudited) and the three and six months ended June 30, 2013 (unaudited)	7

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 (unaudited) and the three and six months ended June 30, 2013 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	10 - 38

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $552,380,533 and $444,984,955 for June 30, 2014 and December 31, 2013, respectively)	$570,759,674	$444,984,955
Mortgage loans held-for-sale, at fair value	4,510,797	-
Linked transactions, net, at fair value	79,931,056	33,352,562
Cash and cash equivalents	55,814,943	33,062,931
Restricted cash	43,408,678	13,343,173
Deferred offering costs	688,281	-
Accrued interest receivable	1,473,073	1,045,191
Investment related receivable	925,412	506,892
Derivative assets, at fair value	454,792	1,839,154
Receivable due from subsidiary	-	-
Other assets	237,022	66,547

Total assets	$758,203,728	$528,201,405

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$508,332,000	$412,172,000
Mortgage loans held-for-sale	3,957,697	-
Derivative liabilities, at fair value	10,723,920	839,413
Payable for securities purchased	15,492,311	-
Accrued interest payable	262,468	274,615
Dividends payable	29,349	42,501
Fees and expenses payable to Manager	560,000	330,000
Other accounts payable and accrued expenses	561,299	617,514

Total liabilities	539,919,044	414,276,043

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 800,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	37,164,472	18,060,898
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,189,250 and 7,389,250 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	141,703	73,563
Additional paid-in capital	183,710,458	110,129,489
Accumulated other comprehensive income (loss)	6,936,783	(11,094,954)
Cumulative distributions to stockholders	(19,597,803)	(11,289,370)
Accumulated earnings	9,929,071	8,045,736

Total stockholders' equity	218,284,684	113,925,362

Total liabilities and stockholders' equity	$758,203,728	$528,201,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$4,487,279	$7,350,567	$8,390,239	$8,376,715
Mortgage loans held-for-sale	4,381	-	7,517	-
Cash and cash equivalents	7,006	5,862	8,593	6,775
Interest expense:
Repurchase agreements - available-for-sale securities	(602,038)	(992,426)	(1,162,260)	(1,119,174)
Repurchase agreements - mortgage loans held-for-sale	(5,766)	-	(5,766)	-

Net interest income	3,890,862	6,364,003	7,238,323	7,264,316

Other income:
Realized gain (loss) on sale of investments, net	750,778	(14,172,649)	(3,457,239)	(14,277,894)
Unrealized gain (loss) and net interest income from Linked Transactions	8,812,538	(1,487,024)	14,704,733	266,818
Realized gain (loss) on derivative contracts, net	(849,826)	11,136,853	(1,692,593)	11,065,533
Unrealized gain (loss) on derivative contracts, net	(5,968,542)	7,620,892	(11,100,869)	7,099,900
Unrealized gain on mortgage loans held-for-sale	93,242	-	93,242	-

Total other income (loss)	2,838,190	3,098,072	(1,452,726)	4,154,357

Expenses:
Management fee	622,843	412,862	1,090,378	528,002
General and administrative expenses	380,711	177,686	632,802	300,114
Operating expenses reimbursable to Manager	870,817	727,234	1,539,470	908,098
Other operating expenses	375,667	91,745	505,130	99,001
Compensation expense	54,405	82,168	134,482	84,964

Total expenses	2,304,443	1,491,695	3,902,262	1,920,179

Net income	$4,424,609	$7,970,380	$1,883,335	$9,498,494

Dividends to preferred stockholders	(635,923)	-	(1,116,495)	(2,326)

Net income attributable to common stockholders	$3,788,686	$7,970,380	$766,840	$9,496,168

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$3,788,686	$7,970,380	$766,840	$9,496,168
Weighted average number of shares of common stock outstanding	11,150,788	7,389,250	10,001,587	4,855,327
Basic and diluted income per share	$0.34	$1.08	$0.08	$1.96
Dividends declared per share of common stock	$0.36	$0.45	$0.72	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$4,424,609	$7,970,380	$1,883,335	$9,498,494

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	61,988	(25,738,658)	12,467,755	(26,435,355)
Reclassification adjustment for net gain (loss) included in net income	5,563,982	-	5,563,982	-

Total other comprehensive income (loss)	5,625,970	(25,738,658)	18,031,737	(26,435,355)

Less: Dividends to preferred stockholders	(635,923)	-	(1,116,495)	(2,326)

Comprehensive income (loss) attributable to common stockholders	$9,414,656	$(17,768,278)	$18,798,577	$(16,939,187)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (unaudited)

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Balance at January 1, 2014	800,000	$18,060,898	7,389,250	$73,563	$110,129,489	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362
Issuance of common stock, net	-	-	6,814,000	68,140	73,616,665	-	-	-	73,684,805
Issuance of preferred stock, net	810,000	19,103,574	-	-	-	-	-	-	19,103,574
Restricted stock compensation expense	-	-	(14,000)	-	(35,696)	-	-	-	(35,696)
Net income	-	-	-	-	-	-	-	1,883,335	1,883,335
Other comprehensive income (loss)	-	-	-	-	-	18,031,737	-	-	18,031,737
Common dividends declared	-	-	-	-	-	-	(7,191,938)	-	(7,191,938)
Preferred dividends declared	-	-	-	-	-	-	(1,116,495)	-	(1,116,495)
Balance at June 30, 2014	1,610,000	$37,164,472	14,189,250	$141,703	$183,710,458	$6,936,783	$(19,597,803)	$9,929,071	$218,284,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,883,335	$9,498,494
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(2,316,901)	(86,731)
Realized loss on sale of investments, net	4,591,068	14,667,580
Unrealized (gain) loss on Linked Transactions, net	(9,339,380)	617,334
Realized (gain) loss on derivative contracts	1,692,593	(11,649,504)
Unrealized (gain) loss on derivative contracts	11,100,869	(7,099,900)
Unrealized (gain) loss on mortgage loans held-for-sale	(93,242)	-
Restricted stock compensation expense	(35,696)	49,964
Net change in:
Accrued interest receivable	(427,882)	(1,412,560)
Other assets	(170,475)	(221,407)
Accrued interest payable	(12,147)	143,655
Fees and expenses payable to Manager	230,000	285,000
Other accounts payable and accrued expenses	(56,215)	120,805

Net cash provided by operating activities	7,045,927	4,912,730

Cash flows from investing activities:
Purchase of available-for-sale securities	(214,616,170)	(919,943,794)
Purchase of mortgage loans held-for-sale	(4,417,555)	-
Proceeds from sales of available-for-sale securities	86,186,338	353,258,001
Purchase of derivative contracts	-	(672,000)
Payments for sales of derivative contracts and interest expense	(1,333,187)	11,760,171
Proceeds from derivative contracts sold short	24,902,344	-
Payments to cover derivative contracts sold short	(25,093,750)	-
Principal payments from available-for-sale securities	18,412,683	16,394,846
Investment related receivable	(418,520)	-
Restricted cash	(30,065,505)	(21,698,852)
Payable for securities purchased	15,492,311	-

Net cash used in investing activities	(130,951,011)	(560,901,628)

Cash flows from financing activities:
Net proceeds from issuance of common stock	73,684,805	84,000,000
Net proceeds from issuance of preferred stock	19,103,574	10,041
Redemption of preferred stock	-	(110,000)
Change in deferred offering costs	(688,281)	915,512
Dividends paid on common stock	(7,191,938)	(3,985,896)
Dividends paid on preferred stock	(1,129,647)	(2,326)
Proceeds from repurchase agreements - available-for-sale securities	2,145,752,286	2,303,464,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	3,957,697	-
Principal repayments of repurchase agreements - available-for-sale securities	(2,049,592,286)	(1,803,358,000)
Net cash received (paid) on securities underlying Linked Transactions	(173,775,114)	(23,982,780)
Net cash received from repurchase agreements underlying Linked Transactions	136,536,000	16,321,000

Net cash provided by financing activities	146,657,096	573,271,551

Net increase in cash and cash equivalents	22,752,012	17,282,653

Cash and cash equivalents, beginning of period	33,062,931	3,608,759

Cash and cash equivalents, end of period	$55,814,943	$20,891,412

Supplemental disclosure of cash flow information
Cash paid for interest	$1,180,173	$3,184,782

Non-cash investing and financing activities information
Restricted stock compensation expense	$(35,696)	$49,964
Dividends declared but not paid at end of period	$29,349	$-
Net change in unrealized gain (loss) on available-for-sale securities	$18,031,737	$(26,435,355)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

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

On June 10, 2013, the Company established Five Oaks Acquisition Corp. (“FOAC”) as a wholly owned taxable REIT subsidiary (“TRS”), for the acquisition and disposition of residential mortgage loans. During the second quarter, FOAC began actively purchasing residential mortgage loans and utilizing its’ existing warehouse facility. The Company consolidates this subsidiary under generally accepted accounting principles in the United States of America (“U.S. GAAP”).

On April 30, 2014, the Company established Five Oaks Insurance LLC (“FOI”) as a wholly owned subsidiary. There has been limited activity within FOI since its inception, primarily focused on licensing and related matters. The Company consolidates this subsidiary under U.S. GAAP.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements. The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statement of stockholders’ equity and the condensed consolidated statements of cash flows, for the three and six months ended June 30, 2014 and for the three and six months ended June 30, 2013, are unaudited.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At June 30, 2014 and December 31, 2013, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs. At June 30, 2014 and December 31, 2013, the maximum exposure of the Company to VIEs is limited to the fair value of its investments in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $62,522,917 and $62,684,335, respectively, Multi-Family MBS $7,219,524 and $0, respectively).

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

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

On April 25, 2014, the Company filed an S-3 registration statement allowing the Company to issue common stock, preferred stock, debt securities and warrants up to a maximum aggregate offering price of $750,000,000. This registration statement is valid for a three-year period, and accordingly, the Company is amortizing the direct costs incurred in connection with this registration statement on a straight-line basis during this period.

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

Residential Loan Warehouse Facilities

The Company will finance the acquisition of certain of its residential mortgage loans through the use of short-term, uncommitted residential loan warehouse facilities, which may be structured as repurchase agreements or secured loan facilities. Currently, the Company has one residential loan warehouse facility in place with a financial institution counterparty, structured as a repurchase agreement. Under this warehouse facility the Company has an aggregate borrowing limit of $125 million, of which $3.96 million has been drawn at June 30, 2014. The Company accounts for outstandings under this facility as a collateralized financing transaction which is carried at its contractual amount, and approximates fair value due to its short-term nature.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Available-for-Sale Securities, at Fair Value

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mortgage Loans Held-for-Sale, at Fair Value

Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 – Fair Value Measurements for details on fair value measurement. Mortgage loans are currently classified as held-for-sale based upon the Company’s intent to sell them either in the secondary whole loan market or to include them in a securitization, including transfers to securitization entities that the Company plans to sponsor.

Interest income on mortgage loans held-for-sale is recognized at the loan coupon rate. Interest income recognition is suspended when mortgage loans are placed on non-accrual status. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is considered non-collectible, and in all cases when payment becomes greater than 90 days past due. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Certain activities of the Company are conducted through a TRS and therefore will be taxed as a standalone U.S. C-Corporation. From its inception to date our TRS has had limited activity and did not generate any taxable income.

If a TRS generates net income, the TRS can declare dividends to the Company which will be included in its taxable income and necessitate a distribution to its shareholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 12 for details of the computation of basic and diluted earnings per share.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 10 for details of stock-based awards issuable under the Manager Equity Plan.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, as presented in the condensed consolidated statement of comprehensive income (loss), adjusted for changes in unrealized gain or loss on AFS securities.

Recently Issued and/or Adopted Accounting Standards

In July 2013, the Financial Accouning Standards Board (“FASB”) issued ASU No. 2013-11, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require any new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2013, with early adoption permitted. Adopting this ASU did not have any material impact on the Company’s condensed financial condition or results of operations.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”, which amends ASC 860, “Transfers and Servicing”. The amendments in this ASU change current accounting and disclosures for repurchase agreements and similar transactions under U.S. GAAP. In particular, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements under ASC 860.

ASU 2014-11 also requires two new disclosures for transactions accounted for as secured borrowings (1) disaggregating the related gross obligation by class of collateral pledged, and to disclose the remaining contractual maturity of the agreements, and 2) discussing the potential risks of these agreements and related collateral pledged, including the risks stemming from a decline in the value of the pledged collateral and how such risks are managed. ASU 2014-11 requires enhanced disclosures by entities for transactions that involve a transfer of a financial asset reported as a sale and accompanied by an agreement that results in the transferor retaining substantially all of the exposure to the economic returns of the transferred asset during the transaction’s term. In these circumstances, the entity is required to provide by type of transaction 1) the carrying amount of the assets derecognized and the gross amount of proceeds received at the transfer date, 2) any related amounts reported on the balance sheet, such as those represented by derivative contracts, and 3) information about its ongoing exposure to the economic return on the transferred financial assets.

ASU 2014-11 is effective for public entities for annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. The entity must report changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The new disclosures are not required for comparative periods prior to the effective date. Adopting this ASU will have a material impact on the Company's presentation of its statement of financial condition and results of operations as it relates to the Company’s linked transactions (See Note 8). Currently, linked transactions are reported on the balance sheet as derivative transactions, as a result of this ASU the assets and repurchase agreements that encompass linked transactions will be bifurcated and the gross amounts will be reported in available-for-sale securities and repurchase agreements respectively. In addition, unrealized gain (loss) and interest income on assets that are deemed to be linked are currently reflected in the income statement in other income unrealized gain (loss) and net interest income from Linked Transaction line item. As a result of this ASU the net interest income will be recognized in the consolidated statement of operations, and unrealized gain (loss) will be reflected in other comprehensive income.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Additionally, U.S. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”), and the election of such choice is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are irrevocably recognized in earnings at each subsequent reporting date.

Available-for-sale Securities

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

The Company obtains pricing data from a primary third-party pricing service for each Agency RMBS, Non-Agency RMBS and Multi-Family MBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company shall undertake a review of other available prices and shall take additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company will determine that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific security can be traded in the normal course of business. In making such determination, the Company will follow a series of steps, including review of collateral marks from margin departments of repo counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield, analysis of each Non-Agency RMBS and Multi-Family MBS based on the pricing data from the primary third-party service and the Company’s cashflow assumptions.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage Loans Held-for-sale

Designation

The Company currently classifies its residential mortgage loans as held-for-sale (“HFS”) investments. Residential mortgage loans held-for-sale include loans that the Company is marketing for sale to third parties, including transfers to securitization entities that the Company plans to sponsor.

The Company elected the fair value option for residential mortgage loans it has acquired and classifies as held-for-sale. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront and costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income (loss). For settled loans the fair value option was elected.

Determination of Mortgage Loan Fair Value

The Company determines the fair values of the mortgage loans in its portfolio from third-party pricing services. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps, as applicable. In addition, the third-party pricing services benchmark their pricing models against observable pricing levels being quoted by a range of market participants active in the purchase and sale of residential mortgage loans.

The Company obtains pricing data from a primary third-party pricing service for each mortgage loan. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company will determine that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific loan can be traded in the normal course of business, and/or is materially divergent from the price at which the Company would be willing to purchase such a loan in the normal course of its business.

The Company reviews all pricing of mortgage loans used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing service for similar instruments are classified as Level 2 assets if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a loan are not reasonably available from the pricing service, but alternative quotes are, the Company classifies the loan as a Level 2 asset. If neither is available, the Company determines the fair value based on characteristics of the loan and based on other available market information and classifies it as a Level 3 asset.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

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

Non-Hedging Activity – Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e. the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction”, unless certain criteria are met. The two components of a linked transaction (MBS purchase and repurchase financing) are accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s condensed consolidated balance sheet in the line item “Linked Transactions, net, at fair value”. Changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense are reported as “Unrealized gain and net interest income from Linked Transactions”, on the Company’s condensed consolidated statement of operations. When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS, and the income recognition yield for such MBS will be calculated prospectively using this new cost basis. (See Notes 8 and 9).

See Note 8 for specific disclosures regarding the location and amounts of derivative instruments in the financial statements and the accounting for derivative instruments and related hedged items.

Other Financial Instruments

The carrying value of short term instruments, including cash and cash equivalents, receivables and repurchase agreements whose term is less than twelve months, generally approximates fair value due to the short term nature of the instruments.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Non-Agency RMBS and Multi-Family MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this Note, as they are accounted for as derivatives. (See Notes 8 and 9).

The following table presents the Company’s AFS investment securities by collateral type at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Mortgage-backed securities:
Agency
Federal National Mortgage Association	$245,712,180	$237,143,864
Federal Home Loan Mortgage Corporation	255,305,053	145,156,756
Non-Agency	62,522,917	62,684,335
Multi-Family	7,219,524	-
Total mortgage-backed securities	$570,759,674	$444,984,955

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Agency	Non-Agency	Multi-Family	Total
Face Value	$494,073,391	$90,230,063	$7,000,000	$591,303,454
Unamortized premium	9,761,244	-	10,340	9,771,584
Unamortized discount
Designated credit reserve	-	(15,450,089)	-	(15,450,089)
Net, unamortized	(2,789,551)	(18,826,780)	(185,727)	(21,802,058)
Amortized Cost	501,045,084	55,953,194	6,824,613	563,822,891
Gross unrealized gain	3,732,789	6,569,723	394,911	10,697,423
Gross unrealized (loss)	(3,760,640)	-	-	(3,760,640)
Fair Value	$501,017,233	$62,522,917	$7,219,524	$570,759,674

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2013
	Agency	Non-Agency	Total
Face Value	$386,672,123	$95,390,328	$482,062,451
Unamortized premium	12,544,193	-	12,544,193
Unamortized discount
Designated credit reserve	-	(16,126,355)	(16,126,355)
Net, unamortized	(1,489,132)	(20,911,248)	(22,400,380)
Amortized Cost	397,727,184	58,352,725	456,079,909
Gross unrealized gain		4,331,610	4,331,610
Gross unrealized (loss)	(15,426,564)		(15,426,564)
Fair Value	$382,300,620	$62,684,335	$444,984,955

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three months ended June 30, 2014 and June 30, 2013 and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
AFS securities sold, at cost	$11,997,363	$368,783,917
Proceeds from AFS securities sold	12,915,101	355,338,884
Net realized gain (loss) on sale of AFS securities	$917,738	$(13,445,033)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
AFS securities sold, at cost	$106,746,157	$368,783,917
Proceeds from AFS securities sold	103,535,140	355,338,884
Net realized gain (loss) on sale of AFS securities	$(3,211,017)	$(13,445,033)

The following tables present the fair value of AFS investment securities by rate type as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$372,559,708	$62,522,917	$-	$435,082,625
Fixed rate	128,457,525	-	7,219,524	135,677,049
Total	$501,017,233	$62,522,917	$7,219,524	$570,759,674

	December 31, 2013
	Agency	Non-Agency	Total
Adjustable rate	$170,587,649	$62,684,335	$233,271,984
Fixed rate	211,712,971	-	211,712,971
Total	$382,300,620	$62,684,335	$444,984,955

The following tables present the fair value of AFS investment securities by maturity date as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Less than one year	$-	$-
Greater than one year and less than five years	57,571,227	-
Greater than or equal to five years	513,188,447	444,984,955
Total	$570,759,674	$444,984,955

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

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

    The following tables present the changes for the six months ended June 30, 2014 and year ended December 31, 2013 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	June 30, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2014	$(16,126,355)	$(22,400,380)	$(38,526,735)
Acquisitions	-	(1,905,327)	(1,905,327)
Accretion of net discount	-	2,421,931	2,421,931
Realized gain on paydowns	-	81,718	81,718
Realized credit losses	676,266	-	676,266
Release of credit reserves	-	-	-
Ending balance at June 30, 2014	$(15,450,089)	$(21,802,058)	$(37,252,147)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(19,145,414)	$(24,606,107)	$(43,751,521)
Accretion of net discount	-	2,836,240	2,836,240
Realized gain on paydowns	-	25,262	25,262
Realized credit losses	2,363,284	-	2,363,284
Release of credit reserves	655,775	(655,775)	-
Ending balance at December 31, 2013	$(16,126,355)	$(22,400,380)	$(38,526,735)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three and six months ended June 30, 2014, the Company had unrealized gains (losses) on AFS securities of $5,625,970 and $18,031,737, respectively.

The following tables present components of interest income on the Company’s AFS securities for the three months ended June 30, 2014 and June 30, 2013 and six months ended June 30, 2014 and June 30, 2013:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$3,074,166	$151,622	$3,225,788	$7,406,364	$(622,957)	$6,783,407
Non-Agency	127,034	1,042,083	1,169,117	58,226	514,317	572,543
Multi-Family	83,461	8,913	92,374	-	-	-
Total	$3,284,661	$1,202,618	$4,487,279	$7,464,590	$(108,640)	$7,355,950

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$5,770,383	$212,007	$5,982,390	$10,406,208	$(654,813)	$9,751,395
Non-Agency	174,460	2,084,467	2,258,927	93,040	741,543	834,583
Multi-Family	128,495	20,427	148,922	-	-	-
Total	$6,073,338	$2,316,901	$8,390,239	$10,499,248	$86,730	$10,585,978

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the fair value of the Company’s mortgage loans held-for-sale as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Unpaid principal balance	$4,417,555	$-
Fair value adjustment	93,242	-
Fair value	$4,510,797	$-

At June 30, 2014 and December 31, 2013, the Company pledged mortgage loans with a fair value of $4.5 million and $0, respectively, as collateral for repurchase agreements. See Note 7 – Repurchase Agreements.

NOTE 6 – RESTRICTED CASH

As of June 30, 2014, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 6 – RESTRICTED CASH (Continued)

The following table presents the Company's restricted cash balances as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Restricted cash balance held by:
Broker counterparties for derivatives trading	$37,421,092	$7,297,667
Repurchase counterparties as restricted collateral	5,737,601	6,015,490
FOI restricted cash	249,985	-
FOAC as minimum required capital	-	30,016
Total	$43,408,678	$13,343,173

NOTE 7 – REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements (including one residential loan warehouse facility) to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.51% at June 30, 2014. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$460,794,000	0.35%	$370,901,000	0.40%
Non-Agency(1)	43,173,000	1.91%	41,271,000	2.09%
Multi-Family(2)	4,365,000	1.28%	-	0.00%
Mortgage loans	3,957,697	3.22%	-	0.00%
Total	$512,289,697	0.51%	$412,172,000	0.57%

(1)	At June 30, 2014 and December 31, 2013, the Company had repurchase agreements of $97,966,000 and $61,181,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).
(2)	At June 30, 2014, the Company had repurchase agreements of $99,751,000 that were linked to Multi-Family MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

At June 30, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities:

	June 30, 2014	December 31, 2013
< 30 days	$405,615,000	$373,422,000
31 to 60 days	58,878,000	38,750,000
61 to 90 days	43,839,000	-
> 90 days	3,957,697	-
Total	$512,289,697	$412,172,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 7 – REPURCHASE AGREEMENTS (Continued)

Under the repurchase agreements (including the residential loan warehouse facitlty), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of June 30, 2014.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	of collateral held
North America	$304,438,000	59.43%	26	$328,056,353
Asia (2)	129,844,000	25.34%	24	141,127,621
Europe (2)	78,007,697	15.23%	31	87,707,356
Total	$512,289,697	100.00%	26	$556,891,330

(1) At June 30, 2014, the Company had repurchase agreements of $97,966,000 and $99,751,000 that were linked to Non-Agency RMBS and Multi-Family MBS purchases, respectively, and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of June 30, 2014 and December 31, 2013. The Company’s Linked Transactions are evaluated on a combined basis.

	June 30, 2014
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$3,402	20,000,000	$(10,034,037)	358,000,000
Swaptions	454,792	25,000,000	-	-
Futures	-	-	(693,285)	147,000,000
Linked transactions	79,931,056	-	-	-
Total	$80,389,250	45,000,000	$(10,727,322)	505,000,000

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$237,989	57,000,000	$(1,231,667)	281,000,000
Swaptions	1,770,795	25,000,000	-	-
Futures	154,265	10,000,000	-	-
TBAs	68,359	25,000,000	-	-
Linked transactions	33,352,562	-	-	-
Total	$35,583,970	117,000,000	$(1,231,667)	281,000,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(190,190)	0.66%	1.6	0.0%
Greater than 3 years and less than 5 years	191,000,000	(2,174,460)	1.66%	4.2	0.0%
Greater than 7 years and less than 10 years	95,000,000	(4,207,800)	2.85%	7.1	100.0%
Greater than 10 years	57,000,000	(3,458,185)	3.29%	10.2	100.0%
Total	$378,000,000	$(10,030,635)	2.11%	5.6	40.2%

	December 31, 2013
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(166,619)	0.66%	2.1	0.0%
Greater than 3 years and less than 5 years	151,000,000	(764,807)	1.66%	4.6	0.0%
Greater than 7 years and less than 10 years	95,000,000	(300,242)	2.85%	7.6	100.0%
Greater than 10 years	57,000,000	237,990	3.29%	10.7	100.0%
Total	$338,000,000	$(993,678)	2.17%	6.2	45.0%

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements to each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company has pledged financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 6 for the amounts of restricted cash outstanding.

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	June 30, 2014
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions(2)	$277,983,160	$(198,052,104)	$79,931,056	$(79,931,056)	$-	$-
Swaptions	454,792	-	454,792	-	-	454,792
Interest rate swaps	3,402	(3,402)	-	-	-	-
Total	$278,441,354	$(198,055,506)	$80,385,848	$(79,931,056)	$-	$454,792

	June 30, 2014
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(512,289,697)	$-	$(512,289,697)	$512,289,697	$-	$-
Linked transactions(2)	(198,052,104)	198,052,104	-	-	-	-
Interest rate swaps	(10,034,037)	3,402	(10,030,635)	-	10,030,635	-
Futures	(693,285)	-	(693,285)	-	693,285	-
Total	$(721,069,123)	$198,055,506	$(523,013,617)	$512,289,697	$10,723,920	$-

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

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

(1) Amounts presented are limited in total to the net amount of assets or liabilities presented in the condensed consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to Master Agreements or similar agreements, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the tables above.

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

The following tables present certain information concerning the Non-Agency RMBS, Multi-Family MBS and repurchase financings underlying the Company’s Linked Transactions as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Non-Agency	Multi-Family	Total
Face Value	$206,282,181	$151,918,564	$358,200,745
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(32,886,798)	-	(32,886,798)
Net, unamortized	(38,452,397)	(24,849,596)	(63,301,993)
Amortized Cost	134,942,986	127,068,968	262,011,954
Gross unrealized gain	10,912,841	5,053,593	15,966,434
Gross unrealized loss	(276,080)	-	(276,080)
Fair Value	$145,579,747	$132,122,561	$277,702,308

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
	Non-Agency	Multi-Family	Total
Face Value	$148,864,823	$-	$148,864,823
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(29,857,597)	-	(29,857,597)
Net, unamortized	(30,770,386)	-	(30,770,386)
Amortized Cost	88,236,840	-	88,236,840
Gross unrealized gain	6,859,625	-	6,859,625
Gross unrealized loss	(473,672)	-	(473,672)
Fair Value	$94,622,793	$-	$94,622,793

The following tables present the changes for the six months ended June 30, 2014 and year ended December 31, 2013 of the unamortized net discount and designated credit reserves on Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions:

	June 30, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as at January 1, 2014	$(29,857,597)	$(30,770,386)	$(60,627,983)
Acquisitions	(3,990,482)	(37,669,863)	(41,660,345)
Accretion of net discount	-	5,138,256	5,138,256
Realized credit losses	961,281	-	961,281
Release of credit reserves	-	-	-
Ending balance at June 30, 2014	$(32,886,798)	$(63,301,993)	$(96,188,791)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(37,793,143)	$(29,569,939)	$(67,363,082)
Accretion of net discount	-	3,647,915	3,647,915
Realized credit losses	3,087,184	-	3,087,184
Release of credit reserves	4,848,362	(4,848,362)	-
Ending balance at December 31, 2013	$(29,857,597)	$(30,770,386)	$(60,627,983)

Linked Repurchase Agreements

	June 30, 2014
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	117,719,000	59.54%	35	168,883,173
Europe (1)	65,325,000	33.04%	28	86,688,092
Asia (1)	14,673,000	7.42%	11	22,131,044
Total	$197,717,000	100.00%	31	$277,702,309

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

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

At June 30, 2014, Linked Transactions also included $280,851 of associated accrued interest receivable and $335,104 of accrued interest payable.

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended June 30, 2014 and June 30, 2013 and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(765,826)	$(4,807,659)	$(5,573,485)
Swaptions	(84,000)	(467,598)	(551,598)
Futures	-	(693,285)	(693,285)
Total	$(849,826)	$(5,968,542)	$(6,818,368)

	Three Months Ended June 30, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$11,231,520	$6,582,257	$17,813,777
Swaptions	(94,667)	1,038,635	943,968
Total	$11,136,853	$7,620,892	$18,757,745

(1) In the three month period ended June, 2014, net swap interest expense totaled $679,777 comprised of $765,826 in interest expense paid (included in realized gain (loss)) and $86,049 in accrued interest income (included in unrealized appreciation (depreciation)). In the three month period ended June 30, 2013 net swap interest expense totaled $597,283 comprised of $528,651 in interest expense paid (included in realized gain (loss)) and $68,632 in accrued interest expense (included in unrealized appreciation (depreciation)).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Six Months Ended June 30, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(1,142,140)	$(9,036,957)	$(10,179,097)
Swaptions	(168,000)	(1,148,003)	(1,316,003)
Futures	(191,047)	(847,550)	(1,038,597)
TBAs	(191,406)	(68,359)	(259,765)
Total	$(1,692,593)	$(11,100,869)	$(12,793,462)

	Six Months Ended June 30, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$11,176,200	$6,054,728	$17,230,928
Swaptions	(110,667)	1,045,172	934,505
Total	$11,065,533	$7,099,900	$18,165,433

(1) In the six month period ended June, 2014, net swap interest expense totaled $1,316,793 comprised of $1,142,140 in interest expense paid (included in realized gain (loss)) and $174,653 in accrued interest expense (included in unrealized appreciation (depreciation)). In the six month period ended June 30, 2013 net swap interest expense totaled $660,140 comprised of $583,971 in interest expense paid (included in realized gain (loss)) and $76,169 in accrued interest expense (included in unrealized appreciation (depreciation)).

The following table presents certain information about the components of the unrealized net gain (loss) and net interest income from Linked Transactions included in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2014 and June 30, 2013 and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Interest income attributable to AFS underlying Linked Transactions	$4,047,534	$612,903
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(759,622)	(112,752)
Change in fair value of Linked Transactions included in earnings	5,524,626	(1,987,175)
Unrealized gain (loss) and net interest income from Linked Transactions	$8,812,538	$(1,487,024)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Interest income attributable to AFS underlying Linked Transactions	$6,630,434	$1,064,756
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(1,230,104)	(184,055)
Change in fair value of Linked Transactions included in earnings	9,304,403	(613,883)
Unrealized gain and net interest income from Linked Transactions	$14,704,733	$266,818

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 9 – FINANCIAL INSTRUMENTS

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	June 30, 2014
Assets:
Residential mortgage-backed securities (a)	$-	$563,540,150	$-	$563,540,150
Multi-Family securities (a)	-	7,219,524	-	7,219,524
Residential mortgage loans	-	4,510,797	-	4,510,797
Linked transactions (b)	-	79,931,056	-	79,931,056
Interest rate swaps	-	3,402	-	3,402
Swaptions	-	454,792	-	454,792
Total	$-	$655,659,721	$-	$655,659,721

Liabilities:
Interest rate swaps	$-	$(10,034,037)	$-	$(10,034,037)
Futures	(693,285)	-	-	(693,285)
Total	$(693,285)	$(10,034,037)	$-	$(10,727,322)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 9 – FINANCIAL INSTRUMENTS (Continued)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2013
Assets:
Residential mortgage-backed securities (a)	$-	$444,984,955	$-	$444,984,955
Linked transactions (b)	-	33,352,562	-	33,352,562
TBAs	-	68,359	-	68,359
Interest rate swaps	-	237,989	-	237,989
Swaptions	-	1,770,795	-	1,770,795
Futures	154,265	-	-	154,265
Total	$154,265	$480,414,660	$-	$480,568,925

Liabilities:
Interest rate swaps	$-	$(1,231,667)	$-	$(1,231,667)
Total	$-	$(1,231,667)	$-	$(1,231,667)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.
(b)	For more detail about the fair value of the Company’s Linked Transactions, see Note 3 and Note 8.

During the six months ended June 30, 2014 and year ended December 31, 2013, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of June 30, 2014 and December 31, 2013, the Company did not have any Level 3 securities.

NOTE 10 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by Oak Circle Capital Partners LLC. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s shareholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s shareholders’ equity for the purposes of calculating the management fee could be greater than the amount of shareholders’ equity shown on the financial statements. The term of the management agreement expires on May 16, 2015, with automatic, one-year renewals thereafter.

For the three months ended June 30, 2014, the Company incurred management fees of $622,843, included in Management Fee in the condensed consolidated statement of operations, of which $225,000 was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

For the six months ended June 30, 2014, the Company incurred management fees of $1,090,378, included in Management fee in the condensed consolidated statement of operations, of which $225,000 was accrued but had not been paid, included in Fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

For the three months ended June 30, 2014, the Company incurred reimbursable expenses of $870,817, included in operating expenses reimbursable to the Manager in the condensed consolidated statement of operations, of which $335,000 was accrued but had not yet been paid, included in fees and expenses payable to the Manager in the condensed consolidated balance sheets.

For the six months ended June 30, 2014, the Company incurred reimbursable expenses of $1,539,470, included in operating expenses reimbursable to the Manager in the condensed consolidated statement of operations, of which $335,000 was accrued but had not yet been paid, included in fees and expenses payable to the Manager in the condensed consolidated balance sheets..

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

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually vesting in full on the anniversary of each grant date. As of the closing of the Company’s initial public offering (the “IPO”), the Company’s board of directors granted to each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50. On March 27, 2014, the 4,500 shares of restricted stock granted to the independent directors fully vested.

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $214,510 based on the closing price of the Company’s common stock on June 30, 2014 of $11.29. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2014, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $34,928.

For the three and six months ended June 30, 2014, the Company recognized compensation expense related to restricted common stock of $19,405 and $64,482, respectively, included in compensation expense in the condensed consolidated statement of operations. The Company has unrecognized compensation expense of $89,355 as of June 30, 2014 for unvested shares of restricted common stock. As of June 30, 2014, the weighted average period for which the unrecognized compensation expense will be recognized is 14.8 months.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,189,250 and 7,389,250 shares issued and outstanding as of June 30, 2014 and December 31, 2013.

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

On June 19, 2014, the Company issued 3,500,000 shares of common stock for $11.00 per share. Net proceeds to the Company were $38,442,925, net of issuance costs of $57,075.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 and 800,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of June 30, 2014 and December 31, 2013. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

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

On May 21, 2014, the Company closed an offering of 690,000 additional shares of Series A Preferred Stock, including the exercise of the underwriters’ overallotment option. The net proceeds to the Company from this issuance were $16,325,373 after the deduction of initial set-up, funding and administration fees.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Distributions to stockholders

For the 2014 taxable year, the Company has declared dividends to common stockholders totaling $7,191,938, or $0.72 per share. The following table presents cash dividends declared by the Company on its common stock for the six months ended June 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 30, 2013	January 15, 2014	January 30, 2014	$923,656	$0.09235
December 30, 2013	February 14, 2014	February 27, 2014	$923,656	$0.09235
December 30, 2013	March 17, 2014	March 28, 2014	$1,336,156	$0.13359
March 25, 2014	April 15, 2014	April 29, 2014	$1,336,156	$0.13359
March 25, 2014	May 15, 2014	May 29, 2014	$1,336,156	$0.13359
March 25, 2014	June 16, 2014	June 27, 2014	$1,336,156	$0.13359

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the six months ended June 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 23, 2013	January 15, 2014	January 27, 2014	$165,280	$0.20660
December 23, 2013	February 14, 2014	February 27, 2014	$167,716	$0.18230
December 23, 2013	March 17, 2014	March 27, 2014	$167,716	$0.18230
March 25, 2014	April 15, 2014	April 28, 2014	$167,716	$0.18230
March 25, 2014	May 15, 2014	May 27, 2014	$167,716	$0.18230
March 25, 2014	June 16, 2014	June 27, 2014	$293,503	$0.18230

NOTE 12 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended June 30, 2014 and June 30, 2013 and six months ended June 30, 2014 and June 30, 2013:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 12 – EARNINGS PER SHARE (Continued)

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Net income		$4,424,609		$7,970,380

Less dividends paid:
Common stock	$4,008,469		$3,325,163
Unvested share-based
payment awards	635,923		-
		4,644,392		3,325,163
Undistributed earnings (deficit)		$(219,783)		$4,645,217

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.36	$0.36	$-	$0.45
Undistributed earnings (deficit)	(0.02)	(0.02)	0.63	0.63
Total	$0.34	$0.34	$0.63	$1.08

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Net Income		$1,883,335		$9,498,494
Less dividends paid:
Common stock	$7,191,938		$3,765,063
Unvested share-based payment awards	1,116,495		2,326
		8,308,433		3,767,389
Undistributed earnings (deficit)		$(6,425,098)		$5,731,105

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.72	$0.72	$-	$0.78
Undistributed earnings (deficit)	(0.64)	(0.64)	1.18	1.18
Total	$0.08	$0.08	$1.18	$1.96

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 9 because the warrants’ exercise price is greater than the average market price of the common shares for the period, and thereby anti-dilutive.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014 (unaudited)

NOTE 13 – SEGMENT REPORTING

The Company invests in a portfolio comprised of mortgage-backed securities which operates as a single reporting segment.

NOTE 14 – SUBSEQUENT EVENTS

On July 18, 2014, FOAC entered into a Loan and Security Agreement by and among Bank of America N.A., as lender, FOAC, as borrower, and the Company, as guarantor, for the purpose of financing the acquisition of eligible prime jumbo residential mortgage loans and other approved mortgage loans, in furtherance of the Company’s previously announced strategy to aggregate and securitize such loans. The Loan Agreement provides for an aggregate maximum capacity of $100,000,000 which is scheduled to mature on January 14, 2015 unless extended pursuant to its terms.

On July 29, 2014, FOAC entered into a Master Repurchase Agreement by and among Barclays Bank PLC, as buyer, FOAC, as seller, and the Company, as guarantor, for the purpose of financing the acquisition of prime jumbo residential mortgage loans and other approved mortgage loans, in furtherance of the Company’s previously announced strategy to aggregate and securitize such loans. The Repurchase Agreement provides for a 364-day facility term with an aggregate maximum capacity of $ 100,000,000 which is scheduled to mature on July 28, 2015 unless extended pursuant to its terms.

As of August 11, 2014, FOAC had borrowed an aggregate amount of $151.2 million under these two facilities, in respect of residential mortgage loans with an unpaid principal balance of $162.5 million.

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

• Residential mortgage loans and other mortgage-related investments, including securitizations backed by multi-family mortgage loans, or Multi-Family MBS, and mortgage servicing rights, or MSRs; and

• Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities;

We finance our current investments in Non-Agency RMBS (including Non-Agency RMBS underlying Linked Transactions),Multi-Family MBS and Agency RMBS primarily through short-term borrowings structured as repurchase agreements. We finance our investments in residential mortgage loans primarily through short-term borrowings structured as either repurchase agreements or secured loan facilities.

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

Second Quarter 2014 Highlights

•	On May 27, 2014, we completed an underwritten public offering of an additional 690,000 shares, including 90,000 shares upon the exercise in full of the underwriters’ overallotment option, of our 8.75% Series A cumulative redeemable preferred stock (liquidation value $25 per share), or our Series A Preferred Stock, resulting in net proceeds to us of $16.3 million; our Series A Preferred Stock was originally issued in December 2013.

•	On June 19, 2014, we completed an underwritten public offering of 3,500,000 shares of common stock, for estimated net proceeds of $38.3 million. In connection with the offering, we granted the underwriters a 30-day option to purchase up to an additional 15%, or 525,000 shares of common stock. The underwriters exercised this option after quarter end, on July 14, 2014.

•	We delivered a positive economic return on common equity of 2.3% for the quarter, or 9.2% annualized, comprised of $0.38 dividend per common share more than offsetting a modest $0.08 decrease in net book value per share, in the context of a quarter where we continued to increase our capital base.

•	During the quarter, we continued signing up mortgage lending correspondent relationships, and made our first investments in prime jumbo mortgage loans. As we continue to build out our whole loan infrastructure, and based on additional loan purchase commitments made, we anticipate a significant increase in loan activity in the third quarter.

Factors Impacting Our Operating Results

The results of our operations will be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, will vary primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, on our MBS and mortgage loans. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our MBS, or whose loans we own directly. Our operating results will also be affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the residential real estate markets, including prepayment rates, credit and interest rate levels.

 Market conditions.    Due to the significant repricing of real estate assets after the 2007-2008 financial crisis, and the continuing uncertainty in the direction of the real estate markets, we believe a shortage of debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. Although housing prices in many markets have since recovered, there remain opportunities for us to capitalize on market dislocations and the increasing need for private capital in the U.S. mortgage market.

During the second quarter of 2014, financial markets remained sanguine about the Federal Reserve’s policy of tapering, and reflected renewed concerns about the resiliency of economic growth. On April 30, 2014, the Federal Reserve announced that it would further reduce its monthly purchases of Agency RMBS and Treasury securities to $20 billion and $25 billion, respectively, and on June 18, 2014, an additional reduction of monthly purchases was announced to $15 billion and $20 billion for Agency RMBS and Treasury securities, respectively. Starting the quarter at 2.75%, the 10-year Treasury yield traded in a 2.44%-2.80% range, before ending the quarter at 2.53%. While this would suggest that markets are increasingly sanguine about continued tapering, and while we continue to believe that mortgage-related assets offer attractive investment opportunities for us, the potential for renewed fixed income and mortgage market volatility remains. We expect that market conditions will continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Changes in market interest rates.    With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our MBS and loan portfolio to decline; (2) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our MBS and loan portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our MBS and loan portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts; (2) the value of our MBS and loan portfolio to increase; (3) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Prepayment speeds.    Prepayment speeds, as reflected by the CPR, vary according to interest rates, the type of residential mortgage loan, conditions in financial markets and housing markets, availability of residential mortgages, borrowers' credit profiles, competition and other factors, none of which can be predicted with any certainty. CPR, expressed as a percentage over a pool of residential mortgages, is the rate at which principal is expected to prepay in the given year (usually the next one). For example, if a certain residential mortgage loan pool has a CPR of 9%, then 9% of the existing pool principal outstanding is expected to prepay over the next year. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their residential mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, however, prepayment speeds tend to increase. When house price appreciation is positive, prepayment rates may increase, and when house prices depreciate in value, prepayment rates may decline. For RMBS and loans purchased at a premium, as prepayment speeds increase, the amount of income we will earn on these investments will be less than expected because the purchase premium we will pay for the bonds amortizes faster than expected. Conversely, decreases in prepayment speeds result in income greater than expected and can extend the period over which we amortize the purchase premium. For RMBS and loans purchased at a discount, as prepayment speeds increase, the amount of income we will earn will be greater than expected because of the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in income less than expected and can extend the period over which we accrete the purchase discount into interest income. Generally, our Multi-Family MBS investments are not subject to prepayment risk, because scheduled repayments on the underlying multi-family mortgage loans are allocated to the most senior security in each transaction, and unscheduled repayments are held in the trust until the maturity date of the MBS securities. As a result, our Multi-Family MBS investments are scheduled to be repaid in full on a bullet maturity date.

Changes in market value of our assets.    Other than our residential mortgage loans, as discussed below, it is our business strategy to hold our target assets as long-term investments. As such, we expect that our securities will be carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. As a result, we do not expect that changes in the market value of the assets will normally impact our operating results. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "-Critical Accounting Policies" for further details. The primary exception to this accounting policy relates to residential mortgage loans, which we intend to sell, either into a securitization transaction, or into the secondary market. Accordingly, we have elected the fair value option for mortgage loan assets, and as such, changes in the market value of these assets will directly impact our earnings.

Credit risk.    We expect to be subject to varying degrees of credit risk in connection with our Non-Agency RMBS, Multi-Family MBS investments and residential mortgage loans. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and either (i) purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS; or (ii) reviewing credit risk on a loan-by-loan basis and rejecting individual loans when deemed appropriate. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. GSE reform efforts continued in the second quarter of 2014, when the Johnson-Crapo Bill was reported out of the Senate Banking Committee. Broadly modeled on earlier proposed legislation such as the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker- Warner bill, it appears the Johnson-Crapo Bill is unlikely to reach the Senate floor in 2014. It remains unclear whether these or any other proposals will become law or, should such a proposal become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how the proposals would impact housing finance, and what impact, if any, it will have on mortgage REITs.

For a discussion of additional risks relating to our business see “Risk Factors” in our 2013 Annual Report.

Investment Activities

As of June 30, 2014, on a GAAP basis we had increased our overall investments in MBS to $570.8 million, compared to $482.5 million as of March 31, 2014. Within this total, we had increased our Agency RMBS from $408.4 million to $501.0 million, decreased our Non-Agency RMBS from $64.5 million to $62.5 million, and decreased our Multi-Family MBS from $9.6 million to $7.2 million, from quarter-end to quarter-end. As of June 30, 2014, we owned $848.5 million of MBS on a non-GAAP basis (including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions), of which $501.0 million was in Agency RMBS, $208.1 million was in Non-Agency RMBS and $139.3 was in Multi-Family MBS. Of the $208.1 million, $145.6 million was in Non-Agency RMBS underlying Linked Transactions and of the $139.3 million; $132.1 million was in Multi-Family MBS underlying Linked Transactions. As of June 30, 2014, on a GAAP and non-GAAP basis we had $4.5 million in residential mortgage loans. These marked our first purchases of prime jumbo mortgage loans. As of June 30, 2014, for our available-for-sale securities we had entered into master repurchase agreements with 26 counterparties, and we had borrowed $508.3 million, on a GAAP basis, and $706.0 million, on a non-GAAP basis (including the repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) under 17 of these agreements. This compares to $435.3 million, on a GAAP basis, and $582.8 million, on a non-GAAP basis, respectively, as of March 31, 2014. For our mortgage loans held-for-sale we had entered into 1 master repurchase agreement, and we had borrowed $4.0 million, on a GAAP and non-GAAP basis under this agreement, as of June 30, 2014. This marked our first financing of prime jumbo mortgage loans. The increase in borrowings between periods is a result of the increase in investment activity following our May 2014 Series A Preferred Stock offering and our June 2014 common stock offering. We have also entered into interest rate swap and swaption agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. During the second quarter we increased the notional amount of swap agreements to $378.0 million, compared to $358.0 million as of March 31, 2014. We maintained the notional amount of our swaption agreements at $25.0 million as of June 30, 2014, while increasing the range of other derivative instruments used during the quarter to help mitigate interest rate and other market risks, including Agency to be announced securities, or TBAs, and U.S. Treasury futures. We used futures during the period, and there were 1,470 futures contracts outstanding as of June 30, 2014, representing a notional amount of $147.0 million.

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

As of June 30, 2014, we borrowed 2.3 times our stockholders' equity (calculated in accordance with GAAP); 3.3 times after including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis), representing a meaningful reduction from 2.8 times and 3.7 times, respectively, as of March 31, 2014. We expect our leverage (on both a GAAP and non-GAAP basis) will range between three and six times the amount of our stockholders' equity, depending upon the relative allocation to Agency RMBS, Non-Agency RMBS, Multi-Family MBS and residential mortgage loans. We expect to borrow between six and nine times the amount of our stockholders' equity in acquiring Agency RMBS and residential mortgage loans, between one and two times when acquiring Legacy Non-Agency RMBS, between one and three times when acquiring Multi-Family MBS, and between one and three times when acquiring New Issue Non-Agency RMBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility. The reduction in our leverage during the period was principally due to capital raises during the quarter and our continuing to transition our portfolio into lower levered Non-Agency RMBS and Multi-Family MBS. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. Going forward, as we seek to continue expanding the range of available financing sources, we may borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio. Nonetheless, we expect that the preponderance of our sources of collateralized borrowings (83.0% as of June 30, 2014) will continue to either have an investment grade rating directly or be part of a group of companies which includes an institution that has such a rating.

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

As of June 30, 2014, our Agency RMBS portfolio had a weighted average nominal coupon of 2.74% at a weighted average amortized cost of $101.4 per $100 of nominal, or face, value, or $501.0 million total cost. As of June 30, 2014, the weighted average market price of our Agency portfolio was $101.4 per $100 of nominal, or face, value, or $501.0 million in the aggregate. All of our Agency securities represent whole pool securities.

As of June 30, 2014, our Non-Agency RMBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 0.38% at a weighted average amortized cost of $62.0 per $100 of nominal, or face, value, or $56.0 million total cost. As of June 30, 2014, the weighted average market price of our Non-Agency RMBS portfolio, on a GAAP basis, was $69.3 per $100 of nominal, or face, value, or $62.5 million in the aggregate.

As of June 30, 2014, our Multi-Family MBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 4.09% at a weighted average amortized cost of $97.5 per $100 of nominal, or face, value, or $6.8 million total cost. As of June 30, 2014, the weighted average market price of our multi-family RMBS portfolio, on a GAAP basis, was $103.1 per $100 of nominal, or face, value, or $7.2 million in aggregate.

As of June 30, 2014, our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) had a weighted average nominal coupon of 0.38% at a weighted average amortized cost of $64.4 per $100 of nominal, or face, value, or $190.9 million total cost. As of June 30, 2014, the weighted average market price of our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) was $70.2 per $100 of nominal, or face, value, or $208.1 million in the aggregate.

As of June 30, 2014, our Multi-Family MBS portfolio on a non-GAAP basis (including Multi-Family MBS underlying Linked Transactions) had a weighted average nominal coupon of 2.11% at a weighted at a weighted average amortized cost of $84.3 per $100 of nominal, or face, value, or $133.9 million total cost. As of June 30, 2014, the weighted average market price of our Multi-Family MBS portfolio on a non-GAAP basis (including multi-family RMBS underlying Linked Transactions) was $87.7 per $100 of nominal, or face, value, or $139.3 million in aggregate.

As of June 30, 2014, our residential mortgage loan portfolio on a GAAP and non-GAAP basis, had a weighted average nominal coupon 4.18% at a weighted average amortized cost $100.5 per $100 of nominal, or face, value, or $4.4 million in the aggregate. As of June 30, 2014, the weighted average market price of our residential mortgage loan portfolio was $102.6 per $100 of nominal, or face, value, or $4.5 million in the aggregate. All of our residential mortgage loans are secured by first priority mortgages on the underlying properties.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of June 30, 2014: (1) as reported in accordance with GAAP, which excludes the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions, (2) to show separately the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions; and (3) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions combined with our GAAP-reported MBS):

GAAP Basis

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$2,660	$66	$-	$2,726	$(24)	$2,702	2.50%	1.96%
30 year fixed-rate	122,157	6,868	-	129,025	(3,270)	125,755	3.50%	2.69%
Hybrid ARMS	369,257	37	-	369,294	3,266	372,560	2.49%	2.69%

Total Agency RMBS	494,074	6,971	-	501,045	(28)	501,017	2.74%	2.68%

Multi-Family MBS Excluding Linked Transactions	7,000	(175)	-	6,825	395	7,220	4.09%	4.44%
Non-Agency RMBS Excluding Linked Transactions	90,230	(18,827)	(15,450)	55,953	6,570	62,523	0.38%	7.84%
Residential Mortgage Loans	4,418	-	-	4,418	93	4,511	4.18%	4.18%
Total/Weighted Average (GAAP)	$595,722	$(12,031)	$(15,450)	$568,241	$7,030	$575,271	2.41%	3.22%

Non-GAAP Adjustments

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-%	-%
30 year fixed-rate	-	-	-	-	-	-	-%	-%
Hybrid ARMS	-	-	-	-	-	-	-%	-%

Total Agency RMBS	-	-	-	-	-	-	-%	-%

Multi-Family MBS Linked Transactions	151,919	(24,850)	-	127,069	5,053	132,122	2.02%	5.63%
Non-Agency RMBS Linked Transactions	206,282	(38,452)	(32,887)	134,943	10,637	145,580	0.38%	7.89%
Residential Mortgage Loans	-	-	-	-	-	-	-%	-%
Total/Weighted Average (GAAP)	$358,201	$(63,302)	$(32,887)	$262,012	$15,690	$277,702	1.08%	6.80%

Non-GAAP Basis

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$2,660	$66	$-	$2,726	$(24)	$2,702	2.50%	1.96%
30 year fixed-rate	122,157	6,868	-	129,025	(3,270)	125,755	3.50%	2.69%
Hybrid ARMS	369,257	37	-	369,294	3,266	372,560	2.49%	2.69%

Total Agency RMBS	494,074	6,971	-	501,045	(28)	501,017	2.74%	2.68%

Multi-Family MBS Including Linked Transactions	158,919	(25,025)	-	133,894	5,448	139,342	2.11%	5.57%
Non-Agency RMBS Including Linked Transactions	296,512	(57,279)	(48,337)	190,896	17,207	208,103	0.38%	7.88%
Residential Mortgage Loans	4,418	-	-	4,418	93	4,511	4.18%	4.18%
Total/Weighted Average (GAAP)	$953,923	$(75,333)	$(48,337)	$830,253	$22,720	$852,973	1.91%	4.35%

(1)Weighted average coupon is presented net of servicing and other fees.

(2)Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions), at fair value, according to their estimated weighted average life classifications as of June 30, 2014:

June 30, 2014 Fair Value
Less than one year	$-
Greater than one year and less than five years	112,088,307
Greater than or equal to five years	740,884,472
Total	$852,972,779

The following table presents certain information about the carrying value of our investment portfolio, MBS, residential mortgage loans and the Non-Agency RMBS and Multi-Family MBS underlying our Linked Transactions, as of June 30, 2014:

	GAAP Basis (AFS RMBS- Excluding Linked Transactions)	Non-GAAP Adjustments (Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions)	Non-GAAP Basis (Combined)
Principal balance	$595,721,009	$358,200,745	$953,921,754
Unamortized premium	9,771,584		9,771,584
Unamortized discount
Designated credit reserve	(15,450,089)	(32,886,798)	(48,336,887)
Net, unamortized	(21,802,058)	(63,301,993)	(85,104,051)
Amortized cost	568,240,446	262,011,954	830,252,400
Gross unrealized gains	7,030,025	15,690,354	22,720,379
Carrying value/estimated fair values	$575,270,471	$277,702,308	$852,972,779

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

Financing and other liabilities.    We have entered into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2014, we had entered into repurchase agreements totaling $508.3 million, on a GAAP basis, and $706.0 million, on a non-GAAP basis, of which $197.7 million are repurchase agreements underlying Linked Transactions. As addressed under “Investment Activities” above, we are expanding the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2014 to June 30, 2014 on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions):

	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to June 30, 2014	$456,506,228	$508,332,000	$511,345,000

	Repurchase Agreements
Non-GAAP (Includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to June 30, 2014	$590,614,722	$706,049,000	$706,049,000

As of June 30, 2014, we had entered into one warehouse facility structured as a repurchase agreement to finance our residential mortgage loans. This agreement is secured by our prime jumbo mortgage loans and bears interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2014 we had borrowings totaling $4.0 million on a GAAP and non-GAAP basis under this agreement. As addressed under “Investment Activities” above, we are expanding the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarized the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2014 to June 30, 2014 on both a GAAP and non-GAAP basis.

	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to June 30, 2014	$341,728	$3,957,697	$3,957,697

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

As of June 30, 2014, we had entered into ten interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $378 million of borrowings under our repurchase agreements. Certain of these agreements have forward start dates, accordingly our obligation to pay the fixed rate and our right to receive the floating rate has not yet become effective. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates, and in addition, during the period we also employed both TBAs and U.S. Treasury futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following table summarizes our hedging activity as of June 30, 2014:

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay		Receive Rate		Maturity Years
3 years or less	35,000,000	(190,282)	0.66%		0.18%		1.6
Greater than 3 years and less than 5 years	191,000,000	(2,174,460)	1.66%		0.23%		4.2
Greater than 7 years and less than 10 years*	95,000,000	(4,207,800)	2.85	%*	0.00	%*	7.1
Greater than 10 years*	57,000,000	(3,458,185)	3.29	%*	0.00	%*	10.2
Total	378,000,000	(10,030,728)	1.51	%*	0.22	%*	5.6

*Forward-starting swaps. Fixed rate pay and floating rate receive rates are excluded from the calculation of totals.

	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
2 years or less	420,000	454,792	0.8	25,000,000	3.00%	10.0

Stockholders’ Equity and Book Value Per Share

As of June 30, 2014, our stockholders’ equity was $218.3 million, and our book value per common share was $12.76 on a basic and fully diluted basis. Our stockholders’ equity increased by $60.2 million over our stockholders’ equity as of March 31, 2014 due to our common and preferred stock offerings during the second quarter, while book value per common share was down a modest 0.6% from the previous quarter-end level of $12.84, primarily due to our follow-on common and preferred stock offering expenses.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Condensed Consolidated Financial Statements” beginning on page 8 of this report.

Capital Allocation

The following table sets forth our allocated capital by investment type at June 30, 2014:

	Capital Allocation*	% Capital Allocation*
Security Type
Agency RMBS	$34,745,566	15.92%
Cash and other, net	$55,851,095	25.59%
Multi-Family MBS	$35,918,045	16.45%
Non-Agency RMBS	$69,415,962	31.80%
Residential Mortgage Loans	$22,354,016	10.24%
Net	$218,284,684	100.00%

*Capital allocation and percentages reflect the fair value of investments, net of associated assets and liabilities, including the fair value of interest rate derivatives. Cash and other, net, represents cash and other assets and liabilities not specifically allocable to individual investments.

Results of Operations

The table below presents certain information from our Statement of Operations for the period January 1, 2014 to June 30, 2014 and the period January 1, 2013 to June 30, 2013:

	Period from January 1, 2014 to June 30, 2014	Period from January 1, 2013 to June 30, 2013
Revenues:
Interest income
Available-for-sale securities	$8,390,239	$8,376,715
Mortgage loans held-for-sale	7,517	-
Cash and cash equivalents	8,593	6,775
Interest expense
Repurchase agreements – available-for-sale securities	(1,162,260)	(1,119,174)
Repurchase agreements – mortgage loans held-for-sale	(5,766)	-
Net interest income	7,238,323	7,264,316
Other income:
Realized loss on sale of investments, net	(3,457,239)	(14,277,894)
Unrealized gain and net interest income from Linked Transactions	14,704,733	266,818
Realized loss on interest rate swap agreements	(1,692,593)	11,065,533
Unrealized loss on interest rate swap and swaption agreements	(11,100,869)	7,099,900
Unrealized gain on mortgage loans held-for-sale	93,242	-
Total other income	(1,452,726)	4,154,357
Expenses:
Management fee	1,090,378	528,002
General and administrative expenses	632,802	300,114
Operating expenses reimbursable to our Manager	1,539,470	908,098
Other operating expenses	505,130	99,001
Compensation Expense	134,482	84,964
Total expenses	3,902,262	1,920,179
Net income	$1,883,335	$9,498,494
Dividends to preferred stockholders	(1,116,495)	(2,326)
Net income attributable to common stockholders	$766,840	$9,496,168
Earnings per share
Net income attributable to common stockholders (basic and diluted)	$766,840	$9,496,168
Weighted average number of shares of common stock outstanding	10,001,587	4,855,327
Basic and diluted income per share	$0.08	$1.96
Dividends declared per share of common stock	$0.72	$0.78

Net Income Summary

For the six months ended June 30, 2014, our net income attributable to common stockholders was $766,840 or $0.08, basic and diluted net income per average share, compared with net income of $9,496,168 or $1.96, basic net income per share and $1.96 diluted net income per share, respectively, for the six months ended June 30, 2013.  We did not complete our IPO and concurrent private placement until March 27, 2013, which materially affects the comparability of information between the six months ended June 30, 2014 and the six months ended June 30, 2013. The main drivers of the lower net income for the current year period, as further described below, were (i) a net other loss of $1.5 million for the six months ended June 30, 2014, compared to net other income of $4.2 million for the six months ended June 30, 2013; (ii) an increase in total expenses; (iii) the payment of preferred stock dividends.

For the three months ended June 30, 2014, our net income attributable to common stockholders was $3,788,686 or $0.34, basic and diluted net income per average share, compared with net income of $7,970,380, or $1.08, basic and diluted net income per average share, respectively, for the three months ended June 30, 2013. The primary driver of the lower net income was lower net interest income, as further described below.

Interest Income and Interest Expense

An important source of income is net interest income. For the six months ended June 30, 2014, and the six months ended June 30, 2013, our interest income (including purchased accrued interest) was $8,406,349 and $8,383,490, respectively. Our interest expense (including derivative payments made) was $1,168,026 and $1,119,174, respectively, for the six months ended June 30, 2014 and the six months ended June 30, 2013.

For the three months ended June 30, 2014, and the three months ended June 30, 2013, our interest income (including purchased accrued interest) was $4,498,666 and $7,356,429, respectively. Our interest expense (including derivative payments made) was $607,804 and $992,426, respectively, for the three months ended June 30, 2014 and June 30, 2013. The year-over-year decrease in interest income and interest expense was primarily a result of the lower level of our asset portfolio in the current year period relative to the prior year primarily as a result of Agency RMBS sales.

Net Interest Income

For the six months ended June 30, 2014, and the six months ended June 30, 2013, our net interest income was $7,238,323 and $7,264,316, respectively.

For the three months ended June 30, 2014, and the three months ended June 30, 2013, our net interest income was $3,890,862 and $6,364,003, respectively, with the decrease reflecting the investment activity noted above.

Other Income

For the six months ended June 30, 2014, our other income represented a loss of $1,452,726, which primarily reflects the impact of net realized losses on sales of investments of $3,457,239, net unrealized losses on interest rate hedges of $11,100,869 and net realized losses of $1,692,593 on interest rate hedges which in aggregate offset unrealized gain and net interest income on our Linked Transactions of $14,704,733 and unrealized gain on residential mortgage loans of $93,242. It is worth noting that unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the six months ended June 30, 2013, other net income totaled $4,154,357, which primarily reflects the impact of net realized gains of $11,065,533 and net unrealized gains of $7,099,900, respectively, on interest rate hedges, and unrealized gain and net interest income on our Linked Transactions of $266,818, which in aggregate more than offset realized losses of $14,277,894 on sales of investments.

For the three months ended June 30, 2014, our other income represented a gain of $2,838,190, which primarily reflects the impact of net realized gain on sales of investments of $750,778, unrealized gain and net interest income on our Linked Transactions of $8,812,538 and unrealized gain on residential mortgage loans of $93,242, which in aggregate offset net unrealized losses on interest rate hedges of $5,968,542 and net realized losses of $849,826. It is worth noting that unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the three months ended June 30, 2013, other net income totaled $3,098,072, which primarily reflects the impact of net realized gains of $11,136,853 and net unrealized gains of $7,620,892, respectively, on interest rate hedges, which in aggregate more than offset realized losses of $14,172,649 on sales of investments and unrealized loss and net interest income on our Linked Transactions of $1,487,024.

Expenses

We incurred management fees of $1,090,378 for the six months ended June 30, 2014 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,811,884, of which $1,539,470 was payable to our Manager and $1,272,414 was payable directly by us.  Our general and administrative expenses of $632,802 for the period ended June 30, 2014 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

For the six months ended June 30, 2013, we incurred management fees and other operating expenses of $528,002, and $1,392,177, respectively. Both management fees and other operating expenses generally increase in line with average stockholders’ equity, and this accounts for the increase in period over period expenses.

We incurred management fees of $622,843 for the three months ended June 30, 2014 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $1,681,600, of which $870,817 was payable to our Manager and $810,783 was payable directly by us.  Our general and administrative expenses of $380,711 for the period ended June 30, 2014 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

For the three months ended June 30, 2013, we incurred management fees and other operating expenses of $412,862, and $1,078,833, respectively.

Net Income and Return on Equity

Our net income attributable to common stockholders was $766,840 for the six months ended June 30, 2014, after accounting for preferred stock dividends of $1,116,495, representing an annualized return of 1.12% on average stockholders' equity of $138,337,451.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the six months ended June 30, 2014, our comprehensive income attributable to common stockholders was $18,798,577, which included $18,031,737 in total other comprehensive income. This represents an annualized return of 27.40% on average stockholders’ equity.

For the six months ended June 30, 2013, our net income attributable to common stockholders was $9,496,168 after accounting for preferred stock dividends of $2,326 representing an annualized return of 27.09% on average stockholders' equity of $70,688,138. For the six months ended June 30, 2013, our comprehensive loss attributable to common stockholders was $16,939,187, which included $26,435,355 in total other comprehensive loss. This represents an annualized return of (48.32%) on average stockholders’ equity.

Our net income attributable to common stockholders was $3,788,686 for the three months ended June 30, 2014, after accounting for preferred stock dividends of $635,923, representing an annualized return of 10.07% on average stockholders' equity of $150,919,000.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended June 30, 2014, our comprehensive income attributable to common stockholders was $9,414,656, which included $5,625,970 in total other comprehensive income. This represents an annualized return of 25.02% on average stockholders’ equity.

For the three months ended June 30, 2013, our net income attributable to common stockholders was $7,970,380 representing an annualized return of 29.02% on average stockholders' equity of $110,177,089. For the three months ended June 30, 2013, our comprehensive loss attributable to common stockholders was $17,768,278, which included $25,738,658 in total other comprehensive loss. This represents an annualized return of (64.69%) on average stockholders’ equity.

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

As of June 30, 2014, our source of funds, apart from our Equity Sales consisted of net proceeds from repurchase agreements related to available-for-sale securities totaling $508.3 million, on a GAAP basis, and $706.0 million, on a non-GAAP basis, including $197.7 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.49%, on a GAAP basis, and 0.83%, on a non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS, including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions and repurchase agreements related to held-for-sale mortgage loans totaling $4.0 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 3.22% which we used to finance the acquisition of prime jumbo mortgage loans. We generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS, between one and three times when acquiring Multi-Family MBS, and between one and three times when acquiring New Issue Non-Agency RMBS. As of June 30, 2014, we had an overall debt-to-equity ratio of 2.3:1 (calculated using balances determined under GAAP), or 3.3:1 when including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). The repurchase obligations mature and reinvest every 30 to 270 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of June 30, 2014, for our available-for-sale securities we had established 26 repurchase borrowing arrangements with various investment banking firms and other lenders, and as of June 30, 2014, we had outstanding borrowings with 17 of these lenders totaling $508.3 million, on a GAAP basis, and $706.0 million, on a non-GAAP basis, including $197.7 million from repurchase agreements underlying Linked Transactions.  Additionally, as of June 30, 2014, for our held-for-sale mortgage loans we had established 1 master repurchase agreement with an investment banking firm, and as of June 30, 2014 we had $4.0 million outstanding under this agreement.

Under repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, repurchase agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our repurchase agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our repurchase facilities, the haircuts range from a low of 3% to a high of 40%, and the weighted average haircut was 12.8% as of June 30, 2014. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As of June 30, 2014, we had unrestricted cash and cash equivalents of $55.8 million available to meet margin calls on our repurchase agreements (including those repurchase agreements underlying Linked Transactions) and derivative instruments, compared to $38.8 million as of March 31, 2014. Accordingly, based on our leverage level and liquidity position as of June 30, 2014, if the decline in market value of our securities collateralizing our repurchase facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, then we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended June 30, 2014, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a repurchase agreement, we may use the collateral immediately for borrowing under a new repurchase agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency and Non-Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2014 to June 30, 2014

We had the following contractual borrowing under repurchase agreements related to available-for-sale securities as of June 30, 2014 (dollar amounts in thousands) on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions):

GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$508,332	$508,332	-	-	-
Total contractual obligations	$508,332	$508,332	-	-	-

Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year *	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$706,049	$706,049	-	-	-
Total contractual obligations	$706,049	$706,049	-	-	-

*Includes $197,717 of repurchase agreements underlying Linked Transactions.

We had the following contractual borrowing under repurchase agreements related to held-for-sale mortgage loans as of June 30, 2014 on both a GAAP basis and non-GAAP basis:

GAAP and Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$3,958	$3,958	-	-	-
Total contractual obligations	$3,958	$3,958	-	-	-

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2014.

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

As of June 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On June 17, 2014, we announced that our board of directors declared monthly cash dividend rates for the third quarter of 2014 of $0.125 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including MBS underlying Linked Transactions, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including MBS that are a component of our Linked Transactions. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including MBS underlying our Linked Transactions) as of June 30, 2014 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	June 30, 2014
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of securities	24	12	22
Carrying value/ estimated fair value	$208,102,665	$139,342,085	$501,017,232
Amortized cost	$190,896,180	$133,893,581	$501,045,084
Current par value	$296,512,244	$158,918,564	$494,073,391
Ratio of carrying value to current par value	70.2%	87.7%	101.4%
Ratio of amortized cost to current par value	64.5%	84.3%	101.4%
Net weighted average coupon	0.38%	2.11%	2.74%
One month CPR(i)	8.5%	NA	5.6%

Non-Agency RMBS Charecteristics

June 30, 2014(1)

Collateral Attributes:
Weighted average loan age (months)	95
Weighted average original loan-to-value	75.9%
Weighted average original FICO(ii)	688
Weighted average loan size	339
Current Performance:
60+ day delinquencies	27.8%
Average credit enhancement(iii)	2.8%

	June 30, 2014(1)
	Fair Value	% of Non-Agency RMBS
Coupon Type:
Fixed rate	$-	0.0%
Hybrid or floating	$208,102,665	100.0%
Collateral Type:
Prime	$-	0.0%
Alt-A	$160,442,285	77.1%
Subprime	$47,660,380	22.9%
New Issue	$-	0.0%
Loan Origination Year:
2007	$59,643,250	28.7%
2006	$126,992,602	61.0%
Pre-2006	$21,466,813	10.3%

(1)	Includes Non-Agency RMBS underlying our Linked Transactions at June 30, 2014 on a combined, non-GAAP basis.
(2)	Includes Multi-Family MBS underlying our Linked Transactions at June 30, 2014 on a combined, non-GAAP basis.

The following table presents the rating of our Non-Agency RMBS at June 30, 2014, including Non-Agency RMBS underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

	Fair Value	% of Non- Agency RMBS
Current Rating(iv)
CCC	$44,129,711	21.2%
CC	$25,635,918	12.3%
C	$15,489,800	7.4%
D	$3,298,666	1.6%
Not Rated	$119,548,570	57.4%

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including Non-Agency RMBS underlying our Linked Transactions, at June 30, 2014 on a combined, non-GAAP basis:

	Fair Value	% of Non- Agency RMBS
Property Location
California	$75,900,070	36.5%
Florida	$23,759,627	11.4%
New Jersey	$11,914,188	5.7%
New York	$9,132,197	4.4%
Virginia	$6,722,080	3.2%

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

During the second quarter of 2014, the Company expanded its investments in Multi-Family MBS based on the favorable risk-return profile of these investments. Our Multi-Family MBS investments consist principally of securities rated BBB or higher and are primarily Freddie Mac Multifamily K Certificates backed by pools of multifamily mortgage loans or re-REMICs of Freddie Mac Multifamily K Certificates. These certificates are not guaranteed by Freddie Mac and therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the rating of our Multi-Family MBS at June 30, 2014, including Multi-Family underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

	Fair Value	% of Multi- Family MBS
Current Rating(iv)
BBB	$110,865,668	79.6%
BB	$28,476,417	20.4%

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2014 including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions. Such MBS may not be linked in future periods.

June 30, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-15.83%	0.13%
+0.50%	-7.91%	0.08%
-0.50%	9.84%	-0.18%
-1.00%	19.87%	-0.72%

(1) Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions. Such MBS and repurchase agreements may not be linked in future periods.

(2) Agency RMBS and Multi-Family MBS only.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2014. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at June 30, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2014, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Credit risk

We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency RMBS and Multi-Family MBS, as well as residential mortgage loans that we own. With respect to our Non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency RMBS. In addition, with respect to any particular target asset, our Manager's investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. In particular, the evaluation process involves modeling under various different scenarios the future cashflows expected to be generated by a specific security based on the current and projected delinquency and default status of the portfolio, and expected recoveries derived primarily from LTV metrics, relative to the purchase price of the RMBS. At purchase, our Manager estimates the proportion of the discount that we do not expect to recover and incorporates it into our Manager's expected yield and accretion calculations. As part of our Non-Agency RMBS surveillance process, our Manager tracks and compares each security's actual performance over time to the performance expected at the time of purchase or, if our Manager has modified its original purchase assumptions, to its revised performance expectations. To the extent that actual performance of our Non-Agency RMBS deviates materially from our Manager's expected performance parameters, our Manager may revise its performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time. At times, we may enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results. With respect to our Multi-Family MBS, to date we have purchased subordinated tranches in, or backed by, multi-family securitizations sponsored by Freddie Mac that do not represent the most junior tranche in the capital structure. Our pre-acquisition due diligence process involves an analysis of the multi-family loan portfolio underlying the relevant security, in order to determine the adequacy of available credit enhancement to absorb potential credit losses on the portfolio.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2014 through June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date of this report, neither we nor, to our knowledge, our Manager are subject to any legal proceedings that we or our Manager considers to be material.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

FIVE OAKS INVESTMENT CORP.

Dated: August 14, 2014	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and
Chairman of the Board (Principal
Executive Officer)

Dated: August 14, 2014	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer,
Secretary and Director (Principal
Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
1.1

Form of Distribution Agency Agreement, dated May 30, 2014, by and among the Company, Oak Circle Capital Partners LLC and each of the Managers (incorporated by reference to Exhibit 1.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 30, 2014).

3.2

Articles of Amendment, increasing the aggregate number of authorized shares of 8.75% Series A Cumulative Redeemable Preferred Stock, liquidation value $25 per share (incorporated by reference to Exhibit 3.2 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

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

