Form 10-Q
period 2014-09-30
Five Oaks Investment Corp.
filed 2014-11-14
CIK 1547546

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2014
Common stock, $0.01 par value	14,718,750

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information		3

Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	5
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (unaudited) and the three and nine months ended September 30, 2013 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 (unaudited), and the three and nine months ended September 30, 2013 (unaudited)	7
	Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2014 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 (unaudited), and the three and nine months ended September 30, 2013 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	58
Item 4.	Controls and Procedures	65

PART II - Other Information		66

Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	71

Signatures		72

2

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

September 30, 2014

(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	5

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (unaudited) and the three and nine months ended September 30, 2013 (unaudited)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 (unaudited) and the three and nine months ended September 30, 2013 (unaudited)	7

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 (unaudited) and the three and nine months ended September 30, 2013 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	10 - 41

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $506,275,939 and $444,984,955 for
September 30, 2014 and December 31, 2013, respectively)	$506,974,444	$444,984,955
Mortgage loans held-for-sale, at fair value	226,997,450	-
Multi-family loans held in securitization trusts, at fair value	1,368,692,410
Linked transactions, net, at fair value	75,804,679	33,352,562
Cash and cash equivalents	21,056,526	33,062,931
Restricted cash	37,103,295	13,343,173
Deferred offering costs	666,329	-
Accrued interest receivable	5,005,439	1,045,191
Investment related receivable	980,953	506,892
Derivative assets, at fair value	325,918	1,839,154
Other assets	153,481	66,547

Total assets (1)	$2,243,760,924	$528,201,405

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$499,462,000	$412,172,000
Mortgage loans held-for-sale	205,161,626	-
Multi-family securitized debt obligations	1,312,890,841	-
Derivative liabilities, at fair value	669,304	839,413
Accrued interest payable	2,935,156	274,615
Dividends payable	29,349	42,501
Fees and expenses payable to Manager	855,000	330,000
Other accounts payable and accrued expenses	503,935	617,514
Deferred tax liability	179,136	-

Total liabilities (1)	2,022,686,347	414,276,043

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 800,000 issued and outstanding at September 30,
2014 and December 31, 2013, respectively	37,156,972	18,060,898
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,718,750 and 7,389,250
shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively	146,953	73,563
Additional paid-in capital	189,378,368	110,129,489
Accumulated other comprehensive income (loss)	5,425,904	(11,094,954)
Cumulative distributions to stockholders	(25,996,718)	(11,289,370)
Accumulated earnings	14,963,098	8,045,736

Total stockholders' equity	221,074,577	113,925,362

Total liabilities and stockholders' equity	$2,243,760,924	$528,201,405

(1)	Our condensed consolidated balance sheets include assets and liabililties of consolidated variable initerest entities ("VIEs") as the Company is primary beneficiary of these VIEs. As of September 30, 2014 and December 31, 2013, assets of consolidated VIEs totaled $1,371,125,728 and $0, respectively, and the liabilities of consolidated VIEs totaled $1,315,249,444 and $0, respectively.

        See Note 6 for further discussion

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$4,513,999	$4,338,448	$12,904,238	$14,924,426
Mortgage loans held-for-sale	1,310,068	-	1,317,585	-
Multi-family loans held in securitization trusts, at fair value	2,433,318	-	2,433,318	-
Cash and cash equivalents	9,802	3,154	18,395	9,929
Interest expense:
Repurchase agreements - available-for-sale securities	(635,062)	(793,142)	(1,797,322)	(4,121,579)
Repurchase agreements - mortgage loans held-for-sale	(721,239)	-	(727,005)	-
Multi-family securitized debt obligations	(2,239,797)	-	(2,239,797)	-

Net interest income	4,671,089	3,548,460	11,909,412	10,812,776

Other income:
Realized gain (loss) on sale of investments, net	1,024,168	(17,080,871)	(2,433,071)	(31,358,766)
Unrealized gain (loss) and net interest income from Linked Transactions	754,189	(154,913)	15,458,922	111,905
Realized gain (loss) on derivative contracts, net	(9,079,091)	8,401,396	(10,771,684)	19,466,902
Unrealized gain (loss) on derivative contracts, net	10,009,742	(10,274,003)	(1,091,127)	(3,174,076)
Realized loss on mortgage loans held-for-sale	(73,132)	-	(73,132)	-
Unrealized gain on mortgage loans held-for-sale	474,095	-	567,337	-
Unrealized gain on multi-family loans held in securitization trusts	285,328	-	285,328	-

Total other income (loss)	3,395,299	(19,108,391)	1,942,573	(14,954,035)

Expenses:
Management fee	790,188	413,164	1,880,566	941,166
General and administrative expenses	728,488	229,324	1,361,290	529,436
Operating expenses reimbursable to Manager	843,943	634,001	2,383,413	1,542,099
Other operating expenses	439,198	103,919	944,328	202,921
Compensation expense	51,408	74,229	185,890	159,193

Total expenses	2,853,225	1,454,637	6,755,487	3,374,815

Net income (loss) before provision for income taxes	5,213,163	(17,014,568)	7,096,498	(7,516,074)
(Provision for) benefit fron income taxes	(179,136)	-	(179,136)	-
Net income (loss)	5,034,027	$(17,014,568)	$6,917,362	$(7,516,074)

Dividends to preferred stockholders	(880,509)	-	(1,997,004)	(2,326)

Net income (loss) attributable to common stockholders	$4,153,518	$(17,014,568)	$4,920,358	$(7,518,400)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$4,153,518	$(17,014,568)	$4,920,358	$(7,518,400)
Weighted average number of shares of common stock outstanding	14,640,065	7,360,350	11,564,737	5,695,881
Basic and diluted income (loss) per share	$0.28	$(2.31)	$0.43	$(1.32)
Dividends declared per share of common stock	$0.38	$0.48	$1.10	$1.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$5,034,027	$(17,014,568)	$6,917,362	$(7,516,074)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(7,074,861)	16,495,823	10,956,876	(9,939,532)
Reclassification adjustment for net gain (loss) included in net income	5,563,982	-	5,563,982	-

Total other comprehensive income (loss)	(1,510,879)	16,495,823	16,520,858	(9,939,532)

Less: Dividends to preferred stockholders	(880,509)	-	(1,997,004)	(2,326)

Comprehensive income (loss) attributable to common stockholders	$2,642,639	$(518,745)	$21,441,216	$(17,457,932)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (unaudited)

						Accumulated	Cumulative
					Additional	Other	Distributions	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Balance at January 1, 2014	800,000	$18,060,898	7,389,250	$73,563	$110,129,489	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362

Issuance of common stock, net	-	-	7,325,000	73,390	79,268,167	-	-	-	79,341,557

Issuance of preferred stock, net	810,000	19,096,074	-	-	-	-	-	-	19,096,074

Restricted stock compensation expense	-	-	4,500	-	(19,288)	-	-	-	(19,288)

Net income	-	-	-	-	-	-	-	6,917,362	6,917,362

Other comprehensive income (loss)	-	-	-	-	-	16,520,858	-	-	16,520,858

Common dividends declared	-	-	-	-	-	-	(12,710,344)	-	(12,710,344)

Preferred dividends declared	-	-	-	-	-	-	(1,997,004)	-	(1,997,004)

Balance at September 30, 2014	1,610,000	$37,156,972	14,718,750	$146,953	$189,378,368	$5,425,904	$(25,996,718)	$14,963,098	$221,074,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$6,917,362	$(7,516,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(3,568,134)	(907,795)
Realized loss on sale of investments, net	4,496,755	33,708,977
Unrealized (gain) loss on Linked Transactions, net	(6,138,628)	1,940,336
Realized (gain) loss on derivative contracts	10,771,684	(19,466,902)
Unrealized loss on derivative contracts	1,091,127	3,174,076
Realized loss on mortgage loans held-for-sale	73,132	-
Unrealized (gain) on mortgage loans held-for-sale	(567,337)	-
Unrealized (gain) on multi-family loans held in securitization trusts	(285,328)
Restricted stock compensation expense	(19,288)	89,193
Net change in:
Accrued interest receivable	(3,960,248)	(820,324)
Other assets	(86,934)	(143,978)
Accrued interest payable	2,660,541	42,347
Fees and expenses payable to Manager	525,000	305,000
Other accounts payable and accrued expenses	(113,579)	235,316
Deferred tax liability	179,136	-

Net cash provided by operating activities	11,975,261	10,640,172

Cash flows from investing activities:
Purchase of available-for-sale securities	(270,132,411)	(1,084,963,739)
Purchase of mortgage loans held-for-sale	(228,849,013)	-
Proceeds from mortgage loans held-for-sale	2,345,768	-
Proceeds from sales of available-for-sale securities	134,252,756	678,644,658
Purchase of derivative contracts	-	(50,816,532)
Proceeds from derivative contracts	(10,218,903)	-
Payments for sales of derivative contracts and interest expense	-	69,806,101
Proceeds from derivative contracts sold short	24,902,344	-
Payments to cover derivative contracts sold short	(25,203,125)	-
Principal payments from available-for-sale securities	33,966,162	27,053,462
Investment related receivable	(474,061)	(238,679)
Restricted cash	(23,760,122)	(11,758,268)

Net cash used in investing activities	(363,170,605)	(372,272,997)

Cash flows from financing activities:
Net proceeds from issuance of common stock	79,341,557	84,000,000
Net proceeds from issuance of preferred stock	19,096,074	10,041
Redemption of preferred stock	-	(110,000)
Change in deferred offering costs	(666,329)	915,512
Dividends paid on common stock	(12,710,344)	(7,532,736)
Dividends paid on preferred stock	(2,010,156)	(2,326)
Proceeds from repurchase agreements - available-for-sale securities	3,301,467,286	3,332,278,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	205,913,210	-
Principal repayments of repurchase agreements - available-for-sale securities	(3,214,177,286)	(3,018,657,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(751,584)	-
Net cash received (paid) on securities underlying Linked Transactions	(161,329,489)	(45,091,937)
Net cash received from repurchase agreements underlying Linked Transactions	125,016,000	28,559,000

Net cash provided by financing activities	339,188,939	374,368,554

Net increase (decrease) in cash and cash equivalents	(12,006,405)	12,735,729

Cash and cash equivalents, beginning of period	33,062,931	3,608,759

Cash and cash equivalents, end of period	$21,056,526	$16,344,488

Supplemental disclosure of cash flow information
Cash paid for interest	$2,222,389	$4,079,232

Non-cash investing and financing activities information
Restricted stock compensation expense	$(19,288)	$89,193
Dividends declared but not paid at end of period	$29,349	$-
Net change in unrealized gain (loss) on available-for-sale securities	$16,520,858	$(9,939,532)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (unaudited)

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

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company invests in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company also invests in Non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity. Additionally, the Company invests in Multi-Family MBS, which are MBS for which the principal and interest may be sponsored by a U.S. Government agency such as the Government National Mortgage Association or a U.S, Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or may not be sponsored by a U.S. Government agency or a U.S. Government-sponsored entity. The Company also invests in residential mortgage loans, and may also invest in other mortgage-related investments.

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

On September 16, 2014, the Company acquired 85% of the first loss principal only tranche issued by a Freddie Mac-sponsored Multi-Family K series securitization (the “FREMF 2011-K13 Trust” or the “Trust”). The Company determined that the Trust was a variable interest entity (“VIE”) and that the Company was the primary beneficiary, and accordingly consolidated the assets and liabilities of this Trust into the Company’s financial statements. Based on these determinations, the Company consolidated the Trust in accordance with U.S. GAAP.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements. The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statement of stockholders’ equity and the condensed consolidated statements of cash flows, for the three and nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013, are unaudited.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity where the Company is the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

VIEs

An entity is referred to as a variable interest entity (“VIE”) if it lacks one or more of the following characteristics: (1) sufficient equity at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE based upon changes in the facts and circumstances pertaining to the VIE.

VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. This determination may involve complex and subjective analyses. In general, the obligation to absorb losses is a function of holding a majority of the first loss tranche, while the ability to direct the activities that most significantly impact the VIEs economic performance will be determined based upon the rights associated with acting as the directing certificate holder, or equivalent, in a given transaction. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period based upon changes in the facts and circumstances pertaining to the VIE.

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At September 30, 2014, the Company determined that it was the primary beneficiary of the FREMF 2011-K13 Trust, based on its power to direct the Trust’s activities and its obligations to absorb losses derived from the ownership of 85% of the first-loss principal-only tranche. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the Trust, and has elected the fair value option in respect of these assets and liabilities. At December 31, 2013, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs at that time. At September 30, 2014 and December 31, 2013, with the exception of the FREMF 2011-K13 Trust, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS as disclosed in Note 4 (Non-Agency RMBS $61,159,796 and $62,684,335, respectively).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mortgage Loans Held-for-Sale, at Fair Value

Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 – Fair Value Measurements for details on fair value measurement. Mortgage loans are currently classified as held-for-sale based upon the Company’s intent to sell them either in the secondary whole loan market or to include them in a securitization, including transfers to securitization entities that the Company plans to sponsor and expect to be accounted for as sales for financial reporting purposes.

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

Multi-Family Mortgage Loans Held in Securitization Trusts

Multi-Family mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust as of September 30, 2014. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and , accordingly, has consolidated the FREMF 2011-K13 Trust, including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Trust. See Note 3 – Fair Value Measurement below for additional detail.

Interest income on Multi-Family mortgage loans held in securitization trusts is recognized at the loan coupon rate. Interest income recognition is suspended when mortgage loans are placed on non-accrual status. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is considered non-collectible, and in all cases when payment becomes greater than 90 days past due. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Residential Loan Warehouse Facilities

The Company finances the acquisition of certain of its residential mortgage loans through the use of short-term, uncommitted residential loan warehouse facilities, which may be structured as repurchase agreements or secured loan facilities. Currently, the Company has two residential loan warehouse facilities in place with financial institution counterparties, structured as a repurchase agreement and one residential loan warehouse facility in place with a financial institution counterparty, structured as a loan and security agreement. Under these warehouse facilities the Company has an aggregate borrowing limit of $375 million, of which $205.2 million has been drawn at September 30, 2014. The Company accounts for outstandings under these facilities as a collateralized financing transaction which is carried at its contractual amount, and approximates fair value due to its short-term nature.

Multi-Family Securitized Debt Obligations

Multi-Family securitized debt obligations represent third-party liabilities of the FREMF 2011-K13 Trust, and excludes liabilities of the Trust acquired by the Company that are eliminated on consolidation. The third-party obligations of the Trust do not have any recourse to the Company as the consolidator of the Trust.

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

Recently Issued and/or Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require any new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2013, with early adoption permitted. Adopting this ASU did not have any material impact on the Company’s condensed financial condition or results of operations.

In June 2014, FASB issued ASU No. 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”, which amends ASC 860, “Transfers and Servicing”. The amendments in this ASU change current accounting and disclosures for repurchase agreements and similar transactions under U.S. GAAP. In particular, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements under ASC 860.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2014-11 is effective for public entities for annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. The entity must report changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The new disclosures are not required for comparative periods prior to the effective date. Adopting this ASU will have a material impact on the Company's presentation of its statement of financial condition and results of operations as it relates to the Company’s linked transactions (See Note 8). Currently, linked transactions are reported on the balance sheet as derivative transactions, as a result of this ASU the assets and repurchase agreements that encompass linked transactions will be bifurcated and the gross amounts will be reported in available-for-sale securities and repurchase agreements respectively. In addition, unrealized gain (loss) and interest income on assets that are deemed to be linked are currently reflected in the income statement in other income unrealized gain (loss) and net interest income from Linked Transaction line item, as a result of this ASU the interest income will be recognized in revenue interest income and unrealized gain (loss) will be reflected in other comprehensive income.

In August 2014 FASB issued ASU No. 2014-13 “Consolidation (Topic 810) Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity”. A collateralized financing entity is a VIE such as a securitization trust with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities. The amendments in this ASU address differences in measurement practice between the fair value of the collateralized financing entity’s assets and liabilities, and apply to a reporting entity that is required to consolidate such an entity when the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in its financial statements, and that changes in such values are reflected in earnings.

When a reporting entity elects the measurement alternative included in ASU 2014-13 for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The amendments in this ASU are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. Since the Company has not previously been required to consolidate the assets and liabilities of a collateralized financing entity, it has elected to early adopt this ASU in respect of the consolidated financial statements with effect from September 30, 2014. See Note 3 – Fair Value Measurements for further information.

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

Mortgage Loans Held-for-sale

Designation

The Company currently classifies its residential mortgage loans as held-for-sale (“HFS”) investments. Residential mortgage loans held-for-sale include loans that the Company is marketing for sale to third parties, including transfers to securitization entities that the Company plans to sponsor and expect to be accounted for as sales for financial reporting purposes.

The Company elected the fair value option for residential mortgage loans it has acquired and classifies as held-for-sale. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront and costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income (loss). The fair value option is irrevocable once the loan is acquired.

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-Family mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust as of September 30, 2014. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust, including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Trust.

Determination of Fair Value

As noted earlier, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the FREMF 2011-13 Trust. The Trust is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Trust is more observable, but in either case, the methodology results in the fair value of the assets of the Trust being equal to the fair value of its liabilities.. The Company has determined that the fair value of the liabilities of the Trust are more observable, since in all cases prices for the liabilities are available from the primary third party pricing service utilized for Multi-Family MBS, while the individual assets of the Trust are inherently challenging to obtain precise measurements for given their illiquid nature and the limitations on available information related to these assets. Given that our methodology for valuing the assets of the Trust is an aggregate value derived from the fair value of the Trust’s liabilities, the Company has determined that the valuation of the Trust’s assets in their entirety should be classified as Level 2 valuations.

Accounting for Derivative Financial Instruments

In accordance with FASB guidance ASC 815 “Derivatives and Hedging”, all derivative financial instruments, whether designated for hedging relationships or not, are recorded at fair value on the condensed consolidated balance sheet as assets or liabilities. The Company obtains valuation information for each derivative financial instrument from the related derivative counterparty. If other available market data indicates that the valuation information from the counterparty is materially inaccurate, or pricing data is unavailable from the counterparty, the Company shall undertake a review of other available valuation information, including third party pricing services and/or dealers, and shall take additional steps to determine fair value. The Company reviews all valuations of derivative financial instruments used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the derivative counterparty, the third-party pricing service or dealers, as appropriate, for similar instruments are classified as Level 2 valuations if the pricing methods used are consistent with the Level 2 definition. If none of these sources is available, the Company determines the fair value based on characteristics of the instrument and based on available market information received from dealers and classifies it as a Level 2 valuation.

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

The following table presents the Company’s AFS investment securities by collateral type at fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$226,557,748	$237,143,864
Federal National Mortgage Association	219,256,900	145,156,756
Non-Agency	61,159,796	62,684,335
Total mortgage-backed securities	$506,974,444	$444,984,955

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Agency	Non-Agency	Multi-Family	Total
Face Value	$441,676,113	$86,204,336	$-	$527,880,449
Unamortized premium	8,552,245	-	-	8,552,245
Unamortized discount
Designated credit reserve	-	(14,518,427)	-	(14,518,427)
Net, unamortized	(2,556,439)	(17,809,288)	-	(20,365,727)
Amortized Cost	447,671,919	53,876,621	-	501,548,540
Gross unrealized gain	2,664,397	7,283,175	-	9,947,572
Gross unrealized (loss)	(4,521,668)	-	-	(4,521,668)
Fair Value	$445,814,648	$61,159,796	$-	$506,974,444

	December 31, 2013
	Agency	Non-Agency	Total
Face Value	$386,672,123	$95,390,328	$482,062,451
Unamortized premium	12,544,193	-	12,544,193
Unamortized discount
Designated credit reserve	-	(16,126,355)	(16,126,355)
Net, unamortized	(1,489,132)	(20,911,248)	(22,400,380)
Amortized Cost	397,727,184	58,352,725	456,079,909
Gross unrealized gain	-	4,331,610	4,331,610
Gross unrealized (loss)	(15,426,564)	-	(15,426,564)
Fair Value	$382,300,620	$62,684,335	$444,984,955

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three months ended September 30, 2014 and September 30, 2013 and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
AFS securities sold, at cost	$80,162,958	$348,566,209
Proceeds from AFS securities sold	81,394,245	331,913,127
Net realized gain (loss) on sale of AFS securities	$1,231,287	$(16,653,082)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
AFS securities sold, at cost	$186,909,115	$717,350,126
Proceeds from AFS securities sold	184,929,385	687,252,011
Net realized gain (loss) on sale of AFS securities	$(1,979,730)	$(30,098,115)

The following tables present the fair value of AFS investment securities by rate type as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Agency	Non-Agency	Total
Adjustable rate	$322,171,225	$61,159,796	$383,331,021
Fixed rate	123,643,423	-	123,643,423
Total	$445,814,648	$61,159,796	$506,974,444

	December 31, 2013
	Agency	Non-Agency	Total
Adjustable rate	$170,587,649	$62,684,335	$233,271,984
Fixed rate	211,712,971	-	211,712,971
Total	$382,300,620	$62,684,335	$444,984,955

The following tables present the fair value of AFS investment securities by maturity date as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Less than one year	$-	$-
Greater than one year and less than five years	52,337,669	-
Greater than or equal to five years	454,636,775	444,984,955
Total	$506,974,444	$444,984,955

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

The following tables present the changes for the nine months ended September 30, 2014 and year ended December 31, 2013 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	September 30, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2014	$(16,126,355)	$(22,400,380)	$(38,526,735)
Acquisitions	-	(2,361,186)	(2,361,186)
Dispositions	-	625,719	625,719
Accretion of net discount	-	3,622,539	3,622,539
Realized gain on paydowns	-	147,581	147,581
Realized credit losses	1,607,928	-	1,607,928
Release of credit reserves	-	-	-
Ending balance at September 30, 2014	$(14,518,427)	$(20,365,727)	$(34,884,154)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(19,145,414)	$(24,606,107)	$(43,751,521)
Accretion of net discount	-	2,836,240	2,836,240
Realized gain on paydowns	-	25,262	25,262
Realized credit losses	2,363,284	-	2,363,284
Release of credit reserves	655,775	(655,775)	-
Ending balance at December 31, 2013	$(16,126,355)	$(22,400,380)	$(38,526,735)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three and nine months ended September 30, 2014, the Company had unrealized gains (losses) on AFS securities of $(1,510,879) and $16,520,858, respectively.

The following tables present components of interest income on the Company’s AFS securities for the three months ended September 30, 2014 and September 30, 2013 and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$3,161,200	$229,475	$3,390,675	$3,472,373	$(58,281)	$3,414,092
Non-Agency	45,468	1,017,574	1,063,042	45,010	879,346	924,356
Multi-Family	56,099	4,183	60,282	-	-	-
Total	$3,262,767	$1,251,232	$4,513,999	$3,517,383	$821,065	$4,338,448

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$8,931,583	$441,482	$9,373,065	$13,878,581	$(713,094)	$13,165,487
Non-Agency	219,928	3,102,041	3,321,969	138,050	1,620,889	1,758,939
Multi-Family	184,594	24,610	209,204	-	-	-
Total	$9,336,105	$3,568,133	$12,904,238	$14,016,631	$907,795	$14,924,426

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Unpaid principal balance	$226,430,113	$-
Fair value adjustment	567,337	-
Carrying value	$226,997,450	$-

At September 30, 2014 and December 31, 2013, the Company pledged mortgage loans with a fair value of $227.0 million and $0, respectively, as collateral for repurchase agreements. See Note 7 – Repurchase Agreements.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of September 30, 2014 are as follows:

September 30, 2014
California	36.7%
Massachussetts	19.6%
Texas	7.1%
Washington	5.7%

NOTE 6 – THE FREMF 2011-K13 TRUST

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust, which requires that changes in valuations of the Trust be reflected in the Company’s statements of operations. The Company’s net investment in the Trust is limited to the Multi-Family MBS comprised of a first loss PO security and an IO security acquired by the Company on September 16, 2014 with an aggregate net carrying value of $ 55,801,569 at September 30, 2014.

The condensed consolidated balance sheet of the FREMF 2011-K13 Trust at September 30, 2014.:

Balance Sheet	September 30, 2014
Assets
Multi-family mortgage loans held in securitization trusts	$1,368,692,410
Receivables	2,433,318
Total assets	$1,371,125,728
Liabilities and Equity
Multi-family securitized debt obligations	$1,312,890,841
Payables	2,358,603
Total liabilities	$1,315,249,444
Equity	55,876,284
Total liabilities and equity	$1,371,125,728

The Multi-Family mortgage loans held in securitization trusts had an unpaid principal balance of $ 1,205,478,140 at September 30, 2014. The Multi-Family securitized debt obligations had an unpaid principal balance of $ 1,205,478,140 at September 30, 2014.

The condensed consolidated statements of operations of the FREMF 2011-K13 Trust at September 30, 2014 are as follows:

Statement of Operations	For the period from September 16, 2014 to September 30, 2014
Interest income	$2,433,318
Interest expense	2,239,797
Net interest income	$193,521
General and administrative fees	118,806
Net Income	$74,715

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF 2011-K13 Trust as of September 30, 2014:

September 30, 2014
Texas	16.0%
New York	15.0%
Washington	8.3%
Colorado	7.4%
Georgia	5.7%

NOTE 7 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited purpose of the company that organized it, and an SPE is frequently used for the purpose of securitizing, or re-securitizing, financial assets. They are typically structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to certificate holders. As a consequence of their purpose and design, SPEs are typically VIEs.

As further discussed in Note 2 and Note 6, the Company has evaluated its investments in Non-Agency RMBS and Multi-Family MBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the Trust in its financial statements as of and for the period ended September 30, 2014. However, the assets of the Trust are restricted, and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the Trust do not have any recourse to the Company as the consolidator of the Trust.

For the Company’s remaining Non-Agency and Multi-Family MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Note 2 and Note 4.

NOTE 8 – RESTRICTED CASH

As of September 30, 2014, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Restricted cash balance held by:
Broker counterparties for derivatives trading	$28,044,210	$7,297,667
Repurchase counterparties as restricted collateral	9,048,251	6,015,490
FOI restricted cash	249,951	-
FOAC as minimum required capital	-	30,016
Incorrect receipt of principal paydown	(239,117)
Total	$37,103,295	$13,343,173

NOTE 9 – REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements (including two residential loan warehouse facilities and one loan and security agreement) to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 1.14% at September 30, 2014. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$426,095,000	0.34%	$370,901,000	0.40%
Non-Agency(1)	42,789,000	1.94%	41,271,000	2.09%
Multi-Family(2)	30,578,000	1.85%	-	0.00%
Mortgage loans	205,161,626	2.55%	-	0.00%
Total	$704,623,626	1.14%	$412,172,000	0.57%

(1)	At September 30, 2014 and December 31, 2013, the Company had repurchase agreements of $103,438,000 and $61,181,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).
(2)	At September 30, 2014, the Company had repurchase agreements of $82,759,000 that were linked to Multi-Family MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

NOTE 9 – REPURCHASE AGREEMENTS (Continued)

At September 30, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities:

	September 30, 2014	December 31, 2013
< 30 days	$429,696,000	$373,422,000
31 to 60 days	37,936,000	38,750,000
61 to 90 days	-	-
> 90 days	236,991,626	-
Total	$704,623,626	$412,172,000

Under the repurchase agreements (including the residential loan warehouse facility), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of September 30, 2014.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Amount	Percent of total amount	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	outstanding	days to maturity	of collateral held
North America	$436,759,667	61.98%	42	$490,997,398
Europe (2)	139,286,959	19.77%	259	164,696,799
Asia (2)	128,577,000	18.25%	18	133,380,760
Total	$704,623,626	100.00%	79	$789,074,957

(1)	At September 30, 2014, the Company had repurchase agreements of $103,438,000 and $82,759,000 that were linked to Non- Agency RMBS and Multi-Family MBS purchases, respectively, and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

(2)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2013
	Amount	Percent of total amount	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	outstanding	days to maturity	of collateral held
North America	$261,289,000	63.39%	20	$277,808,885
Asia (2)	97,491,000	23.65%	12	106,949,627
Europe (2)	53,392,000	12.96%	21	60,226,443
Total	$412,172,000	100.00%	18	$444,984,955

(1)	At December 31, 2013, the Company had repurchase agreements of $61,181,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

(2)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of September 30, 2014 and December 31, 2013. The Company’s Linked Transactions are evaluated on a combined basis.

	September 30, 2014
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$142,644	43,000,000	$(972,403)	183,000,000
Swaptions	325,918	25,000,000	-	-
Futures	790,156	249,000,000	(629,694)	130,000,000
Linked transactions	75,804,679	-	-	-
Total	$77,063,397	317,000,000	$(1,602,097)	313,000,000

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$237,989	57,000,000	$(1,231,667)	281,000,000
Swaptions	1,770,795	25,000,000	-	-
Futures	154,265	10,000,000	-	-
TBAs	68,359	25,000,000	-	-
Linked transactions	33,352,562	-	-	-
Total	$35,583,970	117,000,000	$(1,231,667)	281,000,000

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(109,480)	0.66%	1.4	0.0%
Greater than 3 years and less than 5 years	191,000,000	(720,279)	1.66%	4.0	0.0%
Total	$226,000,000	$(829,759)	1.51%	3.6	0.0%

	December 31, 2013
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(166,619)	0.66%	2.1	0.0%
Greater than 3 years and less than 5 years	151,000,000	(764,807)	1.66%	4.6	0.0%
Greater than 7 years and less than 10 years	95,000,000	(300,242)	2.85%	7.6	100.0%
Greater than 10 years	57,000,000	237,990	3.29%	10.7	100.0%
Total	$338,000,000	$(993,678)	2.17%	6.2	45.0%

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

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions(2)	$262,339,150	$(186,534,471)	$75,804,679	$(75,804,679)	$-	$-
Swaptions	325,918	-	325,918	-	-	325,918
Interest rate swaps	142,644	(142,644)	-	-	-	-
Futures	790,149	(629,694)	160,455	-	(160,455)	-
Total	$263,597,861	$(187,306,809)	$76,291,052	$(75,804,679)	$(160,455)	$325,918

	September 30, 2014
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(704,623,626)	$-	$(704,623,626)	$704,623,626	$-	$-
Linked transactions(2)	(186,534,471)	186,534,471	-	-	-	-
Interest rate swaps	(972,403)	142,644	(829,759)	-	829,759	-
Futures	(629,694)	629,694	-	-	-	-
Total	$(892,760,194)	$187,306,809	$(705,453,385)	$704,623,626	$829,759	$-

	December 31, 2013
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions(2)	$94,645,860	$(61,293,298)	$33,352,562	$(33,352,562)	$-	$-
TBAs	68,359	-	68,359	-	-	68,359
Swaptions	1,770,795	-	1,770,795	-	-	1,770,795
Interest rate swaps	237,989	(237,989)	-	-	-	-
Futures	154,265	(154,265)	-	-	-	-
Total	$96,877,268	$(61,685,552)	$35,191,716	$(33,352,562)	$-	$1,839,154

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(412,172,000)	$-	$(412,172,000)	$412,172,000	$-	$-
Linked transactions(2)	(61,293,298)	61,293,298	-	-	-	-
Interest rate swaps	(1,231,667)	237,989	(993,678)	-	993,678	-
Futures	-	154,265	154,265	-	(154,265)	-
Total	$(474,696,965)	$61,685,552	$(413,011,413)	$412,172,000	$839,413	$-

(1)	Amounts presented are limited in total to the net amount of assets or liabilities presented in the condensed consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to Master Agreements or similar agreements, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the tables above.

(2)	Non-Agency RMBS and Multi-Family MBS securities within a linked transaction serve as collateral for the linked transaction. See Note 3 “Non-Hedging Activity – Linked Transactions” for information on linked transaction arrangements.

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

The following tables present certain information concerning the Non-Agency RMBS, Multi-Family MBS and repurchase financings underlying the Company’s Linked Transactions as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Non-Agency	Multi-Family	Total
Face Value	$223,660,878	$133,042,940	$356,703,818
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(42,982,300)	-	(42,982,300)
Net, unamortized	(38,385,342)	(25,769,847)	(64,155,189)
Amortized Cost	142,293,236	107,273,093	249,566,329
Gross unrealized gain	10,476,332	2,982,784	13,459,116
Gross unrealized loss	(650,734)	(213,809)	(864,543)
Fair Value	$152,118,834	$110,042,068	$262,160,902

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
	Non-Agency	Multi-Family	Total
Face Value	$148,864,823	$-	$148,864,823
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(29,857,597)	-	(29,857,597)
Net, unamortized	(30,770,386)	-	(30,770,386)
Amortized Cost	88,236,840	-	88,236,840
Gross unrealized gain	6,859,625	-	6,859,625
Gross unrealized loss	(473,672)	-	(473,672)
Fair Value	$94,622,793	$-	$94,622,793

The following tables present the changes for the nine months ended September 30, 2014 and year ended December 31, 2013 of the unamortized net discount and designated credit reserves on Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions:

	September 30, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as at January 1, 2014	$(29,857,597)	$(30,770,386)	$(60,627,983)
Acquisitions	(19,384,832)	(47,651,730)	(67,036,562)
Dispositions	4,092,204	5,532,778	9,624,982
Accretion of net discount	-	8,734,149	8,734,149
Realized credit losses	2,167,925	-	2,167,925
Release of credit reserves	-	-	-
Ending balance at September 30, 2014	$(42,982,300)	$(64,155,189)	$(107,137,489)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(37,793,143)	$(29,569,939)	$(67,363,082)
Accretion of net discount	-	3,647,915	3,647,915
Realized credit losses	3,087,184	-	3,087,184
Release of credit reserves	4,848,362	(4,848,362)	-
Ending balance at December 31, 2013	$(29,857,597)	$(30,770,386)	$(60,627,983)

Linked Repurchase Agreements

	September 30, 2014
	Amount	Percent of total amount	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	outstanding	days to maturity	held as collateral
North America	102,797,000	55.21%	37	147,780,169
Europe (1)	62,807,000	33.73%	16	83,756,262
Asia (1)	20,593,000	11.06%	9	30,624,471
Total	$186,197,000	100.00%	27	$262,160,902

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	52,871,000	86.42%	21	79,528,540
Asia (1)	4,987,000	8.15%	7	8,790,416
Europe (1)	3,323,000	5.43%	43	6,303,837
Total	$61,181,000	100.00%	21	$94,622,793

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

At September 30, 2014, Linked Transactions also included $178,248 of associated accrued interest receivable and $337,471 of accrued interest payable.

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended September 30, 2014 and September 30, 2013 and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total
Interest rate:
Interest rate swaps	$(7,637,172)	$9,200,876	$1,563,704
Swaptions	(84,000)	(44,874)	(128,874)
Futures	(1,248,544)	853,740	(394,804)
TBAs	(109,375)	-	(109,375)
Total	$(9,079,091)	$10,009,742	$930,651

	Three Months Ended September 30, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total
Interest rate:
Interest rate swaps	$8,874,459	$(10,401,243)	$(1,526,784)
Swaptions	(84,000)	6,927	(77,073)
Futures	(84,375)	120,313	35,938
TBAs	(304,688)	-	(304,688)
Total	$8,401,396	$(10,274,003)	$(1,872,607)

(1) In the three month period ended September 30, 2014, net swap interest expense totaled $1,457,602 comprised of $1,260,546 in interest expense paid (included in realized gain (loss) and $197,056 in accrued interest expense (included in unrealized appreciation (depreciation). In the three month period ended September 30, 2013 net swap interest expense totaled $494,714 comprised of $63,658 in interest expense paid (included in realized gain (loss) and $431,056 in accrued interest expense (included in unrealized appreciation (depreciation).

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Nine Months Ended September 30, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total
Interest rate:
Interest rate swaps	$(8,779,313)	$163,919	$(8,615,394)
Swaptions	(252,000)	(1,192,877)	(1,444,877)
Futures	(1,439,590)	6,190	(1,433,400)
TBAs	(300,781)	(68,359)	(369,140)
Total	$(10,771,684)	$(1,091,127)	$(11,862,811)

	Nine Months Ended September 30, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total
Interest rate:
Interest rate swaps	$20,050,632	$(4,346,488)	$15,704,144
Swaptions	(194,667)	1,052,099	857,432
Futures	(84,375)	120,313	35,938
TBAs	(304,688)	-	(304,688)
Total	$19,466,902	$(3,174,076)	$16,292,826

(1)	In the nine month period ended September 30, 2014, net swap interest expense totaled $2,774,394 comprised of $2,402,685 in interest expense paid (included in realized gain (loss) and $371,709 in accrued interest expense (included in unrealized appreciation (depreciation). In the nine month period ended September 30, 2013 net swap interest expense totaled $1,154,853 comprised of $647,656 in interest expense paid (included in realized gain (loss) and $507,197 in accrued interest expense (included in unrealized appreciation (depreciation).

The following table presents certain information about the components of the unrealized net gain (loss) and net interest income from Linked Transactions included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2014 and September 30, 2013 and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Interest income attributable to AFS underlying Linked Transactions	$4,747,015	$1,343,494
Interest expense attributable to linked repurchase agreement borrowings
underlying Linked Transactions	(897,044)	(204,940)
Change in fair value of Linked Transactions included in earnings	(3,095,782)	(1,293,467)
Unrealized gain (loss) and net interest income from Linked Transactions	$754,189	$(154,913)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Interest income attributable to AFS underlying Linked Transactions	$11,377,450	$2,408,250
Interest expense attributable to linked repurchase agreement borrowings
underlying Linked Transactions	(2,127,148)	(388,995)
Change in fair value of Linked Transactions included in earnings	6,208,620	(1,907,350)
Unrealized gain and net interest income from Linked Transactions	$15,458,922	$111,905

NOTE 11 – FINANCIAL INSTRUMENTS

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

	Quoted prices in
	active markets	Significant
	for identical	other observable	Unobservable	Balance as of
	assets	inputs	inputs	September 30,
	Level 1	Level 2	Level 3	2014
Assets:
Residential mortgage-backed securities (a)	$-	$506,974,444	$-	$506,974,444
Residential mortgage loans	-	226,997,450	-	226,997,450
Mortgage loans held in securitization trusts	-	1,368,692,410	-	1,368,692,410
Linked transactions (b)	-	75,804,679	-	75,804,679
Interest rate swaps	-	142,644	-	142,644
Futures	790,156	-	-	790,156
Swaptions	-	325,918	-	325,918
Total	$790,156	$2,178,937,545	$-	$2,179,727,701
Liabilities:
Interest rate swaps	$-	$(972,403)	$-	$(972,403)
Multi-family securitized debt obligations	-	(1,312,890,841)	-	(1,312,890,841)
Futures	(629,694)	-	-	(629,694)
Total	$(629,694)	$(1,313,863,244)	$-	$(1,314,492,938)

	Quoted prices in
	active markets	Significant
	for identical	other observable	Unobservable	Balance as of
	assets	inputs	inputs	December 31
	Level 1	Level 2	Level 3	2013
Assets:
Residential mortgage-backed securities (a)	$-	$444,984,955	$-	$444,984,955
Linked transactions (b)	-	33,352,562	-	33,352,562
TBAs	-	68,359	-	68,359
Interest rate swaps	-	237,989	-	237,989
Swaptions	-	1,770,795	-	1,770,795
Futures	154,265	-	-	154,265
Total	$154,265	$480,414,660	$-	$480,568,925
Liabilities:
Interest rate swaps	$-	$(1,231,667)	$-	$(1,231,667)
Total	$-	$(1,231,667)	$-	$(1,231,667)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.
(b)	For more detail about the fair value of the Company’s Linked Transactions, see Note 3 and Note 8.

During the nine months ended September 30, 2014 and year ended December 31, 2013, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of September 30, 2014 and December 31, 2013, the Company did not have any Level 3 securities.

NOTE 12 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by Oak Circle Capital Partners LLC. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s shareholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s shareholders’ equity for the purposes of calculating the management fee could be greater than the amount of shareholders’ equity shown on the financial statements. The term of the management agreement expires on May 16, 2015, with automatic, one-year renewals each year thereafter.

For the three months ended September 30, 2014, the Company incurred management fees of $790,188, included in Management Fee in the condensed consolidated statement of operations, of which $525,000 was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the nine months ended September 30, 2014, the Company incurred management fees of $1,880,566, included in Management Fee in the condensed consolidated statement of operations, of which $525,000 was accrued but had not been paid, included in fees and expenses to Manager in the condensed consolidated balance sheets.

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

For the three months ended September 30, 2014, the Company incurred reimbursable expenses of $843,943, included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $330,000 was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the nine months ended September 30, 2014, the Company incurred reimbursable expenses of $2,383,413, included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $330,000 was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

NOTE 12 – RELATED PARTY TRANSACTIONS (Continued)

Stock based compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company’s common stock.

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually vesting in full on the anniversary of each grant date. As of the closing of the Company’s initial public offering (the “IPO”), the Company’s board of directors granted to each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50. On March 27, 2014, the 4,500 shares of restricted stock granted to the independent directors fully vested. On August 19, 2014 the Company’s board of directors granted each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vest in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $50,715 based on the closing price of the Company’s common stock on August 19, 2014 of $11.27.

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $199,500 based on the closing price of the Company’s common stock on September 30, 2014 of $10.50. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2014, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $34,928.

For the three and nine months ended September 30, 2014, the Company recognized compensation expense related to restricted common stock of $51,408 and $185,890, respectively, included in compensation expense in the condensed consolidated statement of operations. The Company has unrecognized compensation expense of $63,912 as of September 30, 2014 for unvested shares of restricted common stock. As of September 30, 2014, the weighted average period for which the unrecognized compensation expense will be recognized is 11.5 months.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,718,750 and 7,389,250 shares issued and outstanding as of September 30, 2014 and December 31, 2013.

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

NOTE 13 – STOCKHOLDERS’ EQUITY (Continued)

On June 19, 2014, the Company issued 3,500,000 shares of common stock for $11.00 per share. Net proceeds to the Company were $38,442,925, net of issuance costs of $57,075, inclusive of $40,487 in amortized deferred offering costs.

The Company granted the underwriters the right to purchase up to an additional 525,000 shares of common stock from the Company at the offering price of $11.00 per share within 30 days after the issuance date of the common stock. The underwriters exercised their right and purchased 525,000 shares of common stock at the offering price of $11.00 per share on July 14, 2014, resulting in net proceeds of $5,769,750.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 and 800,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of September 30, 2014 and December 31, 2013. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

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

Deferred Offering Costs

Pursuant to the April 25, 2014 S-3 registration statement, the Company has incurred $775,547 in deferred offering expenses. These expenses will amortized on a straight-line basis over the three year period that the statement is valid. To date the Company has amortized $109,218 in deferred offering cost, of which $68,731 was expensed during the quarter, resulting in a balance of $666,329.

Distributions to stockholders

For the 2014 taxable year, the Company has declared dividends to common stockholders totaling $12,710,344, or $1.10 per share. The following table presents cash dividends declared by the Company on its common stock for the nine months ended September 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 30, 2013	January 15, 2014	January 30, 2014	$923,656	$0.09235
December 30, 2013	February 14, 2014	February 27, 2014	$923,656	$0.09235
December 30, 2013	March 17, 2014	March 28, 2014	$1,336,156	$0.13359
March 25, 2014	April 15, 2014	April 29, 2014	$1,336,156	$0.13359
March 25, 2014	May 15, 2014	May 29, 2014	$1,336,156	$0.13359
March 25, 2014	June 16, 2014	June 27, 2014	$1,336,156	$0.13359
June 17, 2014	July 15, 2014	July 30, 2014	$1,839,281	$0.15904
June 17, 2014	August 15, 2014	August 27, 2014	$1,839,281	$0.15904
June 17, 2014	September 15, 2014	September 29, 2014	$1,839,844	$0.15909

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the nine months ended September 30, 2014:

NOTE 13 – STOCKHOLDERS’ EQUITY (Continued)

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 23, 2013	January 15, 2014	January 27, 2014	$165,280	$0.20660
December 23, 2013	February 14, 2014	February 27, 2014	$167,716	$0.18230
December 23, 2013	March 17, 2014	March 27, 2014	$167,716	$0.18230
March 25, 2014	April 15, 2014	April 28, 2014	$167,716	$0.18230
March 25, 2014	May 15, 2014	May 27, 2014	$167,716	$0.18230
March 25, 2014	June 16, 2014	June 27, 2014	$293,503	$0.18230
June 17, 2014	July 15, 2014	July 28, 2014	$293,503	$0.18230
June 17, 2014	August 15, 2014	August 27, 2014	$293,503	$0.18230
June 17, 2014	September 15, 2014	September 29, 2014	$293,503	$0.18230

NOTE 14 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended September 30, 2014 and September 30, 2013 and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Net income (loss)		$5,034,027		$(17,014,568)

Less dividends paid:
Common stock	$5,518,406		$3,546,840
Unvested share-based
payment awards	880,509		-
		6,398,915		3,546,840
Undistributed earnings (deficit)		$(1,364,888)		$(20,561,408)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.37	$0.37	$-	$0.48
Undistributed earnings (deficit)	(0.09)	(0.09)	(2.79)	(2.79)
Total	$0.28	$0.28	$(2.79)	$(2.31)

NOTE 14 – EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Net income (loss)		$6,917,362		$(7,516,074)

Less dividends paid:
Common stock	$12,710,344		$7,311,903
Unvested share-based
payment awards	1,997,004		2,326
		14,707,348		7,314,229
Undistributed earnings (deficit)		$(7,789,986)		$(14,830,303)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$1.10	$1.10	$-	$1.28
Undistributed earnings (deficit)	(0.67)	(0.67)	(2.60)	(2.60)
Total	$0.43	$0.43	$(2.60)	$(1.32)

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 9 because the warrants’ exercise price is greater than the average market price of the common shares for the period, and thereby anti-dilutive.

NOTE 15 – SEGMENT REPORTING

The Company invests in a portfolio comprised of mortgage-backed securities, residential mortgage loans, and other mortgage-related investments, and operates as a single reporting segment.

NOTE 16 – INCOME TAXES

Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The Company is currently in a net deferred tax liability position, federal $160,448 and state $18,688, and has no income tax expense or tax provision as at September 30, 2014.

As of September 30, 2014
Non-current Deferred Tax Asset (Liability)
Unrealized Gain (Security)	(430,782)
Net Operating Losses	251,646
Non-current Deferred Tax Asset (Liability)	(179,136)
Valuation Allowance	-
Net Non-current Deferred Tax Asset (Liability)	(179,136)

NOTE 17 – SUBSEQUENT EVENTS

On October 14, 2014, the Company reported that FOAC had sold a portfolio of loans to JP Morgan Acquisition Corp., which then sold these loans to JP Morgan Acceptance Corp., which in turn sold the same loans to J.P. Morgan Mortgage Trust 2014-OAK4 (“JPMMT 2014-OAK4”). JPMMT 2014-OAK4 then sold certificates backed by the mortgage loans sold by FOAC and mortgage loans sold by others, and the Company purchased all of the subordinated Class B Certificates issued by the Trust. As a result, the Company expects to determine that it is the primary beneficiary of JPMMT 2014-OAK4, and accordingly expects to consolidate the assets, liabilities, income and expenses of JPMMT 2014-OAK4. In connection with this transaction, and in accordance with Section 8 of the management agreement between the Company and the Manager and after approval in accordance with the Company's Related Party Transactions Policies and Procedures, the Company paid to the Manager an aggregate amount of $0.8 million in respect of due diligence, securitization and mortgage banking services.

On October 21, 2014, the Company purchased its second equity tranche of a Multi-Family MBS transaction for approximately $22.9 million. As a result, the Company expects to determine that it is the primary beneficiary of the related trust, and accordingly expects to consolidate the trusts assets, liabilities, income and expense as of and for the period ending December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “report,” we refer to Five Oaks Investment Corp. as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Oak Circle Capital Partners LLC, as our “Manager” or “Oak Circle”.

The following discussion should be read in conjunction with our financial statements and the accompanying notes to our financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2013,or our 2013 Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 12, 2014.

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

We finance our current investments in Non-Agency RMBS (including Non-Agency RMBS underlying Linked Transactions), Multi-Family MBS and Agency RMBS primarily through short-term borrowings structured as repurchase agreements. We finance our investments in residential mortgage loans primarily through short-term borrowings structured as either repurchase agreements or secured loan facilities.

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

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on our income generated in our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp., or FOAC.

Third Quarter 2014 Highlights and Subsequent Events

•	We delivered a positive economic return on common equity of 0.9% for the quarter, or 3.6% annualized, comprised of $0.38 dividend per common share more than offsetting a $0.26 decrease in net book value per share.

•

On September 16, 2014, we acquired in the secondary market our first investment in the first loss tranche of a Freddie Mac K-Series Multi-Family MBS transaction, together with a related interest-only tranche, for a combined investment amount of $55.5 million, and consolidated the assets and liabilities of the Trust in our third quarter financial statements. The consolidated liabilities of the Trust only have recourse to the Trust’s assets, and are therefore non-recourse to us as the consolidator.

•	On October 21, 2014, we acquired also in the secondary market a similar such equity tranche for approximately $22.9 million, and expect to consolidate the trust’s assets and liabilities as of and for the period ending December 31, 2014.

•	On October 9, 2014, we completed our inaugural participation in a prime jumbo residential mortgage securitization transaction, continuing the implementation of our securitization strategy that we began implementing approximately 18 months ago. FOAC was the largest single contributor of loans to the securitization, J.P. Morgan Mortgage Trust 2014-OAK4; and we purchased all of the subordinated Class B certificates in the transaction. Accordingly, we expect to consolidate all of this trust’s assets and liabilities as of and for the period ending December 31, 2014.

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

 Market conditions.    Due to the significant repricing of real estate assets after the 2007-2008 financial crisis, the continuing uncertainty in the direction of the real estate markets, we believe there remains an ongoing shortage of debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. Although housing prices in many markets have since recovered, there remain opportunities for us to capitalize on market dislocations and the increasing need for private capital in the U.S. mortgage market.

During the third quarter of 2014, financial markets remained relatively sanguine about the Federal Reserve’s policy of tapering, as the Federal Reserve continued its policy of consistent reduction in the pace of asset purchases. On July 30, 2014, the Federal Reserve announced that it would further reduce its monthly purchases of Agency RMBS and Treasury securities to $10 billion and $15 billion, respectively, and on September 17, 2014, an additional reduction of monthly purchases was announced to $5 billion and $10 billion for Agency RMBS and Treasury securities, respectively. The Federal Reserve officially announced the final reduction in its Quantitative Easing or QE, asset purchases at its October 2014 meeting; however, even with the end of QE, it appears the Federal Reserve will continue to reinvest in mortgage-backed security principal repayments for the foreseeable future. Starting the quarter at 2.56%, the 10-year Treasury yield traded in a 2.30%-2.69% range, before ending the quarter at 2.49%. While this would suggest that markets have largely come to terms with the conclusion of tapering, and while we continue to believe that mortgage-related assets offer attractive investment opportunities for us, the potential for renewed fixed income and mortgage market volatility remains. We expect that market conditions will continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. GSE reform efforts appeared to lose momentum in the third quarter of 2014, with the Johnson-Crapo Bill failing to secure enough support to be brought to a vote in the Senate. It remains unclear whether any proposal will become law or, should such proposal become law, how it would impact housing finance, and what impact, if any, it would have on mortgage REITs.

In August 2014, the Federal Housing Finance Agency issued a request for comment on a proposal to establish a “Single Security” for Agency RMBS, with the intention of leveraging the GSEs’ existing security structures and attempting to combine the best features of both Fannie Mae and Freddie Mac MBS to simplify and standardize structures, terms and disclosures for investors.

For a discussion of additional risks relating to our business see “Risk Factors” in our 2013 Annual Report and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Multi-Family Loan Consolidation Reporting Requirement for the 2011-K13 Trust

As of September 30, 2014, we determined that we were the primary beneficiary of one Multi-Family MBS securitization trust, based on our ownership of 85% of, the first-loss, principal-only tranche, the Class C Certificates, issued by the 2011-K13 Trust, and accordingly we consolidated the assets and liabilities of this Trust into our financial statements.

We acquired the equity of the Trust and a related interest-only tranche, on September 16, 2014 in the secondary market for $55.5 million. This investment represents our first Multi-Family mortgage loan K-Series.

We have elected the fair value option on the assets and liabilities held within the 2011-K13 Trust. We have also adopted early (see Note 2 to our Notes to our Condensed Consolidated Financial Statements at and for the period ended September 30, 2014) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Trust is more observable, but in either case, the methodology results in the fair value of the assets of the Trust being equal to the fair value of its liabilities.

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at September 30, 2014 includes the gross assets and liabilities of the 2011-K13 Trust, the assets of the trust are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the Trust do not have any recourse to us as the consolidator of the Trust. Accordingly, we are only exposed to the risk of loss on our net investment in the Trust. As of September 30, 2014 the Trust was composed of a portfolio of 81 multi-family mortgage loans with an aggregate unpaid principal balance of $1,205,478,140. Since the consolidation occurred late in the third quarter, it has had no meaningful impact on our statement of operations for the quarter.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Trust. Our maximum exposure to loss from our consolidation is our carrying value of $55.8 million as of September 30, 2014 which represents our net investment in the Trust as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of September 30, 2014, we had $2,243,760,924 of total assets, as compared to $528,201,405 as of December 31, 2013. A substantial portion of the increase is attributable to the consolidation of the 2011-K13 Trust for the first time. A reconciliation of our net investment in the Trust with our financial statements as of September 30, 2014 follows:

Multi-family mortgage loans held in securitization trusts, at fair value	$1,368,692,410
Multi-family securitized debt obligations	$1,312,890,841
Net carrying value of investment of Multi-Family MBS held by us	$55,801,569

Investment Activities

As of September 30, 2014, on a GAAP basis we had decreased our overall investments in MBS to $507.0 million, compared to $570.8 million as of June 30, 2014. Within this total, we had decreased our Agency RMBS from $501.0 million to $445.8 million, decreased our Non-Agency RMBS from $62.5 million to $61.2 million, and decreased our Multi-Family MBS from $7.2 million to $0.0 million, from quarter-end to quarter-end. As of September 30, 2014, we owned $824.9 million of MBS on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transaction, and Multi-Family MBS underlying both Linked Transactions and our net investment in the 2011-K13 Trust), of which $445.8 million was in Agency RMBS, $213.3 million was in Non-Agency RMBS and $165.8 million was in Multi-Family MBS. Of the $213.3 million, $152.1 million was in Non-Agency RMBS underlying Linked Transactions and of the $165.8 million; $110.0 million was in Multi-Family MBS underlying Linked Transactions and $55.8 million represented our net investment in the 2011-K13 Trust. As of September 30, 2014, on a GAAP and non-GAAP basis we had increased our investment in residential mortgage loans from $4.5 million to $227.0 million. As of September 30, 2014, for our available-for-sale securities we had entered into master repurchase agreements with 27 counterparties, and we had borrowed $499.5 million, on a GAAP basis, and $685.7 million, on a non-GAAP basis (including the repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) under 17 of these agreements. This compares to $508.3 million, on a GAAP basis, and $706.0 million, on a non-GAAP basis, respectively, as of June 30, 2014. For our mortgage loans held-for-sale we had entered into two master repurchase agreements and one loan and security agreement, and we had borrowed $205.2 million, on a GAAP and non-GAAP basis under these agreements, as of September 30, 2014. The increase in borrowings between periods is a result of the continued deployment of the net proceeds from our June 2014 common stock offering and subsequent exercise of the “green shoe” in July. We have also entered into interest rate swap and swaption agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. During the third quarter we decreased the notional amount of swap agreements to $226.0 million, compared to $378.0 million as of June 30, 2014. We maintained the notional amount of our swaption agreements at $25.0 million as of September 30, 2014, while increasing the range of other derivative instruments used during the quarter to help mitigate interest rate and other market risks, including Agency to be announced securities, or TBAs, and U.S. Treasury futures. We used futures during the period, and there were 3,790 futures contracts outstanding as of September 30, 2014, representing a notional amount of $379.0 million.

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

As of September 30, 2014, we consolidated the assets and liabilities of the 2011-K13 Trust. The assets of the Trust are restricted and can only be used to fulfill its obligations. Accordingly, the obligations of the Trust, which we classify as Multi-Family securitized debt obligations, do not have any recourse to us as the consolidator of the Trust. As of September 30, 2014, the fair value of these non-recourse liabilities was $1,312,890,841, and they are excluded from discussion and analysis of our leverage.

As of September 30, 2014, we borrowed 3.2 times our stockholders' equity (calculated in accordance with GAAP); 4.0 times after including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis), representing an increase from 2.3 times and 3.3 times, respectively, as of June 30, 2014. We expect our leverage (on both a GAAP and non-GAAP basis) will range between three and six times the amount of our stockholders' equity, depending upon the relative allocation to Agency RMBS, Non-Agency RMBS, Multi-Family MBS and residential mortgage loans. We expect to borrow between six and nine times the amount of our stockholders' equity in acquiring Agency RMBS and residential mortgage loans, between one and two times when acquiring Legacy Non-Agency RMBS, between one and three times when acquiring Multi-Family MBS, and between one and three times when acquiring New Issue Non-Agency RMBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility. The increase in our leverage during the period was principally due to deployment of capital raised during the previous quarter. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. Going forward, as we seek to continue expanding the range of available financing sources, we may borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio. Nonetheless, we expect that the preponderance of our sources of collateralized borrowings (84.5% as of September 30, 2014) will continue to either have an investment grade rating directly or be part of a group of companies which includes an institution that has such a rating.

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

As of September 30, 2014, our Agency RMBS portfolio had a weighted average nominal coupon of 2.72% at a weighted average amortized cost of $101.4 per $100 of nominal, or face, value, or $447.7 million total cost. As of September 30, 2014, the weighted average market price of our Agency portfolio was $100.9 per $100 of nominal, or face, value, or $445.8 million in the aggregate. All of our Agency securities represent whole pool securities.

As of September 30, 2014, our Non-Agency RMBS portfolio, on a GAAP basis, had a weighted average nominal coupon of 0.38% at a weighted average amortized cost of $62.5 per $100 of nominal, or face, value, or $53.9 million total cost. As of September 30, 2014, the weighted average market price of our Non-Agency RMBS portfolio, on a GAAP basis, was $70.9 per $100 of nominal, or face, value, or $61.2 million in the aggregate.

As of September 30, 2014, we did not own any Multi-Family MBS on a GAAP basis.

As of September 30, 2014, our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) had a weighted average nominal coupon of 0.39% at a weighted average amortized cost of $63.6 per $100 of nominal, or face, value, or $142.3 million total cost. As of September 30, 2014, the weighted average market price of our Non-Agency RMBS portfolio on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions) was $68.0 per $100 of nominal, or face, value, or $152.1 million in the aggregate.

As of September 30, 2014, our Multi-Family MBS portfolio on a non-GAAP basis (including Multi-Family MBS underlying Linked Transactions) had a weighted average nominal coupon of 5.35% at a weighted average amortized cost of $99.8 per $100 of nominal, or face, value, or $34.2 million total cost. As of September 30, 2014, the weighted average market price of our Multi-Family MBS portfolio on a non-GAAP basis (including Multi-Family MBS underlying Linked Transactions) was $100.6 per $100 of nominal, or face, value, or $34.5 million in aggregate.

As of September 30, 2014, our Multi-Family IO MBS portfolio on a non-GAAP basis (including Multi-Family MBS underlying Linked Transactions and our net investment in the 2011-K13 Trust) had a weighted average nominal coupon of 0.18% at a weighted average amortized cost of $0.8 per $100 of nominal, or face, value, or $7.8 million total cost. As of September 30, 2014, the weighted average market price of our Multi-Family MBS portfolio on a non-GAAP basis (including Multi-Family MBS underlying Linked Transactions) was $0.8 per $100 of nominal, or face, value, or $7.8 million in aggregate.

As of September 30, 2014, our Multi-Family PO MBS portfolio on a non-GAAP basis (including Multi-Family MBS underlying Linked Transactions and our net investment in the 2011-K13 Trust) had a weighted average nominal coupon of 0.00% at a weighted average amortized cost of $67.6 per $100 of nominal, or face, value, or $120.7 million total cost. As of September 30, 2014, the weighted average market price of our Multi-Family MBS portfolio on a non-GAAP basis (including Multi-Family MBS underlying Linked Transactions) was $69.2 per $100 of nominal, or face, value, or $123.5 million in aggregate.

As of September 30, 2014, our residential mortgage loan portfolio on a GAAP and non-GAAP basis, had a weighted average nominal coupon 4.27% at a weighted average amortized cost $102.9 per $100 of nominal, or face, value, or $226.4 million in the aggregate. As of September 30, 2014, the weighted average market price of our residential mortgage loan portfolio was $103.1 per $100 of nominal, or face, value, or $227.0 million in the aggregate. All of our residential mortgage loans are secured by first priority mortgages on the underlying properties.

Investment Portfolio

The following table summarizes certain characteristics of our investment portfolio as of September 30, 2014: (1) as reported in accordance with GAAP, which excludes the Non-Agency RMBS underlying our Linked Transactions, and Multi-Family MBS underlying both our Linked Transactions and our net investment in the 2011-K13 Trust; (2) to show separately the Non-Agency RMBS underlying our Linked Transactions, and Multi-Family MBS underlying both our Linked Transactions and out net investment in the 2011-K13 Trust; and (3) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions, and Multi-Family MBS underlying both our Linked Transactions and our net investment in the 2011-K13 Trust combined with our GAAP-reported MBS):

GAAP Basis

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$2,616	$64	$-	$2,679	$(37)	$2,642	2.50%	1.97%
30 year fixed-rate	118,304	6,672	-	124,976	(3,975)	121,001	3.50%	2.69%
Hybrid ARMS	320,757	(740)	-	320,016	2,155	322,171	2.44%	2.68%
Total Agency RMBS	441,676	5,996	-	447,672	(1,857)	445,815	2.72%	2.68%
Non-Agency RMBS	86,204	(17,809)	(14,518)	53,877	7,283	61,160	0.38%	7.86%
Multi-Family MBS	-	-	-	-	-	-	-	-
Multi-Family MBS PO	-	-	-	-	-	-	-	-
Total Multi-Family MBS	-	-	-	-	-	-	-	-
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS, fair value option	-	-	-	-	-	-	-	-
Residential Mortgage Loans	226,430	-	-	226,430	567	226,997	4.27%	4.27%
Total/Weighted Average (GAAP)	$754,311	$(11,813)	$(14,518)	$727,979	$5,993	$733,972	2.92	3.56

Non-GAAP Adjustments

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid ARMS	-	-	-	-	-	-	-	-

Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	223,661	(38,385)	(42,982)	142,293	9,826	152,119	0.39%	7.70%
Multi-Family MBS	34,283	(78)	-	34,204	282	34,486	5.35%	5.39%
Multi-Family MBS PO	98,760	(25,692)	-	73,069	2,487	75,556	0.00%	6.36%
Total Multi-Family MBS	133,043	(25,770)	-	107,273	2,769	110,042	1.38%	6.05%
Multi-Family MBS IO, fair value option	1,024,656	-	-	7,845	(35)	7,810	0.18%	N/A
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	320	47,992	0.00%	N/A
Total Multi-Family MBS, fair value option	1,104,403	-	-	55,516	285	55,802	0.16%	N/A
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (GAAP)	$1,461,106	$(64,155)	$(42,982)	$305,083	$12,880	$317,962	0.76%	6.99%

Non-GAAP Basis

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$2,616	$64	$-	$2,679	(37)	$2,642	2.50%	1.97%
30 year fixed-rate	118,304	6,672	-	124,976	(3,975)	121,001	3.50%	2.69%
Hybrid ARMS	320,757	(740)	-	320,016	2,155	322,171	2.44%	2.68%

Total Agency RMBS	441,676	5,996	-	447,672	(1,857)	445,815	2.72%	2.68%
Non-Agency RMBS	309,865	(56,195)	(57,501)	196,170	17,109	213,279	0.39%	7.74%
Multi-Family MBS	34,283	(78)	-	34,204	282	34,486	5.35%	5.39%
Multi-Family MBS PO	98,760	(25,692)	-	73,069	2,487	75,556	0.00%	6.36%
Total Multi-Family MBS	133,043	(25,770)	-	107,273	2,769	110,042	1.38%	6.05%
Multi-Family MBS IO, fair value option	1,024,656	-	-	7,845	(35)	7,810	0.18%	N/A
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	320	47,992	0.00%	N/A
Total Multi-Family MBS, fair value option	1,104,403	-	-	55,516	285	55,802	0.16%	N/A
Residential Mortgage Loans	226,430	-	-	226,430	567	226,997	4.27%	4.27%
Total/Weighted Average (GAAP)	$2,215,417	$(75,969)	$(57,501)	$1,033,061	$18,873	$1,051,934	1.20%	4.44%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions, and Multi-Family MBS underlying both Linked Transactions and our net investment in the 2011-K13 Trust), at fair value, according to their estimated weighted average life classifications as of September 30, 2014:

September 30, 2014 Fair Value
Less than one year	$-
Greater than one year and less than five years	106,412,075
Greater than or equal to five years	945,522,145
Total	$1,051,934,221

The following table presents certain information about the carrying value of our investment portfolio, MBS, residential mortgage loans and the Non-Agency RMBS underlying our Linked Transactions, and Multi-Family MBS underlying both our Linked Transactions and our net investment in the 2011-K13 Trust, as of September 30, 2014:

	GAAP Basis	Non-GAAP Adjustments	Non-GAAP Basis (Combined)
Principal balance	$754,310,561	$1,461,106,396	$2,215,416,957
Unamortized premium	8,552,246	-	8,552,246
Unamortized discount
Designated credit reserve	(14,518,427)	(42,982,300)	(57,500,728)
Net, unamortized	(20,365,728)	(64,155,188)	(84,520,916)
Amortized cost	727,978,652	305,082,571	1,033,061,223
Gross unrealized gains	10,780,379	13,744,444	24,524,823
Gross unrealized losses	(4,787,282)	(864,543)	(5,651,825)
Carrying value/estimated fair values	$733,971,749	$317,962,472	$1,051,934,221

For financial statement reporting purposes, GAAP requires us to account for certain of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as Linked Transactions, and requires us to consolidate the assets and liabilitied of the 2011-K13 Trust. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis do not include Non-Agency RMBS underlying our Linked Transactions, and Multi-Family MBS underlying both our Linked Transactions and our net investment in the 2011-K13 Trust. However, in managing and evaluating the composition and performance of our MBS portfolio, we do not view the purchase of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as transactions that are linked, and our maximum exposure to loss from consolidation of the Trust is $55.8 million (our net investment) as of September 30, 2014. We therefore have also presented certain information that includes the Non-Agency RMBS underlying our Linked Transactions, and Multi-Family MBS underlying both our Linked Transactions and our net investment in the 2011-K13 Trust. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

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

Financing and other liabilities.    We have entered into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of September 30, 2014, we had entered into repurchase agreements totaling $499.5 million, on a GAAP basis, and $685.7 million, on a non-GAAP basis, of which $186.2 million are repurchase agreements underlying Linked Transactions. As addressed under “Investment Activities” above, we are expanding the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2014 to September 30, 2014 on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions):

	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to September 30, 2014	$548,185,228	$499,462,000	$513,985,000

	Repurchase Agreements
Non-GAAP (Includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to September 30, 2014	$577,999,070	$685,659,000	$731,118,000

As of September 30, 2014, we had entered into two warehouse facilities structured as repurchase agreements and one warehouse facility structured as a loan and security agreement to finance our residential mortgage loans. These agreements are secured by our prime jumbo mortgage loans and bears interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of September 30, 2014, we had borrowings totaling $205.2 million on a GAAP and non-GAAP basis under this agreement. As addressed under “Investment Activities” above, we are expanding the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarized the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2014 to September 30, 2014 on both a GAAP and non-GAAP basis.

	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to September 30, 2014	$38,197,011	$205,161,626	$205,161,626

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

As of September 30, 2014, we had entered into eight interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $226 million of borrowings under our repurchase agreements. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates, and in addition, during the period we also employed U.S. Treasury futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following table summarizes our hedging activity as of September 30, 2014:

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay	Receive Rate	Maturity Years
3 years or less	35,000,000	(109,480)	0.66%	0.19%	1.4
Greater than 3 years and less than 5 years	191,000,000	(720,280)	1.66%	0.23%	4.0
Total	226,000,000	(829,759)	1.51%*	0. 23%	3.6

	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
2 years or less	168,000	325,880	0.5	25,000,000	3.00%	10.0

Stockholders’ Equity and Book Value Per Share

As of September 30, 2014, our stockholders’ equity was $221.1 million, and our book value per common share was $12.50 on a basic and fully diluted basis. Our stockholders’ equity increased by $2.8 million over our stockholders’ equity as of June 30, 2014 due to the exercise of the “green shoe” from the June 2014 common stock offering, while book value per common share declined by 2.0% from the previous quarter-end level of $12.76, primarily due to the issuance of the additional 525,000 shares pursuant to the exercise of the green shoe.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, in particular our early adoption of ASU 2014-13, see “Notes to Condensed Consolidated Financial Statements” beginning on page 8 of this report.

Capital Allocation

The following table sets forth our allocated capital by investment type at September 30, 2014:

	Capital Allocation(1)	% Capital Allocation(1)
Security Type
Agency RMBS	$30,293,079	13.70%
Cash and other, net	$20,417,059	9.24%
Multi-Family MBS(2)	$53,101,504	24.20%
Non-Agency RMBS	$71,531,798	32.36%
Residential Mortgage Loans	$45,731,137	20.69%
Net	$221,074,577	100.00%

(1)	Capital allocation and percentages reflect the fair value of investments, net of associated assets and liabilities, including the fair value of interest rate derivatives. Cash and other, net, represents cash and other assets and liabilities not specifically allocable to individual investments.
(2)	Includes the fair value of our net investment in the 2011-K13 Trust.

Results of Operations

The table below presents certain information from our Statement of Operations for the period January 1, 2014 to September 30, 2014 and the period January 1, 2013 to September 30, 2013:

	Period from January 1, 2014 to September 30, 2014	Period from January 1, 2013 to September 30, 2013
Revenues:
Interest income
Available-for-sale securities	$12,904,238	$12,476,342
Mortgage loans held-for-sale	1,317,585	-
Multi-family loans held in securitization trusts, at fair value	2,433,318
Cash and cash equivalents	18,395	9,929
Interest expense
Repurchase agreements - available-for-sale securities	(1,797,322)	(1,673,495)
Repurchase agreements - available-for-sale securities	(727,005)	-
Multi-family securitized debt obligations	(2,239,797)	-
Net interest income	11,909,412	10,812,776
Other income:
Realized loss on sale of investments, net	(2,433,071)	(31,358,766)
Unrealized gain and net interest income from Linked Transactions	15,458,922	111,905
Realized loss on interest rate swap agreements	(10,771,684)	19,466,902
Unrealized loss on interest rate swap and swaption agreements	(1,091,127)	(3,174,076)
Realized loss on mortgage loans held-for-sale	(73,132)	-
Unrealized gain on mortgage loans held-for-sale	567,337	-
Unrealized gain on multi-family loans held in securitization trusts	285,328
Total other income	1,942,573	(14,954,035)
Expenses:
Management fee	1,880,566	941,166
General and administrative expenses	1,361,290	529,436
Operating expenses reimbursable to our Manager	2,383,413	1,542,099
Other operating expenses	944,328	202,921
Compensation Expense	185,890	159,193
Total expenses	6,755,487	3,374,815
Net income before provision for income taxes	7,096,498	(7,516,074)
(Provision for) benefit from income taxes	(179,139)	-
Net income	$6,917,362	(7,516,074)
Dividends to preferred stockholders	(1,997,004)	(2,326)
Net income attributable to common stockholders	$4,920,358	$(7,518,400)
Earnings per share
Net income attributable to common stockholders (basic and diluted)	$4,920,358	$(7,518,400)
Weighted average number of shares of common stock outstanding	11,564,737	5,695,881
Basic and diluted income per share	$0.43	$(1.32)
Dividends declared per share of common stock	$1.10	$1.28

Net Income Summary

For the nine months ended September 30, 2014, our net income attributable to common stockholders was $4,920,358 or $0.43, basic and diluted net income per average share, compared with a net loss of $7,518,400 or ($1.32), basic and diluted net income per share, for the nine months ended September 30, 2013.  We did not complete our IPO and concurrent private placement until March 27, 2013, which materially affects the comparability of information between the nine months ended September 30, 2014 and the nine months ended September 30, 2013. The main driver of the higher net income for the current year period, as further described below, was a net other gain of $1.9 million for the nine months ended September 30, 2014, compared to net other loss of $14.9 million for the nine months ended September 30, 2013.

For the three months ended September 30, 2014, our net income attributable to common stockholders was $4,153,518 or $0.28, basic and diluted net income per average share, compared with net loss of $17,014,568, or ($2.31), basic and diluted net income per average share, respectively, for the three months ended September 30, 2013. The primary driver of the higher net income was higher other income, as further described below.

Interest Income and Interest Expense

An important source of income is net interest income. For the nine months ended September 30, 2014, and the nine months ended September 30, 2013, our interest income (including purchased accrued interest) was $16,673,536 and $12,486,271, respectively. Our interest expense (including derivative payments made) was $7,166,809 and $2,321,151, respectively, for the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

For the three months ended September 30, 2014, and the three months ended September 30, 2013, our interest income (including purchased accrued interest) was $8,267,187 and $4,102,781, respectively. Our interest expense (including derivative payments made) was $4,856,644 and $617,979, respectively, for the three months ended September 30, 2014 and September 30, 2013. The year-over-year increase in interest income and interest expense was primarily a result of an increase in portfolio size largely due to the full deployment of net proceeds from our second quarter common and preferred equity offerings.

Net Interest Income

For the nine months ended September 30, 2014, and the nine months ended September 30, 2013, our net interest income was $11,909,412 and $10,812,776, respectively.

For the three months ended September 30, 2014, and the three months ended September 30, 2013, our net interest income was $4,671,089 and $3,548,460, respectively, with the increase reflecting the investment activity noted above.

Other Income

For the nine months ended September 30, 2014, our other income represented a gain of $1,942,573, which primarily reflects the impact of net unrealized gain and net interest income on our Linked Transactions of $15,458,922, unrealized gain on multi-family loans held in the 2011-K13 Trust of $285,328 and unrealized gain on residential mortgage loans of $567,337 which in aggregate offset net realized losses on sales of investments of $2,433,071, net unrealized losses on interest rate hedges of $1,091,127, net realized losses of $10,771,684 on interest rate hedges and net realized loss on mortgage loans of $73,132 . It is worth noting that unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the nine months ended September 30, 2013, other net loss totaled $14,954,035, which primarily reflects the impact of net realized losses of $31,358,766 on sales of investments and net unrealized losses on interest rate hedges of $3,174,076, which in aggregate more than offset net realized gains of $19,466,902 on interest rate hedges and unrealized gain and net interest income on our Linked Transactions of $111,905 ..

For the three months ended September 30, 2014, our other income represented a gain of $3,395,299, which primarily reflects the impact of net realized gain on sales of investments of $1,024,168, unrealized gain and net interest income on our Linked Transactions of $754,189, net unrealized gains on interest rate hedges of $10,009,742, unrealized gain on multi-family loans held in securitization trusts of $285,328 and unrealized gain on residential mortgage loans of $474,095, which in aggregate offset net realized losses on interest rate hedges of $9,079,091 and net realized losses on mortgage loans of $73,132. It is worth noting that unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the three months ended September 30, 2013, other net loss totaled $19,108,391, which primarily reflects the impact of net realized losses of $17,080,871 on sales of investments, unrealized loss and net interest income on our Linked Transactions of $154,913 and net unrealized losses on interest rate hedges of $10,274,003, which in aggregate more than offset net realized gains on interest rate hedges of $8,401,396.

Expenses

We incurred management fees of $1,880,566 for the nine months ended September 30, 2014 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $4,874,921, of which $2,383,413 was payable to our Manager and $2,491,508 was payable directly by us.  Our general and administrative expenses of $1,361,290 for the period ended September 30, 2014 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

For the nine months ended September 30, 2013, we incurred management fees and other operating expenses of $941,166, and $2,433,649, respectively. Both management fees and other operating expenses generally increase in line with average stockholders’ equity, and this accounts for the increase in period over period expenses.

We incurred management fees of $790,188 for the three months ended September 30, 2014 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,063,037, of which $843,943 was payable to our Manager and $1,219,094 was payable directly by us.  Our general and administrative expenses of $728,488 for the period ended September 30, 2014 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

For the three months ended September 30, 2013, we incurred management fees and other operating expenses of $413,164, and $1,041,473, respectively.

Net Income and Return on Equity

Our net income attributable to common stockholders was $4,920,358 for the nine months ended September 30, 2014, after accounting for preferred stock dividends of $1,997,004, representing an annualized return of 4.23% on average stockholders' equity of $155,377,408.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the nine months ended September 30, 2014, our comprehensive income attributable to common stockholders was $21,441,216, which included $16,520,858 in total other comprehensive income. This represents an annualized return of 18.45% on average stockholders’ equity.

For the nine months ended September 30, 2013, our net loss attributable to common stockholders was $7,518,400 after accounting for preferred stock dividends of $2,326 representing an annualized loss of 11.96% on average stockholders' equity of $83,995,770. For the nine months ended September 30, 2013, our comprehensive loss attributable to common stockholders was $17,457,932, which included $9,939,532 in total other comprehensive loss. This represents an annualized loss of 27.78% on average stockholders’ equity.

Our net income attributable to common stockholders was $4,153,518 for the three months ended September 30, 2014, after accounting for preferred stock dividends of $880,509, representing an annualized return of 8.72% on average stockholders' equity of $188,901,672.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended September 30, 2014, our comprehensive income attributable to common stockholders was $2,642,639, which included $1,510,879 in total other comprehensive loss. This represents an annualized return of 5.55% on average stockholders’ equity.

For the three months ended September 30, 2013, our net loss attributable to common stockholders was $17,014,568 representing an annualized loss of 61.27% on average stockholders' equity of $110,177,089. For the three months ended September 30, 2013, our comprehensive loss attributable to common stockholders was $518,746, which included $16,495,823 in total other comprehensive gain. This represents an annualized loss of 1.87% on average stockholders’ equity.

Liquidity and Capital Resources

As of September 30, 2014, we consolidated the assets and liabilities of the 2011-K13 Trust. The assets of the Trust are restricted and can only be used to fulfill its obligations. Accordingly, the obligations of the Trust, which we classify as Multi-Family securitized debt obligations, do not have any recourse to us as the consolidator of the Trust. As of September 30, 2014, the fair value of these non-recourse liabilities was $1,312,890,841, and they are excluded from discussion and analysis of our liquidity and capital resources.

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

As of September 30, 2014, our source of funds, apart from our Equity Sales consisted of net proceeds from repurchase agreements related to available-for-sale securities totaling $499.5 million, on a GAAP basis, and $685.7 million, on a non-GAAP basis, including $186.2 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.57%, on a GAAP basis, and 0.89%, on a non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS, including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions and repurchase agreements related to held-for-sale mortgage loans totaling $205.2 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.55% which we used to finance the acquisition of prime jumbo mortgage loans. We generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS, between one and three times when acquiring Multi-Family MBS, and between one and three times when acquiring New Issue Non-Agency RMBS. As of September 30, 2014, we had an overall debt-to-equity ratio of 3.2:1 (calculated using balances determined under GAAP), or 4.0:1 when including repurchase agreements underlying Linked Transactions (calculated on a non-GAAP basis). The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2014, for our available-for-sale securities we had established 27 repurchase borrowing arrangements with various investment banking firms and other lenders, and as of September 30, 2014, we had outstanding borrowings with 17 of these lenders totaling $499.5 million, on a GAAP basis, and $685.7 million, on a non-GAAP basis, including $186.2 million from repurchase agreements underlying Linked Transactions.  Additionally, as of September 30, 2014, for our held-for-sale mortgage loans we had established 2 master repurchase agreements and one loan and security agreement with various investment banking firms, and as of September 30, 2014 we had $205.2 million outstanding under these agreements.

Under repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. Generally, repurchase agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our repurchase agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our repurchase facilities, the haircuts range from a low of 3% to a high of 40%, and the weighted average haircut was 13.1% as of September 30, 2014. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As of September 30, 2014, we had unrestricted cash and cash equivalents of $21.1 million and unpledged securities of $0.7 million available to meet margin calls on our repurchase agreements (including those repurchase agreements underlying Linked Transactions) and derivative instruments, compared to $55.8 million as of June 30, 2014. Accordingly, based on our leverage level and liquidity position as of September 30, 2014, if the decline in market value of our securities collateralizing our repurchase facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, then we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended September 30, 2014, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). On August 19, 2014 our independent directors were granted a net of 4,500 shares.

We had the following contractual borrowing under repurchase agreements related to available-for-sale securities as of September 30, 2014 (dollar amounts in thousands) on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions):

GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$499,462	$499,462	-	-	-
Total contractual obligations	$499,462	$499,462	-	-	-

Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year *	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$685,659	$685,659	-	-	-
Total contractual obligations	$685,659	$685,659	-	-	-

*Includes	$186,197 of repurchase agreements underlying Linked Transactions.

We had the following contractual borrowing under repurchase agreements related to held-for-sale mortgage loans as of September 30, 2014 on both a GAAP basis and non-GAAP basis:

GAAP and Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$205,162	$205,162	-	-	-
Total contractual obligations	$205,162	$205,162	-	-	-

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2014.

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

As of September 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On September 15, 2014, we announced that our board of directors declared monthly cash dividend rates for the fourth quarter of 2014 of $0.125 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including MBS underlying Linked Transactions, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including MBS that are a component of our Linked Transactions. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including MBS underlying our Linked Transactions) as of September 30, 2014 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	September 30, 2014
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of securities	25	9	20
Carrying value/ estimated fair value	$213,278,630	$165,843,637	$445,814,648
Amortized cost	$196,169,857	$162,904,930	$447,671,919
Current par value	$309,865,214	$158,918,564	$441,676,113
Ratio of carrying value to current par value	68.8%	74.3%	100.9%
Ratio of amortized cost to current par value	63.3%	72.9%	101.4%
Net weighted average coupon	0.39%	0.86%	2.72%
One month CPR(i)	11.4%	NA	7.7%

Non-Agency RMBS Characteristics

September 30, 2014 (1)

Collateral Attributes:
Weighted average loan age (months)	98
Weighted average original loan-to-value	76.3%
Weighted average original FICO(ii)	683
Weighted average loan size	322
Current Performance:
60+ day delinquencies	27.0%
Average credit enhancement(iii)	2.4%

	September 30, 2014(1)
	Fair Value	% of Non-Agency RMBS
Coupon Type:
Fixed rate	$-	0.0%
Hybrid or floating	$213,278,629	100.0%
Collateral Type:
Prime	$-	0.0%
Alt-A	$157,503,266	73.8%
Subprime	$55,775,363	26.2%
New Issue	$-	0.0%
Loan Origination Year:
2007	$56,374,122	26.4%
2006	$135,880,607	63.7%
Pre-2006	$21,023,900	9.9%

(1)	Includes Non-Agency RMBS underlying our Linked Transactions at September 30, 2014 on a combined, non-GAAP basis.
(2)	Includes Multi-Family MBS underlying our Linked Transactions and our net investment in the 2011-K13 Trust at September 30, 2014 on a combined, non-GAAP basis.

The following table presents the rating of our Non-Agency RMBS at September 30, 2014, including Non-Agency RMBS underlying our Linked Transactions, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

	Fair Value	% of Non-Agency RMBS
Current Rating(iv)
CCC	$44,940,492	21.1%
CC	$25,382,050	11.9%
C	$24,044,569	11.3%
D	$3,070,501	1.4%
Not Rated	$115,841,017	54.3%

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including Non-Agency RMBS underlying our Linked Transactions, at September 30, 2014 on a combined, non-GAAP basis:

	Fair Value	% of Non-Agency RMBS
Property Location
California	$76,567,028	35.9%
Florida	$24,143,141	11.3%
New Jersey	$12,498,128	5.9%
Virginia	$8,680,440	4.1%
New York	$8,317,867	3.9%

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

During the third quarter of 2014, the Company expanded its investments in Multi-Family MBS based on the favorable risk-return profile of these investments. Our Multi-Family MBS investments consist principally of securities rated BBB or higher and are primarily Freddie Mac Multifamily K Certificates backed by pools of multifamily mortgage loans or re-REMICs of Freddie Mac Multifamily K Certificates. These certificates are not guaranteed by Freddie Mac and therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the rating of our Multi-Family MBS at September 30, 2014, including Multi-Family underlying both our Linked Transactions and our net investment in the 2011-K13 Trust, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

	Fair Value	% of Multi-Family MBS
Current Rating(iv)
AAA	$7,809,931	4.7%
BBB	$69,570,923	41.9%
BB	$40,471,145	24.4%
Not Rated	$47,991,638	28.9%

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2014 including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions. Such MBS may not be linked in future periods.

September 30, 2014
Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-9.99%	-1.28%
+0.50%	-4.99%	-0.64%
-0.50%	6.86%	0.60%
-1.00%	15.51%	0.96%

(1) Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying both our Linked Transactions and our net investment in the 2011-K13 Trust. Such MBS and repurchase agreements may not be linked in future periods.

(2) Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the 2011-K13 Trust.

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

The AFS securities, at fair value, included in the foregoing interest rate sensitivity table under "Percentage Change in Projected Portfolio Value" were limited to Agency RMBS and Multi-Family MBS, including the fair value of our net investment in the 2011-K13 Trust.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2014. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at September 30, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2014, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2014 through September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date of this report, neither we nor, to our knowledge, our Manager are subject to any legal proceedings that we or our Manager considers to be material.

Item 1A. Risk Factors

The following risk factor supplements our risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), entitled “Our adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.”. This supplemental risk factor specifically provides an update to reflect our acquisition during September 2014 in the secondary markets of the controlling class of mortgage pass-through certificates in a multifamily FreddieMac K-Series transaction and our consolidation of all of the assets and the liabilities of the trust as of September 30, 2014 not directly owned by us.

Our adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

We have determined that the securitization trust that has issued certain of our Multi-Family MBS is a variable interest entity, or VIE, of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within that securitization trust. As a result, we are required to consolidate the underlying multi-family loan or securities, as applicable, related debt, interest income and interest expense of the securitization trust in our financial statements, although our actual investment in that securitization trust generally represents a small percentage of the total assets of the trust. We historically accounted for the Multi-Family MBS in our investment portfolio through other comprehensive income, pursuant to which unrealized gains and losses on those Multi-Family MBS were reflected as an adjustment to stockholders’ equity. The fair value option, however, requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary, such as the Freddie Mac’s K-Series securitizations, or K-Series, be reflected through our consolidated earnings. As we acquire subordinate Non-Agency RMBS and additional Multi-Family MBS assets in the future that are similar in structure and form to the K-Series’ assets or securitize investment securities or prime jumbo residential whole loans owned by us, we may be required to consolidate the assets and liabilities of the issuing or securitization trust and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

As noted in Item 2 under “Third Quarter 2014 Highlights and Subsequent Events”, on October 9, 2014 we completed our inaugural participation in a prime jumbo residential mortgage securitization transaction, continuing the implementation of our securitization strategy that we began implementing approximately 18 months ago. We expect to continue to participate in such securitizations. Accordingly, the following risk factors supplement our risk factors set forth in the 2013 Form 10-K.

We have limited experience acquiring and securitizing mortgage loans.

Our plans to acquire and securitize residential mortgage loans are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. However, we have limited experience in acquiring mortgage loans in the secondary market and completing securitization transactions. Our Manager has hired individuals with experience building mortgage loan conduit and securitization businesses and, in combination with the use of experienced outside advisors, we believe that we have sufficient experience to conduct our securitization programs. Nonetheless, these are new business activities for us and there can be no assurance that we will be able to implement our securitization program successfully, or at all.

We may finance the residential mortgage loans we acquire, which subjects us to additional risk under short-term financing agreements with lenders.

We may finance the residential mortgage loans that we acquire prior to any planned securitization and, as a result, we will be subject to additional risks under short-term financing agreements, such as repurchase agreements, with third party lenders. Repurchase agreements typically specify in detail the characteristics of eligible mortgages which may be financed under the repurchase agreements, and those specified characteristics are different than those contained in the repurchase facilities we use to finance our other target assets. Many of the events which could cause the mortgage loans to become ineligible are not within our sole control. If the mortgage loans we acquire become ineligible to be financed under these facilities, we may be subject to less favorable advance rates, or haircuts, under the repurchase facilities, or we may be required to repurchase the ineligible mortgages on short notice. Additionally, similar to the repurchase agreements we use to finance our RMBS, if the fair value of the mortgage loans we pledge as collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or repay all of a portion of the debt.

The short-term financing agreements we intend to use to finance our residential mortgage loans may not be available to us when needed, including in circumstances where a line of credit had previously been committed to us. In addition, the terms and conditions of any such agreements may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. If we are unable to finance the mortgage loans we acquire, we will have to use our capital to hold these mortgage loans, which will reduce the capital available to invest in our other target assets such as Agency RMBS and Non-Agency RMBS.

We may not be able to acquire residential mortgage loans.

The success of our securitization program will depend upon sourcing a large volume of desirable residential mortgage loans. We may be unable to do so for many reasons. We may be unable to locate originators that are able or willing to originate mortgage loans that meet our standards and we may not be able to source acquisitions of bulk pools of mortgage loans from originators, banks and other sellers, in either case, on terms and conditions favorable to us. Additionally, competition for mortgage loans may drive down supply or drive up prices, making it uneconomical to purchase the loans. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available loans. As a result, we may incur additional costs to acquire a sufficient volume of mortgage loans or be unable to acquire mortgage loans at a reasonable price. If we cannot source an adequate volume of desirable loans, our securitization program may be unprofitable, and we may hold individual loans for long periods, increasing our exposure to the credit of the borrowers and requiring capital that might be better used elsewhere in our business.

We will be exposed to credit risk on the residential mortgage loans we acquire and securitize and we may not be able to successfully manage those risks and mitigate our losses.

Despite our efforts to manage credit risk related to the residential mortgage loans we acquire and securitize, there are many aspects of credit risk that we cannot control. Our due diligence, underwriting, quality control and loss mitigation policies and procedures may not be effective at preventing or limiting borrower delinquencies and defaults, and the loan servicing companies that service the mortgages loans may not cooperate with our loss mitigation policies or their efforts may be ineffective. Additionally, the third party service providers to the securitizations (i.e., trustees, servicers, custodians and others) may not perform in a manner that is consistent with our interests. As a result, we could incur losses that would have an adversely affect our financial condition and results of operations.

We may be subject to repurchase risk in connection with our plans to securitize residential mortgage loans and this could adversely affect our ability to operate a profitable securitization program.

When engaging in securitization transactions, we may be required to make representations and warranties to the securitization entities that purchase the residential mortgage loans from us regarding, among other things, certain characteristics of those mortgage loans. If our representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the mortgage loans, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses.

The purchase of residential mortgage loans in the secondary market requires us, in some circumstances, to maintain certain licenses and failure to maintain those licenses may adversely affect our ability to acquire mortgage loans and successfully operate our securitization program.

The purchase of residential mortgage loans in the secondary market, in some circumstances, requires us to maintain certain licenses. We are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.

Market conditions and other factors may affect our ability to securitize residential mortgage loans.

Our ability to securitize residential mortgage loans will be affected by a number of factors, including:

•	conditions in the securities markets, generally;
•	conditions in the asset-backed securities markets, specifically;
o	yields of our portfolio of mortgage loans;
o	the credit quality of our portfolio of mortgage loans; and
o	our ability to obtain any necessary credit enhancement.

In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets have included reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, and a general tightening of credit. These conditions, which may increase our cost of funding, and may reduce or even eliminate our access to the securitization market, may continue or worsen in the future. As a result, these conditions may result in our inability to sell securities in the asset-backed securities market. Further, our repurchase facilities may not be adequate to fund our mortgage purchasing activities until such disruptions in the securitization markets subside. Further or continued disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity and results of operations. Low investor demand for asset-backed securities could force us to hold mortgage loans until investor demand improves, but our capacity to hold such mortgage loans is not unlimited. Continuing adverse market conditions could also result in increased costs and reduced margins earned in connection with our planned securitization transactions.

Our ability to execute securitizations of residential mortgage loans could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.

Provisions of the Dodd-Frank Act require significant revisions to the legal and regulatory framework which apply to the asset-backed securities markets and securitizations. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective in the future.

We cannot predict how the Dodd-Frank Act and the other regulations that have been proposed or recently adopted will affect our ability to execute securitizations of residential mortgage loans. For example, in October 2014, the Securities and Exchange Commission, the Federal Reserve Board and the Department of Housing and Urban Development, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency and the Office of the Comptroller of the Currency adopting final rules (the “Risk Retention Rules”) implementing the credit risk retention requirements of section 941 of the Dodd-Frank Act relating to asset-backed securities. Under the Risk Retention Rules, both public and private securitizers are required to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Securitization of qualified residential mortgage loans (“QRMs”) are exempt from the Risk Retention Rules. The definition of a QRM in the Risk Retention Rules is effectively the same as the definition of “qualified mortgage” under Regulation Z , as amended by the Consumer Financial Protection Bureau, which implements the Truth in Lending Act. If securitizers combine QRMs and non-QRM loans in the same pool, the Risk Retention Rules will apply. The Risk Retention Rules will become effective one year after the date of publication in the Federal Register.

In August 2014, the Securities and Exchange Commission adopted comprehensive amendments to Regulation AB and the other rule affecting the offering process for asset-backed securities (“Regulation AB II”). Regulation AB II will require a significant increase in the amount of disclosure, including asset level disclosure, provided to investors. Regulation AB II will become effective 60 days after the final rules are published in the Federal Register. All of the rules, other than the asset disclosure rules, must be complied with within one year from the Regulation AB II effective date. The asset level disclosure rules must be complied with no later than two years from the Regulation AB II effective date.

There can be no assurance that the full implementation of the proposed rules and regulations or the recently adopted rules such as the Risk Retention Rules and Regulation AB II will not have an adverse effect on our ability to perform securitizations of mortgage loans or resecuritizations of our existing RMBS. In addition to the Dodd-Frank Act, its related rules, the Risk Retention Rules and Regulation AB II, other federal or state laws and regulations that could affect our ability to execute securitization transactions may be proposed, enacted, or implemented. These laws and regulations could effectively preclude us from executing securitization transactions, could delay our execution of these types of transactions, or could reduce the returns we would otherwise expect to earn from executing securitization transactions.

 Other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-backed securities, could result in less investor demand for securities issued through securitization transactions we plan to execute or increased competition from other institutions that execute securitization transactions.

Our ability to profitably participate in (or execute) future securitizations of residential mortgage loans is dependent on numerous factors, and if we are not able to achieve our desired level of profitability or if we incur losses in connection with participating in (or executing) future securitizations, it could materially and adversely impact our business and financial condition.

There are a number of factors that can have a significant impact on whether a securitization transaction that we participate in (or execute) is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. For example, declines in the value of a residential mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions applied by the rating agencies when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that are assigned a triple-A rating, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, and the structure of the securitization transaction and other applicable rating agency criteria. Generally, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that were are not able to profitably execute future securitizations of residential mortgage loans, including for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

Rating agencies may affect our ability to execute securitization transactions, or may reduce the returns we would otherwise expect to earn from securitization transactions.

Rating agencies have historically played a central role in the securitization markets. Many purchasers of asset-backed securities require that a security be rated by the agencies at or above a specific grade before they will consider purchasing it. The rating agencies could adversely affect our ability to execute securitization transactions by deciding not to publish ratings for our securitization transaction, deciding not to consent to the inclusion of those ratings in any prospectuses we may file with the SEC relating to securitization transactions, or by assigning ratings that are below the thresholds investors require. Further, rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that reduces the value of previously acquired loans or that requires us to incur additional costs to comply with those processes and criteria.

We will be exposed to credit risk on the residential mortgage loans we acquire and securitize and we may not be able to successfully manage those risks and mitigate our losses.

Despite our efforts to manage credit risk related to the residential mortgage loans we acquire and securitize, there are many aspects of credit risk that we cannot control. Our due diligence, underwriting, quality control and loss mitigation policies and procedures may not be effective at preventing or limiting borrower delinquencies and defaults, and the loan servicing companies that service the mortgages loans may not cooperate with our loss mitigation policies or their efforts may be ineffective. Prior to acquiring loans, we perform due diligence, including re-underwriting and compliance with applicable laws, and we rely on resources and data available to us from the seller, which may be limited. Our underwriting and due diligence efforts may not reveal matters that could lead to losses. If our underwriting process is not adequate, and we fail to detect certain loan defects or compliance issues related to origination or servicing, we may incur losses. We could also incur losses if a counterparty that sold us a loan is unwilling or unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate. As a result, we could incur losses that would materially and adversely affect our financial condition and results of operations.

Our securitization activities expose us to an increased risk of litigation, which may materially and adversely affect our business and financial condition.

Through FOAC, our wholly owned subsidiary, we engage in securitization transactions relating to residential mortgage loans. In the future, we expect to continue to engage in securitization transactions involving residential mortgage loans.

When engaging in securitization transactions, we participate in (and may in the future prepare) disclosure documentation, including term sheets and offering memorandums, which include disclosures regarding the securitization transactions and the assets being securitized. If our disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We may also sell or contribute residential mortgage loans to third parties which, in turn, securitize those loans, and including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.

In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that are third-party sponsored securitizations (or that we sponsor) that we hold investments in, we may experience losses.

Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. We may be required to establish reserves for potential losses from litigation, which could be material. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses which could be in excess of any reserves established relating to that lawsuit and these losses could be material.

We may be subject to counterparty exposure risk in connection with our plans to securitize residential mortgage loans including MSR and this risk could adversely affect our ability to operate profitably.

When engaging in securitization transactions which include MSR acquisitions, we may be required to make representations and warranties to the purchasers of the underlying residential mortgage loans regarding, among other things, certain characteristics of those mortgage loans. If our representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the mortgage loans which include MSR, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses.

We may be subject to fines or other penalties based on the conduct of the mortgage loan originators and brokers that originated the residential mortgage loans that we subsequently acquire, and the third-party servicers which service the loans we acquire.

 Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the CFPB’s “ability-to-repay” and “qualified mortgage” regulations, which became effective on January 10, 2014. In addition, there are various other federal, state and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994, or HOEPA, requires lenders to make certain disclosures and comply with certain limitations with respect to loans that are considered to be “high cost” loans. These requirements, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet an applicable standard or test even if the mortgage loan originator reasonably believed such standard or test had been satisfied. Failure or alleged failure of residential mortgage loan originators to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans or securities backed by these loans, to delays in foreclosure proceedings, increased litigation expenses, monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and in some cases could also result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

We may be required to make servicing advances and may be exposed to a risk of loss if such advances become non-recoverable and such advances and risk could adversely affect our liquidity or cash flow.

In connection with most (as currently anticipated) securitization transactions wherein FOAC sells mortgage loans to the securitization trust and holds the mortgage servicing rights with respect to those mortgage loans, FOAC has entered into and expects to continue to enter into sub-servicing agreements with one or more sub-servicers.  Pursuant to the terms of the sub-servicing agreements, FOAC will be required to refund or to fund any servicing advances that are obligated to be made by the sub-servicers.  FOAC will therefore be exposed to the potential loss of any servicing advance that becomes a non-recoverable.  It is expected that the aggregate amount of servicing advances, and FOAC’s exposure to the risk of loss related to such servicing advances, will increase as FOAC enters into additional securitization transactions.   Such advances and exposure going forward  could adversely affect our liquidity  or cash flow during a financial period.

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

FIVE OAKS INVESTMENT CORP.

Dated: November 14, 2014	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and
Chairman of the Board (Principal
Executive Officer)

Dated: November 14, 2014	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer,
Secretary and Director (Principal
Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “August 8-K”)).

10.2	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the August 8-K).

10.3	Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the August 8-K).

10.4	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the August 8-K).

10.5	Mortgage Loan Purchase and Servicing Agreement dated as of September 26, 2014, between Five Oaks Acquisition Corp., as seller and servicing administrator, and J.P. Morgan Mortgage Acquisition Corp., as purchaser. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on October 15, 2014 (the “October 8-K”)).

10.6*	Form of Mortgage Loan Purchase and Interim Servicing Agreement between Aggregator 1, as purchaser, and originator, as seller, with corresponding Form of Assignment, Assumption and Recognition Agreement among Aggregator 1, as assignor, Five Oaks Acquisition Corp, as assignee, and originator.

10.7*	Form of Flow Sale and Interim Servicing Agreement between Aggregator 2, as purchaser, and originator, as seller and interim servicer, with corresponding Form of Assignment, Assumption and Recognition Agreement (Whole Loan Transfer), among Aggregator 2, as assignor, Five Oaks Acquisition Corp., as assignee, originator and servicer.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith

