Form 10-K
period 2014-12-31
Five Oaks Investment Corp.
filed 2015-03-16
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____   to____

Commission file number: 001-35845

FIVE OAKS INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	45-4966519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Madison Avenue, 19 th Floor, New York, New York 10022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ or No  ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒ or No  ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ or No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates was $122.5 million based on the closing sales price on the New York Stock Exchange on June 30, 2014.

As of March 2, 2015, the registrant had outstanding 14,718,750 shares of common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Explanatory Note

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, references to:

•	“Agency” means each of Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, a wholly owned corporate instrumentality of the United States of America within the U.S. Department of Housing and Urban Development, or Ginnie Mae.

•	“Agency RMBS” means mortgage-backed securities that are collateralized by residential mortgages, or RMBS, whose principal and interest payments are guaranteed by Ginnie Mae or a U.S. Government-sponsored entity such as Freddie Mac or Fannie Mae. These securities may be either “pass through” securities, where cash flows from the underlying mortgage loan pool are paid to holders of the securities on a pro rata basis, or securities structured from “pass through” securities, as to which cash flows are redirected in various priorities, which we refer to as a collateralized mortgage obligation.

•	“ARMs” means adjustable-rate residential mortgage loans.

•	“Company,” “we,” “us,” or “our” refers to Five Oaks Investment Corp., together with its wholly owned, subsidiaries, Five Oaks Acquisition Corp. and Five Oaks Insurance LLC, unless we specifically state otherwise or the context indicates otherwise.

•	“credit enhancement” means techniques to improve the credit ratings of securities, including overcollateralization, creating retained spread, creating subordinated tranches and insurance.

•	“hybrid ARMs” means residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index.

•	“K-Series” means multi-family mortgage loan securitizations sponsored by Freddie Mac.

•	“Linked Transaction” means the initial purchase of RMBS securities and contemporaneous financing with a repurchase agreement with the same counterparty from which the securities were purchased.

•	“mortgage loans” means loans secured by real estate with a right to receive the payment of principal and interest on the loan (including servicing fees).

•	“Multi-Family MBS” means a mortgage-backed securities, or MBS, investment in a securitization backed by multi-family mortgage loans. Such Multi-Family MBS may be sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, or may not be sponsored by Ginnie Mae or a U.S. Government-sponsored entity such as Freddie Mac or Fannie Mae.

•	“Non-Agency RMBS” means RMBS that are not issued or guaranteed by Ginnie Mae or a U.S. Government-sponsored entity such as Freddie Mac or Fannie Mae, including investment grade classes (rated AAA through BBB), non-investment grade classes (rated BB or lower) and unrated classes.

•	"Oak Circle” or “our Manager” means Oak Capital Partners LLC.

•	“swaption” means an option in which the buyer has the right to enter into an interest rate swap.

•	“TBAs” means to-be-announced forward contracts. In a TBA, a buyer will agree to purchase, for future delivery, Agency mortgage investments with certain principal and interest terms and certain types of underlying collateral, but the particular Agency mortgage investments to be delivered are not identified until shortly before the TBA settlement date.

ii

•	“VIE” means a variable interest entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We consolidate a VIE when we are the primary beneficiary of such VIE. As primary beneficiary, we have both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. We are required to reconsider our evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

•	“whole pool” means MBS issued with respect to an underlying pool of mortgage loans in which a buyer holds all of the certificates issued by a pool.

iii

PART I

ITEM 1.   BUSINESS

General

We are a Maryland corporation focused on investing in, financing and managing a leveraged portfolio of mortgage-backed securities, or MBS, including non-Agency and Agency residential mortgage-backed securities, or RMBS, Multi-Family MBS, residential mortgage loans, mortgage servicing rights and other mortgage-related investments, which we collectively refer to as our target assets. We were formed in March 2012 and commenced operations in May 2012 after raising $26.2 million of net proceeds in a private placement. We completed our initial public offering, or our IPO, in March 2013, pursuant to which we sold 4,033,333 shares of our common stock to the public. Our common stock is traded on the New York Stock Exchange, Inc., or the NYSE, under the symbol “OAKS”. Concurrently with our IPO, we also sold 1,666,667 shares of our common stock to XL Investments Ltd, or XL Investments, an indirect wholly owned subsidiary of XL Group plc (NYSE: XL).   In December 2013, we issued 800,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock. Our Series A Preferred Stock is traded on the NYSE under the symbol “OAKS-PRA”. Since the time of our IPO in March 2013, and the investment of substantially all IPO proceeds into Agency RMBS, we have progressively transitioned away from Agency RMBS and increased our portfolio concentration on credit investments.

2014 Highlights and Subsequent Event

•	We delivered a positive economic return on common equity of 3.5% for 2014, a year in which we raised additional common and preferred equity of $98.4 million, thereby increasing our total capital base by 86.8%. Our positive economic return of $1.50 per common share more than offset a $1.03 decrease in net book value per common share.

•	With the critical benefit of the additional capital raised, we have established, invested in and expanded our residential whole loan platform, via Five Oaks Acquisition Corp., or FOAC, our taxable REIT subsidiary. FOAC purchased its first loans in May 2014, has approved 24 prime jumbo flow origination sellers, and has approved and purchased loans directly from 20 bulk and mini-bulk loan originators. At year-end 2014, we had $375 million in warehouse financing lines for the whole loan aggregation business.

•	Consistent with our announced strategy, in the fourth quarter we also participated in our first two prime jumbo securitizations. In October, 2014 we participated in J.P. Morgan Mortgage Trust 2014-OAK4, and in December 2014, CSMC 2014-OAK1. FOAC sold $379 million in warehoused loans into the two securitizations and we purchased all of the subordinated Class B certificates in each transaction, together with interest-only securities and while retaining all the mortgage servicing rights on the loans FOAC contributed. We have consolidated all of the assets and liabilities of the trusts as of December 31, 2014.

•	We increased further our Multi-Family MBS investments by acquiring two equity tranches totaling $78.6 million issued or backed by the Freddie Mac K-Series. We have consolidated all of the assets and liabilities of the trusts as of December 31, 2014.

•	With our continued transition to credit in both Multi-Family MBS and in the prime jumbo residential loan space, the proportion of our assets concentrated in fixed-rate Agency RMBS has declined from 39.2% as of December 31, 2013 to 10.1% as of the close of 2014.

•	On February 24, 2015, our wholly owned subsidiary, Five Oaks Insurance LLC, became a member of the FHLB (as defined below).

•	With the establishment of FOAC and the anticipated launch of our proprietary shelf program for securitization of prime jumbo loans during the second quarter of 2015, we believe that we are moving beyond the capital intensive start-up phase of our loan aggregation and securitization platform and are entering into a more efficient operating phase of the strategy.

Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we currently, or expect to, invest in the following assets:

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity;
•	Residential mortgage loans and other mortgage-related investments, including securitizations backed by multi-family mortgage loans, or Multi-Family MBS, mortgage servicing rights, or MSRs, excess servicing rights; and
•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities.

We finance our current investments in Non-Agency RMBS (including Non-Agency RMBS underlying Linked Transactions), Multi-Family MBS and Agency RMBS primarily through short-term borrowings structured as repurchase agreements. We finance our investments in residential mortgage loans primarily through short-term borrowings structured as either repurchase agreements or secured loan facilities.

We believe that our hybrid model of investing in RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments positions us to benefit from anticipated changes in the residential mortgage market in the coming years as the role of U.S. Government-sponsored entities such as Freddie Mac or Fannie Mae, or GSEs, is reduced, providing us with attractive investment opportunities across the breadth of the mortgage sector.

Our Available-for-Sale Portfolio and Linked Transactions

As of December 31, 2014, our portfolio was comprised of 85.5% Agency RMBS and 14.5% Non-Agency RMBS on a United States generally accepted accounting principles, or GAAP, basis, or 40.2% Agency RMBS, 38.7% Non-Agency RMBS including Non-Agency RMBS underlying our Linked Transactions and our net investment in residential mortgage loan securitization trusts on a non-GAAP basis and 21.1% Multi-Family MBS including Multi-Family MBS underlying our Linked Transactions and our net investment in Multi-Family securitization trusts on a non-GAAP basis. For GAAP financial statement reporting purposes, certain of our Non-Agency RMBS are reported as “Linked Transactions” and the fair value of those assets are not included in the fair value of our RMBS portfolio on a GAAP basis. This is because when we finance the purchase of securities with repurchase agreements from the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. Under GAAP, we account for the two components of a Linked Transaction (the RMBS purchase and the related repurchase agreement financing) on a net basis and record a forward purchase (derivative) contract, at fair value, on our balance sheet in the line item “Linked Transactions, net, at fair value.” In managing and evaluating the composition and performance of our RMBS portfolio, however, we do not view the purchase of our Non-Agency RMBS and the associated repurchase agreement financing as transactions that are linked. Additionally, as further described below, as of December 31, 2014, we have determined that we were the primary beneficiary of two Multi-Family MBS securitization trusts and two residential mortgage loan securitization trusts, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction. Although our consolidated balance sheet at December 31, 2014 includes the gross assets and liabilities of the four trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. And we are only exposed to the risk of loss on our net investment in the trusts. We therefore have also presented certain information that includes the Non-Agency RMBS underlying our Linked Transactions, and our net investments in the Multi-Family MBS and residential mortgage loan securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the U.S. Securities and Exchange Commission, or the SEC . We believe that this non-GAAP information enhances the ability of investors to analyze our RMBS portfolio and the performance of our Non-Agency RMBS in the same way that we assess our portfolio and such assets.

Prime Jumbo Residential Whole Loans

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. After acquiring its first residential mortgage loans in May 2014, it has completed two third-party securitizations into which FOAC sold $379 million of loans, one in October and one in December 2014. FOAC had $375 million of warehouse financing available to it as of December 31, 2014. FOAC has obtained authorizations from all but one of the 32 states that currently impose restrictions on buying, selling or owning residential mortgage loans, or owning the servicing rights with respect to residential mortgage loans. FOAC is currently actively working to set up its own proprietary program for mortgage securitizations in collaboration with a major investment bank. While no assurance can be given, we expect that FOAC will be able to utilize this program for securitizations going forward and reduce its securitization expenses as a result.

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

On September 16, 2014, we acquired our first investment of the most subordinated, or equity, tranche of a Freddie Mac K-Series Multi-Family MBS transaction, the FREMF 2011-K13 Trust, for $55.8 million. On October 21, 2014, we acquired also in the secondary market a similar such equity tranche for $22.9 million. Having determined that we are the primary beneficiary of the underlying trusts, we have consolidated the assets and liabilities of the trusts as of and for the period ended December 31, 2014.

Financing Strategy

We use leverage to seek to increase potential returns to our stockholders by borrowing against existing assets through short-term repurchase agreements, and in the future we may utilize longer-term secured financings, in each case, using the proceeds to acquire additional assets. Financing of Agency RMBS and Non-Agency RMBS is currently widely available through, among other vehicles, short-term repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, average between 3% and 7% for Agency RMBS, average between 10% and 55% for Non-Agency RMBS, average between 20% and 45% for Multi-Family MBS and average between 5% and 10% for prime jumbo residential mortgage loans, depending on the specific security used as collateral for such repurchase agreements.

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

Hedging Strategy

As part of our risk management strategy, our Manager actively manages the financing, interest rate, credit, prepayment and convexity risks associated with holding a portfolio of Agency and Non-Agency RMBS, Multi-Family MBS and other mortgage-related investments. We rely on the expertise of our Manager to manage these risks on our behalf, and, subject to maintaining our qualification as a REIT, our Manager may incorporate various hedging, asset/liability risk management and credit risk mitigation techniques in order to facilitate our risk management.

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

Our Manager

We are externally managed and advised by Oak Circle Capital Partners LLC, pursuant to a management agreement between us and Oak Circle. Oak Circle, which was formed for the purpose of becoming our Manager, manages us exclusively and, unless and until Oak Circle agrees to manage any additional investment vehicle, it will not have to allocate investment opportunities in our target assets with any other REIT, investment pool or other entity. As our Manager, Oak Circle implements our business strategy, performs investment advisory services and activities with respect to our assets and is responsible for performing all of our day-to-day operations. Oak Circle is an investment adviser registered with the SEC.

Our Manager is majority owned by its employees (including all of our officers) with a minority stake held by XL Global Inc., an indirect wholly owned subsidiary of XL Group plc (NYSE: XL). XL Group plc, through its wholly owned subsidiaries, is a global insurance and reinsurance company with total assets of $45.0 billion and a market capitalization of $8.8 billion as of December 31, 2014, and actively invests in alternative investment funds, private investment funds and investment management companies . As of March 2, 2015, XL Investments, together with XL Global, Inc., owned 21.99% of our common stock (or 35.66% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)).

Competition

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments at favorable prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, hedge funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. New companies, including REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act of 1940, as amended, or the Investment Company Act . In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Certain U.S. Federal Income Tax Considerations and Our Status as a REIT

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, with respect thereto. Accordingly, we are generally not subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may be subject to some U.S. federal, state and local taxes on our income.

Taxable income generated by our TRS is subject to regular corporate income tax. For the fiscal year 2014, our TRS did not generate any taxable income.

Qualification as a REIT

Continued qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Income Tests. In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions” (as defined below), discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), and gains from the sale of designated real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from “prohibited transactions, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

Asset Tests. At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of designated real estate assets, cash, cash items, U.S. Government securities, and, under some circumstances, stock or debt instruments purchased with new capital. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below. Second, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value (“10% of value asset test”) or voting power. The 5% and 10% asset tests do not apply to securities of a TRS and qualified REIT subsidiaries and the 10% of value asset test does not apply to “straight debt” having specified characteristics and to certain other securities described below. Fourth, the aggregate value of all securities of TRSs that we hold may not exceed 25% of the value of our total assets.

Distribution Requirements. In order to maintain our REIT qualification, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to: (1) the sum of (a) 90% of our REIT taxable income computed without regard to our net capital gains and the deduction for dividends paid, and (b) 90% of our net income, if any, (after tax) from foreclosure property; minus (2) the sum of specified items of non-cash income that exceeds a certain percentage of our income.

Ownership. In order to maintain our REIT status, we must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of our outstanding shares be owned by five or fewer “individuals” (as defined for this purpose to include certain trusts and foundations) during the last half of our taxable year. The “more than 100 shareholders” rule requires that we have at least 100 shareholders for at least 335 days of a taxable year. Failure to satisfy either of these rules would subject us to fines and require us to take curative action to meet the ownership requirements in order to maintain our REIT status.

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. Our corporate headquarters are located at 540 Madison Avenue, 19 th Floor, New York, NY 10022 and our telephone number is (212) 257-5073. As of December 31, 2014, we had three executive officers, all of whom were furnished by our Manager. We have no employees.

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

Risks Related to Our Investment Strategies and Our Businesses

We may not be able to operate our businesses successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to operate our businesses successfully or implement our operating policies and strategies. Our Manager may not be able to successfully execute our investment, financing and hedging strategies as described in this Annual Report on Form 10-K, which could result in a loss of some or all of your investment. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions. Our revenues will depend, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. If we are unable to acquire assets that generate favorable spreads, our results of operations may be adversely affected, which could adversely affect our ability to make or sustain distributions to our stockholders.

Our Manager has limited experience acquiring and securitizing mortgage loans.

As a significant component of our business strategy, we acquire and securitize residential mortgage loans. Such loans are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. Our Manager, however, has limited experience in acquiring mortgage loans in the secondary market and completing securitization transactions; we completed our first securitization in October 2014 and our second in December 2014. While our Manager has hired individuals with experience building mortgage loan conduit and securitization businesses and, in combination with the use of experienced outside advisors and servicers, we believe that we have sufficient experience to conduct our securitization programs, these are new business activities for us and there can be no assurance that we will be able to implement our securitization strategy successfully.

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

A significant portion of our Non-Agency RMBS is secured by properties in a small number of geographic areas and may be disproportionately affected by economyic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency RMBS are concentrated in certain geographic areas. For example, we have significantly higher exposure in California, Massachusetts and Washington (See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K). Certain markets within these states (particularly California) experienced significant decreases in residential home values during the financial crisis of 2007-2008 and the years thereafter. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency RMBS. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of re-performing loans and the loans underlying our Non-Agency RMBS. This could, in turn, have a material adverse effect on our credit loss experience on our Non-Agency RMBS in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our re-performing loan investments or the mortgages underlying our Non-Agency RMBS were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood), terrorist attack or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency RMBS. Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the affected borrowers may have to pay for any repairs themselves. Borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase.

Changes in governmental laws and regulations, fiscal policies, property taxes and zoning ordinances can also have a negative impact on property values, which could result in borrowers’ deciding to stop paying their mortgages. This circumstance could cause credit loss severities to increase, thereby adversely impacting our results of operations.

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

Our investments may continue to include subordinated tranches of RMBS, which are subordinate in right of payment to more senior securities.

Our investments may continue to include subordinated tranches of RMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

We invest in Multi-Family MBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks.

We purchase principal-only Multi-Family MBS that represent the first loss tranche of a multi-family mortgage loan securitization. These first loss principal only securities are subject to the first risk of loss if any losses are realized on the underlying mortgage loans in the securitization. We also purchase interest only securities issued by multi-family mortgage loan securitizations. However, these interest only Multi-Family MBS typically only receive payments of interest to the extent that there are funds available in the securitization to make the payments. Multi-Family MBS generally entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of multi-family mortgage loans. Consequently, first loss principal only Multi-Family MBS, will be adversely affected by payment defaults, delinquencies and losses on the underlying multi-family mortgage loans, each of which could have a material adverse effect on our cash flows and results of operations.

Investments in non-investment grade RMBS may be illiquid, may have a higher risk of default and may not produce current returns.

We invest in RMBS that are non-investment grade or unrated, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”) or do not provide any rating for such RMBS. Non-investment grade RMBS securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with RMBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

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

Our Multi-Family MBS is secured by multi-family property and is subject to risks of delinquency, foreclosure and loss. Commercial mortgage loans generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, and acts of God, terrorism, social unrest and civil disturbances.

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

While our wholly owned subsidiary organized in Michigan, Five Oaks Insurance LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLB, on February 24, 2015, the Federal Housing Finance Agency in its September 2014 Notice of Proposed Rulemaking asserts FOI’s membership (and the membership of any other captive insurer that became a member of a Federal Home Loan Bank after the publication date of the Notice of Proposed Rulemaking and did not meet the eligibility requirements for membership set out in the proposed rule) will be terminated and FOI (and any other such captive insurer) will be required to promptly liquidate any and all advances made to FOI by the FHLB upon the date of adoption of any final rule that tracks the eligibility requirements of the proposed rule, as well as pay associated early termination fees and accrued interest. FOI does not meet the eligibility requirements set out in the proposed rule and does not expect to meet them if those requirements remain in any final rule. Any such required liquidation could adversely affect our liquidity and cause us to sell our assets under adverse market conditions and possibly incur substantial losses; the loss of FOI’s membership could put us at a competitive disadvantage with our competitors whose captive insurers were granted membership in a Federal Home Loan Bank prior to the publication of the Notice of Proposed Rulemaking.

On February 24, 2015, FOI, a Michigan-domiciled and licensed insurance company, became a member of the FHLB. The Federal Housing Finance Agency, or FHFA, however, in its Notice of Proposed Rulemaking dated September 2, 2014, or the Proposing Release, asserts that the FHFA will require the immediate termination of the FHLB membership of any captive insurance company member that (i) did not meet the eligibility requirements for membership set out in the proposed rule and (ii) was approved for membership during the period between the publication of the proposed rule and the effective date of the final rule. In addition to immediate termination of FHLB membership, the Proposing Release asserts that FHFA will also require the prompt liquidation of any and all outstanding advances to such captive insurer. The Proposing Release states that the FHFA will consider whether to make the termination of membership and the prompt liquidation of advances explicit in the final rule. FOI does not meet the eligibility requirements set out in the proposed rules and if the final rule contains the same eligibility requirements, FOI does not expect to satisfy such requirements. Accordingly, there can be no assurance as to whether FOI’s membership in the FHLB will in fact continue past the adoption, if any, of a final rule; nor can there be any assurance as to when or if any final rule is adopted, what provisions the final rule may contain, or whether there would be any successful regulatory or judicial challenge which would alter the application of the FHFA’s assertions. If a final rule is adopted that requires us to promptly liquidate our FHLB advances as well as pay associated early termination fees and accrued interest, there can be no assurance that such liquidation would not adversely affect our liquidity, force us to sell our assets, either directly or through a foreclosure, under adverse market conditions and incur substantial losses. Additionally, if FOI’s membership is terminated, we would be at a competitive disadvantage vis a vis our competitors with captive insurance company members of an FHLB bank which became members prior to the publication of the Notice of Proposed Rulemaking and hence have and will continue to have access to long-term funding with which to acquire their target assets.

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

In response to the 2007-2008 financial crisis, the U.S. Government and U.S. Federal Reserve, or the Fed, have taken unprecedented actions to stabilize the market for mortgage-related investments along with the broader economy. Such intervention has included maintenance of a near-zero target of the federal funds rate by the U.S. Federal Reserve, or the Fed, U.S. Government programs, such as the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program, or HARP. On September 13, 2012, the Fed announced a third round of quantitative easing, or QE3, which was an open-ended program designed to expand the its' holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. In December 2012, the Fed announced that it would begin buying $45 billion of long-term Treasury bonds each month. Beginning in early 2014, the Fed gradually reduced its purchases of both Agency RMBS and Treasury bonds, and in October 2014 ended its purchase program under its third round of quantitative easing, or QE3 (although it is still reinvesting principal and interest it receives on the Agency RMBS and U.S. Treasuries held in its portfolio).

It is unclear what effect, if any, the absence of the Fed’s monthly purchases, other than its reinvestment of principal and interest payments it receives for Agency RMBS in its portfolio, will have on the value of the Agency RMBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our book value and/or net interest margin could be negatively affected.

Further, the mortgage industry has and continues to undergo fundamental changes, such as the conservatorship and possible future changes in the nature of participation in the mortgage market by Fannie Mae and Freddie Mac. While we believe that prices and yields for many of our target assets have been more favorable than in the past, and the yield curve environment for a leveraged Agency portfolio is currently very favorable, and that there are attractive opportunities for investment across our target asset classes, there is no way of knowing what impact government intervention or any future actions by the Fed will have on the prices and liquidity of Agency RMBS or other assets in which we may invest. The prices and yields of our target assets may be adversely affected, and could be subject to significant volatility upon changes, or perceived future changes, to such policies. Further, such prices and yields may not reflect the underlying value of our target assets and may be significantly inflated due to these policies and the uncertainty of future changes to the mortgage industry. If current market conditions do not continue, and we are unable to structure or reposition our investment portfolio accordingly, there could be a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the supply of, value of, and our returns on, our target assets.

In addition, in recent years, the U.S. Government, through the U.S. Federal Reserve, the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners or reduce the number of properties going into foreclosure or going into non-performing status, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which allows Fannie Mae and Freddie Mac borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% (and, in some cases, above 125%) without new mortgage insurance. HAMP, the H4H Program, HARP and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans.

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

Other governmental actions may affect our business by hindering the pace of foreclosures. Over the past few years, there has been a backlog of foreclosures in certain jurisdictions, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or DOJ, HUD, State Attorneys General, the office of the Comptroller of the Currency, and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Legal claims brought or threatened by the DOJ, HUD, the Consumer Financial Protection Bureau, or the CFPB, and State Attorneys General against residential mortgage servicers have produced large settlements. A portion of the funds from these settlements are directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties and assets that meet our investment criteria.

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

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, Congress, the Administration and various regulatory agencies have taken numerous actions intended to stabilize and restructure the financial system. There can be no assurance as to any beneficial impact that such actions or related future actions of the U.S. Government have had or will have on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, there may be broad adverse market implications, and our business may not receive the anticipated positive impact from the legislation.

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate or may operate in the future. The Dodd-Frank Act imposes regulations on us and how we conduct our business. It also requires the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Although certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities, the Dodd-Frank Act imposes significant regulatory restrictions on the origination and securitization of residential mortgage loans, which will affect Non-Agency RMBS. In addition, the Dodd-Frank Act imposes and will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives), including derivatives transactions in which we now or in the future may engage. The Dodd-Frank Act creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” which are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct, margin and other regulatory requirements that will give rise to new administrative costs. Some of these costs may ultimately be borne by us.

Furthermore, the new regulation of over-the-counter derivatives and the inclusion of swaps as an investment that can cause a pooled investment vehicle to be a commodity pool would require us to register with and be regulated by the U.S. Commodity Futures Trading Commission, or the CFTC, as a commodity pool operator, or CPO, unless an exemption or other relief is available. Our Manager will rely for relief from registration as a CPO on a no-action letter issued on December 7, 2012 (the “No Action Letter”) by the CFTC staff that is applicable to CPOs of mortgage REITs, subject to complying with certain criteria. Further, advisors to commodity pools, which could potentially include our Manager, are required to register as commodity trading advisors, or CTAs, unless exemptive, no-action or similar relief is available. We believe such relief is available to our Manager on the basis of the No-Action Letter and existing regulations of the CFTC. If in the future our Manager does not meet the conditions set forth in the No-Action Letter for relief from registration as a CPO, the relief provided by the No-Action letter from registration as a CPO becomes unavailable for any other reason, or our belief regarding the availability of relief from registration as a CTA proves incorrect, and we or our Manager are unable to rely upon or obtain other exemptions from registration as a CPO or CTA, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business, the interest-rate risk associated with our investments may increase, our investment performance may be adversely affected or the cost associated with employing other kinds of hedges against interest rate fluctuations could be higher. Alternatively, our Manager may be required to register as a CPO. If our Manager is required to and does register as a CPO, we nevertheless expect it to remain exempt from registration as a CTA with the CFTC because its advisory activities would relate only to its activities as CPO of the company. The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs and CTAs, including record keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Complying with these requirements could increase our expenses and negatively impact our business, financial condition, results of operations and our ability to make distributions to our stockholders. It may also be difficult to comply with the reporting and disclosure requirements with respect to the kinds of products that we offer.

While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements have had a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties, the availability or terms of swaps and swaptions into which we enter, and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

On September 13, 2012, the Fed announced a third round of quantitative easing, or QE3, which was an open-ended program designed to expand the its' holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. In December 2012, the Fed announced that it would begin buying $45 billion of long-term Treasury bonds each month. Beginning in early 2014, the Fed gradually reduced its purchases of both Agency RMBS and Treasury bonds, and in October 2014 ended its purchase program under QE3 (although it is still reinvesting principal and interest it receives on the Agency RMBS and U.S. Treasuries held in its portfolio).

On January 28, 2015, the Fed reaffirmed its view that the current 0 to ¼ percent target range for the federal funds rate remained appropriate, but signaled that it would begin to remove policy accommodation by increasing this range based upon its ongoing assessment of economic and financial conditions. While the timing of the expected increase in short-term rates remains data dependent, it is widely expected to occur during 2015. Any resultant flattening in the yield curve could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. These uncertainties lead to questions about the availability of, and trading market for, Agency RMBS. Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations, which would adversely affect the value of our Agency RMBS. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could redefine what constitutes an agency security and could have broad adverse implications for the market and our business, financial condition, results of operations and our ability to make distributions to our stockholders. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our existing Agency RMBS could be adversely impacted.

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

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in Agency RMBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, and we could be adversely affected if these proposed laws were enacted.

Bills calling for the revocation of the charters of Fannie Mae and Freddie Mac and seeking to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government- guaranteed MBS were introduced during 2013 in the 113th Congress and enjoyed bi-partisan support.  None of the bills were enacted yet at the beginning of the 114th Congress several similar bills have been introduced both in the House and the Senate.  It is too early in the legislative process to determine which bills, or provisions thereof, if any, may be enacted or even brought to the floor of Congress. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of our Agency RMBS guaranteed by Fannie Mae and Freddie Mac. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. Government and the spreads at which they trade. The foregoing could adversely affect the pricing, supply, liquidity and value of our target assets and otherwise adversely affect our business, operations and financial condition.

The increasing number of proposed U.S. federal, state and local laws and regulations may affect certain mortgage-related assets in which we intend to invest and could increase our cost of doing business.

Legislation has been considered, proposed or adopted which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process. For example, the Dodd-Frank Act created the CFPB, which supervises consumer financial services companies (including bank and non-bank mortgage lenders and mortgage servicers) and enforces U.S. federal consumer protection laws as they apply to banks, credit unions and other financial services companies, including mortgage servicers, and which has issued many regulations regarding mortgage origination and servicing. These regulations provide for special remedies in favor of consumer mortgage borrowers, particularly upon default and foreclosure. It remains uncertain whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we may experience difficulty in finding target assets at attractive prices, which will adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Pursuant to our agreement with Stone Coast Fund Services LLC, or Stone Coast, Stone Coast provides (and any successor entity will provide) a monthly calculation of our net asset value, maintains our general ledger and all related accounting records, reconciles all broker and custodial statements we routinely receive, provides us with monthly portfolio, cash and position reports, assists us with portfolio valuations, prepares draft quarterly financial statements for our review and provides us with access to data and technology services to facilitate the preparation of our annual financial statements. Our agreement with Stone Coast is terminable without cause upon 90 days notice by either party. If our agreement with Stone Coast were to be terminated and no suitable replacement can be timely engaged, we may not be able to timely and accurately prepare our financial statements.

We finance the residential mortgage loans we acquire, which subjects us to additional risk under short-term financing agreements with lenders.

We finance the residential mortgage loans that we acquire prior to any planned securitization and, as a result, we are subject to additional risks under short-term financing agreements, such as repurchase agreements and warehouse facilities, with third party lenders. Repurchase agreements typically specify in detail the characteristics of eligible mortgages which may be financed under the repurchase agreements, and those specified characteristics are different than those contained in the repurchase facilities we use to finance our other target assets. Many of the events which could cause the mortgage loans to become ineligible are not within our control. If the mortgage loans we acquire become ineligible to be financed under these facilities, we would be subject to less favorable advance rates, or haircuts, under the repurchase facilities, or we may be required to repurchase the ineligible mortgages on short notice. Additionally, similar to the repurchase agreements we use to finance our RMBS, if the fair value of the mortgage loans we pledge as collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or repay all of a portion of the debt.

The short-term financing agreements we use to finance our residential mortgage loans may not be available to us when needed, including in circumstances where a line of credit had previously been committed to us. In addition, the terms and conditions of any such agreements may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. If we are unable to finance the mortgage loans we acquire, we will have to use our capital to hold these mortgage loans, which will reduce the capital available to invest in our other target assets such as Agency RMBS and Non-Agency RMBS.

We may not be able to continuing acquiring residential mortgage loans.

The success of our securitization business depends upon sourcing a large volume of desirable residential mortgage loans. We may be unable to do so for many reasons. We may be unable to locate originators that are able or willing to originate mortgage loans that meet our standards and we may not be able to source acquisitions of bulk pools of mortgage loans from originators, banks and other sellers, in either case, on terms and conditions favorable to us. Additionally, competition for mortgage loans may drive down supply or drive up prices, making it uneconomical to purchase the loans. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available loans. As a result, we may incur additional costs to acquire a sufficient volume of mortgage loans or be unable to acquire mortgage loans at a reasonable price. If we cannot source an adequate volume of desirable loans, our securitization business may be unprofitable, and we may hold individual loans for long periods, increasing our exposure to the credit of the borrowers and requiring capital that might be better used elsewhere in our business.

We are exposed to credit risk on the residential mortgage loans we acquire and securitize and we may not be able to successfully manage those risks and mitigate our losses.

Despite our efforts to manage credit risk related to the residential mortgage loans we acquire and securitize, there are many aspects of credit risk that we cannot control. Our due diligence, underwriting, quality control and loss mitigation policies and procedures may not be effective at preventing or limiting borrower delinquencies and defaults, and the loan servicing companies that service the mortgages loans may not cooperate with our loss mitigation policies or their efforts may be ineffective. Our underwriting and due diligence efforts may not reveal matters that could lead to losses. If our underwriting process is not adequate, and we fail to detect certain loan defects or compliance issues related to origination or servicing, we may incur losses. We could also incur losses if a counterparty that sold us a loan is unwilling or unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate. Additionally, the third party service providers to the securitizations (i.e., trustees, servicers, custodians and others) may not perform in a manner that is consistent with our interests. As a result, we could incur losses that would adversely affect our financial condition and results of operations.

We may be subject to repurchase risk in connection with our securitization of residential mortgage loans and this could adversely affect our ability to operate a profitable securitization program.

When engaging in securitization transactions, we are required to make representations and warranties to the securitization entities that purchase the residential mortgage loans from us regarding, among other things, certain characteristics of those mortgage loans. If our representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the mortgage loans, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses.

Most States require licenses to purchase, hold, enforce or sell residential mortgage loans in the secondary market and failure to obtain or maintain such licenses in a timely manner or at all may adversely affect our ability to acquire mortgage loans and successfully operate our securitization program.

Most States require licenses to hold, enforce or sell residential mortgage loans in the secondary market. We are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.

Market conditions and other factors may affect our ability to securitize residential mortgage loans, which could increase our financing costs and adversely affect our results of operations and ability to make distributions.

Our ability to securitize residential mortgage loans will be affected by a number of factors, including:

•	conditions in the securities markets, generally;
•	conditions in the asset-backed securities markets, specifically;
o	yields of our portfolio of mortgage loans;
o	the credit quality of our portfolio of mortgage loans; and
o	our ability to obtain any necessary credit enhancement.

In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. Although we have been able to complete two securitizations, these conditions, which may increase our cost of financing, and may reduce or even eliminate our access to the securitization market, may continue or worsen in the future. As a result, these conditions may result in our inability to sell securities in the asset-backed securities market. Further, our repurchase facilities may not be adequate to fund our mortgage purchasing activities until such disruptions in the securitization markets subside. Further or continued disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity and results of operations. Low investor demand for asset-backed securities could force us to hold mortgage loans until investor demand improves, but our capacity to hold such mortgage loans is limited. Continuing adverse market conditions could also result in increased costs and reduced margins earned in connection with our planned securitization transactions.

Our ability to execute securitizations of residential mortgage loans could also be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay or preclude our ability to execute securitization transactions. These legislative, regulatory and other factors could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.

Provisions of the Dodd-Frank Act require significant revisions to the legal and regulatory framework which apply to the asset-backed securities markets and securitizations. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective in the future.

We cannot predict how the Dodd-Frank Act, its regulations and other regulations that have been proposed or recently adopted will affect our ability to execute securitizations of residential mortgage loans. For example, in October 2014, the Securities and Exchange Commission, the Federal Reserve Board and the Department of Housing and Urban Development, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency and the Office of the Comptroller of the Currency adopting final rules (the “Risk Retention Rules”) implementing the credit risk retention requirements of section 941 of the Dodd-Frank Act relating to asset-backed securities. Under the Risk Retention Rules, both public and private securitizers are required to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Securitization of qualified residential mortgage loans (“QRMs”) are exempt from the Risk Retention Rules. The definition of a QRM in the Risk Retention Rules is effectively the same as the definition of “qualified mortgage” under Regulation Z, as amended by the Consumer Financial Protection Bureau, which implements the Truth in Lending Act. If securitizers combine QRMs and non-QRM loans in the same pool, the Risk Retention Rules will apply. The Risk Retention Rules will become effective on December 24, 2015, and apply to the securitization of residential mortgage loans from and after such date.

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

In addition to these laws and rules, other U.S. federal or state laws and regulations that could affect our ability to sell assets into securitization programs may be proposed, enacted, or implemented. These laws and regulations could effectively preclude us from financing our assets through securitizations or could delay our execution of these types of transactions. Other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-backed securities, could result in less investor demand for securities issued through securitization transactions we plan to execute or increased competition from other institutions that execute securitization transactions.

Our ability to profitably participate in (or execute) future securitizations of residential mortgage loans is dependent on numerous factors, and if we are not able to achieve our desired level of profitability or if we incur losses in connection with participating in (or executing) future securitizations, it could adversely impact our business and financial condition.

There are a number of factors that can have a significant impact on whether a securitization transaction that we participate in (or execute) is profitable to us or results in a loss. One of these factors is the price we pay for the residential mortgage loans that we securitize, which is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

After we acquire mortgage loans that we securitize, we can also suffer losses if the value of those loans declines prior to securitization. For example, declines in the value of a residential mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions applied by the rating agencies when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that are assigned a triple-A rating, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, and the structure of the securitization transaction and other applicable rating agency criteria.

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that were are not able to profitably execute future securitizations of residential mortgage loans, including for the reasons described above or for other reasons, it could adversely impact our business and financial condition.

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

Our securitization activities expose us to an increased risk of litigation, which may adversely affect our business and financial condition.

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

We may be subject to counterparty exposure risk in connection with our plans to securitize residential mortgage loans including MSRs and this risk could adversely affect our ability to operate profitably.

When engaging in securitization transactions which include MSR acquisitions, we may be required to make representations and warranties to the purchasers of the underlying residential mortgage loans regarding, among other things, certain characteristics of those mortgage loans. If our representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the mortgage loans which include MSRs, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses.

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

In connection with most (as currently anticipated) securitization transactions wherein FOAC sells mortgage loans to the securitization trust and holds the MSRs with respect to those mortgage loans, FOAC has entered into and expects to continue to enter into sub-servicing agreements with one or more sub-servicers. Pursuant to the terms of the sub-servicing agreements, FOAC will be required to refund or to fund any servicing advances that are obligated to be made by the sub-servicers. FOAC will therefore be exposed to the potential loss of any servicing advance that becomes a non-recoverable. It is expected that the aggregate amount of servicing advances, and FOAC’s exposure to the risk of loss related to such servicing advances, will increase as FOAC enters into additional securitization transactions. Such advances and exposure going forward could adversely affect our liquidity or cash flow during a financial period.

When we acquire and subsequently re-sell any mortgage loans, we may be required to repurchase such loans or indemnify investors if we breach certain representations and warranties.

When we acquire and subsequently re-sell any mortgage loans, we are generally be required to make customary representations and warranties about such loans to the loan purchaser. Residential mortgage loan sale agreements and the terms of any securitizations into which we may sell or deposit loans will generally require us to repurchase or substitute loans in the event that we breach a representation or warranty given to the loan purchaser or the securitization trust. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of an early payment default by a borrower. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could adversely affect our business, financial condition and results of operations and our ability to make distributions.

Certain investments in portfolios of whole mortgage loans and other mortgage assets may require us to purchase less desirable mortgage assets as part of an otherwise desirable pool of mortgage assets, which could subject us to additional risks relating to the less desirable mortgage assets.

If we acquire portfolios of whole mortgage loans and other mortgage assets, the portfolio may contain some assets that we would not otherwise seek to acquire on their own. These other assets may subject us to additional risks. Acquisition of less desirable mortgage assets may impair our performance and reduce the return on our investments.

Government use of eminent domain to seize underwater mortgages could materially adversely affect the value of, and the returns on, our RMBS.

The mortgages securing our investments are located in many geographic regions across the United States, with significantly higher exposure in California, Massachusetts and Washington. Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater, but not in default. In August 2013, the FHFA released a statement expressing serious concerns on the use of eminent domain to restructure mortgages, based on a review it conducted since requesting public input on the proposal in August 2012, and indicated that it may take action in response to the use of eminent domain to restructure mortgage loans. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges, resulting in mortgages securing certain of our investments being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amounts we receive on our investments would be less than we would otherwise have received if the mortgage loans had not been seized, which may result in a lower return on such assets or require charges for “other-than-temporary impairment” or loan loss reserves. If governments ultimately adopt such plans and mortgages securing certain of our investments are seized on a widespread scale, it could have an adverse effect on the value of and/or returns on our assets and our results of operations more generally.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments and other mortgage-related investments at favorable prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, hedge funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. New companies, including REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which we invest.

Since 2007, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and significant adverse changes in economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency RMBS and other high-quality RMBS assets. As a result, values for RMBS assets, including some Agency RMBS and other AAA-rated RMBS assets, have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency and Non-Agency RMBS in which we invest. Accordingly, our results of operations may be materially affected by conditions in the residential mortgage market, including MBS.

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

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Non- Agency RMBS in which we invest a significant part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on Non-Agency RMBS in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from Non-Agency RMBS in our portfolio, which could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

We acquire assets that are not liquid or publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage- related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential and commercial mortgage loans. Further, validating third-party pricing for illiquid assets may be more subjective than for liquid assets. Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. If we are unable to sell our assets at favorable prices or at all, it could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our investments in Non-Agency RMBS and Multi-Family MBS are generally subject to losses.

We acquire Non-Agency RMBS and Multi-Family MBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related Non-Agency RMBS or Multi-Family MBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

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

Before acquiring certain assets, such as prime jumbo residential whole loans, Multi-Family MBS or other mortgage-related assets, we or our Manager conducts (either directly or using third parties) due diligence. Such due diligence may include (1) an assessment of the strengths and weaknesses of the asset’s credit profile, (2) a review of all or merely a subset of the documentation related to the asset, or (3) other reviews that we or our Manager may deem appropriate to conduct. There can be no assurance that we or our Manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts and potential liabilities or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our financial condition and results of operations.

Our senior management and our external managers utilize analytical models and data in connection with the valuation of certain of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of certain of our target assets, such as Multi-Family MBS, our Manager must rely heavily on analytical models and information and data supplied by third parties. Models and data are used to value potential target assets, potential credit risks and reserves and also in connection with hedging our acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager may be induced to buy for us certain target assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

The mortgage loans underlying the Non-Agency RMBS that we acquire and the residential mortgage loans in which we invest will be subject to defaults, foreclosure timeline extension, fraud and residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

Our investments in Non-Agency RMBS and residential mortgage loans are subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in loss to us. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	the potential for uninsured or under-insured property losses;

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks; and

•	social unrest and civil disturbances.

In the event of defaults on the residential mortgage loans in which we invest or that underlie our investments in Non-Agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. In addition, our investments in Non-Agency RMBS are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by a U.S. Government agency or a GSE. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

The failure of servicers to effectively service the mortgage loans underlying the RMBS in our investment portfolio or the mortgage loans we own would adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

There continues to be uncertainty around the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the mortgage loans or related RMBS. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers may have difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. A servicer’s failure to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and mortgage loans and have an adverse effect on our results of operations and business.

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

Many of our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.

We expect that the values of some of our investments may not be readily determinable. We will measure the fair value of these investments quarterly, in accordance with guidance set forth in the Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures. The fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, us or our board of directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our equity securities could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

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

Because we acquire fixed-rate securities and residential mortgage loans, an increase in interest rates on our borrowings may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our assets. Any fixed-rate securities or loans that we invest in generally will be more negatively affected by these increases than adjustable-rate securities or loans. In accordance with accounting rules, we will be required to reduce our book value by the amount of any decrease in the market value of our assets that are classified for accounting purposes as available-for-sale or for which we have elected the fair value option. Our entire investment portfolio is priced by independent pricing providers and by third- party brokers. If the fair value of a security is not available from a third- party pricing service or dealer, we will estimate the fair value of the security using a variety of models and analyses, taking into consideration aggregate characteristics including, but not limited to, type of collateral, index, margin, periodic interest rate caps, lifetime interest rate caps, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security is other-than- temporarily impaired, we would be required to reduce the value of such security on our balance sheet by recording an impairment charge in our income statement and our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts that we may borrow to purchase additional assets, which could restrict our ability to increase our net income.

An increase in interest rates may cause a decrease in the volume of certain of our assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders may be adversely affected.

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

We invest in RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments. In a normal yield curve environment, an investment in the fixed-rate component of such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments is the risk that both long-term and short- term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on any repurchase agreements we may enter into.

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

•	Changes in interest rates may inversely affect the fair value of our target assets, which will consist of primarily RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments. When interest rates rise, the value of our fixed-rate target assets will generally decline, and when interest rates fall, the value of our fixed-rate target assets will generally increase.

•	Changes in interest rates may inversely affect prepayment speeds. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates has on these prepayments affects the price of our target assets, and the effect can be particularly pronounced with fixed-rate Agency RMBS.

•	Changes in interest rates may create mismatches between our target assets, which will consist primarily of Agency RMBS, Non-Agency RMBS, Multi-Family MBS, residential mortgage loans and other mortgage-related investments, and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should interest rates increase, interest rate caps on our hybrid ARMs and adjustable rate RMBS would limit the income stream on those investments while our borrowing would not be subject to similar restrictions.

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

The RMBS assets we acquire are backed by pools of residential mortgage loans. We also invest in residential mortgage loans. We receive payments, generally, from the payments that are made on these underlying residential mortgage loans. When residential mortgage loans are prepaid (including by way of voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) at rates that are faster than expected, this results in prepayments that are faster than expected on the related RMBS. These faster than expected payments may adversely affect our profitability. In addition, a decrease in prepayment rates may adversely affect our results of operations. When residential mortgage loans are prepaid at slower than expected rates, prepayments on the RMBS may be slower than expected. These slower than expected payments may adversely affect our profitability.

We purchase RMBS assets, and purchase residential mortgage loans, that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we maypay a premium to par value to acquire the asset. In accordance with GAAP, we amortize this premium over the expected term of the asset based on our prepayment assumptions or its contractual terms, depending on the type of asset. If the asset is prepaid in whole or in part at a faster than expected rate or contractual term (as applicable), however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

We also purchase RMBS assets or residential mortgage loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the asset. In accordance with GAAP, we accrete this discount over the expected term of the asset based on our prepayment assumptions or its contractual terms. If the asset is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the asset and result in a lower than expected yield on assets purchased at a discount to par.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers default on their residential mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate mortgages and ARMs and increasing defaults on residential mortgage loans, which could lead to an acceleration of the payment of the related principal. While we will seek to manage prepayment risk, in selecting RMBS investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

Changing market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our portfolio.

Our success will depend on our ability to analyze the relationship of changing interest rates and prepayments of the mortgages that underlie our target assets. Changes in interest rates and prepayments will affect the market price of the target assets that we purchase and any target assets that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio. In conducting our analysis, we depend on industry- accepted assumptions with respect to the relationship between interest rates and prepayments under normal market conditions. If the dislocation in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to assess the market value of our portfolio would be significantly affected and could adversely affect our financial position and results of operations.

We are highly dependent on communications and information systems and systems failures could significantly disrupt our operations, which may, in turn, negatively affect the market price of our equity securities and our ability to make distributions.

Our business is highly dependent on the communications and information systems of our Manager that allow it to monitor, value, buy, sell, finance and hedge our investments. Any failure or interruption of our Manager’s systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our equity securities and our ability to make distributions.

Rapid changes in the values of our residential mortgage loans and other real estate-related assets may make it more difficult for us to maintain our qualification as a REIT or exclusion from registration under the Investment Company Act.

If the market value or income potential of our residential mortgage loans and other real estate-related assets declines as a result (i) of increased interest rates, prepayment rates or other factors; or (ii) we determine based on subsequently available guidance from the SEC or SEC staff that our treatment as qualified interests in real estate of certain subordinated certificates we acquire (a) in the secondary market issued by K-Series trusts, or (b) from securitization trusts into which we sell residential mortgage loans, is no longer correct; we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of our investments. We may have to make investment decisions that we otherwise would not make absent our REIT and Investment Company Act considerations.

Any downgrades, or perceived potential of downgrades, of the credit ratings of the U.S. Government, GSEs or certain European countries may adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

On August 5, 2011, Standard & Poor’s downgraded the U.S. Government’s credit rating for the first time in history, and on October 15, 2013, Fitch Ratings placed the ratings of all outstanding U.S. sovereign debt securities on Rating Watch Negative. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, downgrades to the U.S. Government’s credit rating could impact the credit risk associated with our target assets and, therefore, decrease the value of the target assets in our portfolio. In addition, downgrades of the credit ratings of the U.S. Government, GSEs and certain European countries could create broader financial turmoil and uncertainty, which could weigh heavily on the global banking system. Therefore, any downgrades of the credit ratings of the U.S. Government, GSEs or certain European countries may adversely affect the value of our target assets and our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Risks Related to Financing and Hedging

Our strategy involves significant leverage, which may amplify losses; while we currently expect to incur approximately one to three times leverage on our New Issue Non-Agency RMBS, approximately one to four times leverage on our Multi-Family MBS, approximately one to two times leverage on our Legacy Non-Agency RMBS and approximately six to nine times leverage on our Agency RMBS there is no specific limit on the amount of leverage that we may use.

We leverage our portfolio investments in our target assets principally through borrowings under repurchase agreements. Our leverage (on both a GAAP and non-GAAP basis) currently ranges, and we expect that it will continue to range, between three and six times the amount of our stockholders’ equity. Additionally, we currently borrow, and expect that we will continue to borrow, between one to three times when acquiring New Issue Non-Agency RMBS, between one to four times when acquiring Multi-Family MBS, between one and two times when acquiring Legacy Non-Agency RMBS and between six to nine times the amount of our stockholders’ equity in acquiring Agency RMBS. The leverage our Manager is comfortable applying to each asset class at any point in time is a function of the yield profile across housing environments and also a function of price or market values in environments of excessive volatility, which cannot be ruled out. We will incur this leverage by borrowing against a substantial portion of the market value of our assets. Our leverage, which is fundamental to our investment strategy, creates significant risks.

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

We may continue to incur significant additional debt in the future, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

Subject to market conditions and availability, we may continue to incur significant additional debt in the future. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets. Our board of directors may establish and change our leverage policy at any time without stockholder approval. Incurring debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

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

We may be subject to margin calls under our master repurchase agreements, including our warehouse facilities, which could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

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

We enter into transactions to mitigate interest rate risks associated with our business with counterparties that have a high-quality credit rating or in the assessment of our management team represent an acceptable counterparty risk. If counterparties cannot perform under the terms of our futures contracts, for example, we would not receive payments due under those contracts, and may lose any unrealized gain associated with such contracts, and the mitigated liability would cease to be mitigated by such contracts. We may also be at risk for any collateral we have pledged to secure our obligations under a futures contract if the counterparty became insolvent or filed for bankruptcy. Similarly, if an interest rate cap agreement counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would offset our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement. Our derivative instrument agreements require our counterparties to post collateral in certain events, generally related to their credit condition, to provide us some protection against their potential failure to perform. We, in turn, are subject to similar requirements. In addition, we enter into repurchase agreements to finance our target assets with certain counterparties. A failure or insolvency of any of these counterparties under such agreements could result in a loss of our collateral pledged to the counterparty or a loss of the securities that have not yet been repurchased from such counterparty, which, in either case, could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Failure to procure adequate repurchase agreement financing, including warehouse facilities which generally have short terms, or to renew or replace such financing as it matures, would adversely affect our results of operations.

We use repurchase agreement including warehouse financing as a strategy to increase the return on our investment portfolio. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make repurchase agreement financing available to us at acceptable rates;

•	certain of our lenders exit the repurchase market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.

We cannot assure you that any, or sufficient, repurchase agreement financing will continue to be available to us on terms that are acceptable to us. In recent years, investors and financial institutions that lend in the securities repurchase market and the warehouse market have tightened lending standards in response to the difficulties and changed economic conditions that have adversely affected the RMBS and mortgage market. These market disruptions have been pronounced in the Non-Agency RMBS market and loan market, and the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms, or at all, or maintain our compliance with terms of any financing arrangements then in place. Additionally, the lenders from which we may seek to obtain repurchase agreement financing may have owned or financed RMBS that have declined in value and caused the lender to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our equity securities and our ability to make distributions, and you may lose part or all of your investment.

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

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, as they are expected to under the Basel III standards adopted by the Basel Committee on Banking Supervision, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

Our repurchase agreement financing may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We use repurchase agreements, including warehouse facilities, to finance acquisitions of RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments. If the market value of the asset pledged or sold by us to a financing institution pursuant to a repurchase agreement declines, we may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

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

Lenders generally require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders typically impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations and employ leverage beyond certain amounts.

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

An increase in our borrowing costs relative to the interest that we receive on investments in RMBS, Multi-Family MBS residential mortgage loans, MSRs and other mortgage related investments may adversely affect our profitability and cash available for distribution to our stockholders.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments are traded may require us to post additional collateral against our hedging instruments. For example, in response to the U.S. approaching its debt ceiling without resolution and the federal government shutdown in October 2013, the Chicago Mercantile Exchange announced that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back shortly thereafter upon the news that Congress passed legislation to temporarily suspend the national debt ceiling, reopened the federal government, and provided a time period for broader negotiations concerning federal budgetary issues. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could adversely affect our liquidity position, business, financial condition and results of operations.

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

Subject to maintaining our qualification as a REIT, there are no current limitations on the hedging transactions that we may undertake. However, our Manager’s reliance on the CFTC’s December 7, 2012 no action letter relieving CPOs of mortgage REITs from the obligation to register with the CFTC as CPOs depends on the satisfaction of several conditions, including that we comply with additional limitations on our hedging activity. The letter limits the initial margin and premiums required to establish our Manager’s commodity interest positions to no more than 5% of the fair market value of our total assets and limits the net income derived annually from our commodity interest positions that are not qualifying hedging transactions to less than 5% of our gross income.

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

Hedging instruments involve various kinds of risk because they are not always traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities. The CFTC is still in the process of proposing rules under the Dodd-Frank Act that may make our hedging more difficult or increase our costs. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although we generally seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders, and such transactions may fail to protect us from the losses that they were designed to offset.

Subject to maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we employ techniques that limit the adverse effects of rising interest rates on a portion of our short-term repurchase agreements and on a portion of the value of our assets. In general, our interest rate risk mitigation strategy depend on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our portfolio or the market. Our interest rate risk mitigation activity vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual interest rate risk mitigation decisions are determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated strategy. These techniques may include purchasing or selling futures contracts, entering into interest rate swap, interest rate cap or interest rate floor agreements, swaptions, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements.

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

Changes in regulations relating to swaps activities may cause us to limit our swaps activity or subject us to additional disclosure, recordkeeping, and other regulatory requirements.

The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. New regulations have been promulgated by U.S. and foreign regulators to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We have determined that the securitization trusts that have issued certain of our Multi-Family MBS and Non-Agency RMBS are variable interest entities, or VIEs, of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within these securitization trusts. As a result, we are required to consolidate the underlying multi-family and residential mortgage loans or securities, as applicable, related debt, interest income and interest expense of the securitization trusts in our financial statements, although our actual investment in these securitization trusts generally represents a small percentage of the total assets of the trusts. We historically accounted for the Multi-Family MBS and Non-Agency RMBS in our investment portfolio through other comprehensive income, pursuant to which unrealized gains and losses on those MBS were reflected as an adjustment to stockholders’ equity. The fair value option, however, requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary be reflected through our consolidated earnings. As we continue to acquire subordinate Non-Agency RMBS and additional Multi-Family MBS assets in the future that are similar in structure and form to the those already acquired, we may be required to consolidate the assets and liabilities of the issuing or securitization trusts and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Securitizations would expose us to additional risks.

In our securitizations, we sell a pool of mortgage loan assets to a special purpose vehicle, the issuing entity, and the issuing entity issues one or more classes of non-recourse notes or pass through certificates pursuant to the terms of an indenture or a pooling and servicing agreement. The notes or certificates are secured by the pool of mortgage loan assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of notes or certificates and a 100% interest in the equity of the issuing entity.

We bear the risk that we may not be able to obtain new short-term facilities or may not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we retain and expect to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Additionally, the securitization of our target assets might magnify our exposure to losses on those target assets because any equity interest we retain in the issuing entity would be subordinate to the more senior notes or certificates issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes or the certificates experience any losses. An inability to securitize our portfolio may adversely affect our performance and our ability to grow our business.

Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

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

Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews and updates our investment guidelines and also reviews our investment portfolio but does not review or approve specific investments. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would adversely affect our business operations and results. In addition, our Manager may invest in any investment on our behalf without restriction as to the dollar amount of such investment and without prior approval of our board of directors. Our Manager is generally permitted to invest our assets in its discretion, provided that such investments comply with our investment guidelines. Our Manager’s failure to generate attractive risk-adjusted returns on an investment which represents a significant dollar amount would adversely affect us. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

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

We pay our Manager a management fee that is not tied to our performance. The management fee may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us. This could hurt both our ability to make distributions to our stockholders and the market price of our equity securities. Furthermore, the compensation payable to our Manager will increase as a result of future issuances of our equity securities, including issuances upon exercise of the warrants, even if the issuances are dilutive to existing stockholders.

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. All of our officers are officers of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, there can be no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and professionals. The initial term of our management agreement with our Manager only extends until May 16, 2014, with automatic one-year renewals thereafter. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

Our Manager is only contractually committed to serve us until May 16, 2015 and is automatically renewable for one-year terms; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Our Manager’s liability is limited under the management agreement and we have agreed to indemnify our Manager and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us, although our officers who are also employees of our Manager will have a fiduciary duty to us under the Maryland General Corporation Law, or the MGCL, as our officers. Under the terms of the management agreement, our Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, our directors, our stockholders or any partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

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

Our Manager is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

Our Manager is an investment adviser registered with the SEC and is subject to regulation by various regulatory authorities that are charged with protecting the interests of its clients, including us. Our Manager could be subject to civil liability, criminal liability or sanction, including revocation (after it has registered) or denial of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of laws or regulations applicable to it. Any such liability or sanction could adversely affect its ability to manage our business.

Risks Related to Our Securities

The market price and trading volume of our securities may vary substantially.

Our common stock is listed on the NYSE under the symbol “OAKS.” Our Series A Preferred Stock is listed on the NYSE under the symbol “OAKS PrA.” Stock markets, including the NYSE, have experienced significant price and volume fluctuations over the past several years. As a result, the market price of our securities has been and is likely to continue to be similarly volatile, and investors in our securities have experienced since the initial offering of our securities and may continue to experience a decrease in the value of their securities. Accordingly, no assurance can be given as to the ability of our stockholders to sell their securities or the price that our stockholders may obtain for their securities.

Some of the factors that negatively affect the market price of our securities include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s key personnel;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	trading prices of common and preferred equity securities issued by REITs and other similar companies;

•	in the case of our Series A Preferred Stock, prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock, and the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments;

•	general economic and financial conditions;

•	government action or regulation; and

•	our issuance of additional preferred equity or debt securities.

Market factors unrelated to our performance could negatively impact the market price of our securities, and broad market fluctuations could also negatively impact the market price of our securities.

Market factors unrelated to our performance could negatively impact the market price of our securities. One of the factors that investors may consider in deciding whether to buy or sell our securities is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher distributions or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our securities. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our securities. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our securities.

The performance of our securities may be affected by the performance of our investments, which may be speculative and aggressive compared to other types of investments.

The investments we make in accordance with our investment objectives may result in a greater amount of risk as compared to alternative investment options, including relatively higher risk of volatility or loss of principal. Our investments may be speculative and aggressive, and therefore an investment in our securities may not be suitable for someone with lower risk tolerance.

One of the factors that investors may consider in deciding whether to buy or sell shares of our securities is our distribution rate as a percentage of the trading price of our securities relative to market interest rates and distribution rates of our competitors. If the market price of our securities is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to affect adversely the market price of our securities. For instance, if market rates rise without an increase in our distribution rate, the market price of our securities could decrease as potential investors may require a higher distribution yield on our securities or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and make distributions to our stockholders.

We have not established a minimum distribution payment level on our common stock and we cannot assure you of our ability to make distributions in the future.

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend to holders of our common stock prior to September 15th of the following year, to achieve this result. On December 16, 2014, we announced that our board of directors declared monthly cash dividend rates for the first quarter of 2015 of $0.125 per share of common stock for the months of January, February and March.

Even though our board of directors has declared these dividends, we have not established a minimum distribution payment level on our common stock and our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There can be no assurance of our ability to make distributions to our common stockholders in the future. In addition, some of our distributions to our common stockholders may continue to include a return of capital.

We may not be able to pay dividends or other distributions on the Series A Preferred Stock.

Under Maryland law, no distributions on capital stock may be made if, after giving effect to the distribution, (1) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or, (2) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to the Series A Preferred Stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. There can be no guarantee that we will have sufficient cash to pay dividends on the Series A Preferred Stock. In addition, payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our securities, to pay our indebtedness or to fund our other liquidity needs.

Future offerings of debt or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.

If we decide to issue additional equity securities or to issue debt in the future that rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. Furthermore, the compensation payable to our Manager will increase as a result of future issuances of our equity securities even if the issuances are dilutive to existing stockholders.

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

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and at least 80% of our assets in qualifying real estate interests plus “real estate-related assets.” In satisfying this 55% requirement, based on SEC staff guidance, we may treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. Neither the SEC nor its staff has issued guidance with respect to whole pool Non-Agency RMBS. Accordingly, based on our own judgment and analysis of the SEC staff’s guidance with respect to whole pool Agency RMBS, we may also treat Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. We currently treat partial pool Agency and Non-Agency RMBS as real estate-related assets. We treat any interest rate swaps or other derivative hedging transactions we enter into as miscellaneous assets that will not exceed 20% of our total assets. We rely on guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

When we acquire (i) 100% of the expected loss exposure and all of the directing certificate holder’s rights in a K-Series trust; or (ii) 100% of the subordinated certificates issued by a securitization trust into which we sell loans, which certificates have the sole ability, inter alia, to foreclose against defaulting loans and have all of the interests in the trust’s expected loss disclosure; we treat the full amount of loans in the trust as qualifying real estate. When we acquire less than 100% of the subordinated certificates in a K-Series trust (and accordingly have less than 100% of the trust’s expected loss exposure), we treat the full amount of loans in such trust as real estate related assets. We currently intend to continue to acquire all of the subordinated certificates issued by any securitization trust into which we sell loans. The foregoing treatments are based on SEC staff pronouncements, and not on specific and particular guidance from the SEC staff. Accordingly, there can be no assurance that such treatments, particularly as to the treatment all of the loans in a trust described by “(i)” or “(ii)” above as qualified real estate interests, will continue to be appropriate. Additionally, we use our net investment value in any K-Series trust (rather than the amount of loans in such trust) that is not described by “(i)” above when calculating whether we continue to meet the requirements of the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. If we were required to use the aggregate face amount of loans in any such K-Series trust in making such calculation, it is likely that the exclusion would no longer be available to us given the large amount of those loans vis a vis our current and expected holdings of other qualifying real estate interests. If the SEC or its staff determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exclusions or changes its interpretation of the above exclusions, we could be required to substantially restructure our activities including selling material amounts of our assets.

Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

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

On August 31, 2011, the SEC issued a concept release requesting comments to a number of matters relating to the Section 3(c)(5)(C) exclusion from the Investment Company Act, including the nature of assets that qualify for purposes of the exclusion and whether mortgage-related REIT’s should be regulated as investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance and interpretations from the SEC or its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. As a result of this release, the SEC or its staff may issue new interpretations of the Section 3(c)(5)(C) exclusion causing us to change the way we conduct our businesses, including changes that may adversely affect our ability to achieve our investment objective. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our businesses will be adversely affected if we fail to qualify for an exemption or exclusion from regulation under the Investment Company Act.

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

In order for us to maintain our REIT qualification for each taxable year after 2012, during the last half of any taxable year no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT and subject to certain exceptions, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our equity securities. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our equity securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has granted XL Investments an exemption from the 9.8% ownership limitation. As of March 2, 2015, XL Investments, together with XL Global, Inc., owned 21.99% of our common stock (or 35.66% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)).

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our common stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

o	change our name;

o	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

o	increase or decrease the aggregate number of shares of stock that we have the authority to issue; and

o	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue;

•	our liquidation and dissolution; and

•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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

We have made, and in the future may make, distributions of offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our operations

We have made, and in the future may make, distributions of offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our operations. Such distributions reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results. In addition, funding our distributions from our net proceeds may constitute a return of capital to our investors, which would have the effect of reducing each stockholder’s basis in its shares of equity securities.

Because of its significant ownership of our common stock, XL Investments will have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

XL Investments holds a significant interest in our outstanding common stock. As of March 2, 2015, XL Investments, together with XL Global, Inc., owned 21.99% of our common stock (or 35.66% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)). As a result, XL Investments potentially has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. We have agreed with XL Investments that, for so long as XL Investments and any other of the XL group of companies collectively beneficially owns at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board meetings, but such observer will have no right to vote at any board meeting. Furthermore, as of March 2, 2015, XL Global, an affiliate of XL Investments, owns an additional 8,175 shares of our common stock and has a 34.6% equity interest in our Manager and representatives of XL Global are members of the management committee of our Manager. The investment management professionals of our Manager are solely responsible for all decisions involving the acquisition, disposition, financing and hedging of our target assets. None of the XL group of companies nor any of their officers, directors or employees participate in these decisions.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make it more difficult for you to evaluate an investment in our company and may make our equity securities less attractive to investors.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to December 31, 2018, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation. We cannot predict if investors will find our equity securities less attractive because we have chosen to rely on these exemptions. If some investors find our equity securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our equity securities and the stock price of our equity securities may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards are required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. Our election is irrevocable pursuant to Section 107 of the JOBS Act.

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

Under this definition, we are an “emerging growth company” and could remain an emerging growth company until as late as December 31, 2018. The market value of our common stock held by non-affiliates was $122.8 million at December 31, 2014.

As a result, this Annual Report on Form 10-K includes less information about us than would otherwise be required if we were not an “emerging growth company,” which may make it more difficult for you to evaluate an investment in our company. We have elected to take advantage of some or all of the reduced regulatory and reporting requirements applicable to reports and proxy statements that we file with the SEC in the future, which will be available to us so long as we qualify as an “emerging growth company,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. So long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our equity securities may be adversely affected.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. These reporting and other obligations may place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, expand or outsource our internal audit function and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We are required to make critical accounting estimates and judgments, and our financial statements may be materially affected if our estimates or judgments prove to be inaccurate.

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to (1) determining the fair value of our investments, (2) assessing the adequacy of the allowance for loan losses or credit reserves and (3) appropriately consolidating VIEs for which we have determined we are the primary beneficiary. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and our ability to make distributions to our stockholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%, exclusive of a 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Thus, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity securities.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gain, in order for U.S. federal-income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

The Internal Revenue Code provides that a regular or a residual interest in a real estate mortgage investment conduit, or REMIC, is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the recently expanded Agency RMBS-backed HARP loan program , the IRS recently issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then the REIT may treat 80% of the interest in the REMIC as a real estate asset for the purpose of the REIT income and asset tests. Although the portion of the income from such a REMIC interest that does not qualify for purposes of the REIT 75% gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset and the income therefrom generally would not qualify for purposes of the 75% REIT gross income test, which could adversely affect our ability to satisfy the REIT income and asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to maintain our REIT qualification.

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

A REIT’s net income from “prohibited transactions” is subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that certain loans that we are treating as owning for U.S. federal income tax purposes and certain property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although we expect to avoid the prohibited transactions tax by contributing those assets to one of our TRSs and conducting the marketing and sale of those assets through that TRS, no assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to U.S. federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

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

The value of our assets represented by our TRS is required to be limited and a failure to comply with this and certain other rules governing transactions between a REIT and its TRSs would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Other than certain activities relating to lodging and healthcare facilities, a TRS generally may engage in any business and may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our current TRS, and any future TRSs, will pay U.S. federal, state and local income tax on their respective taxable incomes, if any. We anticipate that the aggregate value of the securities of our TRS will continue to be less than 25% of the value of our total assets (including our TRS securities). Furthermore, we intend to monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS-ownership limitations. In addition, we will review all our transactions with our TRS to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to continue to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

Your investment has various U.S. federal income tax risks.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “OAKS.” The following table sets forth, for the periods indicated during the calendar year 2013 and 2014, the high and low sale price of our common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$11.27	$10.43
Third Quarter	$11.50	$10.26
Second Quarter	$12.30	$11.13
First Quarter	$11.99	$10.34
Year Ended December 31, 2013
Fourth Quarter	$13.75	$9.25
Third Quarter	$13.55	$9.76
Second Quarter	$15.71	$11.11
First Quarter from March 22, 2013 through March 31, 2013(1)	$14.75	$14.35

(1)   Our common stock commenced trading on the NYSE on March 22, 2013.

Holders

At December 31, 2014, there were 14,718,750 shares of our common stock outstanding. As of March 2, 2015, there were eight registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held through brokerage firms.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. We have paid full cumulative dividends on our preferred stock on a monthly basis since it was first issued in December 2013.

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to declare on a quarterly basis and pay monthly dividends, and intend to distribute to our stockholders as dividends at least 90% of our REIT taxable income. We have not established a minimum distribution level for our common stock. See Item 1A, “Risk Factors,” and Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2015 and thereafter.

The following table presents cash dividends declared on our common stock from March 22, 2013 through December 31, 2014:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
April 12, 2013	$0.13	April 22, 2013	April 29, 2013
April 12, 2013	$0.16	May 15, 2013	May 30, 2013
April 12, 2013	$0.16	June 14, 2013	June 27, 2013
June 17, 2013	$0.16	July 15, 2013	July 30, 2013
June 17, 2013	$0.16	August 15, 2013	August 29, 2013
June 17, 2013	$0.16	September 16, 2013	September 27, 2013
September 25, 2013	$0.125	October 15, 2013	October 30, 2013
September 25, 2013	$0.125	November 15, 2013	November 27, 2013
September 25, 2013	$0.125	December 16, 2013	December 30, 2013
December 30, 2013	$0.125	January 15, 2014	January 30, 2014
December 30, 2013	$0.125	February 14, 2014	February 27, 2014
December 30, 2013	$0.125	March 17, 2014	March 28, 2014
March 25, 2014	$0.125	April 15, 2014	April 29, 2014
March 25, 2014	$0.125	May 15, 2014	May 29, 2014
March 25, 2014	$0.125	June 16, 2014	June 27, 2014
June 17, 2014	$0.125	July 15, 2014	July 30, 2014
June 17, 2014	$0.125	August 15, 2014	August 28, 2014
June 17, 2014	$0.125	September 15, 2014	September 29, 2014
September 15, 2014	$0.125	October 15, 2014	October 30, 2014
September 15, 2014	$0.125	November 14, 2014	November 26, 2014
September 15, 2014	$0.125	December 15, 2014	December 30, 2014
December 16, 2014	$0.125	January 15, 2015	January 29, 2015
December 16, 2014	$0.125	February 17, 2015	February 26, 2015
December 16, 2014	$0.125	March 16, 2015	March 30, 2015

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

The following information is with respect to our Manager Equity Plan as of December 31, 2014.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	the first column)

Equity compensation plans approved by security holders	—	—	497,782
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	497,782

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of December 31, 2014, we did not have in place a share repurchase program and accordingly we did not repurchase any of our shares during the year ended December 31, 2014.

Performance Graph

The following line graph sets forth, for the period from March 22, 2013 through December 31, 2014, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the Standard and Poor's 500 Stock Index, or the S&P 500, and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the NAREIT Mortgage REIT Index.

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

Balance Sheet Data
	December 31, 2014		December 31, 2013
Available-for-sale securities, at fair value (includes pledged securities of $366,103,204 and $444,984,955 for December 31, 2014 and December 31, 2013, respectively	$368,315,738		$444,984,955
Mortgage loans held-for-sale, at fair value	54,678,382		-
Multi-family mortgage loans held in securitization trusts, at fair value	1,750,294,430		-
Residential mortgage loans held in securitization trusts, at fair value	631,446,984		-
Linked Transactions, net, at fair value	60,818,111		33,352,562
Cash and cash equivalents	32,274,285		33,062,931
Other assets	24,381,627	(1)	16,800,957	(1)

Total assets	$2,922,209,557		$528,201,405

Repurchase agreements
Available-for-sale securities	544,614,000		412,172,000
Mortgage loans held-for-sale	50,263,852		-
Multi-family securitized debt obligations	1,670,573,456		-
Residential securitized debt obligations	432,035,976		-
Other liabilities	11,924,143		2,104,043
Total stockholders' equity (deficit)	212,798,130		113,925,362

Total liabilities and stockholders' equity (deficit)	2,922,209,557		$528,201,405

(1) Includes $11,400,645 and $13,343,173 in restricted cash for December 31, 2014 and December 31, 2013, respectively; restricted cash represents our cash held by counterparties as collateral against our securities, derivatives and/or repurchase agreements.

Statement of Operation Data
$ in thousands, except per share data	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
Interest income	$45,813	$16,424
Interest expense	(27,841)	(2,244)

Net interest income	17,972	14,180
Other income (loss)	(3,123)	(6,052)
Total expenses	11,535	4,902
Net income (loss)	3,314	3,226
Net income (loss) attributable to common stockholders
(basic and diluted)	426	3,182
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
(basic and diluted)	426	3,182
Dividends declared on common stock	(18,230)	(10,083)
Weighted average number of shares of common stock outstanding:	12,358,587	6,132,702
Basic and diluted income (loss) per share	0.03	0.52

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our current expectations, estimates, forecasts and projections.

Overview

We are a Maryland corporation focused on investing in, financing and managing a leveraged portfolio of mortgage-backed securities, or MBS, including non-Agency and Agency residential mortgage-backed securities, or RMBS, Multi-Family MBS, residential mortgage loans, mortgage servicing rights and other mortgage-related investments, which we collectively refer to as our target assets. Since the time of our IPO in March 2013, and the investment of substantially all IPO proceeds into Agency RMBS, we have progressively transitioned away from Agency RMBS and increased our portfolio concentration in credit investments.

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. To achieve this objective, we currently, or expect to, invest in the following assets:

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity;

•	Residential mortgage loans and other mortgage-related investments, including securitizations backed by multi-family mortgage loans, or Multi-Family MBS, mortgage servicing rights, or MSRs, excess servicing rights; and

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities.

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

2014 Highlights and Subsequent Event

•	We delivered a positive economic return on common equity of 3.5% for 2014, a year in which we raised additional common and preferred equity of $98.4 million, thereby increasing our total capital base by 86.8%. Our positive economic return of $1.50 per common share more than offset a $1.03 decrease in net book value per common share.

•	With the critical benefit of the additional capital raised, we have established, invested in and expanded our residential whole loan platform, via Five Oaks Acquisition Corp., or FOAC, our taxable REIT subsidiary. FOAC purchased its first loans in May 2014, has approved 24 prime jumbo flow origination sellers, and has approved and purchased loans directly from 20 bulk and mini-bulk loan originators. At year-end 2014, we had $375 million in warehouse financing lines for the whole loan aggregation business.

•	Consistent with our announced strategy, in the fourth quarter we also participated in our first two prime jumbo securitizations. In October, 2014 we participated in J.P. Morgan Mortgage Trust 2014-OAK4, and in December 2014, CSMC 2014-OAK1. FOAC sold $379 million in warehoused loans into the two securitizations and we purchased all of the subordinated Class B certificates in each transaction, together with interest-only securities and while retaining all the mortgage servicing rights on the loans FOAC contributed. We have consolidated all of the assets and liabilities of the trusts as of December 31, 2014.

•	We increased further our Multi-Family MBS investments by acquiring two equity tranches totaling $78.6 million issued or backed by the Freddie Mac K-Series. We have consolidated all of the assets and liabilities of the trusts as of December 31, 2014.

•	With our continued transition to credit in both Multi-Family MBS and in the prime jumbo residential loan space, the proportion of our assets concentrated in fixed-rate Agency RMBS has declined from 39.2% as of December 31, 2013 to 10.1% as of the close of 2014.

•	On February 24, 2015, our wholly owned subsidiary, Five Oaks Insurance LLC, became a member of the FHLB.

•	With the establishment of FOAC and the anticipated launch of our proprietary shelf program for securitization of prime jumbo loans during the second quarter of 2015, we believe that we are moving beyond the capital intensive start-up phase of our loan aggregation and securitization platform and are entering into a more efficient operating phase of the strategy.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. After acquiring its first residential mortgage loans in May 2014, it has completed two third-party securitizations into which FOAC sold $379 million of loans, one in October and one in December 2014. FOAC had $375 million of warehouse financing available to it as of December 31, 2014. FOAC has obtained authorizations from all but one of the 32 states that currently impose restrictions on buying, selling or owning residential mortgage loans, or owning the servicing rights with respect to residential mortgage loans. FOAC is currently actively working to set up its own proprietary program for mortgage securitizations in collaboration with a major investment bank. While no assurance can be given, we expect that FOAC will be able to utilize this program for securitizations going forward and reduce its securitization expenses as a result.

FOAC does not originate loans and does not participate in the credit or underwriting decisions prior to loan origination, but acquires them, and the MSRs with respect to such loans, after origination for subsequent sale or securitization. FOAC aggregates mortgage loans primarily for sale into securitization transactions, with the expectation that we will purchase the subordinated tranches issued by the related securitization trusts, and that these will represent high quality credit investments for our portfolio. Residential mortgage loans for which FOAC owns the MSRs are directly serviced by one or more licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

To the extent that we purchase the subordinated tranches of a specific trust, and determine that we are the primary beneficiary of that trust, we consolidate all of the assets, liabilities, income and expenses of the trust in our consolidated financial statements. As a result, for GAAP purposes, our financial statements reflect this “gross-up” effect. However, the assets of each trust are restricted and can only be used to fulfill the obligations of the respective trust. Accordingly, these obligations do not have any recourse to us as the consolidator of the trust. We are only exposed to the risk of loss on our net investment in the respective trust, and the income generated thereon. As of December 31, 2014, we had consolidated residential mortgage loan assets with a fair value of $633.5 million, and a net investment amount in residential mortgage loan trusts of $128.9 million. For additional information as to how our residential mortgage loan business is reflected in our consolidated financial statements, see Notes 2, 5, 7 and 12 thereof.

As FOAC continues to make progress on its strategic initiatives, we expect FOAC to generate taxable income from its residential mortgage loans business. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC.

Five Oaks Insurance

On April 30, 2014, we established FOI, as a wholly owned subsidiary organized under Michigan law, which was awarded a captive insurance license by the Michigan Insurance Commission on June 12, 2014. On February 24, 2015, FOI became a member of the FHLB. FOI is currently negotiating agreements for advances with FHLB and, although no assurance can be given, FOI anticipates deriving significant benefits from this historically stable source of funding. See “Item 1A. Risk Factors—Risks Related to Our Investment Strategies and Our Businesses.”

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

 As of December 31, 2014, we have determined that we were the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction.

We have elected the fair value option on the assets and liabilities held within each of the four trusts. We have also adopted early (see Note 2 to our Notes to our Consolidated Financial Statements at and for the period ended December 31, 2014) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at December 31, 2014 includes the gross assets and liabilities of the four trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts. .

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $208.8 million as of December 31, 2014 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of December 31, 2014, we had $2,922,209,557 of total assets on a GAAP basis, as compared to $528,201,405 as of December 31, 2013. A substantial portion of the increase is attributable to the consolidation of the four securitization trusts for the first time. A reconciliation of our net investment in the trusts with our financial statements as of December 31, 2014 follows:

Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,756,307,072
Multi-family securitized debt obligations(2)	$1,676,373,521
Net investment amount of Multi-Family MBS held by us	$79,933,551
Residential mortgage loans held in securitization trusts, at fair value(1)	$633,477,029
Residential securitized debt obligations(2)	$504,562,700	(3)
Net investment amount of residential mortgage loan trusts held by us	$128,914,329

___________________________

(1)	Includes related receivables.
(2)	Includes related payables.
(3)	Includes $70,864,063 of residential securitized debt obligations sold but not settled as of December 31, 2014.

Factors Impacting Our Operating Results

The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, will vary primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, on our MBS and mortgage loans. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our MBS, or whose loans we own directly. Our operating results will also be affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the residential real estate markets, including prepayment rates, credit and interest rate levels.

Market conditions.    Due to the significant repricing of real estate assets after the 2007-2008 financial crisis, the continuing uncertainty in the direction of the real estate markets, we believe an ongoing shortage of debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. Although housing prices in many markets have since recovered, there remain opportunities for us to capitalize on market dislocations and the increasing need for private capital in the U.S. mortgage market.

The Federal Reserve officially announced the final reduction in its Quantitative Easing, or QE, asset purchases at its October 2014 meeting; however, even with the end of QE, it appears the Federal Reserve will continue to reinvest in mortgage-backed security principal repayments for the foreseeable future. On January 28, 2015, the Fed reaffirmed its view that the current 0 to ¼ percent target range for the federal funds rate remained appropriate, but signaled that it would begin to remove policy accommodation by increasing this range based upon its ongoing assessment of economic and financial conditions. While the timing of the expected increase in short-term rates remains data dependent, it is widely expected to occur during 2015. Any resultant flattening in the yield curve could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders. We expect that market conditions will continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

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

Prepayment speeds.    Prepayment speeds, as reflected by the CPR, vary according to interest rates, the type of residential mortgage loan, conditions in financial markets and housing markets, availability of residential mortgages, borrowers' credit profiles, competition and other factors, none of which can be predicted with any certainty. CPR, expressed as a percentage over a pool of residential mortgages, is the rate at which principal is expected to prepay in the given year (usually the next one). For example, if a certain residential mortgage loan pool has a CPR of 9%, then 9% of the existing pool principal outstanding is expected to prepay over the next year. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their residential mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, however, prepayment speeds tend to increase. When house price appreciation is positive, prepayment rates may increase, and when house prices depreciate in value, prepayment rates may decline. For RMBS and loans purchased at a premium, as prepayment speeds increase, the amount of income we will earn on these investments will be less than expected because the purchase premium we will pay for the bonds amortizes faster than expected. Conversely, decreases in prepayment speeds result in income greater than expected and can extend the period over which we amortize the purchase premium. For RMBS and loans purchased at a discount, as prepayment speeds increase, the amount of income we will earn will be greater than expected because of the acceleration of the accretion of the discount into interest income. Conversely, decreases in prepayment speeds result in income less than expected and can extend the period over which we accrete the purchase discount into interest income. Generally, our Multi-Family MBS investments are not subject to prepayment risk, because scheduled repayments on the underlying multi-family mortgage loans are allocated to the most senior security in each transaction, and unscheduled repayments are held in the trust until the maturity date of the MBS securities. As a result, our Multi-Family MBS investments are generally scheduled to be repaid in full on a bullet maturity date.

Changes in market value of our assets.    Other than our residential mortgage loans, as discussed below, it is our business strategy to hold our target assets as long-term investments. As such, we expect that our investment securities will be carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. As a result, we do not expect that changes in the market value of these assets will normally impact our operating results. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "-Critical Accounting Policies" for further details. The primary exception to this accounting policy relates to residential mortgage loans, which we intend to sell, either into a securitization transaction, or into the secondary market. Accordingly, we have elected the fair value option for mortgage loan assets, and as such, changes in the market value of these assets will directly impact our earnings. In addition, to the extent that as a result of our purchase of subordinated securities issued by Multi-Family MBS and residential mortgage loan securitization trusts, we determine that we are the primary beneficiary of these trusts and accordingly consolidate their assets and liabilities, we have elected the fair value option in respect of these trusts. As such, changes in the market values of the consolidated trusts will also directly impact our earnings.

Credit risk.    We are subject to varying degrees of credit risk in connection with our Non-Agency RMBS, Multi-Family MBS investments and residential mortgage loans. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and either (i) purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS; or (ii) reviewing credit risk on a loan-by-loan basis and rejecting individual loans when deemed appropriate. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. GSE reform efforts appeared to lose momentum in the latter half of 2014, with the Johnson-Crapo Bill failing to secure enough support to be brought to a vote in the Senate. It remains unclear whether any proposal will become law or, should such proposal become law, how it would impact housing finance, and what impact, if any, it would have on mortgage REITs.

In August 2014, the Federal Housing Finance Agency issued a request for comment on a proposal to establish a “Single Security” for Agency RMBS, with the intention of leveraging the GSEs’ existing security structures and attempting to combine the best features of both Fannie Mae and Freddie Mac MBS to simplify and standardize structures, terms and disclosures for investors. When issuing the request for comment, the FHFA indicated that it viewed this initiative as a multi-year effort, and as such did not have a date by which the Single Security would be implemented.

For a discussion of additional risks relating to our business see Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

Investment Portfolio

As of December 31, 2013, our fixed rate Agency RMBS represented 47.6% of our portfolio on a GAAP basis, and 39.2% of our portfolio on a non-GAAP basis, as explained below. We had reduced the percentages of our fixed rate Agency RMBS to 20.0% on a GAAP basis, and 10.1% on a non-GAAP basis, as of December 31, 2014. As of December 31, 2013, we owned $445.0 million of RMBS on a GAAP basis, of which $382.3 million was in Agency RMBS and $62.7 million was in Non-Agency RMBS. On that date, we owned $539.6 million of RMBS on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transactions), of which $382.3 million was in Agency RMBS and $157.3 million was in Non-Agency RMBS. Of the $157.3 million, $94.6 million was in Non-Agency RMBS underlying Linked Transactions. As of December 31, 2014 on a GAAP basis, we had decreased our overall investments in MBS to $368.3 million, compared to $507.0 million as of September 30, 2014. Within this total, we had decreased our Agency RMBS from $445.8 million to $314.8 million, decreased our Non-Agency RMBS from $61.2 million to $53.5 million from quarter-end to quarter-end. As of December 31, 2014, we owned $783.9 million of MBS on a non-GAAP basis (including Non-Agency RMBS underlying Linked Transaction, Multi-Family MBS underlying Linked Transactions and our net investment in Multi-Family MBS and residential mortgage loan trusts), of which $314.8 million was in Agency RMBS, $303.4 million was in Non-Agency RMBS and $165.7 was in Multi-Family MBS. Of the $303.4 million, $124.4 million was in Non-Agency RMBS underlying Linked Transactions and $125.4 million represented our net investment in residential mortgage loan securitizations; and of the $165.7 million; $85.8 million was in Multi-Family MBS underlying Linked Transactions and $79.9 million represented our net investment in the Multi-Family MBS securitization trusts. As of December 31, 2014, on a GAAP and non-GAAP basis we had decreased our investment in residential mortgage loans from $227.0 million as of September 30, 2014 to $54.7 million primarily as a result of sales to securitization trusts.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of December 31, 2014 and December 31, 2013, respectively: (i) as reported in accordance with GAAP, which excludes the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in Multi-family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

December 31, 2014

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	226,078	3,570	229,648	2.32%	2.70%
Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	76,673	(15,209)	(12,698)	48,766	4,720	53,486	0.36%	7.48%
Multi-Family MBS	-	-	-	-	-	-	-	-
Multi-Family MBS PO	-	-	-	-	-	-	-	-
Total Multi-Family MBS	-	-	-	-	-	-	-	-
Non-Agency MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS, fair value option	-	-	-	-	-	-	-	-
Residential Mortgage Loans, fair value option	54,349	-	-	54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (GAAP)	$440,813	$(12,657)	$(12,698)	$415,458	$7,539	$422,997	2.42%	3.44%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	304,025	(35,108)	(36,627)	232,290	3,309	235,599	1.64%	5.78%
Multi-Family MBS	66,312	(9,235)	-	57,077	1,150	58,227	3.93%	7.40%
Multi-Family MBS PO	68,760	(18,248)	-	50,512	427	50,939	0.00%	6.47%
Total Multi-Family MBS	135,072	(27,483)	-	107,589	1,577	109,166	1.93%	6.96%
Non-Agency MBS IO, fair value option	881,946	-	-	14,702	(432)	14,270	0.35%	20.89%
Multi-Family MBS IO, fair value option	1,001,965	-	-	7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS, fair value option	1,081,711	-	-	55,516	1,062	56,578	0.17%	10.24%
Residential Mortgage Loans, fair value option	-	-	-	-	-	-	-	-
Total/Weighted Average (non-GAAP)	$2,402,754	$(62,591)	$(36,627)	$410,097	$5,516	$415,613	0.52%	7.24%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	226,078	3,570	229,648	2.32%	2.70%
Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	380,698	(50,317)	(49,325)	281,056	8,029	289,085	1.38%	6.08%
Multi-Family MBS	66,312	(9,235)	-	57,077	1,150	58,227	3.93%	7.40%
Multi-Family MBS PO	68,760	(18,248)	-	50,512	427	50,939	0.00%	6.47%
Total Multi-Family MBS	135,072	(27,483)	-	107,589	1,577	109,166	1.93%	6.96%
Non-Agency MBS IO, fair value option	881,946	-	-	14,702	(432)	14,270	0.35%	20.89%
Multi-Family MBS IO, fair value option	1,001,965	-	-	7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS, fair value option	1,081,711	-	-	55,516	1,062	56,578	0.17%	10.24%
Residential Mortgage Loans, fair value option	54,349	-	-	54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (non-GAAP)	$2,843,567	$(75,248)	$(49,325)	$825,555	$13,055	$838,610	0.81%	5.33%

 __________________________

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions.

December 31, 2013

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$3,060	$75	$-	$3,135	$(98)	$3,037	2.50%	1.99%
30 year fixed-rate	209,895	12,430	-	222,325	(13,649)	208,676	3.50%	2.68%
Hybrid RMBS	173,718	(1,450)	-	172,268	(1,680)	170,588	2.41%	2.75%
Total Agency RMBS	386,673	11,055	-	397,728	(15,427)	382,301	3.00%	2.70%
Non-Agency RMBS	95,390	(20,911)	(16,126)	58,353	4,332	62,685	0.39%	7.83%
Total/Weighted Average (GAAP)	$482,063	$(9,856)	$(16,126)	$456,081	$(11,095)	$444,986	2.49%	3.36%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	0.00%	0.00%
30 year fixed-rate	-	-	-	-	-	-	0.00%	0.00%
Hybrid RMBS	-	-	-	-	-	-	0.00%	0.00%
Total Agency RMBS	-	-	-	-	-	-	0.00%	0.00%
Non-Agency RMBS	148,865	(30,771)	(29,858)	88,236	6,386	94,622	0.41%	8.72%
Total/Weighted Average (non-GAAP)	$148,865	$(30,771)	$(29,858)	$88,236	$6,386	$94,622	0.41%	8.72%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$3,060	$75	$-	$3,135	$(98)	$3,037	2.50%	1.99%
30 year fixed-rate	209,895	12,430	-	222,325	(13,649)	208,676	3.50%	2.68%
Hybrid RMBS	173,718	(1,450)	-	172,268	(1,680)	170,588	2.41%	2.75%
Total Agency RMBS	386,673	11,055	-	397,728	(15,427)	382,301	3.00%	2.70%
Non-Agency RMBS	244,255	(51,682)	(45,984)	146,589	10,718	157,307	0.41%	8.36%
Total/Weighted Average (non-GAAP)	$630,928	$(40,627)	$(45,984)	$544,317	$(4,709)	$539,608	2.00%	4.23%

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions.

For financial statement reporting purposes, GAAP requires us to account for certain of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as Linked Transactions, and requires us to consolidate the assets and liabilities of four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis do not include Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, in managing and evaluating the composition and performance of our MBS portfolio, we do not view the purchase of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as transactions that are linked, and our maximum exposure to loss from consolidation of the four trusts is $208.8 million as of December 31, 2014. We therefore have also presented certain information that includes the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions, Multi-Family MBS underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014 Fair Value	December 31, 2013 Fair Value
Less than one year	$-	$-
Greater than one year and less than five years	62,946,125	9,485,536
Greater than or equal to five years	720,981,007	530,122,212
Total	$783,927,133	$539,607,748

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of December 31, 2014, we had entered into repurchase agreements totaling $544.6 million, on a GAAP basis, and $693.9 million, on a non-GAAP basis, of which $149.3 million are repurchase agreements underlying Linked Transactions. As addressed under “Liquidity and Capital Resources” below, we continue to expand the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2014 to December 31, 2014 and from the period January 1, 2013 to December 31, 2013, respectively, on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts):

Year ended December 31, 2014	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to December 31, 2014	$471,793,367	$544,614,000	$544,614,000

	Repurchase Agreements
Non-GAAP (Includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to December 31, 2014	$634,878,888	$693,907,000	$731,118,000

Year ended December 31, 2013	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2013 to December 31, 2013	$446,427,488	$412,172,000	$921,902,000

	Repurchase Agreements
Non-GAAP (Includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2013 to December 31, 2013	$475,622,375	$473,353,000	$936,319,000

As of December 31, 2014, we had entered into three warehouse facilities with an aggregate borrowing limit of $375 million structured as repurchase agreements to finance our residential mortgage loans. These agreements are secured by our prime jumbo mortgage loans and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of December 31, 2014, we had borrowings totaling $50.3 million on a GAAP and non-GAAP basis under these agreements. As addressed under “Investment Activities” above, we continue to expand the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2014 to December 31, 2014 on both a GAAP and non-GAAP basis, we did not have any borrowings for the period January 1, 2013 to December 31, 2013.

	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to December 31, 2014	$75,652,172	$50,263,852	$226,431,189

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

As of December 31, 2014, we had entered into eight interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $226 million of borrowings under our repurchase agreements. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates, and in addition, during the period we also employed U.S. Treasury futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following tables summarize our hedging activity as of December 31, 2014 and December 31, 2013, respectively:

December 31, 2014

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay	Receive Rate	Maturity Years
3 years or less	35,000,000	(124,591)	0.66%	0.19%	1.1
Greater than 3 years and less than 5 years	191,000,000	(1,630,516)	1.66%	0.24%	3.7
Total	226,000,000	(1,755,108)	1.51%	0. 24%	3.3

December 31, 2013

Current Maturity Date for Interest	Notional		Fixed		Receive	Maturity
Rate Swaps	Amount	Fair Value	Rate Pay		Rate	Years
3 years or less	35,000,000	(166,619)	0.66%		0.20%	2.1
Greater than 3 years and less than 5 years	151,000,000	(764,807)	1.66%		0.24%	4.6
Greater than 7 years and less than 10 years(1)	95,000,000	(300,242)	2.85	%(1)	0.00%	7.6
Greater than 10 years(1)	57,000,000	237,990	3.29	%(1)	0.00%	10.7
Total	338,000,000	(993,678)	1.47	%(1)	0. 24%*	6.2

(1)	Forward-starting swaps. Fixed rate pay and floating rate receive rates are excluded from the calculation of totals.

	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
2 years or less	84,000	21,550	0.3	25,000,000	3.00%	10.0

Stockholders’ Equity and Book Value Per Share

As of December 31, 2014, our stockholders’ equity was $212.8 million, comprised of $37.2 million of preferred equity and $175.6 million of common equity, and our book value per common share was $11.93 on a basic and fully diluted basis. Our stockholders’ equity decreased by $8.3 million over our stockholders’ equity as of September 30, 2014, while book value per common share declined by 4.6 % from the previous quarter-end amount of $12.50, primarily due to the costs associated with our participation in two residential mortgage loan securitization transactions.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, in particular our early adoption of ASU 2014-13, see “Notes to Consolidated Financial Statements” beginning on page F-8 of this Annual Report on Form 10-K.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2014 and December 31, 2013, respectively:

December 31, 2014

Non-GAAP Basis

	Agency MBS	Multi-Family MBS(1)(2)	Non-Agency RMBS(1)(2)	Residential Loans	Unrestricted Cash(3)	Total
Market Value	314,830,685	165,743,896	374,216,615	58,153,526	32,274,285	945,219,007
Repurchase Agreements(5)	(298,783,000)	(109,280,000)	(285,844,000)	(50,263,852)	-	(744,170,852)
Hedges	(1,626,011)	-	-	(135,183)	-	(1,761,193)
Other(4)	1,233,679	129,452	532,795	593,971	(379,372)	2,110,525
Restricted Cash	7,176,205	229,347	3,638,762	356,330	-	11,400,643
Equity Allocated	22,831,558	56,822,694	92,544,172	8,704,792	31,894,913	212,798,130
% Equity	10.7%	26.7%	43.5%	4.1%	15.0%	100.0%

December 31, 2013

Non-GAAP Basis
	Agency MBS	Multi-Family MBS(1)(2)	Non-Agency RMBS(1)(2)	Residential Loans	Unrestricted Cash(3)	Total
Market Value	382,300,620	-	157,307,128	-	33,062,931	572,670,679
Repurchase Agreements(5)	(370,901,000)	-	(102,452,000)	-	-	(473,353,000)
Hedges	1,340,029	-	-	-	-	1,340,029
Other(4)	951,384	-	(179,498)	-	(847,389)	(75,503)
Restricted Cash	12,082,750	-	1,260,407	-	-	13,343,157
Equity Allocated	25,773,783	-	55,936,037	-	32,215,542	113,925,362
% Equity	22.6%	0.0%	49.1%	0.0%	28.3%	100.0%

__________________________

(1)	Information with respect to Multi-Family and Non-Agency RMBS is inclusive of underlying Linked Transactions.
(2)	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01, JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts.
(3)	Includes cash and cash equivalents.
(4)	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.
(5)	Information with respect to Repurchase Agreements is inclusive of underlying Linked Transactions.

Results of Operations

The table below presents certain information from our Statement of Operations for the three and twelve months ended December 31, 2014 and 2013, and for the period from May 16, 2012 (commencement of operations) to December 31, 2012:

					Period from May 16, 2012
	Three Months Ended		Year Ended		(commencement of
	December 31,		December 31,		operations) to
	2014	2013	2014	2013	December 31, 2012
Revenues:
Interest income:
Available-for-sale securities	$3,656,100	$3,935,387	$16,560,338	$16,411,730	$1,599,116
Mortgage loans held-for-sale	2,316,679	-	3,634,264	-	-
Multi-family loans held in securitization trusts	18,724,784	-	21,158,102	-	-
Residential loans held in securitization trusts	4,438,634	-	4,438,634	-	-
Cash and cash equivalents	2,879	1,915	21,274	11,843
Interest expense:
Repurchase agreements - available-for-sale securities	(864,007)	(570,070)	(2,661,329)	(2,243,565)	(182,608)
Repurchase agreements - mortgage loans held-for-sale	(1,476,956)	-	(2,203,961)	-	-
Multi-family securitized debt obligations	(17,161,054)	-	(19,400,851)	-	-
Residential securitized debt obligations	(3,575,168)	-	(3,575,168)	-	-

Net interest income	6,061,891	3,367,232	17,971,303	14,180,008	1,416,508

Other income:
Realized gain (loss) on sale of investments, net	5,704,663	(222,321)	3,271,592	(31,581,087)	(98,382)
Unrealized gain (loss) and net interest income from Linked Transactions	(4,853,074)	5,726,404	10,605,848	5,838,309	4,822,727
Realized gain (loss) on derivative contracts, net	(7,442,776)	(654,048)	(18,214,460)	18,812,854	(75,551)
Unrealized gain (loss) on derivative contracts, net	(1,840,122)	4,052,176	(2,931,249)	878,100	(298,359)
Realized loss on mortgage loans held-for-sale	(703,839)	-	(776,971)	-	-
Unrealized gain on mortgage loans held-for-sale	(237,609)	-	329,728	-	-
Unrealized gain/(loss) on multi-family loans held in securitization trusts	1,188,157	-	1,473,485	-	-
Unrealized gain/(loss) on residentail loans held in securitization trusts	3,059,647	-	3,059,647	-	-
Other income	59,590	-	59,590	-	-

Total other income (loss)	(5,065,363)	8,902,211	(3,122,790)	(6,051,824)	4,350,435

Expenses:
Management fee	747,026	345,911	2,627,592	1,287,077	244,882
General and administrative expenses	1,539,786	462,679	2,901,076	992,115	113,606
Operating expenses reimbursable to Manager	864,270	561,124	3,247,683	2,103,223	563,806
Other operating expenses	1,560,413	85,495	2,504,741	288,416	25,343
Compensation expense	67,745	71,730	253,635	230,923	-

Total expenses	4,779,240	1,526,939	11,534,727	4,901,754	947,637

Net income (loss) before provision from income taxes	$(3,782,712)	$10,742,504	$3,313,786	$3,226,430	$4,819,306
(Provision for) benefit from income taxes	$179,136	$-	$-	$-	$-
Net income (loss)	(3,603,576)	10,742,504	3,313,786	3,226,430	4,819,306
Dividends to preferred stockholders	(890,292)	(42,501)	(2,887,296)	(44,827)	-
Net income (loss) attributable to common stockholders	$(4,493,868)	$10,700,003	$426,490	$3,181,603	$4,819,306

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$(4,493,868)	$10,700,003	$426,490	$3,181,603	$4,819,306
Weighted average number of shares of common stock outstanding	14,718,750	7,389,250	12,358,587	6,132,702	1,656,250
Basic and diluted income per share	$(0.31)	$1.45	$0.03	$0.52	$2.91
Dividends declared per share of common stock	$0.38	$0.38	$1.47	$1.64	$0.70

Comparison of the Year and Three-Months Ended December 31, 2014 to the Year and Three-Months Ended December 31, 2013

We did not complete our IPO and concurrent private placement until March 27, 2013, which materially affects the comparability of information between the year ended December 31, 2014 and the year ended December 31, 2013.

Net Income Summary

For the year ended December 31, 2014, our net income attributable to common stockholders was $426,490 or $0.03, basic and diluted net income per average share, compared with a net gain of $3,181,603 or 0.52 basic and diluted net income per share, for the year ended December 31, 2013.  The main driver of the lower net income for the current year period, as further described below, was an increase in net interest income to $18.0 million and a decrease in other loss $3.1 million, which was offset by an increase in total expenses to $11.5 million and an increase in dividends paid to preferred stockholders to $2.9 million for the year ended December 31, 2014, compared to net interest income of $14.2 million, other income of $6.1 million, total expenses of $4.9 million and $0.04 million of dividends paid to preferred stockholders for the year ended December 31, 2013. The increase in expenses was in large part due to an increase in general, administrative and other operating expenses incurred by us in connection with continuing to build out our residential whole loan operating platform, and expenses associated with our participation in two residential mortgage loan securitizations.

For the three months ended December, 2014, our net loss attributable to common stockholders was $4,493,868 or ($0.31), basic and diluted net income per average share, compared with net income of $10,700,003, or 1.45, basic and diluted net income per average share, respectively, for the three months ended December 31, 2013. The primary driver of the lower net income was an increase in other loss, expenses and dividends paid to preferred shareholders, which more than offset the increase in net interest income.

Interest Income and Interest Expense

An important source of income is net interest income. Our interest income (including purchased accrued interest) increased from $16,423,573 for the year ended December 31, 2013 to $45,812,612 for the year ended December 31, 2014. Our interest expense (including derivative payments made) increased from $3,658,143 for the year ended December 31, 2013 to $31,171,130 for the year ended December 31, 2014. The year-over-year increase in interest income and interest expense was a result of multiple common and preferred equity raises throughout the year, which we used in part to finance an increase in our investment portfolio, and the consolidation of the multi-family and residential mortgage loan securitization trusts.

For the three months ended December 31, 2013, our interest income (including purchased accrued interest) increased from $3,937,302 to $29,139,076 for the three months ended December 31, 2014. Our interest expense (including derivative payments made) increased from $1,336,992 for the three months ended December 31, 2013 to $24,004,321 for the three months ended December 31, 2014. The increases in both interest income and interest expense are a result of the same investment activity noted above.  Because our two residential mortgage loan securitizations occurred in the fourth quarter of 2014, they had a proportionally larger impact on our quarterly results relative to those for the full year.

Net Interest Income

Our net interest income, which equals interest income less interest expense, increased from $14,180,008 for the year ended December 31, 2013 to $17,971,303 for the year ended December 31, 2014, as a result of the investment activity noted above.

Our net interest income increased from $3,367,232 for the three months ended December 31, 2013 to $6,061,891 for the three months ended December 31, 2013, also as a result of the investment activity noted above.

Other Income (Loss)

For the year ended December 31, 2014, we incurred a loss of $3,122,790, which primarily reflects the impact of net unrealized gain and net interest income on our Linked Transactions of $10,605,848, net realized gains on sales of investments of $3,271,592, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $1,473,485, unrealized gain on residential mortgage loans of $329,728, net unrealized gains on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $3,059,647 and other income of $59,590 which in aggregate were more than offset by net unrealized losses on interest rate hedges of $2,931,249, net realized losses of $18,214,460 on interest rate hedges and net realized loss on mortgage loans of $776,971. It is worth noting that unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the year ended December 31, 2013, other net loss totaled $6,051,824, which primarily reflects the impact of net realized losses of $31,581,087 on sales of investments which in aggregate more than offset net unrealized gains on interest rate hedges of $878,100, net realized gains of $18,812,854 on interest rate hedges and unrealized gain and net interest income on our Linked Transactions of $5,838,309.

For the three months ended December 31, 2014, we incurred a loss of $5,056,363, which primarily reflects the impact of net realized gains on sales of investments of $5,704,663, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $1,188,157, net unrealized gains on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $3,059,647 and other income of $59,590 which in aggregate were more than offset by net unrealized loss and net interest income on our Linked Transactions of $4,853,074, net unrealized losses on interest rate hedges of $1,840,122, net realized losses of $7,442,776 on interest rate hedges, net realized loss on mortgage loans of $703,839 and unrealized loss on mortgage loans held-for-sale of $237,609. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the three months ended December 31, 2013, other net gain totaled $8,902,211, which primarily reflects the impact of net unrealized gains on interest rate hedges of $4,052,176 and unrealized gain and net interest income on our Linked Transactions of $5,726,404 which in aggregate more than offset net realized losses of $222,321 on sales of investments and net realized losses of $654,048 on interest rate hedges.

Expenses

We incurred management fees of $2,627,592 for the year ended December 31, 2014 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $8,907,135, of which $3,247,683 was payable to our Manager and $5,659,452 was payable directly by us.  Our general and administrative expenses of $2,901,076 for the year ended December 31, 2014 represent the cost of legal, accounting, auditing and consulting services. Our other operating expenses for the year totaled $2,504,741, including fulfillment and mortgage banking fees totaling $1,017,627 payable to our Manager in connection with the aggregation and securitization of loans by FOAC. A significant portion of the fee payments were utilized by our Manager to pay incentive fee compensation to our employees of our Manager deemed essential to the long-term success of our aggregation and securitization business.

For the year ended December 31, 2013, we incurred management fees and operating expenses of $1,287,077, and $3,614,677, respectively. All of management fees, general and administrative expenses and other operating expenses generally increase in line with average stockholders’ equity.

For the three months ended December 31, 2014, we incurred management fees of $747,026 compared to $345,911 for the three months ended December 31, 2013. For the 2014 period, we also incurred general and administrative expenses of $1,539,786 and operating expense of $2,492,428 (of which $864,270 was reimbursable to our Manager). The corresponding amounts for the three months ended December 31, 2013 were $462,679 and $718,348 (of which $561,124 was reimbursable to our Manager). As noted above management fees, general and administrative expenses and operating expenses generally increase in line with average stockholders’ equity. Our other operating expenses for the 2014 period increased to $1,560,413 from $85,495 primarily as a result of the fulfillment and mortgage banking fees totaling $1,017,627 payable to our Manager which were all accrued during the fourth quarter of 2014.

Net Income (Loss) and Return on Equity

Our net income attributable to common stockholders was $426,490 for the year ended December 31, 2014, after accounting for preferred stock dividends of $2,887,296, representing an annualized return of 0.26% on average stockholders' equity of $164,291,835.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the year ended December 31, 2014, our comprehensive income attributable to common stockholders was $18,729,794, which included $18,303,304 in total other comprehensive income. This represents an annualized return of 11.40% on average stockholders’ equity.

For the year ended December 31, 2013, our net income attributable to common stockholders was $3,181,603 after accounting for preferred stock dividends of $44,827 representing an annualized gain of 3.51% on average stockholders' equity of $90,594,897. For the year ended December 31, 2013, our comprehensive loss attributable to common stockholders was $10,347,348, which included $13,528,951 in total other comprehensive loss. This represents an annualized loss of 11.42% on average stockholders’ equity. The higher level of total comprehensive income and related return on equity for the year ended December 31, 2014 is principally due to the lower level of interest rate and mortgage market volatility in 2014 relative to the prior year.

 Our net loss attributable to common stockholders was $4,493,869 for the three months ended December 31, 2014, after accounting for preferred stock dividends of $890,292, representing an annualized loss of 9.5% on average stockholders' equity of $189,857,282.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended December 31, 2013, our comprehensive loss attributable to common stockholders was $2,711,422, which included $1,782,447 in total other comprehensive income. This represents an annualized loss of 5.7% on average stockholders’ equity.

For the three months ended December 31, 2013, our net income attributable to common stockholders was $10,700,003 after accounting for preferred stock dividends of $42,501 representing an annualized gain of 39.0% on average stockholders' equity of $110,177,089. For the three months ended December 31, 2013, our comprehensive gain attributable to common stockholders was $7,110,585, which included $3,589,418 in total other comprehensive loss. This represents an annualized gain of 25.9% on average stockholders’ equity. The lower level of total comprehensive income and related return on equity for the three months ended December 31, 2014 is principally due to price declines in the Non-Agency RMBS sector during the fourth quarter of 2014.

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

Net Income Summary

For the year ended December 31, 2013, our net income was $3,181,603 or $0.52, basic and diluted net income per average share available to common stockholders.

For the period ended December 31, 2012, our net income was $4,819,306 or $2.91, basic and diluted net income per average share available to common shareholders.

Interest Income and Interest Expense

An important source of income is net interest income. Our interest income (including purchased accrued interest) was $16,423,573 for the 12-month period ended December 31, 2013 and our interest expense (including derivative payments made and purchased accrued interest) for such period was $3,658,143. For the period from May 16, 2012 (commencement of operations) to December 31, 2012, our interest income (including purchased accrued interest) was $1,599,116, and our interest expense (including purchased accrued interest) was $182,608.

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

Other Income (Loss)

For the year ended December 31, 2013, we incurred a loss of $6,051,824, which primarily reflects the impact of net realized gains of $18,812,854 and net unrealized gains of $878,100, respectively, on interest rate hedges, and unrealized gain and net interest income on our Linked Transactions of $5,838,309, which in aggregate were insufficient to offset realized losses of $31,581,087 on sales of investments. The realized losses on sales of investments resulted primarily from the reduction in Agency RMBS assets described earlier, net of realized gains on interest rate hedges resulted from adjustments to certain of our interest rate swap transactions in line with the application of our hedging strategy.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from the issuance of common and preferred stock, or Equity Sales, net cash provided by operating activities, cash from repurchase agreements, including warehouse facilities, and other financing arrangements and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. We currently finance Agency and Non-Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements, including warehouse facilities.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency and Non-Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2014, we had unrestricted cash and cash equivalents of $32.3 million and unpledged securities of $2.2 million available to meet margin calls on our repurchase agreements (including those repurchase agreements underlying Linked Transactions) and derivative instruments, compared to $21.1 million as of September 30, 2014.

As of December 31, 2014, net proceeds from repurchase agreements related to available-for-sale securities totaled $544.6 million, on a GAAP basis, and $693.9 million, on a non-GAAP basis, including $149.3 million from repurchase agreements underlying Linked Transactions, with a weighted-average borrowing rate of 0.81%, on a GAAP basis, and 1.03% on a non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS, including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions. Repurchase agreements related to held-for-sale mortgage loans totaling $50.3 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.86% which we used to finance the acquisition of prime jumbo mortgage loans. After factoring in unrestricted cash and cash equivalents, we generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one and three times when acquiring Multi-Family MBS or New Issue Non-Agency RMBS. As of December 31, 2014, we had an overall debt-to-equity ratio of 2.8:1 (calculated using balances determined under GAAP), or 3.5:1 when including repurchase agreements underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts (calculated on a non-GAAP basis), reflecting our previously discussed reductions in Agency RMBS and increases in our other target assets. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements, including warehouse facilities. As of December 31, 2014, for our available-for-sale securities we had established 27 repurchase borrowing arrangements with various investment banking firms and other lender and had outstanding borrowings with 17 of these lenders totaling $544.6 million, on a GAAP basis, and $693.9 million, on a non-GAAP basis, including $149.3 million from repurchase agreements underlying Linked Transactions.  Additionally, as of December 31, 2014, for our held-for-sale mortgage loans we had established three master repurchase agreements with investment banking firms, and as of December 31, 2014, we had an aggregate of $50.3 million outstanding under these agreements.

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. We have maintained compliance with all of our financial covenants through December 31, 2014. Generally, our repurchase agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our repurchase agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our repurchase facilities, the haircuts range from a low of 3% to a high of 55%, and the weighted average haircut was 15.6% as of December 31, 2014), reflecting our previously discussed reductions in Agency RMBS and increases in our other target assets. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our repurchase facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended December 31, 2014, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a repurchase agreement, we may use the collateral immediately for borrowing under a new repurchase agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time.

As of December 31, 2014, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of December 31, 2014, the fair value of these non-recourse liabilities aggregated to $2,180,936,221, and they are excluded from discussion and analysis of our leverage.

 On February 24, 2015, our wholly owned subsidiary, FOI, became a member of the FHLB. As a member of the FHLB, we expect FOI will have access to a variety of products and services offered by the FHLB, including secured advances. Currently, FOI is negotiating agreements for advances with the FHLB in the context of current regulatory uncertainty, and accordingly there can be no assurance as to any future amount of uncommitted credit for borrowings.

Any future ability to borrow from the FHLB will be subject, in addition to the successful conclusion of such negotiations, to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance will require approval by the FHLB and will be secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional one–to-four family residential mortgage loans, Agency RMBS and Non-Agency RMBS with an A rating and above.

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

Additionally, concurrently with the commencement of our residential mortgage loan securitization business, we entered into an arrangement with our Manager in accordance with the terms of our management agreement as to the payment of certain invoices for fulfillment services and mortgage banking services that our Manager has provided, and expects to continue to provide, to us for our aggregation and securitization business that otherwise would have been provided to us by third parties. All of the invoices accrued during 2014 were approved by our Audit Committee pursuant to our related party transactions policy and aggregated $1,017,627. A significant portion of the fee payments were utilized by our Manager to pay incentive compensation to employees of our Manager deemed essential to the success of our securitization business.

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). On August 19, 2014, our independent directors were granted an aggregate of 4,500 shares.

We had the following contractual borrowing under repurchase agreements related to available-for-sale securities as of December 31, 2014 (dollar amounts in thousands) on both a GAAP basis (which excludes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions) and non-GAAP basis (which includes repurchase agreement financing associated with the Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts):

GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 – 5 Years	More Than 5 Years
Repurchase agreements	$544,614	$544,614	-	-	-
Total contractual obligations	$544,614	$544,614	-	-	-

Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year(1)	1 - 3 Years	3 – 5 Years	More Than 5 Years
Repurchase agreements	$693,907	$693,907	-	-	-
Total contractual obligations	$693,907	$693,907	-	-	-

 ___________________________

(1)	Includes $149.3 of repurchase agreements underlying Linked Transactions.

We had the following contractual borrowing under repurchase agreements, including warehouse facilities, related to held-for-sale mortgage loans as of December 31, 2014 on both a GAAP basis and non-GAAP basis:

GAAP and Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$50,264	$50,264	-	-	-
Total contractual obligations	$50,264	$50,264	-	-	-

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2014.

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

As of December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Distributions

We intend to continue to make regular monthly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We generally intend to make regular monthly distributions to our stockholders in an amount equal to all or substantially all of our taxable income. As FOAC continues to make progress on the strategic initiatives, we expect FOAC to generate taxable income from holding residential mortgage loans, and subsequently selling them while typically retaining the MSRs. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements, other debt payable and on our Series A Preferred Stock. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On December 16, 2014, we announced that our board of directors declared monthly cash dividend rates for the first quarter of 2015 of $0.125 per share of common stock.

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

To reduce the risks to our portfolio, we employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager's risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by our Manager. There can be no assurance that these tools will protect us from market risks.

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including MBS underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including MBS that are a component of our Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including MBS underlying our Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of December 31, 2014 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	December 31, 2014
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	37	8	15
Carrying Value/ Estimated Fair Value	$303,352,552	$165,743,896	$314,830,685
Amortized Cost	$295,756,275	$163,105,006	$312,341,969
Current Par Value	$1,262,643,126	$1,216,783,236	$309,790,551
Carrying Value to Current Par	24.0%	13.6%	101.6%
Amortized Cost to Current Par	23.4%	13.4%	100.8%
Net Weighted Average Coupon	0.66%	0.36%	2.62%
3 Month CPR (3)	8.4	NA	8.7

Non-Agency RMBS Characteristics

	December 31, 2014(1)
	Legacy	Prime Jumbo New Issue
Collateral Attributes:
Weighted Average Loan Age (months)	101	8
Weighted Average Original Loan-to-Value	76.4%	68.4
Weighted Average Original FICO (4)	683	768
Weighted Average Loan Size	324.7	823.3

Current Performance:
60+ Day Delinquencies	27.2%	0.0%
Average Credit Enhancement (5)	2.4%	N/A

	December 31, 2014(1)
	Carrying Value	% of Non-Agency RMBS
Coupon Type
Fixed Rate	$125,439,186	41.4%
Adjustable Rate	$177,913,366	58.6%

Collateral Type
Prime	$125,439,186	41.4%
Alt-A	$137,339,854	45.3%
Subprime	$40,573,512	13.4%

Loan Origination Year
Post-2011	$125,439,186	41.4%
2007	$44,990,500	14.8%
2006	$117,209,910	38.6%
Pre-2006	$15,712,956	5.2%

___________________________

(1)	Includes Non-Agency RMBS underlying our Linked Transactions and our net investment in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts at December 31, 2014 on a combined, non-GAAP basis.
(2)	Includes Multi-Family MBS underlying our Linked Transactions and our net investment in the 2011-K13 and 2012-KF01 Trusts at December 31, 2014 on a combined, non-GAAP basis.

(3)	Three-month CPR is reflective of the prepayment speed on the underlying securitization; however, CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payment structure of each underlying security.

(4)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(5)	Average credit enhancement remaining on our Non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

The following table presents the rating of our Non-Agency RMBS at December 31, 2014, including Non-Agency RMBS underlying our Linked Transactions and our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (1)	Fair Value	% of Non-Agency RMBS
Rated AAA	$73,424,694	24.2%
Rated AA	$10,351,620	3.4%
Rated A	$12,007,846	4.0%
Rated BBB	$10,148,748	3.3%
Rated B	$12,628,031	4.2%
Rated CCC	$33,849,309	11.2%
Rated CC	$25,430,446	8.4%
Rated C	$18,513,597	6.1%
Rated D	$1,435,857	0.5%
Not Rated	$105,562,405	34.8%

(1)	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security, at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including Non-Agency RMBS underlying our Linked Transactions and our net investments in consolidated residential loan securitization trusts, at December 31, 2014 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$143,052,349	47.16%
Washington	$26,569,297	8.76%
Massachussetts	$17,064,447	5.63%
Florida	$11,128,794	3.67%
Texas	$6,566,545	2.16%

During the year, we expanded our investments in Multi-Family MBS based on the favorable risk-return profile of these investments. Our Multi-Family MBS investments are primarily Freddie Mac Multifamily K Certificates backed by pools of multifamily mortgage loans or re-REMICs of underlying Freddie Mac Multifamily K Certificates. These certificates are not guaranteed by Freddie Mac and therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the rating of our Multi-Family MBS at December 31, 2014, including Multi-Family underlying our Linked Transactions and our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated AAA	$7,498,708	4.5%
Rated BBB	$45,023,608	27.2%
Rated BB	$40,786,737	24.6%
Not Rated	$72,434,843	43.7%

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2014 including Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions. Such MBS may not be linked in future periods.

December 31, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-15.50%	-1.52%
+0.50%	-7.75%	-0.71%
-0.50%	11.98%	0.59%
-1.00%	26.88%	0.99%

___________________________

(1)	Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions and our net investment in the 2011-K13 and 2012-KF01 Trusts. Such MBS and repurchase agreements may not be linked in future periods.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

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

The MBS securities, at fair value, included in the foregoing interest rate sensitivity table under "Percentage Change in Projected Portfolio Value" were limited to Agency RMBS and Multi-Family MBS, including the fair value of our net investment in the 2011-K13 and 2012-KF01 Trusts.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2014. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2014, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-7 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014, which have been designed to provide reasonable assurance of achieving their control objectives. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2014 through December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be provided in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 (the “Proxy Statement”) and that information is incorporated herein by reference. The Company anticipates that the Proxy Statement will contain a statement that on March 13, 2015, Mr. William A. Houlihan, the Company’s lead independent director and chair of the board of directors’ audit committee, settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of First Physicians Capital Group, Inc. (“FPCG”). Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Exchange Act and agreed to pay a civil penalty of $15,000 to the SEC.

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

The Exhibits listed in the Exhibit Index, which appear immediately following the signature pages, are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE OAKS INVESTMENT CORP.

March 16, 2015	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and
Chairman of the Board (Principal
Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Carroll	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 16, 2015
David C. Carroll
/s/ David Oston	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal	March 16, 2015
David Oston	Accounting Officer)

/s/ Neil A. Cummins	Director	March 16, 2015
Neil A. Cummins

/s/ William Houlihan	Director	March 16, 2015
William Houlihan

/s/ Thomas M. Pearce, Jr.	Director
Thomas M. Pearce, Jr.		March 16, 2015

EXHIBIT INDEX

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013 (the “2013 1st Quarter 10-Q”)).

3.2	Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3	Articles of Amendment, increasing the aggregate number of authorized shares of Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.2 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

3.4	Second Amended and Restated Bylaws of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.2 filed with the 2013 1st Quarter 10-Q).

4.1	Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“Pre-Effective Amendment No. 1”)).

4.2	Specimen Certificate representing the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 4.2 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-191787), which was filed with the Securities and Exchange Commission on December 9, 2013).

4.3	Form of Warrant as amended and restated on August 18, 2014 (incorporated by reference to Exhibit 4.2 filed with Five Oaks Investment Corp.’s Registration Statement on Form S-3 (File No. 333-198272), which was filed with the Securities and Exchange Commission on August 20, 2014).

10.1	Management Agreement, dated as of May 16, 2012 by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. Draft Registration Statement on Form S-11 (File No. 021-178729), which was confidentially submitted with the Securities and Exchange Commission on October 19, 2012 (“DRS”)).

10.2	Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto. (incorporated by reference to Exhibit 10.2 filed with Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on December 20, 2012 (“IPO S-11”)).

10.3	Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 filed with Post-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 (“Post-Effective Amendment No. 1”)).

10.4†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 filed with the Pre-Effective Amendment No. 1).

10.5	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 3.2 filed with the 2013 1st Quarter 10-Q).

10.7	Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 filed with Pre-Effective Amendment No. 1).

10.8	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 filed with the IPO S-11).

10.9	Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC. (incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.10	Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.11 filed with Post-Effective Amendment No. 1).

10.11	Amendment No. 1, dated as of January 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.12 filed with Post-Effective Amendment No. 1).

10.12	Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 filed with Post-Effective Amendment No. 1).

10.13	Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 filed with Post-Effective Amendment No. 1).

10.14	Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014 (the “February 8-K”)).

10.15	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the February 8-K).

10.16	Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “August 8-K”)).

10.17	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the August 8-K).

10.18	Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the August 8-K).

10.19	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the August 8-K).

10.20	Mortgage Loan Purchase and Servicing Agreement dated as of September 26, 2014, between Five Oaks Acquisition Corp., as seller and servicing administrator, and J.P. Morgan Mortgage Acquisition Corp., as purchaser. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on October 15, 2014 (the “October 8-K”)).

10.21	Assignment, Assumption and Recognition Agreement dated as of October 9, 2014, by and among J.P. Morgan Acceptance Corporation I, J.P. Morgan Mortgage Trust 2014-OAK4, J.P. Morgan Mortgage Acquisition Corp. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the October 8-K).

10.22	Form of Mortgage Loan Purchase and Interim Servicing Agreement between Aggregator 1, as purchaser, and originator, as seller, with corresponding Form of Assignment, Assumption and Recognition Agreement among Aggregator 1, as assignor, Five Oaks Acquisition Corp, as assignee, and originator. (incorporated by reference to Exhibit 10.6 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2014 (the “2014 3rd Quarter 10-Q”)).

10.23	Form of Flow Sale and Interim Servicing Agreement between Aggregator 2, as purchaser, and originator, as seller and interim servicer, with corresponding Form of Assignment, Assumption and Recognition Agreement (Whole Loan Transfer), among Aggregator 2, as assignor, Five Oaks Acquisition Corp., as assignee, originator and servicer. (incorporated by reference to Exhibit 10.7 to the 2014 3rd Quarter 10-Q).

10.24	Mortgage Loan Purchase and Sale Agreement, dated as of December 23, 2014, between Five Oaks Acquisition Corp. and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 12, 2015 (the “January 8-K”)).

10.25	Certificate Purchase Agreement, dated December 22, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Five Oaks Acquisition Corp. and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.2 to the January 8-K).

10.26	Indemnity Letter, dated December 23, 2014, among Five Oaks Investment Corp., Credit Suisse Securities (USA) LLC and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.3 to the January 8-K).

10.27	Pooling And Servicing Agreement, dated as of December 1, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Christiana Trust, Select Portfolio Servicing, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the January 8-K).

10.28	Master Repurchase Agreement, dated as of December 30, 2014, between Bank of America, N.A. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the January 8-K).

10.29	Guaranty, dated as of December 30, 2014, by Five Oaks Investment Corp., to and for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the January 8-K).

12.1	Computation of Ratios of Earnings to Fixed Charges*

21.1	List of Subsidiaries of Five Oaks Investment Corp.*

23.1	Consent of Grant Thornton LLP*

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________________

* Filed herewith.

†Management contract or compensatory plan or arrangement.

Index to the Consolidated Financial Statements of Five Oaks Investment Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Five Oaks Investment Corp.

We have audited the accompanying consolidated balance sheets of Five Oaks Investment Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Oaks Investment Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $366,103,204 and $444,984,955 for December 31, 2014 and December 31, 2013, respectively)	$368,315,738	$444,984,955
Mortgage loans held-for-sale, at fair value	54,678,382	-
Multi-family loans held in securitization trusts, at fair value	1,750,294,430	-
Residential loans held in securitization trusts, at fair value	631,446,984	-
Linked transactions, net, at fair value	60,818,111	33,352,562
Cash and cash equivalents	32,274,285	33,062,931
Restricted cash	11,400,645	13,343,173
Deferred offering costs	945,661	-
Accrued interest receivable	10,962,663	1,045,191
Investment related receivable	979,509	506,892
Derivative assets, at fair value	21,550	1,839,154
Other assets	71,599	66,547

Total assets (1)	$2,922,209,557	$528,201,405

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$544,614,000	$412,172,000
Mortgage loans held-for-sale	50,263,852	-
Multi-family securitized debt obligations	1,670,573,456	-
Residential securitized debt obligations	432,035,976	-
Derivative liabilities, at fair value	2,289,058	839,413
Accrued interest payable	8,238,924	274,615
Dividends payable	39,132	42,501
Fees and expenses payable to Manager	1,062,000	330,000
Other accounts payable and accrued expenses	295,029	617,514

Total liabilities (1)	2,709,411,427	414,276,043

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 800,000 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	37,156,972	18,060,898
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,718,750 and 7,389,250 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	146,953	73,563
Additional paid-in capital	189,332,874	110,129,489
Accumulated other comprehensive income (loss)	7,208,350	(11,094,954)
Cumulative distributions to stockholders	(32,406,541)	(11,289,370)
Accumulated earnings	11,359,522	8,045,736

Total stockholders' equity	212,798,130	113,925,362

Total liabilities and stockholders' equity	$2,922,209,557	$528,201,405

(1)	Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is primary beneficiary of these VIEs. As of December 31, 2014 and December 31, 2013, assets of consolidated VIEs totaled $2,389,754,101 and $0, respectively, and the liabilities of consolidated VIEs totaled $2,180,936,221 and $0, respectively.

See Notes 6 and 7 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenues:
Interest income:
Available-for-sale securities	$16,560,338	$16,411,730
Mortgage loans held-for-sale	3,634,264	-
Multi-family loans held in securitization trusts	21,158,102	-
Residential loans held in securitization trusts	4,438,634	-
Cash and cash equivalents	21,274	11,843
Interest expense:
Repurchase agreements - available-for-sale securities	(2,661,329)	(2,243,565)
Repurchase agreements - mortgage loans held-for-sale	(2,203,961)	-
Multi-family securitized debt obligations	(19,400,851)	-
Residential securitized debt obligations	(3,575,168)	-

Net interest income	17,971,303	14,180,008

Other income:
Realized gain (loss) on sale of investments, net	3,271,592	(31,581,087)
Unrealized gain (loss) and net interest income from Linked Transactions	10,605,848	5,838,309
Realized gain (loss) on derivative contracts, net	(18,214,460)	18,812,854
Unrealized gain (loss) on derivative contracts, net	(2,931,249)	878,100
Realized (loss) on mortgage loans held-for-sale	(776,971)	-
Unrealized gain on mortgage loans held-for-sale	329,728	-
Unrealized gain/(loss) on multi-family loans held in securitization trusts	1,473,485	-
Unrealized gain/(loss) on residential loans held in securitization trusts	3,059,647	-
Other income	59,590	-

Total other income (loss)	(3,122,790)	(6,051,824)

Expenses:
Management fee	2,627,592	1,287,077
General and administrative expenses	2,901,076	992,115
Operating expenses reimbursable to Manager	3,247,683	2,103,223
Other operating expenses	2,504,741	288,416
Compensation expense	253,635	230,923

Total expenses	11,534,727	4,901,754

Net income (loss)	$3,313,786	$3,226,430

Dividends to preferred stockholders	(2,887,296)	(44,827)

Net income (loss) attributable to common stockholders	$426,490	$3,181,603

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$426,490	$3,181,603
Weighted average number of shares of common stock outstanding	12,358,587	6,132,702
Basic and diluted income per share	$0.03	$0.52
Dividends declared per share of common stock	$1.47	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
	(unaudited)	(unaudited)

Net income	$3,313,786	$3,226,430

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	10,845,303	(12,094,479)
Reclassification adjustment for net gain (loss) included in net income	7,458,001	(1,434,472)

Total other comprehensive income (loss)	18,303,304	(13,528,951)

Less: Dividends to preferred stockholders	(2,887,296)	(44,827)

Comprehensive income (loss) attributable to common stockholders	$18,729,794	$(10,347,348)

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Balance at January 1, 2013	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720
Issuance of common stock, net	-	-	5,700,000	57,000	83,943,000	-	-	-	84,000,000
Issuance of preferred stock, net	800,100	8,001	-	-	18,062,937	-	-	-	18,070,938
Redemption of preferred stock, net	(100)	(1)	-	-	(109,999)	-	-	-	(110,000)
Restricted stock compensation expense	-	-	33,000	-	125,923	-	-	-	125,923
Net income	-	-	-	-	-	-	-	3,226,430	3,226,430
Other comprehensive income (loss)	-	-	-	-	-	(13,528,951)	-	-	(13,528,951)
Common dividends declared	-	-	-	-	-	-	(10,082,871)	-	(10,082,871)
Preferred dividends declared	-	-	-	-	-	-	(44,827)	-	(44,827)
Balance at December 31, 2013	800,000	$8,000	7,389,250	$73,563	$128,182,387	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362

Balance at January 1, 2014	800,000	$18,060,898	7,389,250	$73,563	$110,129,489	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362
Issuance of common stock, net	-	-	7,339,000	73,390	79,189,928	-	-	-	79,263,318
Issuance of preferred stock, net	810,000	19,096,074	-	-	-	-	-	-	19,096,074
Restricted stock compensation expense	-	-	(9,500)	-	13,457	-	-	-	13,457
Net income	-	-	-	-	-	-	-	3,313,786	3,313,786
Other comprehensive income (loss)	-	-	-	-	-	18,303,304	-	-	18,303,304
Common dividends declared	-	-	-	-	-	-	(18,229,875)	-	(18,229,875)
Preferred dividends declared	-	-	-	-	-	-	(2,887,296)	-	(2,887,296)
Balance at December 31, 2014	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,350	$(32,406,541)	$11,359,522	$212,798,130

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net income (loss)	$3,313,786	$3,226,430
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(4,705,639)	(1,974,765)
Realized loss on sale of investments, net	3,877,356	33,931,298
Unrealized (gain) loss on Linked Transactions, net	1,966,726	(2,364,354)
Realized (gain) loss on derivative contracts	18,214,460	(18,812,854)
Unrealized loss on derivative contracts	2,931,249	(878,100)
Realized loss on mortgage loans held-for-sale	776,971	-
Unrealized (gain) on mortgage loans held-for-sale	(329,728)	-
Unrealized (gain) on on multi-family loans held in securitization trusts	(1,473,485)	-
Unrealized (gain) on on residential loans held in securitization trusts	(3,059,647)	-
Restricted stock compensation expense	13,457	125,923
Net change in:
Accrued interest receivable	(1,874,785)	(855,827)
Deferred offering costs	187,457	-
Other assets	(5,052)	(66,547)
Accrued interest payable	501,584	208,795
Fees and expenses payable to Manager	732,000	297,279
Other accounts payable and accrued expenses	(322,485)	490,650

Net cash provided by operating activities	20,744,225	13,327,928

Cash flows from investing activities:
Purchase of available-for-sale securities	(521,681,124)	(1,123,204,838)
Purchase of mortgage loans held-for-sale	(451,629,615)	678,640,520
Proceeds from mortgage loans held-for-sale	388,053,342	-
Proceeds from sales of available-for-sale securities	296,246,293	-
Net proceeds of (payment for) derivative contracts	(17,878,460)	18,419,521
Principal payments from available-for-sale securities	45,077,314	35,121,878
Principal payments from mortgage loans held-for-sale	8,450,648	-
Investment related receivable	506,892	(506,892)
Restricted cash	1,942,528	(11,409,783)

Net cash used in investing activities	(250,912,182)	(402,939,594)

Cash flows from financing activities:
Net proceeds from issuance of common stock	79,263,318	84,000,000
Net proceeds from issuance of preferred stock	19,096,074	18,070,938
Redemption of preferred stock	-	(110,000)
Change in deferred offering costs	(1,133,118)	1,037,386
Dividends paid on common stock	(18,229,875)	(10,303,705)
Dividends paid on preferred stock	(2,890,665)	(2,326)
Proceeds from repurchase agreements - available-for-sale securities	4,528,080,286	4,116,258,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	401,295,517	-
Principal repayments of repurchase agreements - available-for-sale securities	(4,395,638,286)	(3,767,509,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(351,031,665)	-
Net cash received (paid) on securities underlying Linked Transactions	(117,544,275)	(69,567,455)
Net cash received from repurchase agreements underlying Linked Transactions	88,112,000	47,192,000

Net cash provided by financing activities	229,379,311	419,065,838

Net increase (decrease) in cash and cash equivalents	(788,646)	29,454,172

Cash and cash equivalents, beginning of period	33,062,931	3,608,759

Cash and cash equivalents, end of period	$32,274,285	$33,062,931

Supplemental disclosure of cash flow information
Cash paid for interest	$4,363,706	$4,528,172

Non-cash investing and financing activities information
Restricted stock compensation expense	$13,457	$125,923
Dividends declared but not paid at end of period	$39,132	$42,501
Net change in unrealized gain (loss) on available-for-sale securities	$18,303,304	$(13,528,951)
Consolidation of multi-family loans held in securitization trusts	$1,677,847,006	$-
Consolidation of residential loans held in securitization trusts	$507,423,695	$-
Consolidation of multi-family securitized debt obligations	$1,676,373,521	$-
Consolidation of residential securitized debt obligations	$433,698,636	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation focused on investing primarily in, financing and managing residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities (“Multi-Family MBS”, and together with RMBS, “MBS”), residential mortgage loans, mortgage servicing rights and other mortgage-related investments. The Company is externally managed by Oak Circle Capital Partners LLC (the “Manager”), an asset management firm incorporated in Delaware. The Company’s common stock is listed on the NYSE under the symbol “OAKS.”

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company invests in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company also invests in Non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity. Additionally, the Company invests in Multi-Family MBS, which are MBS for which the principal and interest may be sponsored by a U.S. Government agency such as the Government National Mortgage Association or a U.S, Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or may not be sponsored by a U.S. Government agency or a U.S. Government-sponsored entity. The Company also invests in residential mortgage loans, mortgage servicing rights, and may also invest in other mortgage-related investments.

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

In September 2014, and October 2014, respectively, the Company acquired first loss tranches issued or backed by two Freddie Mac-sponsored Multi-Family MBS K series securitizations (the “FREMF 2011-K13 Trust” and the “FREMF 2012-KF01 Trust”). In October 2014, and December 2014, respectively, the Company also acquired first loss and subordinated tranches issued by two residential mortgage-backed securitizations (the “JPMMT 2014-OAK4 Trust” and the “CSMC 2014-OAK1 Trust”). The Company determined that each of the Trusts was a variable interest entity (“VIE”) and that in each case the Company was the primary beneficiary, and accordingly consolidated the assets and liabilities of the four trusts into the Company’s financial statements in accordance with U.S. GAAP.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with U.S. GAAP and are expressed in United States dollars.

The consolidated financial statements of the Company include the accounts of its subsidiaries.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity where the Company is the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

VIEs

An entity is referred to as a variable interest entity (“VIE”) if it lacks one or more of the following characteristics: (1) sufficient equity at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE based upon changes in the facts and circumstances pertaining to the VIE.

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At December 31, 2014, the Company determined that it was the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and two residential mortgage loan transactions (CSMC 2014-OAK1 and JPMMT 2014-OAK4), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. The maximum exposure of the Company to loss from consolidation of the trusts is limited to the fair value of $208.8 million as of December 31, 2014 which represents the Company’s net aggregate investment. At December 31, 2013, no VIEs required consolidation as the Company was not the primary beneficiary of any of these VIEs at that time. At December 31, 2014, with the exception of the listed transactions, and at December 31, 2013, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS as disclosed in Note 4 (Non-Agency RMBS $53,485,053 and $62,684,335, respectively).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

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

Deferred Offering Costs

In accordance with Accounting Standards Codification (“ASC”) Subtopic 505-10, the direct costs incurred to issue shares classified as equity, such as legal and accounting fees, should be deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares will be recorded as an asset in the accompanying consolidated balance sheets in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering.

To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

On April 25, 2014, the Company filed an S-3 registration statement allowing the Company to issue common stock, preferred stock, debt securities and warrants up to a maximum aggregate offering price of $750,000,000. This registration statement is valid for a three-year period, and accordingly, the Company is amortizing the direct costs incurred in connection with this registration statement on a straight-line basis over three years.

Available-for-Sale Securities, at Fair Value

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s available-for-sale (“AFS”) securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments – Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income will flow though the “Interest Income” line item on the consolidated statement of operations.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

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

Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within realized gain (loss) on sale of investments, net in the Company's consolidated statement of operations. Upon the sale of a security, the Company will determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss).

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loans Held-for-Sale, at Fair Value

Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 – Fair Value Measurements for details on fair value measurement. Mortgage loans are currently classified as held-for-sale based upon the Company’s intent to sell them either in the secondary whole loan market or to include them in a securitization, including transfers to securitization entities that the Company plans to sponsor and expects to be accounted for as sales for financial reporting purposes.

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, as of December 31, 2014. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the four trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 – Fair Value Measurement below for additional detail.

Interest income on multi-family and residential mortgage loans held in securitization trusts is recognized at the loan coupon rate. Interest income recognition is suspended when mortgage loans are placed on non-accrual status. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is considered non-collectible, and in no case when payment becomes greater than 90 days past due. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Mortgage Servicing Rights and Excess Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company has purchased and subsequently sold or securitized. MSRs are held and managed at our TRS. As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. See Note 3 – Fair Value Measurement below for additional detail. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does not originate or directly service any residential mortgage loans.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. See Note 3 – Fair Value Measurement below for additional detail.

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

Residential Loan Warehouse Facilities

The Company finances the acquisition of certain of its residential mortgage loans through the use of short-term, uncommitted residential loan warehouse facilities, which are currently structured as repurchase agreements. The Company accounts for outstandings under these facilities as collateralized financing transactions which are carried at its contractual amount, and approximate fair value due to their short-term nature.

Multi-Family and Residential Securitized Debt Obligations

Multi-family and residential securitized debt obligations represent third-party liabilities of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust, JPMMT 2014-OAK4 Trust and CSMC 2014-OAK1 Trust, and excludes liabilities of the trust acquired by the Company that are eliminated on consolidation. The third-party obligations of each trust do not have any recourse to the Company as the consolidator of each trust.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

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

If a TRS generates net income, the TRS can declare dividends to the Company which will be included in its taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2014-11 also requires two new disclosures for transactions accounted for as secured borrowings (1) disaggregating the related gross obligation by class of collateral pledged, and disclosing the remaining contractual maturity of the agreements, and; (2) discussing the potential risks of these agreements and related collateral pledged, including the risks stemming from a decline in the value of the pledged collateral and how such risks are managed. ASU 2014-11 requires enhanced disclosures by entities for transactions that involve a transfer of a financial asset reported as a sale and accompanied by an agreement that results in the transferor retaining substantially all of the exposure to the economic returns of the transferred asset during the transaction’s term. In these circumstances, the entity is required to provide by type of transaction 1) the carrying amount of the assets derecognized and the gross amount of proceeds received at the transfer date, 2) any related amounts reported on the balance sheet, such as those represented by derivative contracts, and 3) information about its ongoing exposure to the economic return on the transferred financial assets.

ASU 2014-11 is effective for public entities for annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. The entity must report changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The new disclosures are not required for comparative periods prior to the effective date. Adopting this ASU has a material impact on the Company's presentation of its statement of financial condition and results of operations as it relates to the Company’s linked transactions (See Note 8). Currently, linked transactions are reported on the balance sheet as derivative transactions, as a result of this ASU, the assets and repurchase agreements that encompass linked transactions will be bifurcated and the gross amounts will be reported in available-for-sale securities and repurchase agreements respectively. In addition, unrealized gain (loss) and interest income on assets that are deemed to be linked are currently reflected in the income statement in other income unrealized gain (loss) and net interest income from Linked Transaction line item, as a result of this ASU the interest income will be recognized in revenue interest income and unrealized gain (loss) will be reflected in other comprehensive income.

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

In February 2015, FASB issued ASU No. 2015-02 “Amendments to the Consolidation Analysis”, which amends ASC 810, “Consolidation”. The amendments in this ASU affect the evaluation of, and consolidation analysis for, VIEs and is effective for public entities for annual periods, and interim periods within such annual periods, beginning after December 15, 2014. The Company has not yet completed its review of this ASU and accordingly cannot assess its effect on the Company’s current accounting policies.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

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

Mortgage Loans Held-for-sale

Designation

The Company currently classifies its residential mortgage loans as held-for-sale (“HFS”) investments. HFS residential mortgage loans include loans that the Company is marketing for sale to third parties, including transfers to securitization trusts.

The Company elected the fair value option for residential mortgage loans it has acquired and classifies as HFS. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront and costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in gain (loss) on mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss). The fair value option is irrevocable once the loan is acquired.

Determination of Mortgage Loan Fair Value

The Company determines the fair values of the mortgage loans in its portfolio from third-party pricing services. The third-party pricing services use common market pricing methods that may include pricing models which may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps, as applicable. In addition, the third-party pricing services benchmark their pricing models against observable pricing levels being quoted by a range of market participants active in the purchase and sale of residential mortgage loans.

The Company obtains pricing data from a primary third-party pricing service for each mortgage loan. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company will determine that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of the price at which a specific loan can be traded in the normal course of business, and/or is materially divergent from the price at which the Company would be willing to purchase such a loan in the normal course of its business.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

MSRs and Excess Servicing Rights

Designation

MSRs are associated with residential mortgage loans that the Company has purchased and subsequently sold or securitized, and are typically acquired directly from loan originators and recognized at the time that loans are transferred to a third party or a securitization, in each case providing such transfer meets the GAAP criteria for sale. The Company retains the rights to service certain loans that it sells or securitizes, but employs one or more sub-servicers to perform these servicing activities.

To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at our TRS.

The Company has elected the fair value option in respect of MSRs and excess servicing rights.

Determination of Fair Value

The Company determines the fair value of its MSRs and excess servicing rights from third-party pricing services. The third-party pricing services use common market pricing methods that include market discount rates, prepayment speeds of serviced loans, the market cost of servicing, and observed market pricing for MSR purchase and sale transactions. Changes in the fair value of MSRs occur primarily as a result of the collection and realization of expected cashflows, as well as changes in valuation inputs and assumptions.

The Company obtains MSR pricing data from a primary third-party pricing service, and validates its understanding of methodology and assumptions underlying the fair value used.

See Note 12 for a further presentation on MSRs and excess servicing rights.

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of December 31, 2014. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Determination of Fair Value

As noted earlier, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust. The trusts are “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trusts is more observable, but in either case, the methodology results in the fair value of the assets of each of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of each of the trusts is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Multi-Family MBS, while the individual assets of the trusts are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of each of the trust’s assets in their entirety should be classified as Level 2 valuations.

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust as of December 31, 2014. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within each of the trusts.

Determination of Fair Value

As noted earlier, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust. The trusts are “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trusts is more observable, but in either case, the methodology results in the fair value of each of the assets of each of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of each of the trusts is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of each of the trusts, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities is more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of each of the trust’s assets in their entirety should be classified as Level 2 valuations.

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

Notes to Consolidated Financial Statements

December 31, 2014

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

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Non-Agency RMBS and Multi-Family MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this Note, as they are accounted for as derivatives. (See Notes 8 and 9).

The following table presents the Company’s AFS investment securities by collateral type at fair value as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$162,344,627	$237,143,864
Federal National Mortgage Association	152,486,058	145,156,756
Non-Agency	53,485,053	62,684,335
Total mortgage-backed securities	$368,315,738	$444,984,955

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Agency	Non-Agency	Total
Face Value	$309,790,551	$76,672,548	$386,463,099
Unamortized premium	4,796,106	-	4,796,106
Unamortized discount
Designated credit reserve	-	(12,697,796)	(12,697,796)
Net, unamortized	(2,244,687)	(15,209,335)	(17,454,022)
Amortized Cost	312,341,970	48,765,417	361,107,387
Gross unrealized gain	3,670,643	4,732,247	8,402,890
Gross unrealized (loss)	(1,181,928)	(12,611)	(1,194,539)
Fair Value	$314,830,685	$53,485,053	$368,315,738

	December 31, 2013
	Agency	Non-Agency	Total
Face Value	$386,672,123	$95,390,328	$482,062,451
Unamortized premium	12,544,193	-	12,544,193
Unamortized discount
Designated credit reserve	-	(16,126,355)	(16,126,355)
Net, unamortized	(1,489,132)	(20,911,248)	(22,400,380)
Amortized Cost	397,727,184	58,352,725	456,079,909
Gross unrealized gain	-	4,331,610	4,331,610
Gross unrealized (loss)	(15,426,564)	-	(15,426,564)
Fair Value	$382,300,620	$62,684,335	$444,984,955

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities, inclusive of securities previously booked as linked, for the years ended December 31, 2014 and December 31, 2013:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
AFS securities sold, at cost	$462,470,753	$717,309,717
Proceeds from AFS securities sold	466,239,975	687,203,605
Net realized gain (loss) on sale of AFS securities	$3,769,222	$(30,106,112)

The following tables present the fair value of AFS investment securities by rate type as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Agency	Non-Agency	Total
Adjustable rate	$229,648,342	$53,485,053	$283,133,395
Fixed rate	85,182,343	-	85,182,343
Total	$314,830,685	$53,485,053	$368,315,738

	December 31, 2013
	Agency	Non-Agency	Total
Adjustable rate	$170,587,649	$62,684,335	$233,271,984
Fixed rate	211,712,971	-	211,712,971
Total	$382,300,620	$62,684,335	$444,984,955

The following tables present the fair value of AFS investment securities by maturity date as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Less than one year	$-	$-
Greater than one year and less than five years	35,855,146	-
Greater than or equal to five years	332,460,592	444,984,955
Total	$368,315,738	$444,984,955

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the changes for the years ended December 31, 2014 and December 31, 2013 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	December 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2014	$(16,126,355)	$(22,400,380)	$(38,526,735)
Acquisitions	-	(2,361,186)	(2,361,186)
Dispositions	559,860	1,667,828	2,227,688
Accretion of net discount	-	4,760,729	4,760,729
Realized gain on paydowns	-	223,212	223,212
Realized credit losses	2,868,699	-	2,868,699
Release of credit reserves	-	655,775	655,775
Ending balance at December 31, 2014	$(12,697,796)	$(17,454,022)	$(30,151,818)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(19,145,414)	$(24,606,107)	$(43,751,521)
Accretion of net discount	-	2,836,240	2,836,240
Realized gain on paydowns	-	25,262	25,262
Realized credit losses	2,363,284	-	2,363,284
Release of credit reserves	655,775	(655,775)	-
Ending balance at December 31, 2013	$(16,126,355)	$(22,400,380)	$(38,526,735)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss). For the year ended December 31, 2013, the Company had unrealized gains (losses) on AFS securities of $18,303,304. For the year ended December 31, 2013, the Company had unrealized gains (losses) on AFS securities of ($13,528,951).

The following tables present components of interest income, inclusive of purchased accrued interest, on the Company’s AFS securities for the years ended December 31, 2014 and December 31, 2013

	Year Ended December 31, 2014			Year Ended December 31, 2013
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$11,409,239	$603,547	$12,012,786	$14,266,215	$(716,788)	$13,549,427
Non-Agency	261,050	4,077,481	4,338,531	170,750	2,691,552	2,862,302
Multi-Family	184,411	24,610	209,021	-	-	-
Total	$11,854,700	$4,705,638	$16,560,338	$14,436,966	$1,974,764	$16,411,730

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Unpaid principal balance	$54,348,654	$-
Fair value adjustment	329,728	-
Carrying value	$54,678,382	$-

At December 31, 2014 and December 31, 2013, the Company pledged mortgage loans with a fair value of $54.7 million and $0, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Repurchase Agreements.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of December 31, 2014 are as follows:

December 31, 2014
Massachussetts	46.2%
New Jersey	25.6%
California	21.2%

At December 31, 2014, none of the Company’s mortgage loans held-for-sale was more than 30 days past due.

NOTE 6 – MULTI-FAMILY MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $79,933,551 at December 31, 2014.

The combined balance sheet of the multi-family mortgage loan securitization trusts at December 31, 2014:

Balance Sheet	December 31, 2014
Assets
Multi-family mortgage loans held in securitization trusts	$1,750,294,430
Receivables	6,012,642

Total assets	$1,756,307,072

Liabilities and Equity
Multi-family securitized debt obligations	$1,670,573,456
Payables	5,800,065
$1,676,373,521
Equity	79,933,551

Total liabilities and equity	$1,756,307,072

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 6 – MULTI-FAMILY MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,637,721,473 at December 31, 2014. The multi-family securitized debt obligations had an unpaid principal balance of $1,637,721,473 at December 31, 2014

The combined statement of operations of the multi-family mortgage loan securitization trusts at December 31, 2014 are as follows:

Statement of Operation	For the period from date of consolidation to December 31, 2014*
Interest income	$21,158,102
Interest expense	(19,400,851)
Net interest income	$1,757,251
General and administrative fees	(1,086,165)
Unrealized gain (loss) on multi-family mortgage loan held in securitization trusts	1,473,484
Net Income	$2,144,570

* The Company consolidated the first trust in September, 2014 and the second trust in October, 2014.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the trusts as of December 31, 2014:

December 31, 2014
Texas	20.7%
California	12.7%
New York	11.1%
Washington	6.1%
Colorado	6.0%
Georgia	5.0%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $128,914,329 at December 31, 2014.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

The combined balance sheet of the residential mortgage loan securitization trusts at December 31, 2014:

Balance Sheet	December 31, 2014
Assets
Residential mortgage loans held in securitization trusts	$631,446,984
Receivables	2,030,045

Total assets	$633,447,029

Liabilities and Equity
Residential securitized debt obligations	$502,900,040	(1)
Payables	1,662,660
	$504,562,700
Equity	128,914,329

Total liabilities and equity	$633,477,029

(1)  Includes $70,864,063 of residential securitized debt obligations sold but not settled as of December 31, 2014.

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $606,835,758 at December 31, 2014. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $606,835,758 at December 31, 2014.

The consolidated statements of operations of the residential mortgage loan securitization trusts at December 31, 2014 are as follows:

Statements of Operation	For the period from date of consolidation to December 31, 2014 *
Interest income	$4,438,633
Interest expense	(3,575,168)
Net interest income	$863,465
General and administrative fees	(44,267)
Unrealized gain (loss) on residential mortgage loans held in securitization trusts	3,059,647
Net Income	$3,878,845

* The Company consolidated the first trust in October, 2014, and the second trust in December, 2014.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of December 31, 2014:

December 31, 2014
California	52.5%
Washington	10.9%
Massachussetts	7.3%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 8 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited purpose of the company that organized it, and a SPE is frequently used for the purpose of securitizing, or re-securitizing, financial assets. They are typically structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to certificate holders. As a consequence of their purpose and design, SPEs are typically VIEs.

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust, JPMMT 2014-OAK4 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the trusts in its financial statements as of and for the period ending December 31, 2014. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7.

NOTE 9 – RESTRICTED CASH

As of December 31, 2014, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Restricted cash balance held by:
Broker counterparties for derivatives trading	$5,104,533	$7,297,667
Repurchase counterparties as restricted collateral	6,296,112	6,015,490
FOAC as minimum required capital	-	30,016
Total	$11,400,645	$13,343,173

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 10 – REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements (including three residential loan warehouse facilities) to finance its portfolio of investments. The aggregate borrowing limit of the residential loan warehouse facilities was $375 million at December 31, 2014. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 0.99% at December 31, 2014. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$298,783,000	0.36%	$370,901,000	0.40%
Non-Agency(1)	200,347,000	1.25%	41,271,000	2.09%
Multi-Family(2)	45,484,000	1.85%	-	0.00%
Mortgage loans	50,263,852	2.86%	-	0.00%
Total	$594,877,852	0.99%	$412,172,000	0.57%

(1)	At December 31, 2014 and December 31, 2013, the Company had repurchase agreements of $85,497,000 and $61,181,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).
(2)	At December 31, 2014, the Company had repurchase agreements of $63,796,000 that were linked to Multi-Family MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

At December 31, 2014 and December 31, 2013, the repurchase agreements, including residential loan warehouse facilities, had the following remaining maturities:

	December 31, 2014	December 31, 2013
< 30 days	$465,817,820	$373,422,000
31 to 60 days	86,025,327	38,750,000
> 90 days	43,034,705	-
Total	$594,877,852	$412,172,000

Under the repurchase agreements (including residential loan warehouse facilities), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of December 31, 2014.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 10 – REPURCHASE AGREEMENTS (Continued)

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2014 and December 31, 2013:

	December 31, 2014
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	of collateral held
North America	$388,138,820	65.25%	19	$463,615,686
Europe (2)	93,350,032	15.69%	21	113,286,452
Asia (2)	113,389,000	19.06%	122	118,519,817
Total	$594,877,852	100.00%	36	$695,421,955

(1) At December 31, 2014, the Company had repurchase agreements of $85,497,000 and $63,796,000 that were linked to Non-Agency RMBS and Multi-Family MBS purchases, respectively, and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

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

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaption and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the consolidated statement of operations as a realized loss on derivative contracts. In addition, as set out in Note 3, the Company records Linked Transactions as a forward purchase (derivative) contract at fair value on the consolidated balance sheet. Although Linked Transactions are accounted for as derivative instruments, they are not entered into as part of the Company’s risk management activities and are not designated as hedging instruments.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of December 31, 2014 and December 31, 2013. The Company’s Linked Transactions are evaluated on a combined basis.

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(1,755,107)	226,000,000
Swaptions	21,550	25,000,000	-	-
Futures	-	-	(533,951)	98,000,000
Linked transactions	60,818,111	-	-	-
Total	$60,839,661	25,000,000	$(2,289,058)	324,000,000

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$237,989	57,000,000	$(1,231,667)	281,000,000
Swaptions	1,770,795	25,000,000	-	-
Futures	154,265	10,000,000	-	-
TBAs	68,359	25,000,000	-	-
Linked transactions	33,352,562	-	-	-
Total	$35,583,970	117,000,000	$(1,231,667)	281,000,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(124,591)	0.66%	1.1	0.0%
Greater than 3 years and less than 5 years	191,000,000	(1,630,516)	1.66%	3.7	0.0%
Total	$226,000,000	$(1,755,107)	1.51%	3.3	0.0%

	December 31, 2013
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(166,619)	0.66%	2.1	0.0%
Greater than 3 years and less than 5 years	151,000,000	(764,807)	1.66%	4.6	0.0%
Greater than 7 years and less than 10 years	95,000,000	(300,242)	2.85%	7.6	100.0%
Greater than 10 years	57,000,000	237,990	3.29%	10.7	100.0%
Total	$338,000,000	$(993,678)	2.17%	6.2	45.0%

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements to each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company has pledged financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 9 for the amounts of restricted cash outstanding.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s consolidated balance sheets as of December 31, 2014 and December 31, 2013:

	December 31, 2014
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions(2)	$210,402,629	$(149,584,518)	$60,818,111	$(60,818,111)	$-	$-
Swaptions	21,550	-	21,550	-	-	21,550
Total	$210,424,179	$(149,584,518)	$60,839,661	$(60,818,111)	$-	$21,550

	December 31, 2014
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$594,877,852	$-	$594,877,852	$-	$-	$594,877,852
Linked transactions(2)	(149,584,518)	149,584,518	-	-	-	-
Interest rate swaps	(1,755,107)	-	(1,755,107)	-	1,755,107	-
Futures	(533,951)	-	(533,951)	-	533,951	-
Total	$443,004,276	$149,584,518	$592,588,794	$-	$2,289,058	$594,877,852

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following tables present certain information concerning the Non-Agency RMBS, Multi-Family MBS and repurchase financings underlying the Company’s Linked Transactions as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Non-Agency	Multi-Family	Total
Face Value	$186,532,050	$102,968,560	$289,500,610
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(36,627,428)	-	(36,627,428)
Net, unamortized	(28,768,448)	(18,323,619)	(47,092,067)
Amortized Cost	121,136,174	84,644,941	205,781,115
Gross unrealized gain	5,733,793	1,770,361	7,504,154
Gross unrealized loss	(2,441,655)	(604,957)	(3,046,612)
Fair Value	$124,428,312	$85,810,345	$210,238,657

	December 31, 2013
	Non-Agency	Multi-Family	Total
Face Value	$148,864,823	$-	$148,864,823
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(29,857,597)	-	(29,857,597)
Net, unamortized	(30,770,386)	-	(30,770,386)
Amortized Cost	88,236,840	-	88,236,840
Gross unrealized gain	6,859,625	-	6,859,625
Gross unrealized loss	(473,672)		(473,672)
Fair Value	$94,622,793	$-	$94,622,793

The following tables present the changes for the years ended December 31, 2014 and December 31, 2013 of the unamortized net discount and designated credit reserves on Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions:

	December 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as at January 1, 2014	$(29,857,597)	$(30,770,386)	$(60,627,983)
Acquisitions	(19,384,939)	(47,651,628)	(67,036,567)
Dispositions	9,468,964	15,465,093	24,934,057
Accretion of net discount	-	12,122,919	12,122,919
Realized credit losses	3,146,144	-	3,146,144
Release of credit reserves	-	3,741,935	3,741,935
Ending balance at December 31, 2014	$(36,627,428)	$(47,092,067)	$(83,719,495)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(37,793,143)	$(29,569,939)	$(67,363,082)
Accretion of net discount	-	3,647,915	3,647,915
Realized credit losses	3,087,184	-	3,087,184
Release of credit reserves	4,848,362	(4,848,362)	-
Ending balance at December 31, 2013	$(29,857,597)	$(30,770,386)	$(60,627,983)

Linked Repurchase Agreements

	December 31, 2014
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	86,985,000	58.26%	33	124,620,916
Europe (1)	46,381,000	31.07%	15	62,487,229
Asia (1)	15,927,000	10.67%	9	23,130,512
Total	$149,293,000	100.00%	25	$210,238,657

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2013
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	52,871,000	86.42%	21	79,528,540
Asia (1)	4,987,000	8.15%	7	8,790,416
Europe (1)	3,323,000	5.43%	43	6,303,837
Total	$61,181,000	100.00%	21	$94,622,793

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

At December 31, 2014, Linked Transactions also included $163,972 of associated accrued interest receivable and $291,518 of accrued interest payable.

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the years ended December 31, 2014 and December 31, 2013:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Year Ended December 31, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(9,705,847)	$(761,429)	$(10,467,276)
Swaptions	(336,000)	(1,413,244)	(1,749,244)
Futures	(8,621,211)	(688,217)	(9,309,428)
TBAs	448,598	(68,359)	380,239
Total	$(18,214,460)	$(2,931,249)	$(21,145,709)

	Year Ended December 31, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$19,283,710	$(709,923)	$18,573,787
Swaptions	(278,667)	1,365,399	1,086,732
Futures	(8,595)	154,265	145,670
TBAs	(183,594)	68,359	(115,235)
Total	$18,812,854	$878,100	$19,690,954

(1) In the year ended December 31, 2014, net swap interest expense totaled $3,495,232 comprised of $3,329,219 in interest expense paid (included in realized gain (loss) and $166,013 in accrued interest expense (included in unrealized appreciation (depreciation). In the year ended December 31, 2013 net swap interest expense totaled $1,724,725 comprised of $1,414,578 in interest expense paid (included in realized gain (loss) and $310,147 in accrued interest expense (included in unrealized appreciation (depreciation).

The following table presents certain information about the components of the unrealized net gain (loss) and net interest income from Linked Transactions included in the Company’s consolidated statement of operations for the years ended December 31, 2014 and December 31, 2013:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Interest income attributable to AFS underlying Linked Transactions	$15,427,632	$4,025,456
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(2,893,375)	(622,942)
Change in fair value of Linked Transactions included in earnings	(1,928,409)	2,435,795
Unrealized gain (loss) and net interest income from Linked Transactions	$10,605,848	$5,838,309

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 12 - MSRs

During the year ended December 31, 2014, the Company retained the servicing rights associated with an aggregate principal balance of $370,425,602 of residential mortgage loans that the Company transferred to two residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 13 – FINANCIAL INSTRUMENTS

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of December 31, 2014 and December 31, 2013:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2014
Assets:
Residential mortgage-backed securities (a)	$-	$368,315,738	$-	$368,315,738
Residential mortgage loans	-	54,678,382	-	54,678,382
Multi-Family mortgage loans held in securitization trusts	-	1,750,294,430	-	1,750,294,430
Residential mortgage loans held in securitization trusts	-	631,446,984	-	631,446,984
Linked transactions (b)	-	60,818,111	-	60,818,111
Swaptions	-	21,550	-	21,550
Total	$-	$2,865,575,195	$-	$2,865,575,195

Liabilities:
Interest rate swaps	$-	$(1,755,107)	$-	$(1,755,107)
Multi-family securitized debt obligations	-	(1,670,573,456)	-	(1,670,573,456)
Residential securitized debt obligations	-	(432,035,976)	-	(432,035,976)
Futures	(533,951)	-	-	(533,951)
Total	$(533,951)	$(2,104,365,061)	$-	$(2,104,899,012)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

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

During the years ended December 31, 2014 and December 31, 2013, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by Oak Circle Capital Partners LLC. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s shareholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s shareholders’ equity for the purposes of calculating the management fee could be greater than the amount of shareholders’ equity shown on the financial statements. The management agreement is automatically renewed each year for a twelve month period.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

For the year ended December 31, 2014, the Company incurred management fees of $2,627,592, included in Management Fee in the consolidated statement of operations, of which $510,000 was accrued but had not been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

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

For the year ended December 31, 2014, the Company incurred reimbursable expenses of $3,247,683, included in operating expenses reimbursable to Manager in the consolidated statement of operations, of which $280,000 was accrued but had not yet been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

Fulfillment and Securitization Fees

During 2014, The Company’s Manager accrued fees pursuant to Section 8(b) of our Management Agreement in addition to the Management Fee for services rendered in connection with FOAC’s aggregation of loans and the subsequent contribution of these and certain other loans into the JPMMT 2014-OAK4 Trust and the CSMC 2014-OAK1 Trust. All of the invoices for such fees were approved by the Company’s Audit Committee pursuant to the Company’s related party transaction policies. Fees accrued during 2014 totaled $1,017,627, of which $272,000 was still payable at December 31, 2014. The Company’s Manager invoiced the Company for mortgage banking services provided in connection with loans contributed by other originators into the securitizations. The Company’s Manager invoiced FOAC for fulfillment services in connection with the loans sold by FOAC into the residential mortgage loan securitizations. A significant portion of the fee payments were utilized by the Company’s Manager to pay incentive compensation to employees of the Company’s Manager deemed essential to the success of the Company’s loan aggregation and securitization business.

Manager Equity Plan

The Company has adopted a Manager Equity Plan under which the Company may compensate the Manager and the Company’s independent directors or consultants, or officers whom it may employ in the future, if any. In turn, the Manager, in its sole discretion, grants such awards to its directors, officers, employees or consultants. The Company will be able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award.

Stock based compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company’s common stock.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually after the Company’s Annual General Meeting vesting in full one year later. As of the closing of the Company’s initial public offering (the “IPO”), the Company’s board of directors granted to each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50. On March 27, 2014, the 4,500 shares of restricted stock granted to the independent directors fully vested. On August 19, 2014 the Company’s board of directors granted each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vest in full one year after the Company’s 2014 Annual General Meeting. The grant date fair value of these restricted shares was $50,715 based on the closing price of the Company’s common stock on August 19, 2014 of $11.27.

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

For the year ended December 31, 2014, the Company recognized compensation expense related to restricted common stock of $113,635, included in compensation expense in the consolidated statement of operations. The Company has unrecognized compensation expense of $28,375 as of December 31, 2014 for unvested shares of restricted common stock. As of December 31, 2014, the weighted average period for which the unrecognized compensation expense will be recognized is 8.7 months.

NOTE 15 – STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,718,750 and 7,389,250 shares issued and outstanding as of December 31, 2014 and December 31, 2013 respectively.

On February 19, 2014, the Company issued 3,000,000 shares of common stock for $11.30 per share. Net proceeds to the Company were $31,927,377.

The Company granted the underwriters the right to purchase up to an additional 450,000 shares of common stock from the Company at the offering price of $11.30 per share within 30 days after the issuance date of the common stock. The underwriters exercised their right and purchased 300,000 shares of common stock at the offering price of $11.30 per share on March 7, 2014, resulting in additional net proceeds of $3,214,325.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

On June 19, 2014, the Company issued 3,500,000 shares of common stock for $11.00 per share. Net proceeds to the Company were $38,442,925.

The Company granted the underwriters the right to purchase up to an additional 525,000 shares of common stock from the Company at the offering price of $11.00 per share within 30 days after the issuance date of the common stock. The underwriters exercised their right and purchased 525,000 shares of common stock at the offering price of $11.00 per share on July 14, 2014, resulting in additional net proceeds of $5,769,750.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 and 800,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of December 31, 2014 and December 31, 2013. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

The Company in connection with a December 2013 public offering of our Series A Preferred Stock granted the underwriters the right to purchase up to an additional 120,000 shares of Series A Preferred Stock from the Company at the offering price of $25.00 per share within 30 days after the issuance date of Series A Preferred Stock. The underwriters fully exercised their right and purchased 120,000 shares of Series A Preferred Stock at $25.00 per share on January 24, 2014, resulting in additional net proceeds of $2,778,201.

On May 27, 2014, the Company closed an offering of 690,000 additional shares of Series A Preferred Stock, including the concurrent exercise of the underwriters’ overallotment option. The net proceeds to the Company from this issuance were $16,325,373.

Deferred Offering Costs

Pursuant to the April 25, 2014 S-3 registration statement, the Company incurred $1,133,117 during the year ended December 31, 2014 in deferred offering expenses. These expenses are being amortized on a straight-line basis over the three year period that the statement is valid. To date the Company has amortized $187,457 in deferred offering cost, of which $187,457 was expensed during the year, resulting in a balance of $945,660.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

Distributions to stockholders

For the 2014 taxable year, the Company has declared dividends to common stockholders totaling $18,229,875, or $1.47 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 30, 2013	January 15, 2014	January 30, 2014	$923,656	$0.09235
December 30, 2013	February 14, 2014	February 27, 2014	$923,656	$0.09235
December 30, 2013	March 17, 2014	March 28, 2014	$1,336,156	$0.13359
March 25, 2014	April 15, 2014	April 29, 2014	$1,336,156	$0.13359
March 25, 2014	May 15, 2014	May 29, 2014	$1,336,157	$0.13359
March 25, 2014	June 16, 2014	June 27, 2014	$1,336,156	$0.13359
June 17, 2014	July 15, 2014	July 30, 2014	$1,839,281	$0.15904
June 17, 2014	August 15, 2014	August 27, 2014	$1,839,281	$0.15904
June 17, 2014	September 15, 2014	September 29, 2014	$1,839,844	$0.15909
September 15, 2014	October 15, 2014	October 30, 2014	$1,839,844	$0.14887
September 15, 2014	November 14, 2014	November 26, 2014	$1,839,844	$0.14887
September 15, 2014	December 15, 2014	December 30, 2014	$1,839,844	$0.14887

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the year ended December 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 23, 2013	January 15, 2014	January 27, 2014	$165,280	$0.20660
December 23, 2013	February 14, 2014	February 27, 2014	$167,716	$0.18230
December 23, 2013	March 17, 2014	March 27, 2014	$167,716	$0.18230
March 25, 2014	April 15, 2014	April 28, 2014	$167,716	$0.18230
March 25, 2014	May 15, 2014	May 27, 2014	$167,716	$0.18230
March 25, 2014	June 16, 2014	June 27, 2014	$293,503	$0.18230
June 17, 2014	July 15, 2014	July 28, 2014	$293,503	$0.18230
June 17, 2014	August 15, 2014	August 27, 2014	$293,503	$0.18230
June 17, 2014	September 15, 2014	September 29, 2014	$293,503	$0.18230
September 15, 2014	October 15, 2014	October 20, 2014	$293,503	$0.18230
September 15, 2014	November 14, 2014	November 26, 2014	$293,503	$0.18230
September 15, 2014	December 15, 2014	December 30, 2014	$293,503	$0.18230

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2014 and December 31, 2013:

	Year Ended December 31, 2014		Years Ended December 31, 2013
Net income		$3,313,785		$3,226,430

Less dividends paid:
Common stock	$18,229,875		$10,082,871
Unvested share-based
payment awards	2,887,296		44,827
		21,117,171		10,127,698
Undistributed earnings		$(17,803,386)		$(6,901,268)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$1.47	$1.47	$-	$1.64
Undistributed earnings (deficit)	(1.44)	(1.44)	(1.12)	(1.12)
Total	$0.03	$0.03	$(1.12)	$0.52

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 9 because the warrants’ exercise price is greater than the average market price of the common shares for the period, and thereby anti-dilutive.

NOTE 17 – SEGMENT REPORTING

The Company invests in a portfolio comprised of mortgage-backed securities, residential mortgage loans, and other mortgage-related investments, and operates as a single reporting segment.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 18 – INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, and FOAC therefore will be subject to tax as a corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The tax loss for December 31, 2013, the Company’s initial year, was ($64,204) and the book loss through December 31, 2014 was ($4,006,540). Due to the start-up nature of the FOAC business, future income or loss is difficult to project. This is negative evidence that supports the need for a valuation allowance against the Company’s net deferred tax assets.

As of December 31, 2014, Management is not aware of any uncertain tax positions.

The following table summarized the Company’s deferred tax assets and valuation allowance as of December 31, 2014

As of December 31, 2014
Non-current Deferred Tax Asset (Liability)
Unrealized Gain (Security)	(1,393,014)
Net Operating Losses	1,545,254
152,240
Valuation Allowance	(152,240)
Net Non-current Deferred Tax Asset (Liability)	-

