Form 10-Q
period 2015-03-31
Five Oaks Investment Corp.
filed 2015-05-11
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2015
Common stock, $0.01 par value	14,718,750

FIVE OAKS INVESTMENT CORP.

2

 PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

March 31, 2015

(unaudited)

Contents

Page
Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	5

Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 (unaudited) and the three months ended March 31, 2014 (unaudited)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 (unaudited) and the three months ended March 31, 2014 (unaudited)	7

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 (unaudited) and the three months ended March 31, 2014 (unaudited)	9-10

Notes to Condensed Consolidated Financial Statements(unaudited)	11-42

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $600,419,826 and $366,103,204 for
March 31, 2015 and December 31, 2014, respectively)	$601,126,052	$368,315,738
Mortgage loans held-for-sale, at fair value	111,656,191	54,678,382
Multi-family loans held in securitization trusts, at fair value	1,671,260,380	1,750,294,430
Residential loans held in securitization trusts, at fair value	556,180,947	631,446,984
Linked transactions, net, at fair value	-	60,818,111
Cash and cash equivalents	26,290,939	32,274,285
Restricted cash	14,324,235	11,400,645
Deferred offering costs	1,014,112	945,661
Deferred securitization costs	145,710	-
Accrued interest receivable	10,142,515	10,962,663
Investment related receivable	223,958	979,509
Derivative assets, at fair value	-	21,550
Other assets	91,365	71,599
Total assets	$2,992,456,404	$2,922,209,557
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$647,487,000	$544,614,000
Mortgage loans held-for-sale	97,360,853	50,263,852
FHLB Advances	1,000,000	-
Multi-family securitized debt obligations	1,589,502,264	1,670,573,456
Residential securitized debt obligations	434,401,168	432,035,976
Derivative liabilities, at fair value	4,102,546	2,289,058
Accrued interest payable	7,710,568	8,238,924
Dividends payable	39,132	39,132
Fees and expenses payable to Manager	1,226,000	1,062,000
Other accounts payable and accrued expenses	1,014,595	295,029
Total liabilities	2,783,844,126	2,709,411,427
STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at March 31,
2015 and December 31, 2014, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,718,750 and 14,718,750
shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively	146,953	146,953
Additional paid-in capital	189,252,974	189,332,874
Accumulated other comprehensive income (loss)	19,090,309	7,208,350
Cumulative distributions to stockholders	(38,806,581)	(32,406,541)
Accumulated earnings	1,771,651	11,359,522
Total stockholders' equity	208,612,278	212,798,130
Total liabilities and stockholders' equity	$2,992,456,404	$2,922,209,557

(1)	Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIE's) as the Company is the primary beneficiary of these VIEs. As of March 31, 2015 and December 31, 2014, assets of consolidated VIEs totaled $2,235,195,560 and $2,389,784,101, respectively, and the liabilities of consolidated VIEs totaled $2,030,839,804 and $2,180,936,221, respectively

See Notes 6 and 7 for further discussion

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three	Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$6,805,958	$3,902,963
Mortgage loans held-for-sale	705,461	-
Multi-family loans held in securitization trusts	17,635,476	-
Residential loans held in securitization trusts	5,891,779	-
Cash and cash equivalents	4,341	5,660
Interest expense:
Repurchase agreements - available-for-sale securities	(1,712,768)	(561,159)
Repurchase agreements - mortgage loans held-for-sale	(436,593)	-
Multi-family securitized debt obligations	(16,135,459)	-
Residential securitized debt obligations	(3,655,469)	-
Net interest income	9,102,726	3,347,464

Other-than-temporary impairments
Increase in credit reserves	(1,977,489)	-
Additional other-than-temporary credit impairment losses	(2,890,939)	-
Total impairment losses recognized in earnings	(4,868,428)	-

Other income:
Realized gain (loss) on sale of investments, net	(154,313)	(4,208,016)
Unrealized gain (loss) and net interest income from Linked Transactions	-	5,892,193
Realized gain (loss) on derivative contracts, net	(2,830,486)	(842,767)
Unrealized gain (loss) on derivative contracts, net	(1,751,038)	(5,132,327)
Realized gain on mortgage loans held-for-sale	272,232	-
Unrealized gain on mortgage loans held-for-sale	551,383	-
Unrealized gain/(loss) on multi-family loans held in securitization trusts	2,037,112	-
Unrealized gain/(loss) on residential loans held in securitization trusts	(3,356,407)	-
Total other income (loss)	(5,231,517)	(4,290,917)
Expenses:
Management fee	717,775	467,536
General and administrative expenses	1,683,876	252,089
Operating expenses reimbursable to Manager	1,051,567	668,653
Other operating expenses	619,243	129,465
Compensation expense	60,647	80,078
Total expenses	4,133,108	1,597,821
Net income (loss)	$(5,130,327)	$(2,541,274)
Dividends to preferred stockholders	(880,509)	(480,573)
Net income (loss) attributable to common stockholders	$(6,010,836)	$(3,021,847)
Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$(6,010,836)	$(3,021,847)
Weighted average number of shares of common stock outstanding	14,718,750	8,872,617
Basic and diluted income (loss) per share	$(0.41)	$(0.34)
Dividends declared per share of common stock	$0.38	$0.36

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three	Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Net income (loss)	$(5,130,327)	$(2,541,274)
Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	2,555,987	6,841,785
Reclassification adjustment for net gain (loss) included in net income	-	5,563,982
Reclassification adjustment for other-than-temporary impairments included in net income	4,868,428	-
Reclassification cumulative adjustment for Linked Transactions	4,457,544	-
Total other comprehensive income (loss)	11,881,959	12,405,767
Less: Dividends to preferred stockholders	(880,509)	(480,573)
Comprehensive income (loss) attributable to common stockholders	$5,871,123	$9,383,920

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Balance at January 1, 2015	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,350	$(32,406,541)	$11,359,522	$212,798,130
Issuance of common stock, net	-	-	9,500	-	-	-	-	-	-
Cost of issuing common stock	-	-	-	-	(105,547)	-	-	-	(105,547)
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Restricted stock compensation expense	-	-	(9,500)	-	25,647	-	-	-	25,647
Net income	-	-	-	-	-	-	-	(5,130,327)	(5,130,327)
Other comprehensive income (loss)	-	-	-	-	-	2,555,987	-	-	2,555,987
Reclassification cumulative adjustment for Linked Transactions	-	-	-	-	-	4,457,544	-	(4,457,544)	-
Reclassification for other-than-temporary impairments included in net income	-	-	-	-	-	4,868,428	-	-	4,868,428
Common dividends declared	-	-	-	-	-	-	(5,519,531)	-	(5,519,531)
Preferred dividends declared	-	-	-	-	-	-	(880,509)	-	(880,509)
Balance at March 31, 2015	1,610,000	$37,156,972	14,718,750	$146,953	$189,252,974	$19,090,309	$(38,806,581)	$1,771,651	$208,612,278

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,130,327)	$(2,541,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	4,868,428	-
Amortization/accretion of available-for-sale securities premiums and discounts, net	(4,054,629)	(1,114,284)
Realized loss on sale of investments, net	154,313	4,619,002
Unrealized (gain) loss on Linked Transactions, net	-	(3,906,530)
Realized (gain) loss on derivative contracts	2,830,486	842,767
Unrealized (gain) loss on derivative contracts	1,751,038	5,132,327
Realized (gain) on mortgage loans held-for-sale	(272,232)	-
Unrealized (gain) on mortgage loans held-for-sale	(551,383)	-
Unrealized (gain) loss on multi-family loans held in securitization trusts	(2,037,112)	-
Unrealized (gain) loss on residential loans held in securitization trusts	3,356,407	-
Restricted stock compensation expense	25,647	(55,100)
Net change in:	-
Accrued interest receivable	695,665	(84,392)
Other assets	25,234	(43,103)
Accrued interest payable	(293,519)	(79,306)
Fees and expenses payable to Manager	164,000	105,000
Other accounts payable and accrued expenses	719,566	(26,656)
Net cash provided by operating activities	2,251,582	2,848,451
Cash flows from investing activities:
Purchase of available-for-sale securities	(30,494,013)	(120,163,603)
Purchase of mortgage loans held-for-sale	(60,408,315)	-
Purchase of FHLB stock	(45,000)	-
Proceeds from mortgage loans held-for-sale	3,943,436	-
Proceeds from sales of available-for-sale securities	-	83,435,713
Net proceeds from (payments for) derivative contracts	(2,746,486)	(758,767)
Principal payments from available-for-sale securities	17,551,490	8,069,672
Principal payments from mortgage loans held-for-sale	310,685	-
Deferred securitization	(145,710)	-
Investment related receivable	71,619,614	2,535
Restricted cash	(2,923,590)	(2,256,283)
Payable for securities purchased	-	1,014,045
Net cash used in investing activities	(3,337,889)	(30,656,688)
Cash flows from financing activities:
Net proceeds from issuance of common stock	(105,547)	39,241,880
Net proceeds from issuance of preferred stock	-	2,778,201
Deferred offering costs	(68,453)	-
Dividends paid on common stock	(5,519,531)	(3,183,469)
Dividends paid on preferred stock	(880,509)	(500,713)
Proceeds from repurchase agreements - available-for-sale securities	1,524,881,000	1,030,594,286
Proceeds from repurchase agreements - mortgage loans held-for-sale	47,097,001	-
Proceeds from FHLBI advances	1,000,000	-
Principal repayments of repurchase agreements - available-for-sale securities	(1,571,301,000)	(1,007,469,000)
Net cash received (paid) on securities underlying Linked Transactions	-	(110,210,375)
Net cash received from repurchase agreements underlying Linked Transactions	-	86,321,713
Net cash (used in)/provided by financing activities	(4,897,039)	33,572,523
Net increase (decrease) in cash and cash equivalents	(5,983,346)	5,764,286
Cash and cash equivalents, beginning of period	32,274,285	33,062,931
Cash and cash equivalents, end of period	$26,290,939	$38,827,217

Supplemental disclosure of cash flow information
Cash paid for interest	$2,151,362	$480,916
Non-cash investing and financing activities information
Restricted stock compensation expense	$25,647	$(55,100)
Dividends declared but not paid at end of period	$39,132	$22,361
Net change in unrealized gain (loss) on available-for-sale securities	$7,424,415	$12,405,767
Consolidation of multi-family loans held in securitization trusts	$1,677,170,247	$-
Consolidation of residential loans held in securitization trusts	$558,025,314	$-
Consolidation of multi-family securitized debt obligations	$1,595,199,584	$-
Consolidation of residential securitized debt obligations	$435,640,219	$-
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing.	$210,238,653	$-
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$149,293,000	$-

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

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

On April 30, 2014, the Company established Five Oaks Insurance LLC (“FOI”) as a wholly owned subsidiary. On February 24, 2015, FOI became a member of the Federal Home Loan Bank of Indianapolis. The Company consolidates this subsidiary under U.S. GAAP.

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

On March 23, 2015, the Company established Oaks Funding LLC (“OF”) as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of residential mortgage loan securitization transactions. The Company consolidates this subsidiary under U.S. GAAP.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements. The condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statement of stockholders’ equity and the condensed consolidated statements of cash flows, for the three months ended March 31, 2015 and for the three months ended March 31, 2014, are unaudited.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015 .

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At March 31, 2015, the Company determined that it was the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and two residential mortgage loan transactions (CSMC 2014-OAK1 and JPMMT 2014-OAK4), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2012-KF01 trust, the Company determined that it was the primary beneficiary of an intermediate trust that has the power to direct the activities and the obligation to absorb losses of the FREMF 2012-KF01 trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. At March 31, 2015 and December 31, 2014, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $171,914,913 and $53,485,053, respectively and Multi-Family MBS $119,165,050 and $0, respectively).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

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

Deferred Securitization Costs

Certain direct costs associated with the acquisition of residential mortgage loans are payable by the Company in advance of the subsequent securitization of these loans. To the extent that such costs are expected to be recovered at the time of a forthcoming securitization, payments made by the Company in respect of such costs will be recorded as an asset in the accompanying consolidated balance sheets in the line item “Deferred securitization costs”, for subsequent deduction from the securitization proceeds upon closing.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

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

Subsequent increases in cash flows expected to be collected are generally recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the extent that such decreases are due, at least in part, to an increase in credit loss expectations. To the extent that decreases in cash flows expected to be collected are the result of factors other than credit impairment, for example a change in rate of prepayments, such changes are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

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

March 31, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment

The Company evaluates its MBS, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, an OTTI should be recognized to the extent that the Company expects a decrease in gross future cash flows due to an increase in credit loss expectations (“credit impairment”). The full amount of the difference between the security’s previous and new cost basis resulting from credit impairment is recognized currently in earnings,. and the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method. To the extent the Company expects a change in the timing of future cash flows, but no decrease in the gross amount of such cash flows, this is considered a non-credit impairment. Changes in cash flows expected to be collected resulting from non-credit impairment are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

Mortgage Loans Held-for-Sale, at Fair Value

Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 – Fair Value Measurements for details on fair value measurement. Mortgage loans are currently classified as held-for-sale based upon the Company’s intent to sell them either in the secondary whole loan market or to include them in a securitization, including transfers to securitization entities that the Company sponsors and expects to be accounted for as sales for financial reporting purposes.

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, as of March 31, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the four trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 – Fair Value Measurement below for additional detail.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MSR income is recognized at the contractually agreed rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with whom the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

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

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, Five Oaks Insurance LLC,, became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, Five Oaks Insurance LLC may borrow funds from the FHLBI in the form of secured advances. FHLBI advances are treated as secured financing transactions and are carried at their contractual amounts.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

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

Determination of Mortgage Loan Fair Value

The Company determines the fair values of the mortgage loans in its portfolio from third-party pricing services. The third-party pricing services use common market pricing methods which may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps, as applicable. In addition, the third-party pricing services benchmark their pricing models against observable pricing levels being quoted by a range of market participants active in the purchase and sale of residential mortgage loans.

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

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

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

The Company has elected the fair value option in respect of MSRs.

Determination of Fair Value

The Company determines the fair value of its MSRs from third-party pricing services. The third-party pricing services use common market pricing methods that include market discount rates, prepayment speeds of serviced loans, the market cost of servicing, and observed market pricing for MSR purchase and sale transactions. Changes in the fair value of MSRs occur primarily as a result of the collection and realization of expected cashflows, as well as changes in valuation inputs and assumptions.

The Company obtains MSR pricing data from a primary third-party pricing service, and validates its understanding of methodology and assumptions underlying the fair value used. Fair values are estimated based on applying inputs to generate the net present value of estimated net servicing income, and as a consequence of the fact that these discounted cashflow models utilize certain significant unobservable inputs and observable MSR purchase and sale transactions are relatively infrequent, the Company classifies MSRs as a Level 3 asset.

See Note 12 for a further presentation on MSRs.

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of March 31, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Determination of Fair Value

As noted earlier, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust. The trusts are “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each of the trusts is more observable, but in either case, the methodology results in the fair value of the assets of each of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of each of the trusts is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Multi-Family MBS, while the individual assets of each of the trusts are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of the trust’s assets in their entirety should be classified as Level 2 valuations.

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust as of March 31, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within each of the trusts.

Determination of Fair Value

As noted earlier, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust. The trusts are “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each of the trusts is more observable, but in either case, the methodology results in the fair value of each of the assets of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of each of the trusts is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of the trusts, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities is more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of each of the trust’s liabilities, the Company has determined that the valuation of the trust’s assets in their entirety should be classified as Level 2 valuations.

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

March 31, 2015 (unaudited)

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

Non-Hedging Activity – Linked Transactions

With effect from January 1, 2015, ASU 2014-11 changes the basis on which the Company accounts for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which the Company accounts for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements respectively.

Prior to adoption of ASU 2014-11, it was presumed that the initial transfer of a financial asset (i.e. the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction”, unless certain criteria are met. The two components of a linked transaction (MBS purchase and repurchase financing) were accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s condensed consolidated balance sheet in the line item “Linked Transactions, net, at fair value”. Changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense were reported as “Unrealized gain and net interest income from Linked Transactions”, on the Company’s condensed consolidated statement of operations. When or if a transaction was no longer considered to be linked, the MBS and repurchase financing were reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions were no longer considered linked would have become the cost basis of the MBS, and the income recognition yield for such MBS would have been calculated prospectively using this new cost basis. (See Notes 10 and 11).

See Note 10 for specific disclosures regarding the location and amounts of derivative instruments in the financial statements and the accounting for derivative instruments and related hedged items.

Other Financial Instruments

The carrying value of short term instruments, including cash and cash equivalents, receivables and repurchase agreements whose term is less than twelve months, generally approximates fair value due to the short term nature of the instruments.

FHLBI stock, which Five Oaks Insurance LLC is required to purchase under a borrowing agreement with the FHLBI, is redeemable at face value, which represents the carrying value and fair value of the stock.

Non-Agency RMBS and Multi-Family MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this Note, as they are accounted for as derivatives. (See Notes 10 and 11).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

With effect from January 1, 2015, ASU 2014-11 changes the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. In addition, this resulted in a cumulative adjustment of $4.4 million to OCI from unrealized gains/losses previously recorded in earnings. Consequently, our GAAP financial statements as of and for the period ended March 31, 2015 are not directly comparable to prior period GAAP financials.

The following table presents the Company’s AFS investment securities by collateral type at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$160,960,558	$162,344,627
Federal National Mortgage Association	149,085,531	152,486,058
Non-Agency	171,914,913	53,485,053
Multi-Family	119,165,050
Total mortgage-backed securities	$601,126,052	$368,315,738

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Agency	Non-Agency		Multi-Family	Total
Face Value	$301,677,275	$254,443,355		$153,662,418	$709,783,048
Unamortized premium	4,681,293	-		-	4,681,293
Unamortized discount
Designated credit reserve	-	(51,699,067	)(1)	-	(51,699,067)
Net, unamortized	(2,062,001)	(39,141,722)		(37,548,139)	(78,751,862)
Amortized Cost	304,296,567	163,602,566		116,114,279	584,013,412
Gross unrealized gain	6,078,280	10,224,492		3,279,581	19,582,353
Gross unrealized (loss)	(328,758)	(1,912,145)		(228,810)	(2,469,713)
Fair Value	$310,046,089	$171,914,913		119,165,050	$601,126,052

	December 31, 2014
	Agency	Non-Agency	Total
Face Value	$309,790,551	$76,672,548	$386,463,099
Unamortized premium	4,796,106	-	4,796,106
Unamortized discount
Designated credit reserve	-	(12,697,796)	(12,697,796)
Net, unamortized	(2,244,687)	(15,209,335)	(17,454,022)
Amortized Cost	312,341,970	48,765,417	361,107,387
Gross unrealized gain	3,670,643	4,732,247	8,402,890
Gross unrealized (loss)	(1,181,928)	(12,611)	(1,194,539)
Fair Value	$314,830,685	$53,485,053	$368,315,738

(1) Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at March 31, 2015 reflect Credit Reserve of $2.0 million and OTTI of $2.9 million.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

At March 31, 2015, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI losses through earnings of approximately $4.9 million on six Non-Agency RMBS during the three months ended March 31, 2015. The company did not recognize any OTTI losses through earnings during the three months ended March 31, 2014.

Non-Agency RMBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes, or credit impairment. The Company’s estimate of cash flows for its Non-Agency RMBS is based on its review of the underlying mortgage loans securing these RMBS. The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants. Significant judgment is used in both the Company’s analysis of the expected cash flows for its Non-Agency RMBS and any determination of OTTI that is the result, at least in part, of credit impairment.

The following table presents the composition of OTTI charges recorded by the Company for the three months ended March 31, 2015 and 2014:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Increase in credit reserves	$(1,977,489)	$-
Additional other-than-temporary credit impairment losses	(2,890,939)	-
Total impairment losses recognized in earnings	(4,868,428)	-

Unrealized losses on the Company’s remaining Non-Agency RMBS were $1.9 million at March 31, 2015, which were reflected as a component of OCI. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit factors, including changes in the rate of prepayments.

To the extent the Company expects a change in the timing of future cash flows, but no decrease in the gross amount of such cash flows, this is considered a non-credit impairment, and such changes are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities, inclusive of securities previously booked as linked, for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
AFS securities sold, at cost	$-	$94,748,794
Proceeds from AFS securities sold	-	90,620,039
Net realized gain (loss) on sale of AFS securities	$-	$(4,128,755)

The following tables present the fair value of AFS investment securities by rate type as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$226,499,622	$171,914,913	-	$398,414,535
Fixed rate	83,546,467	-	119,165,050	202,711,517
Total	$310,046,089	$171,914,913	119,165,050	$601,126,052

	December 31, 2014
	Agency	Non-Agency	Total
Adjustable rate	$229,648,342	$53,485,053	$283,133,395
Fixed rate	85,182,343	-	85,182,343
Total	$314,830,685	$53,485,053	$368,315,738

The following tables present the fair value of AFS investment securities by maturity date as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Less than one year	$-	$-
Greater than one year and less than five years	63,628,832	35,855,146
Greater than or equal to five years	537,497,220	332,460,592
Total	$601,126,052	$368,315,738

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

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the changes for the three months ended March 31, 2015 and year ended December 31, 2014 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	March 31, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	$(49,325,117)	$(64,545,980)	$(113,871,097)
Acquisitions	-	(20,272,373)	(20,272,373)
Dispositions	-	-	-
Accretion of net discount	-	4,036,759	4,036,759
Realized gain on paydowns	-	52,244	52,244
Realized credit losses	2,494,478	-	2,494,478
Addition to credit reserves	(1,977,489)	1,977,489	-
Release of credit reserves	-	-	-
Ending balance at March 31, 2015	$(48,808,128)	$(78,751,861)	$(127,559,989)

	December 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2014	$(16,126,355)	$(22,400,380)	$(38,526,735)
Acquisitions	-	(2,361,186)	(2,361,186)
Accretion of net discount	559,860	1,667,828	2,227,688
Realized gain on paydowns	-	4,760,729	4,760,729
Realized credit losses	-	223,212	223,212
Release of credit reserves	2,868,699	-	2,868,699
Ending balance at December 31, 2013	-	655,775	655,775
	$(12,697,796)	$(17,454,022)	$(30,151,818)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three months ended March 31, 2015, the Company had unrealized gains (losses) on AFS securities of $7,424,415.

The following tables present components of interest income on the Company’s AFS securities for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$1,991,553	$148,255	$2,139,808	$2,696,219	$60,385	$2,756,604
Non-Agency	303,510	2,858,679	3,162,189	47,426	1,042,384	1,089,810
Multi-Family	456,266	1,047,695	1,503,961	45,034	11,514	56,548
Total	$2,751,329	$4,054,629	$6,805,958	$2,788,679	$1,114,283	$3,902,962

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unpaid principal balance	$110,775,080	$54,348,654
Fair value adjustment	881,111	329,728
Carrying value	$111,656,191	$54,678,382

At March 31, 2015 and December 31, 2014, the Company pledged mortgage loans with a fair value of $111.7 million and $54.7, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Repurchase Agreements.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of March 31, 2015 are as follows:

March 31, 2015
Massachussetts	49.6%
California	13.7%
New Jersey	13.1%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $81,970,663 at March 31, 2015.

The combined consolidated balance sheet of the FREMF trusts at March 31, 2015:

Balance Sheet	March 31, 2015
Assets
Multi-family mortgage loans held in securitization trusts	$1,671,260,380
Receivables	5,909,867

Total assets	$1,677,170,247

Liabilities and Equity Multi-family securitized debt obligations	$1,589,502,264
Payables	5,697,320
$1,595,199,584
Equity	81,970,663

Total liabilities and equity	$1,677,170,247

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 6 – THE FREMF TRUSTS (Continued)

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,547,683,642 at March 31, 2015. The multi-family securitized debt obligations had an unpaid principal balance of $1,547,683,642 at March 31, 2015.

The combined consolidated statements of operations of the FREMF trusts at March 31, 2015 are as follows:

Statement of Operations	For the period from January 1, 2015 to March 31, 2015
Interest income	$17,635,476
Interest expense	16,135,460
Net interest income	$1,500,016
General and administrative fees	(868,347)
Unrealized gain (loss) on multi-family loans held in securitization trusts	2,037,111
Net Income	$2,668,780

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of March 31, 2015:

March 31, 2015
Texas	19.6%
California	12.2%
New York	11.7%
Washington	6.4%
Colorado	6.3%
Georgia	5.3%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $122,385,094 at March 31, 2015.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

The combined consolidated balance sheet of the residential mortgage loan securitization trusts at March 31, 2015 is as follows:

Balance Sheet	March 31, 2015
Assets
Residential mortgage loans held in securitization trusts	$556,180,947
Receivables	1,844,367

Total assets	$558,025,313

Liabilities and Equity
Residential securitized debt obligations	$434,401,168
Payables	1,239,051
$435,640,220
Equity	122,385,094

Total liabilities and equity	$558,025,314

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $535,207,032 at March 31, 2015. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $535,207,032 at March 31, 2015.

The combined consolidated statement of operations of the residential mortgage loan securitization trusts at March 31, 2015 is as follows:

Statement of Operations	For the period from January 1, 2015 to March 31, 2015
Interest income	$5,891,779
Interest expense	3,655,469
Net interest income	$2,236,310
General and administrative fees	(241,195)
Unrealized gain (loss) on residential loans held in securitization trusts	(3,356,407)
Net Income	$(1,361,292)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of March 31, 2015:

March 31, 2015
California	50.3%
Washington	11.7%
Massachussetts	7.0%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust, JPMMT 2014-OAK4 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the trusts in its financial statements as of and for the period ending March 31, 2015. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7.

NOTE 9 – RESTRICTED CASH

As of March 31, 2015, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Restricted cash balance held by:
Broker counterparties for derivatives trading	$6,207,079	$5,104,532
Repurchase counterparties as restricted collateral	8,117,156	6,296,111
Total	$14,324,235	$11,400,643

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 10 – BORROWINGS

With effect from January 1, 2015, ASU 2014-11 changes the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, our GAAP financial statements as of and for the period ended March 31, 2015 are not directly comparable to prior period GAAP financials.

Repurchase Agreements

The Company has entered into repurchase agreements (including three residential loan warehouse facilities) to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 1.28% at March 31, 2015. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2013
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$292,045,000	0.36%	$298,783,000	0.36%
Non-Agency(1)	223,674,000	1.60%	200,347,000	1.25%
Multi-Family(2)	131,768,000	1.81%	45,484,000	1.85%
Mortgage loans	97,360,853	2.62%	50,263,852	2.86%
Total	$744,847,853	1.28%	$594,877,852	0.99%

(1)	At March 31, 2015 and December 31, 2014, the Company had repurchase agreements of $0 and $85,497,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

At March 31, 2015 and December 31, 2014, the repurchase agreements had the following remaining maturities:

	March 31, 2015	December 31, 2014
< 30 days	$548,608,000	$465,817,820
31 to 60 days	45,491,000	86,025,327
61 to 90 days	23,264,000	-
> 90 days	127,484,853	43,034,705
Total	$744,847,853	$594,877,852

Under the repurchase agreements (including residential loan warehouse facilities), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of March 31, 2015.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 10 – BORROWINGS (Continued)

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
North America	$439,879,000	59.06%	20	$595,758,052
Asia (1)	121,833,000	16.36%	14	131,918,900
Europe (1)	183,135,853	24.58%	129	185,152,479
Total	$744,847,853	100.00%	45	$912,829,432

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2014
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	held as collateral
North America	$388,138,820	65.25%	19	$458,095,791
Europe (2)	93,350,032	15.69%	21	85,810,345
Asia (2)	113,389,000	19.06%	122	301,450,213
Total	$594,877,852	100.00%	36	$845,356,349

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

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, FOI, became a member of the FHLBI. As a member of the FHLBI, FOI may borrow funds from the FHLBI in the form of secured advances.

As of March 31, 2015, FOI, had $1 million in outstanding secured advances from the FHLBI and is approved for additional available uncommitted credit for borrowing of an amount up to $500 million. The secured advances are due in three months and have floating rates based on three-month LIBOR plus a spread. For the quarter ended March 31, 2015, FOI had average borrowings of $66,667 with a weighted average borrowing rate of 0.35%.

The ability to borrow funds from the FHLBI is subject to the Company’s continued credit worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI.

As of March 31, 2015, the FHLBI advances were collateralized by RMBS with a fair value of $1.2 million.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require FOI to provide additional collateral.

An additional requirement of FHLBI membership is to purchase and hold a certain amount of FHLBI stock, which is based in part, upon the outstanding principal balance of secured advances from the FHLBI.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

With effect from January 1, 2015, ASU 2014-11 changes the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, our GAAP financial statements as of and for the period ended March 31, 2015 are not directly comparable to prior period GAAP financials.

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaption and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the condensed consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the condensed consolidated statement of operations as a realized loss on derivative contracts. In addition, as set out in Note 3, prior to ASU 2014-11, the Company recorded Linked Transactions as a forward purchase (derivative) contract at fair value on the condensed consolidated balance sheet. Although Linked Transactions were accounted for as derivative instruments, they were not entered into as part of the Company’s risk management activities and were not designated as hedging instruments.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(3,627,780)	226,000,000
Futures	-	-	(474,766)	47,000,000
Total	$-	-	$(4,102,546)	273,000,000

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(1,755,107)	226,000,000
Swaptions	21,550	25,000,000	-	-
Futures	-	-	(533,951)	98,000,000
Total	$21,550	25,000,000	$(2,289,058)	324,000,000

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(112,325)	0.66%	0.8	0.0%
Greater than 3 years and less than 5 years	191,000,000.0	(3,515,455)	1.66%	3.5	0.0%
Total	$226,000,000	$(3,627,780)	1.51%	3.1	0.0%

	December 31, 2014
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(124,591)	0.66%	1.1	0.0%
Greater than 3 years and less than 5 years	191,000,000	(1,630,516)	1.66%	3.7	0.0%
Total	$226,000,000	$(1,755,107)	1.51%	3.3	0.0%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements and secured loans	$745,847,853	$-	$745,847,853	$-	$-	$745,847,853
Interest rate swaps	(3,627,780)	-	(3,627,780)	-	3,627,780	-
Futures	(474,766)	-	(474,766)	-	474,766	-
Total	$741,745,307	$-	$741,745,307	$-	$4,102,546	$745,847,853

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2014
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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended March 31, 2015 and March 31, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Three months ended March 31, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(520,922)	$(1,872,674)	$(2,393,596)
Swaptions	(84,000)	62,450	(21,550)
Futures	(2,225,564)	59,186	(2,166,378)
Total	$(2,830,486)	$(1,751,038)	$(4,581,524)

	Three Months Ended March 31, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(376,314)	$(4,229,298)	$(4,605,612)
Swaptions	(84,000)	(680,405)	(764,405)
Futures	(191,047)	(154,265)	(345,312)
TBAs	(191,406)	(68,359)	(259,765)
Total	$(842,767)	$(5,132,327)	$(5,975,094)

(1) In the three month period ended March 31, 2015, net swap interest expense totaled $712,406 comprised of $520,922 in interest expense paid (included in realized gain (loss) and $191,484 in accrued interest expense (included in unrealized appreciation (depreciation). In the three month period ended March 31, 2014 net swap interest expense totaled $637,015 comprised of $376,314 in interest expense paid (included in realized gain (loss) and $260,701 in accrued interest expense (included in unrealized appreciation (depreciation).

NOTE 12 - Mortgage Servicing Rights

During the three months ended March 31, 2015, the Company retained the servicing rights associated with an aggregate principal balance of $327,370,637 of residential mortgage loans that the Company had previously transferred to two residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at our TRS.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS

With effect from January 1, 2015, ASU 2014-11 changes the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, our GAAP financial statements as of and for the period ended March 31, 2015 are not directly comparable to prior period GAAP financials.

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	March 31, 2015
Assets:
Mortgage-backed securities (a)	$-	$601,126,052	$-	$601,126,052
Residential mortgage loans	-	111,656,191	-	111,656,191
Multi-Family mortgage loans held in securitization trusts	-	1,671,260,380	-	1,671,260,380
Residential mortgage loans held in securitization trusts	-	556,180,947	-	556,180,947
FHLB stock	45,000	-	-	45,000
Swaptions	-	-	-	-
Total	$45,000	$2,940,223,570	$-	$2,940,268,570

Liabilities:
Interest rate swaps	$-	$(3,627,781)	$-	$(3,627,781)
Multi-family securitized debt obligations	-	(1,589,502,264)	-	(1,589,502,264)
Residential securitized debt obligations	-	(434,401,168)	-	(434,401,168)
Futures	(474,766)	-	-	(474,766)
Total	$(474,766)	$(2,027,531,213)	$-	$(2,028,005,979)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2014
Assets:
Residential mortgage-backed securities (a)	$-	$368,315,738	$-	$368,315,738
Residential mortgage loans	-	54,678,382	-	54,678,382
Multi-Family mortgage loans held in securitization trusts	-	1,750,294,430	-	1,750,294,430
Residential mortgage loans held in securitization trusts	-	631,446,984	-	631,446,984
Mortgage servicing rights		-	-	-
Linked transactions (b)	-	60,818,111	-	60,818,111
Swaptions	-	21,550	-	21,550
Total	$-	$2,865,575,195	$-	$2,865,575,195

Liabilities:
Interest rate swaps	$-	$(1,755,107)	$-	$(1,755,107)
Multi-family securitized debt obligations	-	(1,670,573,456)	-	(1,670,573,456)
Residential securitized debt obligations	-	(432,035,976)	-	(432,035,976)
Futures	(533,951)	-	-	(533,951)
Total	$(533,951)	$(2,104,364,539)	$-	$(2,104,898,490)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

During the three months ended March 31, 2015 and year ended December 31, 2014, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s shareholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s shareholders’ equity for the purposes of calculating the management fee could be greater than the amount of shareholders’ equity shown on the financial statements. The initial term of the management agreement expires on May 16, 2014, with automatic, one-year renewals at the end of the initial term and each year thereafter.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

For the three months ended March 31, 2015, the Company incurred management fees of $717,775, included in Management fee in the condensed consolidated statement of operations, of which $492,000 was accrued but had not been paid, included in Fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

For the three months ended March 31, 2015, the Company incurred reimbursable expenses of $1,051,567, included in Operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $734,000 was accrued but had not yet been paid, included in Fees and expenses payable to Manager in the condensed consolidated balance sheets.

Fulfillment and Securitization Fees

During the three months ended March 31, 2015, the Company’s Manager did not accrue fees pursuant to Section 8(b) of our Management Agreement.

Manager Equity Plan

The Company has adopted a Manager Equity Plan under which the Company may compensate the Manager and the Company’s independent directors or consultants, or officers whom it may employ in the future. In turn, the Manager, in its sole discretion, grants such awards to its directors, officers, employees or consultants. The Company will be able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award.

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

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $101,175 based on the closing price of the Company’s common stock on March 31, 2015 of $10.65. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2015, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $67,199.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

For the three months ended March 31, 2015, the Company recognized compensation expense related to restricted common stock of $25,647. The Company has unrecognized compensation expense of $120,349 as of March 31, 2015 for unvested shares of restricted common stock. As of March 31, 2015, the weighted average period for which the unrecognized compensation expense will be recognized is 10.9 months.

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,718,750 shares issued and outstanding as of both March 31, 2015 and December 31, 2014, respectively.

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

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both March 31, 2015 and December 31, 2014, respectively. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

The Company in connection with a December 2013 public offering of its Series A Preferred Stock granted the underwriters the right to purchase up to an additional 120,000 shares of Series A Preferred Stock from the Company at the offering price of $25.00 per share within 30 days after the issuance date of Series A Preferred Stock. The underwriters fully exercised their right and purchased 120,000 shares of Series A Preferred Stock at $25.00 per share on January 24, 2014, resulting in additional net proceeds of $2,778,201.

On May 27, 2014, the Company closed an offering of 690,000 additional shares of Series A Preferred Stock, including the concurrent exercise of the underwriters’ overallotment option. The net proceeds to the Company from this issuance were $16,325,373.

Deferred Offering Costs

Pursuant to the April 25, 2014 S-3 registration statement, the Company has incurred $1,133,117 in deferred offering expenses. These expenses are being amortized on a straight-line basis over the three year period that the statement is valid. To date the Company has amortized $293,003 in deferred offering cost, of which $105,547 was expensed during the three-month period, resulting in a balance of $1,014,114.

Distributions to stockholders

For the 2015 taxable year, the Company has declared dividends to common stockholders totaling $5,519,531, or $0.375 per share. The following table presents cash dividends declared by the Company on its common stock for the three months ended March 31, 2015:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2014	January 15, 2015	January 29, 2015	$1,839,844	$0.125
December 16, 2014	February 17, 2015	February 26, 2015	$1,839,844	$0.125
December 16, 2014	March 16, 2015	March 30, 2015	$1,839,844	$0.125

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the three months ended March 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2014	January 15, 2015	January 29, 2015	$293,503	$0.18230
December 16, 2014	February 17, 2015	February 26, 2015	$293,503	$0.18230
December 16, 2014	March 16, 2015	March 30, 2015	$293,503	$0.18230

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2015 and March 31, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 (unaudited)

	Three Months Ended March 31, 2015
Net income (loss)		$(5,130,327)
Less dividends paid:
Common stock	$5,519,531
Unvested share-based
payment awards	880,509
		6,400,040
Undistributed earnings		$(11,530,367)

	Unvested Share-Based
	Payment Awards	Common Stock
Distributed earnings	$0.38	$0.38
Undistributed earnings (deficit)	(0.79)	(0.79)
Total	$(0.41)	$(0.41)

Three Months Ended
$ and shares in thousands	March 31, 2014

Numerator (Income):
Net income (loss) available to common shareholders	$(3,021,847)
Dilutive net income (loss) attributable to common shareholders	$(3,021,847)
Denominator (Weighted Average Shares):
Basic Earnings:
Shares available to common shareholders	8,807,028
Effect of dilutive securities:
Restricted share awards	9,631
Dilutive shares	8,816,659
EPS	(0.34)

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

March 31, 2015 (unaudited)

NOTE 17 – SEGMENT REPORTING

The Company invests in a portfolio comprised of mortgage-backed securities, residential mortgage loans, and other mortgage-related investments, and operates as a single reporting segment.

NOTE 18 – INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, and FOAC therefore will be subject to tax as a corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The tax loss for December 31, 2014 was ($4,006,540) and the book loss through March 31, 2015 was ($756,234). Due to the start-up nature of the FOAC business, future income or loss is difficult to project. This is negative evidence that supports the need for a valuation allowance against the Company’s net deferred tax assets.

As of March 31, 2015, Management is not aware of any uncertain tax positions.

The following table summarized the Company’s deferred tax assets and valuation allowance as of March 31, 2015

As of March 31, 2015
Non-current Deferred Tax Asset (Liability)
Unrealized Gain (Security)	1,528,143
Net Operating Losses	1,832,321
304,178
Valuation Allowance	(304,178)
Net Non-current Deferred Tax Asset (Liability)	-

NOTE 19 – SUBSEQUENT EVENTS

On April 30, 2015, the Company completed its third prime jumbo securitization, and the first using its proprietary program, OAKS Mortgage Trust Series 2015-1. FOAC sold approximately $267 million in residential mortgage loans into the securitization and the Company purchased all of the subordinated Class B certificates and an interest-only security, while retaining all the MSRs on the loans FOAC contributed. The Company does not anticipate consolidating the assets and liabilities of this securitization trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “report,” we refer to Five Oaks Investment Corp. as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Oak Circle Capital Partners LLC, as our “Manager” or “Oak Circle”.

The following discussion should be read in conjunction with our financial statements and the accompanying notes to our financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 16, 2015.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on these forward looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our Annual Report on Form 10-K filed with the SEC, on March 16, 2015, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

Overview

We are a Maryland corporation that, with its subsidiaries, is focused on investing on a leveraged basis in mortgage and other real estate-related assets, particularly residential mortgage loans and mortgage-backed securities, or MBS. We continue to implement our strategy of transitioning to an operating company focused on credit while maintaining a relative value investment approach across the whole residential mortgage market.

Our objective is to provide attractive cash flow returns over time to our investors, and to generate income through our mortgage loan acquisition and securitization business. To achieve these objectives, we currently invest in the following assets:

•	Residential mortgage loans and other mortgage-related investments, including mortgage servicing rights, or MSRs;

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity;

•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS; and

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities.

Since completing our IPO in March 2013, we have reduced our portfolio allocation to fixed-rate Agency RMBS from approximately 96% to 9%.

We finance our current investments in residential mortgage loans, Non-Agency RMBS, Multi-Family MBS and Agency RMBS primarily through short-term borrowings structured as repurchase agreements. Additionally, on February 24, 2015, our insurance subsidiary FOI became a member of the FHLB. FOI is currently negotiating agreements for advances with FHLB and, although no assurance can be given, we anticipate deriving significant benefits from this historically stable source of funding.

Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding and hedging these investments. Income from our aggregation and securitization activities represents the profit we seek to generate from the acquisition of loans and their subsequent sale or securitization.

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

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on our income generated in our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp., or FOAC. We generally anticipate the retention of profits generated and taxed at FOAC.

First Quarter 2015 Highlights and Subsequent Event

•	We delivered a positive economic return on common equity of 0.80% for the quarter, or 3.19% annualized, comprised of $0.38 dividend per common share more than offsetting a $0.28 decrease in net book value per share.

•	On February 24, 2015, our wholly owned subsidiary, Five Oaks Insurance LLC, became a member of the Federal Home Loan Bank of Indianapolis, or FHLBI.

•	On April 30, 2015 we completed our third prime jumbo securitization, and the first off our proprietary program – OAKS Mortgage Trust. The $267.2 million transaction was led by Barclays and Morgan Stanley.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. FOAC had $375 million of warehouse financing available to it as of March 31, 2015. FOAC has obtained authorizations from all but one of the 32 states that currently impose restrictions on buying, selling or owning residential mortgage loans, or owning the servicing rights with respect to residential mortgage loans. During the first quarter of 2015, FOAC completed its own proprietary program for mortgage securitizations, and after the end of the quarter, contributed $267.2 million of loans to the first such securitization issued off this proprietary program – OAKS Mortgage Trust 2015-1. While no assurance can be given, we expect that FOAC will be able to continue utilizing this program for securitizations going forward and reduce its securitization expenses as a result.

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

To the extent that we purchase the subordinated tranches of a specific trust, and determine that we are the primary beneficiary of that trust, we consolidate all of the assets, liabilities, income and expenses of the trust in our consolidated financial statements. As a result, for GAAP purposes, our financial statements reflect this “gross-up” effect. However, the assets of each trust are restricted and can only be used to fulfill the obligations of the respective trust. Accordingly, these obligations do not have any recourse to us as the consolidator of the trust. We are only exposed to the risk of loss on our net investment in the respective trust, and the income generated thereon. As of March 31, 2015, we had consolidated residential mortgage loans with a fair value of $556.2 million, and a net investment amount in residential mortgage loan trusts of $122.4 million. For additional information as to how our residential mortgage loan business is reflected in our consolidated financial statements, see Notes 2, 5, 7 and 12 thereof. Going forward, we do not anticipate consolidating residential mortgage loan trusts that we sponsor.

As FOAC continues to make progress on its strategic initiatives, we expect FOAC to generate taxable income from its residential mortgage loans business. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC.

Five Oaks Insurance

On April 30, 2014, we established FOI, as a wholly owned subsidiary, which was awarded a captive insurance license by the Michigan Insurance Commission on June 12, 2014. On February 24, 2015, FOI became a member of the FHLBI. We are currently negotiating agreements for advances with FHLB and, although no assurance can be given, we anticipate deriving significant benefits from this historically stable source of funding. See “Item 1A. Risk Factors—Risks Related to Our Investment Strategies and Our Businesses.”

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

 As of March 31, 2015, we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related directing holder rights.

We have elected the fair value option on the assets and liabilities held within each of the four trusts. We have also adopted early (see Note 2 to our Notes to our Condensed Consolidated Financial Statements at and for the period ended March 31, 2015) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities.

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at March 31, 2015 includes the gross assets and liabilities of the four trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on the amount of our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $204.4 million as of March 31, 2015 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment amount basis.

As of March 31, 2015, we had $2,992,456,404 of total assets on a GAAP basis, as compared to $2,922,209,557 as of December 31, 2014. A reconciliation of our net investment amount in the trusts with our financial statements as of March31, 2015 follows:

Multi-family mortgage loans held in securitization trusts, at fair value	$1,677,170,247
Multi-family securitized debt obligations	$1,595,199,584
Net investment amount of Multi-Family MBS held by us	$81,970,663
Residential mortgage loans held in securitization trusts, at fair value	$558,025,313
Residential securitized debt obligations	$435,640,220
Net investment amount of residential mortgage loan trusts held by us	$122,385,093

___________________________

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

The Federal Reserve officially announced the final reduction in its Quantitative Easing or QE, asset purchases at its October 2014 meeting; however, even with the end of QE, it appears the Federal Reserve will continue to reinvest in mortgage-backed security principal repayments for the foreseeable future. On January 28, 2015, and again on April 29, 2015, the Fed reaffirmed its view that the current 0 to ¼ percent target range for the federal funds rate remained appropriate, but signaled that it would begin to remove policy accommodation by increasing this range based upon its ongoing assessment of economic and financial conditions. The timing of the expected increase in short-term rates remains data dependent. Any resultant flattening in the yield curve could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders. We expect that market conditions will continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

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

Credit risk.    We are subject to varying degrees of credit risk in connection with our residential mortgage loans, Non-Agency RMBS and Multi-Family MBS investments. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and either (i) purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS; or (ii) reviewing credit risk on a loan-by-loan basis and rejecting individual loans when deemed appropriate. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

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

For a discussion of additional risks relating to our business see “Risk Factors” in this Annual Report.

Investment Portfolio

With effect from January 1, 2015, ASU 2014 -11 changes the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available for sale securities and repurchase agreements respectively. Consequently, our GAAP financial statements as of and for the period ended March 31, 2015 are not directly comparable to prior period GAAP financials; the most meaningful comparative portfolio metrics on a period to period basis are those encompassed in the non-GAAP presentation set out below. As of March 31, 2015, on a GAAP basis, our overall investments in MBS were $601.1 million, compared to $368.3 million as of December 31, 2014. The increase was due in large part to the reclassification on January 1, 2015 of $210.2 million of Non-Agency RMBS and Multi-Family MBS previously reported as a component of Linked Transactions. On a non-GAAP basis, our MBS investments increased from $783.9 million as of December 31, 2014 to $803.0 million as of March 31, 2015. Within this total, we had decreased our Agency RMBS from $314.8 million to $310.0 million, decreased our Non-Agency RMBS (including our net investment amount in residential mortgage loan securitizations) from $303.4 million to $291.9 million and increased our Multi-Family MBS (including our net investment amount in Multi-Family MBS) from $165.7 million to $201.1 million from quarter-end to quarter-end. Of the $291.9 million in Non-Agency RMBS, $120.0 million represented our net investment in residential mortgage loan securitizations, and of the $201.1 million in Multi-Family MBS, $82.0 million represented our net investment in the Multi-Family MBS securitization trusts. As of March 31, 2015, on a GAAP and non-GAAP basis we had increased our investment in residential mortgage loans from $54.7 million to $111.7 million primarily as a result of purchasing loans for securitization.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of March 31, 2015 and December 31, 2014 (i) as reported in accordance with GAAP, which for March 31, 2015 excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts and for December 31, 2014 excludes the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) for March 31, 2015 to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts, and for December 31, 2014 to show separately the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

March 31, 2015

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve and OTTI	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,527	$58	$-	$2,585	$12	$2,597	2.50%	1.97%
30 year fixed-rate	76,951	4,302	-	81,253	(304)	80,949	3.50%	2.69%
Hybrid RMBS	222,199	(1,741)	-	220,458	6,041	226,499	2.31%	2.69%
Total Agency RMBS	301,677	2,619	-	304,296	5,749	310,045	2.62%	2.68%
Non-Agency RMBS	254,443	(39,142)	(51,699)	163,602	8,312	171,914	0.36%	7.31%
Multi-Family MBS	34,136	(73)	-	34,063	1,232	35,295	5.35%	5.39%
Multi-Family MBS PO	119,527	(37,475)	-	82,052	1,818	83,870	0.00%	6.69%
Total Multi-Family MBS	153,663	(37,548)	-	116,115	3,050	119,165	1.19%	6.31%
Non-Agency MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS, fair value option	-	-	-	-	-	-	-	-
Residential Mortgage Loans	108,733	-	-	110,775	881	111,656	4.13%	4.13%
Total/Weighted Average (GAAP)	$818,516	$(74,071)	$(51,699)	$694,788	$17,992	$712,780	1.85%	4.61%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve and OTTI	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	114,335	(6,354)	-	107,981	288	108,269	3.67%	4.12%
Multi-Family MBS	32,103	(9,159)	-	22,944	842	23,786	2.42%	18.80%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS	32,103	(9,159)	-	22,944	842	23,786	2.42%	18.80%
Non-Agency MBS IO, fair value option	760,171	-	-	14,702	(3,018)	11,684	0.34%	5.10%
Multi-Family MBS IO, fair value option	998,157	-	-	7,845	(587)	7,258	0.18%	19.20%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	3,257	50,928	0.00%	3.35%
Total Multi-Family MBS, fair value option	1,077,903	-	-	55,516	2,670	58,186	0.17%	5.59%
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (GAAP)	$1,984,512	$(15,513)	$-	$201,143	$782	$201,925	0.47%	6.27%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve and OTTI	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,527	$58	$-	$2,585	$12	$2,597	2.50%	1.97%
30 year fixed-rate	76,951	4,302	-	$81,253	(304)	80,949	3.50%	2.69%
Hybrid RMBS	222,199	(1,741)	-	$220,458	6,041	226,499	2.31%	2.69%
Total Agency RMBS	301,677	2,619	-	304,296	5,749	310,045	2.62%	2.68%
Non-Agency RMBS	368,778	(45,496)	(51,699)	$271,583	8,601	280,184	1.39%	6.05%
Multi-Family MBS	66,239	(9,233)	-	$57,006	2,074	59,080	3.93%	10.79%
Multi-Family MBS PO	119,527	(37,475)	-	$82,052	1,818	83,870	0.00%	6.69%
Total Multi-Family MBS	185,766	(46,708)	-	139,058	3,892	142,950	1.40%	8.37%
Non-Agency MBS IO, fair value option	760,171	-	-	$14,702	(3,018)	11,684	0.34%	5.10%
Multi-Family MBS IO, fair value option	998,157	-	-	$7,845	(587)	7,258	0.18%	19.20%
Multi-Family MBS PO, fair value option	79,746	-	-	$47,671	3,257	50,928	0.00%	3.35%
Total Multi-Family MBS, fair value option	1,077,903	-	-	55,516	2,670	58,186	0.17%	5.59%
Residential Mortgage Loans	108,733	-	-	$110,775	881	111,656	4.13%	4.13%
Total/Weighted Average (GAAP)	$2,803,028	$(89,585)	$(51,699)	$895,930	$18,775	$914,705	0.87%	4.99%

___________________________

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions.

December 31, 2014

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	226,078	3,570	229,648	2.32%	2.70%
Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	76,673	(15,209)	(12,698)	48,766	4,720	53,486	0.36%	7.48%
Multi-Family MBS	-	-	-	-	-	-	-	-
Multi-Family MBS PO	-	-	-	-	-	-	-	-
Total Multi-Family MBS	-	-	-	-	-	-	-	-
Non-Agency MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS, fair value option	-	-	-	-	-	-	-	-
Residential Mortgage Loans	54,349	-	-	54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (GAAP)	$440,813	$(12,657)	$(12,698)	$415,458	$7,539	$422,997	2.42%	3.44%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	304,025	(35,108)	(36,627)	232,290	3,309	235,599	1.64%	5.78%
Multi-Family MBS	66,312	(9,235)	-	57,077	1,150	58,227	3.93%	7.40%
Multi-Family MBS PO	68,760	(18,248)	-	50,512	427	50,939	0.00%	6.47%
Total Multi-Family MBS	135,072	(27,483)	-	107,589	1,577	109,166	1.93%	6.96%
Non-Agency MBS IO, fair value option	881,946	-	-	14,702	(432)	14,270	0.35%	20.89%
Multi-Family MBS IO, fair value option	1,001,965	-	-	7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS, fair value option	1,081,711	-	-	55,516	1,062	56,578	0.17%	10.24%
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (GAAP)	$2,402,754	$(62,591)	$(36,627)	$410,097	$5,516	$415,613	0.52%	7.24%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	$83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	$226,078	3,570	229,648	2.32%	2.70%
Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	380,698	(50,317)	(49,325)	$281,056	8,029	289,085	1.38%	6.08%
Multi-Family MBS	66,312	(9,235)	-	$57,077	1,150	58,227	3.93%	7.40%
Multi-Family MBS PO	68,760	(18,248)	-	$50,512	427	50,939	0.00%	6.47%
Total Multi-Family MBS	135,072	(27,483)	-	107,589	1,577	109,166	1.93%	6.96%
Non-Agency MBS IO, fair value option	881,946	-	-	$14,702	(432)	14,270	0.35%	20.89%
Multi-Family MBS IO, fair value option	1,001,965	-	-	$7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	$47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS, fair value option	1,081,711	-	-	55,516	1,062	56,578	0.17%	10.24%
Residential Mortgage Loans	54,349	-	-	$54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (GAAP)	$2,843,567	$(75,248)	$(49,325)	$825,555	$13,055	$838,610	0.81%	5.33%

___________________________

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions.

For financial statement reporting purposes, prior to January 1, 2015, GAAP required us to account for certain of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as Linked Transactions, and requires us to consolidate the assets and liabilities of four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis for March 31, 2015 do not include our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts, and for December 31, 2014 do not include Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions as well as our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, in managing and evaluating the composition and performance of our MBS portfolio, we did not previously view the purchase of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as transactions that were linked, and our maximum exposure to loss from consolidation of the four trusts is $204.4 million as of March 31, 2015. We therefore have also presented certain information that includes both the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions, Multi-Family MBS underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015 Fair Value	December 31, 2014 Fair Value
Less than one year	$-	$-
Greater than one year and less than five years	111,837,919	62,946,125
Greater than or equal to five years	691,211,289	720,981,007
Total	$803,049,208	$783,927,133

Variances between GAAP and Tax Income.    Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income. In accordance with GAAP, a portion of the purchase discounts on our Non-Agency RMBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income. Accordingly, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of March 31, 2015, we had entered into repurchase agreements totaling $ 647.5 million, on a GAAP basis and non-GAAP basis. As addressed under “Liquidity and Capital Resources” below, we continue to expand the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2015 to March 31, 2015 on a GAAP and non-GAAP basis:

Period ended March 31, 2015	Repurchase Agreements
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to March 31, 2015	$649,848,600	$647,487,000	$652,843,000

As of March 31, 2015, we had entered into three warehouse facilities with an aggregate borrowing limit of $ 375 million structured as repurchase agreements to finance our residential mortgage loans. These agreements are secured by our prime jumbo mortgage loans and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of March 31, 2015, we had borrowings totaling $97.4 million on a GAAP and non-GAAP basis under these agreements. As addressed under “Investment Activities” above, we continue to expand the range of counterparties we will utilize for our master repurchase agreements to include certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2015 to March 31, 2015 on both a GAAP and non-GAAP basis

	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to March 31, 2015	$62,867,246	$97,360,852	$97,360,852

In February 2015, our wholly owned subsidiary, FOI, became a member of the FHLBI. As a member of the FHLBI, FOI has borrowed funds from the FHLBI in the form of secured advances. As of March 31, 2015, FOI had $1 million in outstanding short-term secured advances and is approved for additional available uncommitted credit for borrowing of an amount up to $500 million. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. The ability to borrow funds from the FHLBI is subject to the Company’s continued credit worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. The secured advances are due in three months and bear interest at floating rates based on three-month LIBOR plus a spread. For the quarter ended March 31, 2015, FOI had average borrowings of $66,667 with a weighted average borrowing rate of 0.35%.

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

As of March 31, 2015, we had entered into eight interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $ 226.0 million of borrowings under our repurchase agreements. We had also entered into one interest rate swaption agreement designed to mitigate the effects of sudden large increases in interest rates, and in addition, during the period we also employed U.S. Treasury futures and deliverable swap futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following tables summarize our hedging activity as of March 31, 2015:

March 31, 2015

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay	Receive Rate	Maturity Years

3 years or less	35,000,000	(112,325)	0.66%	0.21%	0.8

Greater than 3 years and less than 5 years	191,000,000	(3,515,456)	1.66%	0.26%	3.5

Total	226,000,000	(3,627,781)	1.51%	0. 25%	3.1

	Option			Underlying Swap
Current Option Expiration Date for Interest Rate Swaptions	Cost	Fair Value	Weighted Average Years to Expiration	Notional Amount	Pay Rate	Weighted Average Term (Years)
2 years or less	0	0	0.0	25,000,000	3.00%	10.0

Stockholders’ Equity and Book Value Per Share

As of March 31, 2015, our stockholders’ equity was $208.6 million, comprised of $ 37.2 million of preferred equity and $ 171.4 million of common equity, and our book value per common share was $ 11.65 on a basic and fully diluted basis. Our stockholders’ equity decreased by $ 4.2 million over our stockholders’ equity as of December 31, 2014, while book value per common share declined by 2.4% from the previous quarter-end amount of $11.93, primarily due to a decrease in the value of our interest-only securities and excess servicing rights.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, in particular ASU 2014-11 and our early adoption of ASU 2014-13, see “Notes to Condensed Consolidated Financial Statements” beginning on page F-11 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2015:

March 31, 2015

Non-GAAP Basis
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans	Unrestricted Cash(2)	Total
Market Value	310,046,089	201,135,713	291,867,407	114,088,791	26,290,939	943,428,939
Repurchase Agreements	(293,045,000)	(131,768,000)	(223,674,000)	(97,360,852)	-	(745,847,852)
Hedges	(3,405,839)	-	-	-	-	(3,405,839)
Other(3)	283,892	119,128	243,224	460,588	(994,038)	112,794
Restricted Cash	9,102,105	587,685	4,634,445	-	-	14,324,235
Equity Allocated	22,981,248	70,074,526	73,071,076	17,188,526	25,296,901	208,612,278
% Equity	11.0%	33.6%	35.0%	8.2%	12.1%	100.0%

 ___________________________

(1)	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01, JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts.

(2)	Includes cash and cash equivalents

(3)	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities

Results of Operations

With effect from January 1, 2015, ASU 2014 -11 changes the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated; each of the components that were previously reported on a net basis as “Unrealized gain and net interest income from linked transactions”, representing changes in the fair value of the assets and liabilities and associated interest income and expense are now reported on a gross basis on our consolidated statement of operations. In addition, as of March 31, 2015, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1. Consequently, our results of operations for the period ended March 31, 2015 are not directly comparable to those for the period ended March 31, 2014.

The table below presents certain information from our condensed consolidated Statement of Operations for the period January 1, 2015 to March 31, 2015 and the period January 1, 2014 to March 31, 2014:

	Period from	Period from
	January 1,	January 1,
	2015 to March 31,2015	2014 to March 31,2014

Revenues:
Interest income:
Available-for-sale securities	$6,805,958	$3,902,963
Mortgage loans held-for-sale	705,461	-
Multi-family loans held in securitization trusts	17,635,476	-
Residential loans held in securitization trusts	5,891,779	-
Cash and cash equivalents	4,341	5,660
Interest expense:
Repurchase agreements - available-for-sale securities	(1,712,768)	(561,159)
Repurchase agreements - mortgage loans held-for-sale	(436,593)	-
Multi-family securitized debt obligations	(16,135,459)	-
Residential securitized debt obligations	(3,655,469)	-

Net interest income	9,102,726	3,347,464

Other-than-temporary impairment:
Increase in credit reserves	(1,977,489)	-
Additional other than temporary credit impairment losses	(2,890,939)	-
Total impairment losses recognized in earnings	(4,868,428)	-

Other income:
Realized gain (loss) on sale of investments, net	(154,313)	(4,208,016)
Unrealized gain (loss) and net interest income from Linked Transactions		5,892,193
Realized gain (loss) on derivative contracts, net	(2,830,486)	(842,767)
Unrealized gain (loss) on derivative contracts, net	(1,751,038)	(5,132,327)
Realized gain on mortgage loans held-for-sale	272,232	-
Unrealized gain on mortgage loans held-for-sale	551,383	-
Unrealized gain/(loss) on multi-family loans held in securitization trusts	2,037,112	-
Unrealized gain/(loss) on residential loans held in securitization trusts	(3,356,407)	-
Total other income (loss)	(5,231,517)	(4,290,917)
Expenses:
Management fee	717,775	467,536
General and administrative expenses	1,683,876	252,089
Operating expenses reimbursable to Manager	1,051,567	668,653
Other operating expenses	619,243	129,465
Compensation expense	60,647	80,078
Total expenses	4,133,108	1,597,821
Net income (loss) before provision from income taxes	$(5,130,327)	$(2,541,274)
(Provision for) benefit from income taxes	$-	$-
Net income (loss)	(5,130,327)	(2,541,274)
Dividends to preferred stockholders	(880,509)	(480,573)
Net income (loss) attributable to common stockholders	$(6,010,836)	$(3,021,847)
Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$(6,010,836)	$(3,021,847)
Weighted average number of shares of common stock outstanding	14,718,750	8,816,658
Basic and diluted income per share	$(0.41)	$(0.34)
Dividends declared per share of common stock	$0.38	$0.38

Net Income Summary

For the three months ended March 31, 2015, our net loss attributable to common stockholders was $6,010,836 or $0.41 basic and diluted net loss per average share, compared with a net loss of $3,021,847 or 0.34 basic and diluted net loss per share, for the three months ended March 31, 2014.  The principal drivers of this net loss represent components of other income (loss) as discussed below.

Interest Income and Interest Expense

An important source of income is net interest income. For the three months ended March 31, 2015 and the three months ended March 31, 2014 our interest income was $31,043,015 and $3,908,623, respectively. Our interest expense was $21,940,289 and $560,222, respectively, for the three months ended March 31, 2015 and the three months ended March 31, 2014. The period-over-period increase in interest income and interest expense was a result of multiple common and preferred equity raises throughout 2014, which we used in part to finance an increase in our investment portfolio, and the consolidation of four multi-family and residential mortgage loan securitization trusts.

Net Interest Income

For the three months ended March 31, 2015 and the three months ended March 31, 2014, our net interest income was $9,102,726 and $3,347,464 respectively, with the increase reflecting the investment activity noted above.

Other Income (Loss)

For the three months ended March 31, 2015, we incurred a loss of $5,231,517, which primarily reflects the impact of net realized losses on sales of investments of $154,313, net unrealized losses on interest rate hedges of $2,830,486, net realized losses of $1,751,038 on interest rate hedges and net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $3,356,407 which in aggregate more than offset unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $2,037,112, net realized gain on mortgage loans of $272,232 and unrealized gain on mortgage loans held-for-sale of $551,383. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations. For the three months ended March 31, 2014, other net income represented a loss of $4,290,917, which primarily reflects the impact of net realized losses on sales of investments of $4,208,016, net unrealized losses on interest rate hedges of $5,132,327 and net realized losses of $842,767 on interest rate hedges which in aggregate more than offset unrealized gain and net interest income on our Linked Transactions of $5,892,193.

Expenses

We incurred management fees of $717,775 for the three months year ended March 31, 2015 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $3,415,333, of which $1,051,567 was payable to our Manager and $2,363,766 was payable directly by us. Our general and administrative expenses of $1,683,876 for the period ended March 31, 2015 represent the cost of legal, accounting, auditing and consulting services.

For the three months ended March 31, 2014, we incurred management fees of $467,536 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $1,130,285, of which $668,653 was payable to our Manager and $461,632 was payable directly to us. Our general and administrative expenses of $252,089 for the period ended March 31, 2014 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

The period-over-period increase in management fees and operating expenses was primarily the result of the increase in the Company’s stockholders’ equity and the costs associated with the development of the Company’s aggregation and securitization business.

Other-Than-Temporary Impairment

We review each of our securities on a quarterly basis to determine if an OTTI change is necessary. For the three months ended March 31, 2015, we recognized $4,868,428 in OTTI losses. For the three months ended March 31, 2014, we did not recognize any OTTI losses. The increase in OTTI during the three months ended March 31, 2015 reflected an increase in the Company’s credit loss expectations on certain Non-Agency RMBs with a fair value of $48,319,414 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements

Net Income (Loss) and Return on Equity

 Our net loss attributable to common stockholders was $6,010,836 for the three months ended March 31, 2015, after accounting for preferred stock dividends of $880,509, representing an annualized loss of 12.9 % on average stockholders' equity of $189,764,581.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our condensed consolidated statement of operations, but are instead a component of other comprehensive income, or OCI. For the three months ended March 31, 2015, our comprehensive gain attributable to common stockholders was $5,871,123, which included $2,555,987 in total OCI, $4,868,428 in reclassification for other-than-temporary impairment and $4,457,544 in reclassification for the cumulative adjustment for Linked Transactions as per ASU 2014-11. This represents an annualized gain of 12.6% on average stockholders’ equity.

For the three months ended March 31, 2014, our net loss attributable to common stockholders was $3,021,847 after accounting for preferred stock dividends of $480,573 representing an annualized loss of 9.8% on average stockholders’ equity of $125,619,213. For the three months ended March 31, 2014 our comprehensive gain attributable to common stockholders was $9,383,920, which included $12,405,767 in total OCI. This represented an annualized return of 30.30% on average stockholders’ equity.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, and repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from the issuance of common and preferred stock, or Equity Sales, net cash provided by operating activities, cash from repurchase agreements, including warehouse facilities, and other financing arrangements and future issuances of common equity, preferred equity, convertible securities, trust preferred and/or debt securities. We currently finance Agency and Non-Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements, including warehouse facilities.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency and Non-Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2015, we had unrestricted cash and cash equivalents of $26.3 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $32.3 million as of December 31, 2014.

As of March 31, 2015, net proceeds from repurchase agreements related to available-for-sale securities totaled $647.5 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.08%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. Pursuant to ASU 2014-11, as of January 1, 2015, $149.3 million of repurchase agreement financings previously accounted for on a net basis as a component of Linked Transactions were reclassified, and the gross amounts are now reported in repurchase agreements. This reclassification did not have any impact on our liquidity, since we did not previously view the repurchase agreement financings that were accounted for as a component of Linked Transactions as being linked for the purpose of managing our liquidity resources. Repurchase agreements related to held-for-sale mortgage loans totaling $ 97.4 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.62 % which we used to finance the acquisition of prime jumbo mortgage loans. Additionally, we had $1.0 million in outstanding secured advances from the FHLBI on a GAAP and non-GAAP basis with a weighted average borrowing rate of 0.35%. After factoring in unrestricted cash and cash equivalents, we generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one and three times when acquiring Multi-Family MBS or New Issue Non-Agency RMBS. As of March 31, 2015, we had an overall debt-to-equity ratio of 3.6:1 on a GAAP and non-GAAP basis. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements, including warehouse facilities. As of March 31, 2015, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lender and had outstanding borrowings with 13 of these lenders totaling $ 647.5 million, on a GAAP and non-GAAP basis.  Additionally, as March 31, 2015, for our held-for-sale mortgage loans we had established three master repurchase agreements with investment banking firms, and as of March 31, 2015, we had an aggregate of $97.4 million outstanding under these agreements.

Under our repurchase agreements and secured advances from the FHLBI, together our borrowing agreements, we may be required to pledge additional assets to our counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. We have maintained compliance with all of our financial covenants through March 31, 2015. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing agreements, the haircuts range from a low of 3% to a high of 55%, and the weighted average haircut was 15.89% as of March 31, 2015, reflecting our previously discussed reductions in Agency RMBS and increases in our other target assets. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our rborrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing agreements, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended March 31, 2015, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a repurchase agreement, we may use the collateral immediately for borrowing under a new repurchase agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time.

As of March 31, 2015, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of March 31, 2015, the fair value of these non-recourse liabilities aggregated to $2,030,839,804, and they are excluded from discussion and analysis of our leverage.

In February 2015, our wholly owned subsidiary, FOI, became a member of the FHLBI. As a member of the FHLBI, FOI has borrowed funds from the FHLBI in the form of secured advances. As of March 31, 2015, FOI had $1 million in outstanding short-term secured advances and is approved for additional available uncommitted credit for borrowing of an amount up to $500 million. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. The ability to borrow funds from the FHLBI is subject to the Company’s continued credit worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. The secured advances are due in three months and bear interest at floating rates based on three-month LIBOR plus a spread. For the quarter ended March 31, 2015, FOI had average borrowings of $66,667 with a weighted average borrowing rate of 0.35%

Any future ability to borrow from the FHLB will be subject, in addition to the successful conclusion of such negotiations, to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance will require approval by the FHLB and will be secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional one–to-four family residential mortgage loans, Agency RMBS and Non-Agency RMBS with an A rating and above.

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

Additionally, concurrently with the commencement of our residential mortgage loan securitization business, we entered into an arrangement with our Manager in accordance with the terms of our management agreement as to the payment of certain invoices for fulfillment services and mortgage banking services that our Manager has provided, and expects to continue to provide, to us for our aggregation and securitization business that otherwise would have been provided to us by third parties. All of the invoices accrued as of March 31, 2015 were approved by our Audit Committee pursuant to our related party transactions policy. A significant portion of the fee payments were utilized by our Manager to pay incentive compensation to employees of our Manager deemed essential to the success of our securitization business.

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2015 to March 31, 2015.

We had the following contractual borrowing under repurchase agreements related to available-for-sale securities as of March 31, 2015 (dollar amounts in thousands) on both a GAAP basis and non-GAAP basis:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total		Less Than 1 Year		1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements		$647,487		$647,487	-	-	-
Total contractual obligations	$		$		-	-	-

We had the following contractual borrowing under repurchase agreements, including warehouse facilities, related to held-for-sale mortgage loans as of March 31, 2015 on both a GAAP basis and non-GAAP basis:

GAAP and Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$97,361	$97,361	-	-	-
Total contractual obligations	$97,361	$97,361	-	-	-

Additionally, we had $1.0 million in outstanding secured advances from the FHLBI on a GAAP and non-GAAP basis, with a remaining maturity of less than one year.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On March 17, 2015, we announced that our board of directors declared monthly cash dividend rates for the second quarter of 2015 of $0.125 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of March 31, 2015 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	March 31, 2015
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	37	11	15
Carrying Value/ Estimated Fair Value	$291,867,406	$201,135,713	$310,046,089
Amortized Cost	$286,284,422	$194,371,456	$304,296,567
Current Par Value	$1,128,948,834	$1,263,668,616	$301,677,275
Carrying Value to Current Par	25.9%	15.9%	102.8%
Amortized Cost to Current Par	25.6%	15.4%	100.9%
Net Weighted Average Coupon	0.68%	0.34%	2.62%
3 Month CPR (1)	21.0	NA	8.1

Non-Agency RMBS Characteristics

	March 31, 2015(1)
Collateral Attributes:	Legacy	Prime Jumbo New Issue
Weighted Average Loan Age (months)	104	11
Weighted Average Original Loan-to-Value	85.5%	65.7%
Weighted Average Original FICO (2)	688	767
Weighted Average Loan Size	363.4	720.3

Current Performance:
60+ Day Delinquencies	26.1%	0.0%
Average Credit Enhancement (3)	2.4%	7.9%

	March 31, 2015(1)
Coupon Type	Carrying Value	% of Non-Agency RMBS
Fixed Rate	$119,952,492	41.1%
Adjustable Rate	$171,914,914	58.9%

Collateral Type
Prime	$119,952,492	41.1%
Alt-A	$131,724,812	45.1%
Subprime	$40,190,102	13.8%

Loan Origination Year
Post-2011	$119,952,492	41.1%
2007	$43,738,030	15.0%
2006	$112,764,963	38.6%
Pre-2006	$15,411,921	5.3%

 ___________________________

(1)	Includes our net investment in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts at March 31, 2015 on a combined, non-GAAP basis.

(2)	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at March 31, 2015 on a combined, non-GAAP basis.

The following table presents the rating of our Non-Agency RMBS at March 31, 2015, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (3)	Fair Value	% of Non-Agency RMBS
Rated AAA	$68,228,914	23.4%
Rated AA	$10,281,247	3.5%
Rated A	$11,924,012	4.1%
Rated BBB	$10,089,090	3.5%
Rated BB	$12,556,210	4.3%
Rated CCC	$32,869,044	11.3%
Rated CC	$24,954,123	8.5%
Rated C	$18,463,198	6.3%
Rated D	$1,371,831	0.5%
Not Rated	$101,129,736	34.6%

 ___________________________

(3)	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security, at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at March 31, 2015 on a combined, non-GAAP basis:

California	$113,730,786	38.97%
Florida	$20,290,177	6.95%
Washington	$15,282,615	5.24%
Massachussetts	$11,335,052	3.88%
Texas	$11,038,082	3.78%

(i) Three-month CPR is reflective of the prepayment speed on the underlying securitization; however, CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payment structure of each underlying security.

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

The following table presents the rating of our Multi-Family MBS at March 31, 2015, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated AAA	$7,257,598	3.6%
Rated BBB	$46,026,934	22.9%
Rated BB	$73,138,117	36.4%
Not Rated	$74,713,064	37.1%

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2015.

March 31, 2015

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-13.61%	-1.20%
+0.50%	-6.81%	-0.56%
-0.50%	10.80%	0.59%
-1.00%	25.28%	1.07%

___________________________

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

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

Due to the significantly discounted prices and underlying credit risks of our Non-Agency RMBS, we believe our Non-Agency RMBS's valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. However, these Non-Agency RMBS have been included in the "Percentage Change in Projected Net Interest Income" analysis.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2015. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at March 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2015, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Credit risk

We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency RMBS and Multi-Family MBS, as well as residential mortgage loans that we own. With respect to our Non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency RMBS. In addition, with respect to any particular target asset, our Manager's investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. In particular, the evaluation process involves modeling under various different scenarios the future cash flows expected to be generated by a specific security based on the current and projected delinquency and default status of the portfolio, and expected recoveries derived primarily from LTV metrics, relative to the purchase price of the RMBS. At purchase, our Manager estimates the proportion of the discount that we do not expect to recover and incorporates it into our Manager's expected yield and accretion calculations. As part of our Non-Agency RMBS surveillance process, our Manager tracks and compares each security's actual performance over time to the performance expected at the time of purchase or, if our Manager has modified its original purchase assumptions, to its revised performance expectations. To the extent that actual performance of our Non-Agency RMBS deviates materially from our Manager's expected performance parameters, our Manager may revise its performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time. At times, we may enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results. With respect to our Multi-Family MBS, to date we have purchased subordinated tranches in, or backed by, multi-family securitizations sponsored by Freddie Mac that do not represent the most junior tranche in the capital structure. Our pre-acquisition due diligence process involves an analysis of the multi-family loan portfolio underlying the relevant security, in order to determine the adequacy of available credit enhancement to absorb potential credit losses on the portfolio.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015, which have been designed to provide reasonable assurance of achieving their control objectives. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2015 through March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings

  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date of this prospectus, neither we nor, to our knowledge, our Manager are subject to any legal proceedings that we or our Manager considers to be material.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), which could materially affect our business, financial condition or future results. Other than the modification to the risk factors set forth below, there have been no material changes to the Company’s risk factors previously disclosed in the 2014 Form 10-K. The below risk factors and the risk factors described in the 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factor supplements our risk factor set forth in our 2014 Form 10-K entitled “We have not established a minimum distribution payment level on our common stock and we cannot assure you of our ability to make distributions in the future.” As noted in the 2014 Form 10-K, we do not generally plan to make distributions on earnings of our wholly owned taxable REIT subsidiary and accordingly our Board may elect to reduce distributions on our common stock going forward.

We have not established a minimum distribution payment level on our common stock and we cannot assure you of our ability to make distributions in the future, or that our board of directors will not reduce distributions in the future regardless of such ability.

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend to holders of our common stock prior to September 15th of the following year, to achieve this result. On March 17, 2015, we announced that our board of directors declared monthly cash dividend rates for the second quarter of 2015 of $0.125 per share of common stock for the months of April, May and June.

Even though our board of directors has declared these dividends, we have not established a minimum distribution payment level on our common stock and our ability to make distributions may be adversely affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. Additionally, we generally anticipate the retention of profits generated by our wholly owned, taxable REIT subsidiary Five Oaks Acquisition Corp. There can be no assurance of our ability to make distributions to our common stockholders, or that our board of directors will not determine to reduce such distributions, in the future. In addition, some of our distributions to our common stockholders may continue to include a return of capital.

The following risk factor supplements our risk factor set forth in our 2014 Form 10-K entitled “Maintenance of our exclusion from the Investment Company Act will impose limits on our business.” This supplemental risk factor particularly provides an update to reflect our current intent not to consolidate all of the assets and the liabilities of our securitization trusts going forward.

Maintenance of our exclusion from the Investment Company Act will impose limits on our business; we have not sought formal guidance from the staff of the SEC as to our treatment of loans in securitization trusts and there can be no assurance that the staff will not adopt a contrary interpretation which could cause us to sell material amounts of our assets and to change our investment strategy.

We conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in our Annual Report on Form 10-K for the year ended December 31, 2014. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the Investment Company Act are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and at least 80% of our assets in qualifying real estate interests plus “real estate-related assets.” In satisfying this 55% requirement, based on SEC staff guidance, we may treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. Neither the SEC nor its staff has issued guidance with respect to whole pool Non-Agency RMBS. Accordingly, based on our own judgment and analysis of the SEC staff’s guidance with respect to whole pool Agency RMBS, we may also treat Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. We may also treat whole mortgage loans that we acquire directly as qualifying real estate interests provided that 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the mortgage. We currently treat partial pool Agency and Non-Agency RMBS as real estate-related assets. We treat any interest rate swaps or other derivative hedging transactions we enter into as miscellaneous assets that will not exceed 20% of our total assets. We generally rely on guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

When we acquire (i) 100% of the expected loss exposure and all of the directing certificate holder’s rights in a K-Series trust; or (ii) 100% of the subordinated certificates issued by a securitization trust into which we sell loans, which certificates have the sole ability, inter alia, to foreclose against defaulting loans and have all of the interests in the trust’s expected loss disclosure; we treat the full amount of loans in the trust as qualifying real estate. When we acquire less than 100% of the subordinated certificates in a K-Series trust (and accordingly have less than 100% of the trust’s expected loss exposure), we treat our net investment amount in such trust as real estate related assets. We currently intend not to acquire subordinated certificates issued by any securitization trust into which we sell loans that cause us as holders to have the ability, inter alia, to foreclose against defaulting loans. As a result, we will treat our net investment amount in future securitization trusts as real-estate related assets, but not qualifying real estate interests, even though we may acquire 100% of such subordinated certificates issued by such trusts.

The foregoing treatments are not based on specific and particular guidance from the SEC staff. Accordingly, there can be no assurance that such treatments, particularly as to the treatment of the loans in a trust described by “(i)” or “(ii)” above as qualified real estate interests and in such amounts as described above, will continue to be appropriate. Additionally, we use our net investment amount in any K-Series trust (rather than the amount of loans in such trust) that is not described by “(i)” above when calculating whether we continue to meet the requirements of the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. If we were required to use the aggregate face amount of loans in any such K-Series trust in making such calculation, it is likely that the exclusion would no longer be available to us given the large amount of those loans vis a vis our current and expected holdings of other qualifying real estate interests. Similarly, if we were required to use the aggregate face amount of loans in future securitization trusts where we own 100% of the subordinated certificates but do not own the rights, inter alia, to foreclose against defaulting loans, it is likely that the exclusion would no longer be available to us as the aggregate amount of the loans in such securitization trust increases over time. If the SEC or its staff determines that any of these securities are not qualifying real estate interests or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exclusions or changes its interpretation of the above exclusions based on our methodology for calculating compliance or otherwise, we could be required to substantially restructure our activities including selling material amounts of our assets and to adopt changes to our investment strategy.

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

FIVE OAKS INVESTMENT CORP.

Dated: May 11 , 2015	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: May 11, 2015	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________________

*	Filed herewith

