Form 10-Q
period 2015-06-30
Five Oaks Investment Corp.
filed 2015-08-10
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2015
Common stock, $0.01 par value	14,724,750

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	5
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 (unaudited), and June 30, 2014 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 (unaudited), and June 30, 2014 (unaudited)	7
	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2015 (unaudited), and June 30, 2014 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (unaudited), and June 30, 2014 (unaudited)	9-10
	Notes to Unaudited Condensed Consolidated Financial Statements	11-48
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	65
Item 4.	Controls and Procedures	71

PART II - Other Information		73

Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	73

Signatures		74

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

June 30, 2015

(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	5

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 (unaudited) and the three and six months ended June 30, 2014 (unaudited)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 (unaudited) and the three and six months ended June 30, 2014 (unaudited)	7

Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2015 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (unaudited) and the six months ended June 30, 2014 (unaudited)	9 - 10

Notes to Condensed Consolidated Financial Statements (unaudited)	11 - 48

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $491,584,595 and $366,103,204 for
June 30, 2015 and December 31, 2014, respectively)	$491,584,595	$368,315,738
Mortgage loans held-for-sale, at fair value	48,978,699	54,678,382
Multi-family loans held in securitization trusts, at fair value	1,620,066,565	1,750,294,430
Residential loans held in securitization trusts, at fair value	472,629,816	631,446,984
Mortgage servicing rights, at fair value	2,457,374	-
Linked transactions, net, at fair value	-	60,818,111
Cash and cash equivalents	30,060,855	32,274,285
Restricted cash	14,291,416	11,400,645
Deferred offering costs	900,150	945,661
Deferred securitization costs	89,643
Accrued interest receivable	9,126,537	10,962,663
Investment related receivable	1,443,832	979,509
Derivative assets, at fair value	-	21,550
FHLB stock	2,403,000	-
Other assets	325,307	71,599

Total assets	$2,694,357,789	$2,922,209,557

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$498,378,000	$544,614,000
Mortgage loans held-for-sale	42,663,099	50,263,852
FHLB advances	53,400,000	-
Multi-family securitized debt obligations	1,536,502,579	1,670,573,456
Residential securitized debt obligations	356,104,980	432,035,976
Derivative liabilities, at fair value	3,200,514	2,289,058
Accrued interest payable	6,934,955	8,238,924
Dividends payable	29,349	39,132
Fees and expenses payable to Manager	1,155,000	1,062,000
Other accounts payable and accrued expenses	1,144,418	295,029

Total liabilities	2,499,512,894	2,709,411,427

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,724,750 and 14,718,750 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	146,953	146,953
Additional paid-in capital	189,152,358	189,332,874
Accumulated other comprehensive income	7,781,228	7,208,350
Cumulative distributions to stockholders	(45,197,589)	(32,406,541)
Accumulated earnings	5,804,973	11,359,522

Total stockholders' equity	194,844,895	212,798,130

Total liabilities and stockholders' equity	$2,694,357,789	$2,922,209,557

(1)	The Company’s condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs”) as the Company is the primary beneficiary of these VIEs. As of June 30, 2015 and December 31, 2014, assets of consolidated VIEs totaled $2,099,907,248 and $2,389,784,101, respectively, and the liabilities of consolidated VIEs totaled $1,899,078,499 and $2,180,936,221, respectively

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$6,753,580	$4,487,279	$13,559,539	$8,390,239
Mortgage loans held-for-sale	642,104	4,381	1,347,565	7,517
Multi-family loans held in securitization trusts	17,249,728	-	34,885,204	-
Residential loans held in securitization trusts	5,039,380	-	10,931,159	-
Cash and cash equivalents	4,236	7,006	8,577	8,593
Interest expense:	-		-
Repurchase agreements - available-for-sale securities	(1,789,532)	(602,038)	(3,502,300)	(1,162,260)
Repurchase agreements - mortgage loans held-for-sale	(392,394)	(5,766)	(828,987)	(5,766)
Multi-family securitized debt obligations	(15,778,322)	-	(31,913,781)	-
Residential securitized debt obligations	(3,102,240)	-	(6,757,709)	-

Net interest income	8,626,540	3,890,862	17,729,267	7,238,323

Other-than-temporary impairmants
(Increase)/decrease in credit reserves	567,205	-	(1,410,284)	-
Additional other-than-temporary credit impairment losses	-	-	(2,890,939)	-

Total impairment losses recognized in earnings	567,205	-	(4,301,223)	-

Other income:
Realized gain (loss) on sale of investments, net	524,156	750,778	369,843	(3,457,239)
Unrealized gain (loss) and net interest income from Linked Transactions	-	8,812,538	-	14,704,733
Realized gain (loss) on derivative contracts, net	(1,217,392)	(849,826)	(4,047,878)	(1,692,593)
Unrealized gain (loss) on derivative contracts, net	902,032	(5,968,542)	(849,006)	(11,100,869)
Realized gain (loss) on mortgage loans held-for-sale	759,059	93,242	1,031,291	93,242
Unrealized gain (loss) on mortgage loans held-for-sale	(594,542)	-	(43,159)	-
Unrealized gain (loss) on mortgage service rights	(268,311)	-	(268,311)	-
Unrealized gain (loss) on multi-family loans held in securitization trusts	1,803,472	-	3,840,584	-
Unrealized gain (loss) on residential loans held in securitization trusts	(2,975,798)	-	(6,332,205)	-
Other income	26,611	-	26,611	-

Total other income (loss)	(1,040,713)	2,838,190	(6,272,230)	(1,452,726)

Expenses:
Management fee	698,629	622,843	1,416,404	1,090,378
General and administrative expenses	1,717,361	380,711	3,401,237	632,802
Operating expenses reimbursable to Manager	1,055,075	870,817	2,106,642	1,539,470
Other operating expenses	586,298	375,667	1,205,541	505,130
Compensation expense	62,348	54,405	122,995	134,482

Total expenses	4,119,711	2,304,443	8,252,819	3,902,262

Net income (loss)	$4,033,321	$4,424,609	$(1,097,005)	$1,883,335

Dividends to preferred stockholders	(870,726)	(635,923)	(1,751,235)	(1,116,495)

Net income (loss) attributable to common stockholders	$3,162,595	$3,788,686	$(2,848,240)	$766,840

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$3,162,595	$3,788,686	$(2,848,240)	$766,840
Weighted average number of shares of common stock outstanding	14,721,492	11,150,788	14,720,051	10,001,587
Basic and diluted income (loss) per share	$0.21	$0.34	$(0.19)	$0.08
Dividends declared per share of common stock	$0.38	$0.36	$0.75	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$4,033,321	$4,424,609	$(1,097,005)	$1,883,335

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(9,266,750)	61,988	(6,710,763)	12,467,755
Reclassification adjustment for net gain (loss) included in net income	1,415,814	5,563,982	1,415,814	5,563,982
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	(567,205)	-	4,301,223	-
Reclassification cumulative adjustment for Linked Transactions	-	-	4,457,544	-

Total other comprehensive income (loss)	(8,418,141)	5,625,970	3,463,518	18,031,737

Less: Dividends to preferred stockholders	(870,726)	(635,923)	(1,751,235)	(1,116,495)

Comprehensive income (loss) attributable to common stockholders	$(5,255,546)	$9,414,656	$(615,578)	$18,798,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Balance at January 1, 2015	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,350	$(32,406,541)	$11,359,522	$212,798,130
Issuance of common stock, net	-	-	6,000	-	-	-	-	-	-
Cost of issuing common stock	-	-	-	-	(225,594)	-	-	-	(225,594)
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Restricted stock compensation expense	-	-	-	-	45,078	-	-	-	45,078
Net income (loss)	-	-	-	-	-	-	-	(1,097,005)	(1,097,005)
Other comprehensive income (loss)	-	-	-	-	-	(5,294,949)	-	-	(5,294,949)
Reclassification cumulative adjustments for Linked Transactions						4,457,544		(4,457,544)	-
Reclassification adjustment for other-than-temporary impairments included in net income						1,410,283			1,410,283
Common dividends declared	-	-	-	-	-	-	(11,039,813)	-	(11,039,813)
Preferred dividends declared	-	-	-	-	-	-	(1,751,235)	-	(1,751,235)
Balance at June 30, 2015	1,610,000	$37,156,972	14,724,750	$146,953	$189,152,358	$7,781,228	$(45,197,589)	$5,804,973	$194,844,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,097,005)	$1,883,335
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	4,301,223	-
Amortization/accretion of available-for-sale securities premiums and discounts, net	(7,882,863)	(2,316,901)
Realized (gain) loss on sale of investments, net	(369,843)	4,591,068
Unrealized (gain) loss on Linked Transactions, net	-	(9,339,380)
Realized (gain) loss on derivative contracts	4,047,878	1,692,593
Unrealized (gain) loss on derivative contracts	849,006	11,100,869
Realized (gain) loss on mortgage loans held-for-sale	(1,031,291)	-
Unrealized (gain) on mortgage loans held-for-sale	43,159	(93,242)
Unrealized (gain) loss on mortgage servicing rights	268,311	-
Unrealized (gain) loss on multi-family loans held in securitization trusts	(3,840,584)	-
Unrealized (gain) loss on residential loans held in securitization trusts	6,332,205	-
Restricted stock compensation expense	45,078	(35,696)
Net change in:
Accrued interest receivable	1,168,276	(427,882)
Other assets	(253,708)	(170,475)
Accrued interest payable	(603,702)	(12,147)
Fees and expenses payable to Manager	93,000	230,000
Other accounts payable and accrued expenses	849,389	(56,215)

Net cash provided by operating activities	2,918,529	7,045,927

Cash flows from investing activities:
Purchase of available-for-sale securities	(109,389,530)	(214,616,170)
Purchase of mortgage loans held-for-sale	(282,639,129)	(4,417,555)
Purchase of mortgage service rights	(2,725,685)	-
Purchase of FHLB stock	(2,403,000)	-
Proceeds from mortgage loans held-for-sale	288,811,206	-
Proceeds from sales of available-for-sale securities	162,351,939	86,186,338
Net proceeds from (payments for) derivative contracts	(3,963,878)	(191,406)
Payments for sales of derivative contracts and interest expense	-	(1,333,187)
Principal payments from available-for-sale securities	39,601,721	18,412,683
Principal payments from mortgage loans held-for-sale	515,738	-
Deferred securitization	(89,643)	-
Investment related receivable	70,399,740	(418,520)
Restricted cash	(2,890,771)	(30,065,505)
Payable for securities purchased	-	15,492,311

Net cash (used in) provided by investing activities	157,578,708	(130,951,011)

Cash flows from financing activities:
Net proceeds from issuance of common stock	(225,594)	73,684,805
Net proceeds from issuance of preferred stock	45,511	19,103,574
Change in deferred offering costs	-	(688,281)
Dividends paid on common stock	(11,039,813)	(7,191,938)
Dividends paid on preferred stock	(1,761,018)	(1,129,647)
Proceeds from repurchase agreements - available-for-sale securities	3,192,400,999	2,145,752,286
Proceeds from repurchase agreements - mortgage loans held-for-sale	47,097,001	3,957,697
Proceeds fromFHLBI advances	53,400,000	-
Principal repayments of repurchase agreements - available-for-sale securities	(3,387,929,999)	(2,049,592,286)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(54,697,754)	-
Net cash received (paid) on securities underlying Linked Transactions	-	(173,775,114)
Net cash received from repurchase agreements underlying Linked Transactions	-	136,536,000

Net cash (used in) provided by financing activities	(162,710,667)	146,657,096

Net increase (decrease) in cash and cash equivalents	(2,213,430)	22,752,012

Cash and cash equivalents, beginning of period	32,274,285	33,062,931

Cash and cash equivalents, end of period	$30,060,855	$55,814,943

Supplemental disclosure of cash flow information
Cash paid for interest	$4,934,989	$1,180,173

Non-cash investing and financing activities information
Restricted stock compensation expense	$45,078	$(35,696)
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$(993,726)	$18,031,737
Consolidation of multi-family loans held in securitization trusts	$1,625,701,369	$-
Consolidation of residential loans held in securitization trusts	$474,205,879	$-
Consolidation of multi-family securitized debt obligations	$1,541,927,234	$-
Consolidation of residential securitized debt obligations	$357,151,265	$-
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$210,238,653	$-
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$149,293,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

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

June 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements. The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statement of stockholders’ equity and the condensed consolidated statements of cash flows, for the three and six months ended June 30, 2015 and for the three and six months ended June 30, 2014, are unaudited.

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

June 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At June 30, 2015, the Company determined that it was the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and two residential mortgage loan transactions (CSMC 2014-OAK1 and JPMMT 2014-OAK4), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2012-KF01 trust, the Company determined that it was the primary beneficiary of an intermediate trust that has the power to direct the activities and the obligation to absorb losses of the FREMF 2012-KF01 trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. At June 30, 2015 and December 31, 2014, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $142,019,587 and $53,485,053, respectively and Multi-Family MBS $116,499,851 and $0, respectively).

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

June 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

June 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment

The Company evaluates its MBS, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, an OTTI should still be recognized to the extent that a decrease in future cash flows expected to be collected is due, at least in part, to an increase in credit loss expectations (“credit impairment”). A decrease in future cash flows due to factors other than credit, for example a change in the rate of prepayments, is considered a non-credit impairment. The full amount of the difference between the security’s previous and new cost basis resulting from credit impairment is recognized currently in earnings, and the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method. Decreases in cash flows expected to be collected resulting from non-credit impairment are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

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
June 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, as of June 30, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the four trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 – Fair Value Measurement below for additional detail.

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
June 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, FOI, became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, FOI may borrow funds from the FHLBI in the form of secured advances (“FHLB advances”). FHLB advances are treated as secured financing transactions and are carried at their contractual amounts. In connection with FHLB advances, FOI is required to purchase FHLBI stock, which is recorded on the Company’s condensed consolidated balance sheet as an asset.

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
June 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 16 for details of the computation of basic and diluted earnings per share.

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

Recently Issued and/or Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016, with early adoption prohibited. The Company has determined this ASU will not have a material impact on the Company’s financial condition or results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued ASU No. 2014-11, which requires repurchase-to-maturity transactions to be accounted for as secured borrowings, eliminates the existing guidance for repurchase financings, and requires new disclosures for certain transactions accounted for as secured borrowings and sales. This ASU is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning on or after March 15, 2015. Adoption of this ASU did not have any impact on the Company’s financial condition, but did impact financial statement disclosures as further described in Note 3.

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU requires certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption of this ASU was applied, which did not have a material impact on the Company’s financial condition, but did impact financial statement disclosures as further described in Note 3.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU No. 2015-02, which changes the guidance on the consolidation of certain investment funds as well as both the variable interest model and the voting model. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

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

Available-for-sale Securities

The Company currently invests in Non-Agency RMBS, Agency RMBS and Multi-Family MBS.

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
June 30, 2015 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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
June 30, 2015 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

MSRs and Excess Servicing Rights

Designation

MSRs are associated with residential mortgage loans that the Company has purchased and subsequently sold or securitized, and are typically acquired directly from loan originators and recognized at the time that loans are transferred to a third party or a securitization, in each case providing such transfer meets the GAAP criteria for sale. The Company retains the rights to service certain loans that it sells or securitizes, but employs one or more sub-servicers to perform the servicing activities.

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
June 30, 2015 (unaudited)

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of June 30, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts.

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

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust as of June 30, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within each of the trusts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

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
June 30, 2015 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Non-Hedging Activity – Linked Transactions

With effect from January 1, 2015, ASU 2014-11 changed the basis on which the Company accounts for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis which on the Company accounts for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements respectively.

Prior to adoption of ASU 2014-11, it was presumed that the initial transfer of a financial asset (i.e. the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction”, unless certain criteria are met. The two components of a linked transaction (MBS purchase and repurchase financing) were accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s consolidated balance sheet in the line item “Linked Transactions, net, at fair value”. Changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense were reported as “Unrealized gain and net interest income from Linked Transactions”, on the Company’s consolidated statement of operations. When or if a transaction was no longer considered to be linked, the MBS and repurchase financing were reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions were no longer considered linked became the cost basis of the MBS, and the income recognition yield for such MBS was calculated prospectively using this new cost basis. (See Notes 10 and 11).

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

With effect from January 1, 2015, ASU 2014-11 changed the basis on which the Company accounts for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which the Company accounts for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, the Company’s GAAP financial statements as of and for the period ended June 30, 2015 are not directly comparable to prior period GAAP financials.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents the Company’s AFS investment securities by collateral type at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$89,429,826	$162,344,627
Federal National Mortgage Association	143,635,331	152,486,058
Non-Agency	142,019,587	53,485,053
Multi-Family	116,499,851
Total mortgage-backed securities	$491,584,595	$368,315,738

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Agency	Non-Agency (1)		Multi-Family	Total
Face Value	$229,830,135	$188,029,097		$153,521,523	$571,380,755
Unamortized premium	1,202,379	66,825		-	1,269,204
Unamortized discount
Designated credit reserve	-	(18,305,657	)(2)	-	(18,305,657)
Net, unamortized	(1,887,043)	(35,090,000)		(36,154,385)	(73,131,428)
Amortized Cost	229,145,471	134,700,265		117,367,138	481,212,874
Gross unrealized gain	4,276,386	5,143,175		1,203,761	10,623,322
Gross unrealized (loss)	(356,700)	(1,424,572)		(2,071,048)	(3,852,320)
Fair Value	$233,065,157	$138,418,868		116,499,851	$487,983,876

	December 31, 2014
	Agency	Non-Agency	Total
Face Value	$309,790,551	$76,672,548	$386,463,099
Unamortized premium	4,796,106	-	4,796,106
Unamortized discount
Designated credit reserve	-	(12,697,796)	(12,697,796)
Net, unamortized	(2,244,687)	(15,209,335)	(17,454,022)
Amortized Cost	312,341,970	48,765,417	361,107,387
Gross unrealized gain	3,670,643	4,732,247	8,402,890
Gross unrealized (loss)	(1,181,928)	(12,611)	(1,194,539)
Fair Value	$314,830,685	$53,485,053	$368,315,738

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $229,787,057, book value of $3,832,990, unrealized loss of $232,273 and a fair value of $3,600,718.
(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at June 30, 2015 reflect Credit Reserve of $1,410,284 and OTTI of $2,890,939.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

At June 30, 2015, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI losses through earnings of $167,784 on two Non-Agency RMBS and decreased credit reserves by $734,989 on two Non-Agency RMBS sold during the three months ended on June 30, 2015.

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

The following table presents the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
(Increase)/decrease in credit reserves	$567,205	$-
Additional other-than-temporary credit impairment losses	-	-
Total impairment losses recognized in earnings	567,205	-

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
(Increase)/decrease in credit reserves	(1,410,284)	-
Additional other-than-temporary credit impairment losses	(2,890,939)	-
Total impairment losses recognized in earnings	(4,301,223)	-

Unrealized losses on the Company’s Non-Agency RMBS were $1.4 million at June 30, 2015. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit factors, including changes in the rate of prepayments. To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and these are the result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities, inclusive of securities previously booked as linked, for the three and six months ended June 30, 2015 and June 30, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
AFS securities sold, at cost	$106,968,002	$11,997,363
Proceeds from AFS securities sold	107,609,266	12,915,101
Net realized gain (loss) on sale of AFS securities	$641,264	$917,738

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
AFS securities sold, at cost	$106,968,002	$106,746,157
Proceeds from AFS securities sold	107,609,266	103,535,140
Net realized gain (loss) on sale of AFS securities	$641,264	$(3,211,017)

The following tables present the fair value of AFS investment securities by rate type as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$216,373,089	$142,019,587	-	$358,392,676
Fixed rate	16,692,069	-	116,499,851	133,191,920
Total	$233,065,158	$142,019,587	116,499,851	$491,584,596

	December 31, 2014
	Agency	Non-Agency	Total
Adjustable rate	$229,648,342	$53,485,053	$283,133,395
Fixed rate	85,182,343	-	85,182,343
Total	$314,830,685	$53,485,053	$368,315,738

The following tables present the fair value of AFS investment securities by maturity date as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Less than one year	$-	$-
Greater than one year and less than five years	62,111,743	35,855,146
Greater than or equal to five years	429,472,853	332,460,592
Total	$491,584,596	$368,315,738

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

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

The following tables present the changes for the six months ended June 30, 2015 and year ended December 31, 2014 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	June 30, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	$(49,325,117)	$(64,545,980)	$(113,871,097)
Acquisitions	-	(22,597,930)	(22,597,930)
Dispositions	24,994,386	9,143,622	34,138,008
Accretion of net discount	-	7,795,422	7,795,422
Realized gain on paydowns	-	132,716	132,716
Realized credit losses	6,024,520	(2,890,939)	3,133,581
Addition to credit reserves	(2,319,014)	2,151,230	(167,784)
Release of credit reserves	2,319,568	(2,319,568)	-
Ending balance at June 30, 2015	$(18,305,657)	$(73,131,427)	$(91,437,084)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

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

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three and six months ended June 30, 2015, the Company had unrealized gains (losses) on AFS securities of $(8,418,144) and $(993,726), respectively.

The following tables present components of interest income on the Company’s AFS securities for the three months ended June 30, 2015 and June 30, 2014 and six months ended June 30, 2015 and June 30, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$1,891,811	$151,912	$2,043,723	$3,074,166	$151,622	$3,225,788
Non-Agency	578,691	2,281,616	2,860,307	127,034	1,042,083	1,169,117
Multi-Family	455,635	1,393,914	1,849,550	83,461	8,913	92,374
Total	$2,926,137	$3,827,443	$6,753,580	$3,284,661	$1,202,618	$4,487,279

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$3,887,013	$303,805	$4,190,818	$5,770,383	$212,007	$5,982,390
Non-Agency	875,207	5,140,318	6,015,526	174,460	2,084,467	2,258,927
Multi-Family	912,523	2,441,608	3,354,131	128,495	20,427	148,922
Total	$5,674,743	$7,885,731	$13,560,475	$6,073,338	$2,316,901	$8,390,239

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the fair value of the Company’s mortgage loans held-for-sale as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Unpaid principal balance	$48,699,760	$54,348,654
Fair value adjustment	278,939	329,728
Fair value	$48,978,699	$54,678,382

At June 30, 2015 and December 31, 2014, the Company pledged mortgage loans with a fair value of $49.0 million and $54.7, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Repurchase Agreements.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of June 30, 2015 are as follows:

June 30, 2015
Massachussetts	34.3%
California	25.6%
New Jersey	14.4%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $83,774,135 at June 30, 2015.

The condensed consolidated balance sheet of the FREMF trusts at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Balance Sheet
Assets
Multi-family mortgage loans held in securitization trusts	$1,620,066,565	1,750,294,430
Receivables	5,634,804	6,012,642

Total assets	$1,625,701,369	1,756,307,072

Liabilities and Equity
Multi-family securitized debt obligations	$1,536,502,579	1,670,573,456
Payables	5,424,655	5,800,065
	$1,541,927,234	1,676,373,521
Equity	83,774,135	79,933,551

Total liabilities and equity	$1,625,701,369	1,756,307,072

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,512,710,609 at June 30, 2015 and $1,637,721,473 at December 31, 2014. The multi-family securitized debt obligations had an unpaid principal balance of $1,512,710,609 at June 30, 2015 and $1,637,721,473 at December 31, 2014.

The condensed consolidated statements of operations of the FREMF trusts for the three and six months ended June 30, 2015 and June 30, 2014 are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Statement of Operations
Interest income	$17,249,728	-
Interest expense	15,778,321	-
Net interest income	$1,471,407	-
General and administrative fees	(838,544)	-
Unrealized gain (loss) on multi-family loans held in securitization trusts	1,803,473	-
Net Income	$2,436,336	-

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Statement of Operations
Interest income	$34,885,204	-
Interest expense	31,913,781	-
Net interest income	$2,971,423	-
General and administrative fees	(1,706,891)	-
Unrealized gain (loss) on multi-family loans held in securitization trusts	3,840,584	-
Net Income	$5,105,116	-

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 6 – THE FREMF TRUSTS (Continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of June 30, 2015:

June 30, 2015
Texas	20.0%
New York	12.0%
California	11.1%
Washington	6.5%
Colorado	5.8%
Georgia	5.4%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net fair value of $117,054,614 at June 30, 2015.

The condensed consolidated balance sheet of the residential mortgage loan securitization trusts at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Balance Sheet
Assets
Residential mortgage loans held in securitization trusts	$472,629,816	631,446,984
Receivables	1,576,063	2,030,045

Total assets	$474,205,879	633,477,029

Liabilities and Equity
Residential securitized debt obligations	$356,104,980	502,900,040
Payables	1,046,285	1,662,660
	$357,151,265	504,562,700
Equity	117,054,614	128,914,329

Total liabilities and equity	$474,205,879	633,477,029

The residential mortgage loans held in the securitization trusts had an unpaid principal balance of $460,636,416 at June 30, 2015 and $608,858,758 at December 31, 2014. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $460,636,416 at June 30, 2015 and $608,858,758 at December 31, 2014.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and six months ended June 30, 2015 and June 30, 2014 are as follows:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Statement of Operations
Interest income	$5,039,380	-
Interest expense	3,102,240	-
Net interest income	$1,937,140	-
General and administrative fees	(107,325)	-
Unrealized gain (loss) on residential loans held in securitization trusts	(2,975,804)	-
Net Income	$(1,145,989)	-

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Statement of Operations
Interest income	$10,931,159	-
Interest expense	6,757,709	-
Net interest income	$4,173,450	-
General and administrative fees	(348,520)	-
Unrealized gain (loss) on residential loans held in securitization trusts	(6,332,205)	-
Net Income	$(2,507,275)	-

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of June 30, 2015:

June 30, 2015
California	48.6%
Washington	13.0%
Massachussetts	5.5%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust, JPMMT 2014-OAK4 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the trusts in its financial statements as of and for the period ending June 30, 2015. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 9 – RESTRICTED CASH

As of June 30, 2015, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Restricted cash balance held by:
Broker counterparties for derivatives trading	$7,029,075	$5,104,532
Repurchase counterparties as restricted collateral	7,156,580	6,296,111
Total	$14,185,655	$11,400,643

NOTE 10 – BORROWINGS

With effect from January 1, 2015, ASU 2014-11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, our GAAP financial statements as of and for the period ended June 30, 2015 are not directly comparable to prior period GAAP financials.

Repurchase Agreements

The Company has entered into repurchase agreements (including three residential loan warehouse facilities to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 1.36% at June 30, 2015. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$168,366,000	0.37%	$298,783,000	0.36%
Non-Agency(1)	200,524,000	1.94%	200,347,000	1.25%
Multi-Family(2)	129,488,000	1.55%	45,484,000	1.85%
Mortgage loans	42,663,099	2.65%	50,263,852	2.86%
Total	$541,041,099	1.36%	$594,877,852	0.99%

(1)	At December 31, 2014, the Company had repurchase agreements of $85,497,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 10 – BORROWINGS (Continued)

At June 30, 2015 and December 31, 2014, the repurchase agreements had the following remaining maturities:

	June 30, 2015	December 31, 2014
< 30 days	$481,135,919	$465,817,820
31 to 60 days	15,886,000	86,025,327
61 to 90 days	14,843,000	-
> 90 days	29,176,180	43,034,705
Total	$541,041,099	$594,877,852

Under the repurchase agreements (including residential loan warehouse facilities), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of June 30, 2015.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
North America	$321,243,000	59.37%	14	$419,513,822
Europe (1)	116,222,099	21.48%	77	145,849,613
Asia (1)	103,576,000	19.14%	11	117,236,750
Total	$541,041,099	100.00%	27	$682,600,185

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2014
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	of collateral held
North America	$388,138,820	65.25%	19	$463,615,686
Europe (2)	93,350,032	15.69%	21	113,286,452
Asia (2)	113,389,000	19.06%	122	118,519,817
Total	$594,877,852	100.00%	36	$695,421,955

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

NOTE 10 – BORROWINGS (Continued)

Secured Loans

In February 2015, the Company’s wholly-owned subsidiary, FOI, became a member of the FHLBI. As a member of the FHLBI, FOI may borrow funds from the FHLBI in the form of secured advances.

As of June 30, 2015, FOI, had $53.4 million in outstanding secured advances from the FHLBI and is approved for available uncommitted credit for borrowing of an aggregate amount up to $500 million. The secured advances are due in three months and have floating rates based on three-month LIBOR plus a spread. For the six months ended June 30, 2015, FOI had average borrowings of $8.1 million with a weighted average borrowing rate of 0.35%.

The ability to borrow funds from the FHLBI is subject to the Company’s continued credit worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI.

As of June 30, 2015, the FHLBI advances were collateralized by RMBS with a fair value of $55.9 million.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require FOI to provide additional collateral.

An additional requirement of FHLBI membership is to purchase and hold a certain amount of FHLBI stock, which is based in part, upon the outstanding principal balance of secured advances from the FHLBI. As of June 30, 2015, FHLBI stock held totaled $2,403,000.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

With effect from January 1, 2015, ASU 2014-11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, our GAAP financial statements as of and for the period ended June 30, 2015 are not directly comparable to prior period GAAP financials.

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaption and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the condensed consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the condensed consolidated statement of operations as a realized loss on derivative contracts. In addition, as set out in Note 3, the Company recorded Linked Transactions as a forward purchase (derivative) contract at fair value on the condensed consolidated balance sheet. Although Linked Transactions were accounted for as derivative instruments, they were not entered into as part of the Company’s risk management activities and were not designated as hedging instruments.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(2,850,933)	271,000,000
Futures	-	-	(349,586)	190,000,000
Total	$-	-	$(3,200,519)	461,000,000

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(1,755,107)	226,000,000
Swaptions	21,550	25,000,000	-	-
Futures	-	-	(533,951)	98,000,000
Total	$21,550	25,000,000	$(2,289,058)	324,000,000

The following tables present the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(110,768)	0.66%	0.6	0.0%
Greater than 3 years and less than 5 years	236,000,000	(2,740,165)	1.60%	3.2	0.0%
Total	$271,000,000	$(2,850,933)	1.48%	2.9	0.0%

	December 31, 2014
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(124,591)	0.66%	1.1	0.0%
Greater than 3 years and less than 5 years	191,000,000	(1,630,516)	1.66%	3.7	0.0%
Total	$226,000,000	$(1,755,107)	1.51%	3.3	0.0%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$541,041,099	$-	$541,041,099	$-	$-	$541,041,099
Interest rate swaps	(2,850,933)	-	(2,850,933)	-	2,850,933	-
Futures	(349,586)	-	(349,586)	-	349,586	-
FHLB Advances	53,400,000	-	53,400,000			53,400,000
Total	$591,240,580	$-	$591,240,580	$-	$3,200,519	$594,441,099

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 (unaudited)

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

(2) Non-Agency RMBS and Multi-Family MBS securities within a Linked Transaction serve as collateral for the Linked Transaction. See Note 3 “Non-Hedging Activity – Linked Transactions” for information on Linked Transactions.

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended June 30, 2015 and June 30, 2014 and six months ended June 30, 2015 and June 30, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Three Months Ended June 30, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(900,671)	$776,847	$(123,824)
Futures	(316,721)	125,185	(191,536)
Total	$(1,217,392)	$902,032	$(315,360)

	Three Months Ended June 30, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(765,826)	$(4,807,659)	$(5,573,485)
Swaptions	(84,000)	(467,598)	(551,598)
Futures	-	(693,285)	(693,285)
Total	$(849,826)	$(5,968,542)	$(6,818,368)

(1) In the three month period ended June 30, 2015, net swap interest expense totaled $719,442 comprised of $900,215 in interest expense paid (included in realized gain (loss) and $180,772 in accrued interest income (included in unrealized appreciation (depreciation). In the three month period ended June, 2014, net swap interest expense totaled $679,777 comprised of $765,826 in interest expense paid (included in realized gain (loss) and $86,049 in accrued interest income (included in unrealized appreciation (depreciation).

	Six Months Ended June 30, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(1,421,593)	$(1,095,827)	$(2,517,420)
Swaptions	(84,000)	62,450	(21,550)
Futures	(2,542,285)	184,371	(2,357,914)
Total	$(4,047,878)	$(849,006)	$(4,896,884)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Six Months Ended June 30, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(1,142,140)	$(9,036,957)	$(10,179,097)
Swaptions	(168,000)	(1,148,003)	(1,316,003)
Futures	(191,047)	(847,550)	(1,038,597)
TBAs	(191,406)	(68,359)	(259,765)
Total	$(1,692,593)	$(11,100,869)	$(12,793,462)

(1) In the six month period ended June 30, 2015, net swap interest expense totaled $1,433,547 comprised of $1,421,156 in interest expense paid (included in realized gain (loss) and $12,391 in accrued interest expense (included in unrealized appreciation (depreciation). In the six month period ended June, 2014, net swap interest expense totaled $1,316,793 comprised of $1,142,140 in interest expense paid (included in realized gain (loss) and $174,653 in accrued interest expense (included in unrealized appreciation (depreciation).

NOTE 12 - MSRs

During the six months ended June 30, 2015, the Company retained the servicing rights associated with an aggregate principal balance of $538,643,377 of residential mortgage loans that the Company had previously transferred to three residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at our TRS. As the result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1, it does not consolidate this trust, and as a consequence, MSRs associated with this trust are recorded on the Company’s condensed consolidated balance sheet at June 30, 2015.

The following table presents the Company’s MSR activity for the three months ended June 30, 2015.

Three Months Ended June 30, 2015
Balance at beginning of period	$-
MSRs retained from sales to securitizations	2,457,373
Balance at end of year	$2,457,373

Loans associated with MSRs (1)	$252,297,973
MSR values as percent of loans (2)	0.97%

(1)	Amounts represent the principal balance of loans associated with MSRs outstanding at June 30, 2015

(2)	Amounts represent the carrying value of MSRs at June 30, 2015 divided by the outstanding balance of the loans associated with these MSRs

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 12 – MSRs (continued)

The following table presents the components of servicing income recorded on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2015:

Three Months Ended June 30, 2015
Servicing income, net	$65,770
Income from MSRs, net	$65,770

NOTE 13 – FINANCIAL INSTRUMENTS

With effect from January 1, 2015, ASU 2014-11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, our GAAP financial statements as of and for the period ended June 30, 2015 are not directly comparable to prior period GAAP financials.

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of June 30, 2015 and December 31, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	June 30, 2015
Assets:
Residential mortgage-backed securities (a)	$-	$491,584,595	$-	$491,584,595
Residential mortgage loans	-	48,978,699	-	48,978,699
Multi-Family mortgage loans held in securitization trusts	-	1,620,066,565	-	1,620,066,565
Residential mortgage loans held in securitization trusts	-	472,629,816	-	472,629,816
Mortgage servicing rights	-	-	2,457,374	2,457,374
FHLB stock	2,403,000	-	-	2,403,000
Total	$2,403,000	$2,633,259,675	$2,457,374	$2,638,120,049

Liabilities:
Interest rate swaps	$-	$(2,850,933)	$-	$(2,850,933)
Multi-family securitized debt obligations	-	(1,536,502,580)	-	(1,536,502,580)
Residential securitized debt obligations	-	(356,104,980)	-	(356,104,980)
Futures	-	(349,586)	-	(349,586)
Total	$-	$(1,895,808,079)	$-	$(1,895,808,079)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2014
Assets:
Residential mortgage-backed securities (a)	$-	$368,315,738	$-	$368,315,738
Residential mortgage loans	-	54,678,382	-	54,678,382
Multi-Family mortgage loans held in securitization trusts	-	1,750,294,430	-	1,750,294,430
Residential mortgage loans held in securitization trusts	-	631,446,984	-	631,446,984
Mortgage servicing rights		-	-	-
Linked transactions (b)	-	60,818,111	-	60,818,111
Swaptions	-	21,550	-	21,550
Total	$-	$2,865,575,195	$-	$2,865,575,195

Liabilities:
Interest rate swaps	$-	$(1,755,107)	$-	$(1,755,107)
Multi-family securitized debt obligations	-	(1,670,573,456)	-	(1,670,573,456)
Residential securitized debt obligations	-	(432,035,976)	-	(432,035,976)
Futures	(533,951)	-	-	(533,951)
Total	$(533,951)	$(2,104,364,539)	$-	$(2,104,898,490)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

During the six months ended June 30, 2015 and year ended December 31, 2014, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of June 30, 2015, the Company had $2,457,374 in Level 3 assets.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at June 30, 2015:

As of June 30, 2015
Valuation Technique	Unobervable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	5.2 - 13.8%	10.7%
Discounted cash flow	Discount rate	-	12.0%

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of shareholders’ equity shown on the financial statements. The initial term of the management agreement expires on May 16, 2014, with automatic, one-year renewals at the end of the initial term and each year thereafter.

For the three months ended June 30, 2015, the Company incurred management fees of $698,629, included in Management Fee in the condensed consolidated statement of operations, of which $470,000 was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the six months ended June 30, 2015, the Company incurred management fees of $1,416,404, included in Management Fee in the condensed consolidated statement of operations, of which $470,000 was accrued but had not been paid, included in fees and expenses to Manager in the condensed consolidated balance sheets.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

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

For the three months ended June 30, 2015, the Company incurred reimbursable expenses of $1,055,074, included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $685,000 was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the six months ended June 30, 2015, the Company incurred reimbursable expenses of $2,106,642, included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $ 685,000 was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

Fulfillment and Securitization Fees

During the three months ended June 30, 2015, the Company’s Manager accrued fees pursuant to Section 8(b) of our Management Agreement in addition to the Management Fee for services rendered in connection with FOAC’s aggregation of loans and subsequent contribution of these and certain other loans into the OAKS 2015-1 Trust. The invoice for such fees was paid pursuant to guidelines adopted by the Company’s Audit Committee pursuant to the Company’s related party transaction policies. Fees accrued during the period totaled $175,000, of which all was paid during the quarter.

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

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually after the Company’s Annual General Meeting vesting in full one year later. As of the closing of the Company’s initial public offering (the “IPO”), the Company’s board of directors granted to each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50. On March 27, 2014, the 4,500 shares of restricted stock granted to the independent directors fully vested. On August 19, 2014 the Company’s board of directors granted each of the then three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full one year after the Company’s 2014 Annual General Meeting. The grant date fair value of these restricted shares was $50,715 based on the closing price of the Company’s common stock on August 19, 2014 of $11.27. On May 22, 2015, the Company’s board of directors granted each of the four independent directors 1,500 shares of restricted common stock (6,000 shares in total), each of which vest in full one year after the Company’s 2015 Annual General Meeting. The grant date fair value of these restricted shares was $60,420 based on the closing price of the Company’s common stock on May 22, 2015 of $10.07.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $79,325 based on the closing price of the Company’s common stock on June 30, 2015 of $8.35. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2015, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $67,199.

For the three and six months ended June 30, 2015, the Company recognized compensation expense related to restricted common stock of $19,431 and $44,800, respectively, included in compensation expense in the condensed consolidated statement of operations. The Company has unrecognized compensation expense of $113,292 as of June 30, 2015 for unvested shares of restricted common stock. As of June 30, 2015, the weighted average period for which the unrecognized compensation expense will be recognized is 10 months.

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,724,750 and 14,718,750 shares issued and outstanding as of June 30, 2015 and December 31, 2014 respectively.

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
June 30, 2015 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of June 30, 2015 and December 31, 2014. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

The Company in connection with a December 2013 public offering of the Series A Preferred Stock granted the underwriters the right to purchase up to an additional 120,000 shares of Series A Preferred Stock from the Company at the offering price of $25.00 per share within 30 days after the issuance date of Series A Preferred Stock. The underwriters fully exercised their right and purchased 120,000 shares of Series A Preferred Stock at $25.00 per share on January 24, 2014, resulting in additional net proceeds of $2,778,201.

On May 27, 2014, the Company closed an offering of 690,000 additional shares of Series A Preferred Stock, including the concurrent exercise of the underwriters’ overallotment option. The net proceeds to the Company from this issuance were $16,325,373.

Deferred Offering Costs

Pursuant to the April 25, 2014 S-3 registration statement, the Company has incurred $1,313,200 in deferred offering expenses. These expenses are being amortized on a straight-line basis over the three year period that the statement is valid. To date the Company has amortized $413,557 in deferred offering cost, of which $226,101 was expensed during the six month period, resulting in a balance of $899,643.

Distributions to stockholders

For the 2015 taxable year, the Company has declared dividends to common stockholders totaling $11,039,813 or $0.375 per share. The following table presents cash dividends declared and paid by the Company on its common stock for the six months ended June 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2014	January 15, 2015	January 29, 2015	$1,839,844	$0.12500
December 16, 2014	February 17, 2015	February 26, 2015	$1,839,844	$0.12500
December 16, 2014	March 16, 2015	March 30, 2015	$1,839,844	$0.12500
March 17, 2015	April 15, 2015	April 27, 2015	$1,839,844	$0.12500
March 17, 2015	May 15, 2015	May 27, 2015	$1,839,844	$0.12500
March 17, 2015	June 15, 2015	June 29, 2015	$1,840,594	$0.12500

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the six months ended June 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2014	January 15, 2015	January 29, 2015	$293,503	$0.18230
December 16, 2014	February 17, 2015	February 26, 2015	$293,503	$0.18230
December 16, 2014	March 16, 2015	March 30, 2015	$293,503	$0.18230
March 17, 2015	April 15, 2015	April 27, 2015	$293,503	$0.18230
March 17, 2015	May 15, 2015	May 27, 2015	$293,503	$0.18230
March 17, 2015	June 15, 2015	June 29, 2015	$293,503	$0.18230

Dividend Reinvestment and Direct Stock Purchase Plan

On May 11, 2015, the Company sponsored a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 2.5 million shares of the Company’s common stock were reserved for issuance under the plan. Since implementation, all reinvestments and new share purchases have been, and are expected to continue being, covered in open market purchases rather than issuance of new shares.

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended June 30, 2015 and June 30, 2014 and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Net income		$4,033,321		$4,424,609

Less dividends paid:
Common stock	$5,520,281		$4,008,469
Unvested share-based payment awards	870,726		635,923
		6,391,007		4,644,392
Undistributed earnings		$(2,357,686)		$(219,783)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.38	$0.38	$0.36	$0.36
Undistributed earnings (deficit)	(0.17)	(0.17)	(0.02)	(0.02)
Total	$0.21	$0.21	$0.34	$0.34

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 16 – EARNINGS PER SHARE (Continued)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Net income		$(1,097,005)		$1,883,335

Less dividends paid:
Common stock	$11,039,813		$7,191,938
Unvested share-based payment awards	1,751,235		1,116,495
		12,791,048		8,308,433
Undistributed earnings		$(13,888,053)		$(6,425,098)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.75	$0.75	$0.72	$0.72
Undistributed earnings (deficit)	(0.94)	(0.94)	(0.64)	(0.64)
Total	$(0.19)	$(0.19)	$0.08	$0.08

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

NOTE 18 – INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, and FOAC therefore is subject to tax as a corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The tax loss for December 31, 2014 was ($4,006,540) and the book gain through June 30, 2015 was 617,493. Due to the start-up nature of the FOAC business, future income or loss is difficult to project. This is negative evidence that supports the need for a valuation allowance against the Company’s net deferred tax assets.

As of June 30, 2015, Management is not aware of any uncertain tax positions.

The following table summarized the Company’s deferred tax assets and valuation allowance as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015	As of December 31, 2014
Non-current Deferred Tax Asset (Liability)
Unrealized Gain (Security)	(955,419)	(1,393,014)
Net Operating Losses	1,310,854	1,545,254
AMT Credit	4,350	-
	359,785	152,240
Valuation Allowance	(359,785)	(152,240)
Net Non-current Deferred Tax Asset (Liability)	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “report”, we refer to Five Oaks Investment Corp. as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Oak Circle Capital Partners LLC, as our “Manager” or “Oak Circle”.

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 16, 2015.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our Annual Report on Form 10-K filed with the SEC, on March 16, 2015, which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

Since completing our IPO in March 2013, we have reduced our portfolio allocation to fixed-rate Agency RMBS from 96% to 2%.

We finance our current investments in residential mortgage loans, Non-Agency RMBS, Multi-Family MBS and Agency RMBS primarily through short-term borrowings structured as repurchase agreements. Additionally, on February 24, 2015, our insurance subsidiary FOI became a member of the FHLB. FOI has negotiated agreements for advances with FHLB and, although no assurance can be given, FOI anticipates continuing to derive significant benefits from this historically stable source of funding.

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

Second Quarter 2015 and Subsequent Events Summary

•	We reported an economic loss on common equity of 4.7%, or 18.9% annualized, comprised of $0.38 dividend per common share more than offset by a $0.94 decrease in net book value per share.

•	On April 30, 2015 we completed our third prime jumbo securitization, and the first off our proprietary program – Oaks Mortgage Trust. The $267.2 million transaction was led by Barclays and Morgan Stanley.

•	On June 15, 2015, we announced a reduction in our monthly dividend rate from $0.125 per common share to $0.10 per common share, a level that we believe to be more sustainable and consistent with a more defensive portfolio composition.

•	In light of meaningful interest rate and spread volatility during the quarter, we reduced our investments in Agency and Non-Agency RMBS to reduce leverage and increase liquidity. We also reevaluated our hedging strategy, and both during and after the quarter we have increased our use of interest rate hedges.

•	We have reached late stage discussions with the FHLBI on funding our prime jumbo residential mortgage loans and anticipate funding these loans with FHLB advances in the third quarter.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. FOAC had $375 million of warehouse financing available to it as of June 30, 2015. FOAC has obtained authorizations from all but one of the 32 states that currently impose restrictions on buying, selling or owning residential mortgage loans, or owning the servicing rights with respect to residential mortgage loans. During the second quarter of 2015, FOAC completed the set up of its own proprietary program for mortgage securitizations, and on April 30, 2015, contributed $267.2 million of loans to the first such securitization issued off this program. While no assurance can be given, we expect that FOAC will be able to continue utilizing this program for securitizations going forward and reduce its securitization expenses as a result.

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

To the extent that we have purchased the subordinated tranches of a specific trust, and have determined that we are the primary beneficiary of that trust, we consolidate all of the assets, liabilities, income and expenses of the trust in our consolidated financial statements. As a result, for GAAP purposes, our financial statements reflect this “gross-up” effect. However, the assets of each trust are restricted and can only be used to fulfill the obligations of the respective trust. Accordingly, these obligations do not have any recourse to us as the consolidator of the trust. We are only exposed to the risk of loss on our net investment in the respective trust, and the income generated thereon. As of June 30, 2015, we had consolidated residential mortgage loans with a fair value of $472.6 million, and a net investment amount in residential mortgage loan trusts of $117.1 million. For additional information as to how our residential mortgage loan business is reflected in our condensed consolidated financial statements, see Notes 2, 5, 7 and 12 thereof.

As FOAC continues to make progress on its strategic initiatives, we expect FOAC to generate taxable income from its residential mortgage loans business. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC.

Five Oaks Insurance

On April 30, 2014, we established FOI, as a wholly owned subsidiary, which was awarded a captive insurance license by the Michigan Insurance Commission on June 12, 2014. On February 24, 2015, FOI became a member of the FHLBI. As of June 30, 2015, we had $53.4 million of FHLB advances secured by our securities and are in late stage discussions to obtain FHLB advances for our residential mortgage loans. Although no assurance can be given, we anticipate deriving significant benefits from this historically stable source of funding.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

 As of June 30, 2015, we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

We have elected the fair value option on the assets and liabilities held within each of the four trusts. We have also adopted (see Note 2 to our Notes to our Condensed Consolidated Financial Statements at and for the period ended June 30, 2015) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at June 30, 2015 includes the gross assets and liabilities of the four trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts. .

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $200.8 million as of June 30, 2015 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of June 30, 2015, we had $2,694,357,789 of total assets on a GAAP basis, as compared to $2,922,209,557 as of December 31, 2014. A reconciliation of our net investment in the trusts with our financial statements as of June 30, 2015 follows:

Multi-family mortgage loans held in securitization trusts, at fair value	$1,625,701,369
Multi-family securitized debt obligations	$1,541,927,234
Net investment amount of Multi-Family MBS held by us	$83,774,135
Residential mortgage loans held in securitization trusts, at fair value	$474,205,879
Residential securitized debt obligations	$357,153,266
Net investment amount of residential mortgage loan trusts held by us	$117,052,613

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

Market conditions.    Due to the significant repricing of real estate assets after the 2007-2008 financial crisis and the continuing uncertainty in the direction of the real estate markets, we believe an ongoing shortage of debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. Although housing prices in many markets have since recovered, there remain opportunities for us to capitalize on market dislocations and the increasing need for private capital in the U.S. mortgage market.

The Federal Reserve officially announced the final reduction in its Quantitative Easing or QE, asset purchases at its October 2014 meeting; however, even with the end of QE, it appears the Federal Reserve will continue to reinvest in mortgage-backed security principal repayments for the foreseeable future. The Fed has continued to reaffirm, most recently on July 29, 2015, its view that the current 0 to ¼ percent target range for the federal funds rate remained appropriate, but signaled that it would begin to remove policy accommodation by increasing this range based upon its ongoing assessment of economic and financial conditions. The timing of the expected increase in short-term rates remains data dependent. Any resultant flattening in the yield curve could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders. We expect that market conditions will continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

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

Changes in market value of our assets.    Other than our residential mortgage loans, as discussed below, it is our business strategy to hold our target assets as long-term investments. As such, we expect that our investment securities will be carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. As a result, we do not expect that changes in the market value of these assets will normally impact our operating results. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "-Critical Accounting Policies" for further details. The primary exception to this accounting policy relates to residential mortgage loans, which we intend to sell, either into a securitization transaction, or into the secondary market. Accordingly, we have elected the fair value option for mortgage loan assets, and as such, changes in the market value of these assets will directly impact our earnings. In addition, to the extent that as a result of our purchase of subordinated securities issued by Multi-Family MBS and residential mortgage loan securitization trusts, we have determined that we are the primary beneficiary of these trusts and accordingly consolidate their assets and liabilities. We have elected the fair value option in respect of these trusts, and as such, changes in the market values of the consolidated trusts will also directly impact our earnings.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. GSE reform efforts appeared to lose momentum in the latter half of 2014, with the Johnson-Crapo Bill failing to secure enough support to be brought to a vote in the Senate. It remains unclear whether any proposal including current H.R. 1491 (“The Partnership to Strengthen Homeownership Act”), will become law or, should such proposal become law, how it would impact housing finance, and what impact, if any, it would have on mortgage REITs.

In August 2014, the Federal Housing Finance Agency issued a request for comment on a proposal to establish a “Single Security” for Agency RMBS, with the intention of leveraging the GSEs’ existing security structures and attempting to combine the best features of both Fannie Mae and Freddie Mac MBS to simplify and standardize structures, terms and disclosures for investors. When issuing the request for comment, the FHFA indicated that it viewed this initiative as a multi-year effort, and as such did not have a date by which the Single Security would be implemented. In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015 (the “Regulatory Relief Bill”). If enacted, this bill would reduce the threshold for a financial institution to be deemed a Systemically Important Financial Institution (“SIFI”), provide regulatory relief for community banks, broaden the Consumer Financial Protection Bureau Qualified Mortgage rule, and compel the FHFA to remove its proposed rulemaking on FHLB membership qualification. The FHFA rule would reduce the number of financial institutions that could be members of the FHLB system. Furthermore, any new FHLB membership qualification rules imposed by the FHFA would have to be reviewed by the Government Accounting Office to determine whether such rules would damage the functioning of the FHLB system and its large number of member banks. We expect debate and discussion on residential housing and mortgage reform to continue through 2015, and consequently uncertainty remains, including whether the Regulatory Relief Bill will emerge from committee, or be approved by Congress, and if so what the effect will be on our FHLB-member subsidiary, Five Oaks Insurance LLC.

For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report.

Investment Portfolio

With effect from January 1, 2015, ASU 2014 -11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available for sale securities and repurchase agreements respectively. Consequently, our GAAP financial statements as of and for the period ended June 30, 2015 are not directly comparable to prior period GAAP financials; the most meaningful comparative portfolio metrics on a period to period basis are those encompassed in the non-GAAP presentation set out below. As of June 30, 2015 on a GAAP basis, our overall investments in MBS were $491.6 million, compared to $601.1 million as of March 31, 2015. The decrease was due in large part to the sale of Agency and Non-Agency RMBS securities noted earlier, in connection with our adoption of a more defensive portfolio composition in response to heightened interest rate and credit spread volatility. On a non-GAAP basis, our MBS investments decreased from $803.0 million as of March 31, 2015 to $689.9 as of June 30, 2015. Within this total, we had decreased our Agency RMBS from $310.0 million to $233.1 million, decreased our Non-Agency RMBS (including our net investment amount in residential mortgage loan securitizations) from $291.9 million to $256.6 million and decreased our Multi-Family MBS (including our net investment amount in Multi-Family MBS) from $201.1 million to $200.3 million from quarter-end to quarter-end. Of the $256.6 million in Non-Agency RMBS, $114.6 million represented our net investment in residential mortgage loan securitizations; and of the $200.3 million in Multi-Family MBS; $83.8 million represented our net investment in the Multi-Family MBS securitization trusts. As of June 30, 2015, on a GAAP and non-GAAP basis we had decreased our investment in residential mortgage loans from $111.7 million to $49.0 million primarily as a result of completing our third prime jumbo securitization, OAKS 2015-1.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of June 30, 2015 and December 31, 2014 (i) as reported in accordance with GAAP, which for June 30, 2015 excludes our net investment in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts and for December 31, 2014 excludes the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) for June 30, 2015 to show separately our net investments in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts, and for December 31, 2014 to show separately the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in consolidated Multi-family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

June 30, 2015

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,482	$55	$-	$2,537	$(2)	$2,535	2.50%	1.98%
30 year fixed-rate	13,695	816	-	14,511	(355)	14,156	3.50%	2.64%
Hybrid RMBS	213,653	(1,556)	-	212,097	4,276	216,373	2.31%	2.68%
Total Agency RMBS	229,830	(685)	-	229,145	3,919	233,064	2.38%	2.67%
Non-Agency RMBS	188,029	(35,023)	(18,306)	134,700	3,719	138,419	0.79%	5.95%
Multi-Family MBS	33,995	(71)	-	33,924	589	34,513	5.35%	5.39%
Multi-Family MBS PO	119,526	(36,083)	-	83,443	(1,456)	81,987	0.00%	6.69%
Total Multi-Family MBS	153,521	(36,154)	-	117,367	(867)	116,500	1.18%	6.31%
Non-Agency MBS IO, fair value option	229,787	-	-	3,833	(232)	3,601	0	(0)
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS, fair value option	-	-	-	-	-	-	-	-
Residential Mortgage Loans	47,918	-	-	48,700	279	48,979	4.12%	4.12%
Total/Weighted Average (GAAP)	$849,085	$(71,862)	$(18,306)	$533,745	$6,818	$540,563	1.36%	4.41%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	111,978	(6,353)	-	105,626	37	105,663	3.67%	3.64%
Multi-Family MBS	32,103	(9,159)	-	22,944	2,016	24,960	2.43%	19.73%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS	32,103	(9,159)	-	22,944	2,016	24,960	2.43%	19.73%
Non-Agency MBS IO, fair value option	630,662	-	-	14,701	(5,808)	8,893	0.33%	6.85%
Multi-Family MBS IO, fair value option	994,520	-	-	7,845	(382)	7,463	0.18%	19.17%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	3,680	51,351	0.00%	3.37%
Total Multi-Family MBS, fair value option	1,074,266	-	-	55,516	3,298	58,814	0.17%	5.60%
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (GAAP)	$1,849,009	$(15,512)	$-	$198,787	$(457)	$198,330	0.47%	6.28%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,482	$55	$-	$2,537	$(2)	$2,535	2.50%	1.98%
30 year fixed-rate	13,695	816	-	$14,511	(355)	14,156	3.50%	2.64%
Hybrid RMBS	213,653	(1,556)	-	$212,097	4,276	216,373	2.31%	2.68%
Total Agency RMBS	229,830	(685)	-	229,145	3,919	233,064	2.38%	2.67%
Non-Agency RMBS	300,007	(41,376)	(18,306)	$240,325	3,756	244,081	1.86%	4.93%
Multi-Family MBS	66,098	(9,230)	-	$56,868	2,606	59,474	3.93%	11.18%
Multi-Family MBS PO	119,526	(36,083)	-	$83,443	(1,456)	81,987	0.00%	6.69%
Total Multi-Family MBS	185,624	(45,313)	-	140,311	1,150	141,461	1.40%	8.51%
Non-Agency MBS IO, fair value option	860,449	-	-	$18,535	(6,041)	12,494	0.34%	5.38%
Multi-Family MBS IO, fair value option	994,520	-	-	$7,845	(382)	7,463	0.18%	19.17%
Multi-Family MBS PO, fair value option	79,746	-	-	$47,671	3,680	51,351	0.00%	3.37%
Total Multi-Family MBS, fair value option	1,074,266	-	-	55,516	3,298	58,814	0.17%	5.60%
Residential Mortgage Loans	47,918	-	-	$48,700	279	48,979	4.12%	4.12%
Total/Weighted Average (GAAP)	$2,698,094	$(87,374)	$(18,306)	$732,532	$6,361	$738,893	0.75%	4.92%

___________________________

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2014

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	226,078	3,570	229,648	2.32%	2.70%
Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	76,673	(15,209)	(12,698)	48,766	4,720	53,486	0.36%	7.48%
Multi-Family MBS	-	-	-	-	-	-	-	-
Multi-Family MBS PO	-	-	-	-	-	-	-	-
Total Multi-Family MBS	-	-	-	-	-	-	-	-
Non-Agency MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS, fair value option	-	-	-	-	-	-	-	-
Residential Mortgage Loans	54,349	-	-	54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (GAAP)	$440,813	$(12,657)	$(12,698)	$415,458	$7,539	$422,997	2.42%	3.44%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	304,025	(35,108)	(36,627)	232,290	3,309	235,599	1.64%	5.78%
Multi-Family MBS	66,312	(9,235)	-	57,077	1,150	58,227	3.93%	7.40%
Multi-Family MBS PO	68,760	(18,248)	-	50,512	427	50,939	0.00%	6.47%
Total Multi-Family MBS	135,072	(27,483)	-	107,589	1,577	109,166	1.93%	6.96%
Non-Agency MBS IO, fair value option	881,946	-	-	14,702	(432)	14,270	0.35%	20.89%
Multi-Family MBS IO, fair value option	1,001,965	-	-	7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS, fair value option	1,081,711	-	-	55,516	1,062	56,578	0.17%	10.24%
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (GAAP)	$2,402,754	$(62,591)	$(36,627)	$410,097	$5,516	$415,613	0.52%	7.24%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	$83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	$226,078	3,570	229,648	2.32%	2.70%
Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	380,698	(50,317)	(49,325)	$281,056	8,029	289,085	1.38%	6.08%
Multi-Family MBS	66,312	(9,235)	-	$57,077	1,150	58,227	3.93%	7.40%
Multi-Family MBS PO	68,760	(18,248)	-	$50,512	427	50,939	0.00%	6.47%
Total Multi-Family MBS	135,072	(27,483)	-	107,589	1,577	109,166	1.93%	6.96%
Non-Agency MBS IO, fair value option	881,946	-	-	$14,702	(432)	14,270	0.35%	20.89%
Multi-Family MBS IO, fair value option	1,001,965	-	-	$7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	$47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS, fair value option	1,081,711	-	-	55,516	1,062	56,578	0.17%	10.24%
Residential Mortgage Loans	54,349	-	-	$54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (GAAP)	$2,843,567	$(75,248)	$(49,325)	$825,555	$13,055	$838,610	0.81%	5.33%

___________________________

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, prior to January 1, 2015, GAAP required us to account for certain of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as Linked Transactions, and requires us to consolidate the assets and liabilities of four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis for June 30, 2015 do not include our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts, and for December 31, 2014 do not include Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions as well as our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, in managing and evaluating the composition and performance of our MBS portfolio, we did not previously view the purchase of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as transactions that are linked, and our maximum exposure to loss from consolidation of the four trusts is $200.1 million as of June 30, 2015. We therefore have also presented certain information that includes both the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions, Multi-Family MBS underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015 Fair Value	December 31, 2014 Fair Value
Less than one year	$-	$-
Greater than one year and less than five years	126,918,621	62,946,125
Greater than or equal to five years	562,996,070	720,981,007
Total	$689,914,691	$783,927,132

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2015, we had entered into repurchase agreements totaling $498.4 million, on a GAAP basis and non-GAAP basis.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2015 to June 30, 2015 on a GAAP and non-GAAP basis:

Period ended June 30, 2015	Repurchase Agreements
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to June 30, 2015	$638,701,873	$498,378,000	$661,658,000

As of June 30, 2015, we had entered into three warehouse facilities with an aggregate borrowing limit of $ 375 million structured as repurchase agreements to finance our residential mortgage loans. These agreements are secured by our prime jumbo mortgage loans and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2015, we had borrowings totaling $42.7 million on a GAAP and non-GAAP basis under these agreements.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2015 to June 30, 2015 on both a GAAP and non-GAAP basis

	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to June 30, 2015	$60,767,387	$42,663,099	$97,360,852

In February 2015, our wholly owned subsidiary, FOI, became a member of the FHLBI. As a member of the FHLBI, FOI has borrowed funds from the FHLBI in the form of secured advances collateralized by our securities. As of June 30, 2015, FOI had $53.4 million in outstanding short-term secured advances and is approved for additional available uncommitted credit for borrowing of an amount up to $500 million. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. The ability to borrow funds from the FHLBI is subject to the Company’s continued credit-worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. The secured advances are due in three months and bear interest at floating rates based on three-month LIBOR plus a spread. For the six months ended June 30, 2015, FOI had average borrowings of $8.1 million with a weighted average borrowing rate of 0.35%.

Hedging instruments.  Subject to maintaining our qualification as a REIT, we generally hedge as much of our interest rate risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Interest rate hedging has not fully protected us, and may fail to protect or could adversely affect us in the future, because, among other things:

•	our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity.

As of June 30, 2015, we had entered into nine interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements generally provide for us to pay fixed interest rates and to receive floating payments indexed off of one-month and three-month LIBOR, effectively fixing the floating interest rates on $271.0 million of borrowings under our repurchase agreements. We had also employed U.S. Treasury futures and deliverable swap futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following tables summarize our hedging activity as of June 30, 2015:

June 30, 2015

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay	Receive Rate	Maturity Years
3 years or less	35,000,000	(110,768)	0.66%	0.23%	0.6
Greater than 3 years and less than 5 years	236,000,000	(2,740,165)	1.60%	0.28%	3.2
Total	271,000,000	(2,850,933)	1.48%	0.27%	2.8

Stockholders’ Equity and Book Value Per Share

As of June 30, 2015, our stockholders’ equity was $194.8 million, comprised of $ 37.2 million of preferred equity and $ 157.6 million of common equity, and our book value per common share was $10.71 on a basic and fully diluted basis. Our stockholders’ equity decreased by $13.8 million over our stockholders’ equity as of March 31, 2015, while book value per common share declined by 8.1% from the previous quarter-end amount of $11.65. Unrealized gains and losses on AFS securities are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations as a component of other comprehensive income, or OCI. As discussed above, while our portfolio composition as of June 30, 2015 differed from that as of March 31, 2015, the increase in both interest rates and credit spreads during the second quarter resulted in a reduction of our net unrealized gains on AFS, reflected in OCI, of $10.3 million. This total comprised reduced unrealized gains in our Non-Agency RMBS, Agency RMBS, and Multi-Family MBS of $4.6 million, $1.8 million and $3.9 million, respectively. This decrease in unrealized gains on AFS accounted for approximately 90% of the overall reduction in accumulated other comprehensive income, which in turn was the primary cause of the decline in stockholders’ equity and book value per share.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2015:

June 30, 2015

Non-GAAP Basis
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans	Unrestricted Cash(2)	Total
Market Value	233,065,158	200,273,986	256,575,549	53,934,725	30,060,854	773,910,272
Repurchase Agreements	(221,766,000)	(129,488,000)	(200,524,000)	(42,663,099)	-	(594,441,099)
Hedges	(2,684,584)	-	-	-	-	(2,684,584)
Other(3)	3,897,117	220,492	541,209	201,242	(985,212)	3,874,848
Restricted Cash	8,143,386	1,257,287	4,784,784	-	-	14,185,457
Equity Allocated	20,655,077	72,263,765	61,377,542	11,472,868	29,075,642	194,844,894
% Equity	10.6%	37.1%	31.5%	5.9%	14.9%	100.0%

___________________________

(1)	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01, JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts.

(2)	Includes cash and cash equivalents

(3)	Includes interest receivable, goodwill, prepaid and other assets, FHLBI capital stock, interest payable, dividend payable and accrued expenses and other liabilities

Results of Operations

With effect from January 1, 2015, ASU 2014 -11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass Linked Transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated; each of the components that were previously reported on a net basis as “Unrealized gain and net interest income from linked transactions”, representing changes in the fair value of the assets and liabilities and associated interest income and expense are now reported on a gross basis on our consolidated statement of operations. In addition, as of June 30, 2015, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, or collectively the consolidated trusts. Consequently, our results of operations for the period ended June 30, 2015 are not directly comparable to those for the period ended June 30, 2014.

The table below presents certain information from our condensed consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014 respectively:

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,2015	June 30,2014	June 30,2015	June 30,2014

Revenues:
Interest income:
Available-for-sale securities	6,753,580	$4,487,279	13,559,539	$8,390,239
Mortgage loans held-for-sale	642,104	4,381	1,347,565	7,517
Multi-family loans held in securitization trusts	17,249,728		34,885,204	-
Residential loans held in securitization trusts	5,039,380		10,931,159	-
Cash and cash equivalents	4,236	7,006	8,577	8,593
Interest expense:	-		-
Repurchase agreements - available-for-sale securities	(1,789,532)	(602,038)	(3,502,300)	(1,162,260)
Repurchase agreements - mortgage loans held-for-sale	(392,394)	(5,766)	(828,987)	(5,766)
Multi-family securitized debt obligations	(15,778,322)		(31,913,781)	-
Residential securitized debt obligations	(3,102,240)		(6,757,709)	-

Net interest income	8,626,540	3,890,862	17,729,267	7,238,323

Other-than-temporary impairments:
(Increase)/decrease in credit reserves	567,205	-	(1,410,284)
Additional-other-than-temporary credit impairment losses	-	-	(2,890,939)

Total impairment losses recognized through earnings	567,205		(4,301,223)
Other income:

Realized gain (loss) on sale of investments, net	524,156	750,778	369,843	(3,457,239)
Unrealized gain (loss) and net interest income from Linked Transactions	-	8,812,538	-	14,704,733
Realized gain (loss) on derivative contracts, net	(1,217,392)	(849,826)	(4,047,878)	(1,692,593)
Unrealized gain (loss) on derivative contracts, net	902,032	(5,968,542)	(849,006)	(11,100,869)
Realized loss on mortgage loans held-for-sale	759,059	-	1,031,291	93,242
Unrealized gain on mortgage loans held-for-sale	(594,542)	93,242	(43,159)	-
Unrealized gain/(loss) on mortgage servicing rights, fair value option	(268,311)		(268,311)
Unrealized gain/(loss) on multi-family loans held in securitization trusts	1,803,472		3,840,584	-
Unrealized gain/(loss) on residential loans held in securitization trusts	(2,975,798)		(6,332,205)	-
Other income	26,611	-	26,611	-

Total other income (loss)	(1,040,713)	2,838,190	(6,272,230)	(1,452,726)

Expenses:
Management fee	698,629	622,843	1,416,404	1,090,378
General and administrative expenses	1,717,361	380,711	3,401,237	632,802
Operating expenses reimbursable to Manager	1,055,075	870,817	2,106,642	1,539,470
Other operating expenses	586,298	375,667	1,205,541	505,130
Compensation expense	62,348	54,405	122,995	134,482

Total expenses	4,119,711	2,304,443	8,252,819	3,902,262

Net income (loss)	4,033,321	4,424,609	(1,097,005)	1,883,335

Dividends to preferred stockholders	(870,726)	(635,923)	(1,751,235)	(1,116,495)

Net income (loss) attributable to common stockholders	3,162,595	$3,788,686	(2,848,240)	$766,840

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	3,162,595	$3,788,686	(2,848,240)	$766,840
Weighted average number of shares of common stock outstanding	14,721,492	11,150,788	14,720,051	10,001,587
Basic and diluted income per share	0.21	$0.34	(0.19)	$0.08
Dividends declared per share of common stock	0.38	$0.36	0.75	$0.72

Net Income Summary

For the six months ended June 30, 2015, our net loss attributable to common stockholders was $2,848,240 or $0.19 basic and diluted net income per average share, compared with a net income of $766,840 or 0.08 basic and diluted net income per share, for the six months ended June 30, 2014. The principal drivers of this net loss represent impairment charges recognized through earnings, and components of other income (loss)  as discussed below.

For the three months ended June 30, 2015, our net income attributable to common stockholders was $3,162,595 or $0.21 basic and diluted net income per average share, compared with a net income of $3,788,686 or 0.34 basic and diluted net income per share, for the three months ended June 30, 2014.  The principal drivers of this decrease in net income represent components of other income (loss) as discussed below.

Interest Income and Interest Expense

As noted above, in connection with our consolidation of the consolidated trusts, we are required to include the interest income and interest expense of the trusts in our condensed consolidated statement of operations. This may limit the comparability of these measures with prior periods.

An important source of income is net interest income. For the six months ended June 30, 2015 and the six months ended June 30, 2014 our interest income was $60,732,044 and $8,406,349, respectively. Our interest expense was $43,002,777 and $1,168,026 respectively, for the six months ended June 30, 2015 and the six months ended June 30, 2014.

For the three months ended June 30, 2015 and the three months ended June 30, 2014 our interest income was $29,689,028 and $4,498,666 respectively. Our interest expense was $21,062,488 and $607,804 respectively, for the three months ended June 30, 2015 and the six months ended June 30, 2014.

Net Interest Income

For the six months ended June 30, 2015 and the six months ended June 30, 2014, our net interest income was $17,729,267 and $7,238,323 respectively, with the increase reflecting the increase in higher yielding credit risk assets compared to the prior period.

For the three months ended June 30, 2015, and the three months ended June 30, 2014, our net interest income was $8,626,540 and $3,890,862, respectively.

Other Income (Loss)

For the six months ended June 30, 2015, we incurred a loss of $6,272,230 which primarily reflects the impact of volatile interest rates during the second quarter, in turn generating net realized losses of $4,047,878 on interest rate hedges, net unrealized losses on interest rate hedges of $849,006 and net unrealized loss on mortgage servicing rights of $268,311. Additionally, net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts were $6,332,205. These losses in aggregate more than offset unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $3,840,584, net realized gain on mortgage loans of $1,031,291, net realized gains on sales of investments of $369,843 and net other income of $26,611. As noted above, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of OCI and as such are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations.

For the six months ended June 30, 2014, other net income represented a loss of $1,452,726, which primarily reflects the impact of net realized losses on sales of investments of $3,457,239, net unrealized losses on interest rate hedges of $11,100,869 and net realized losses of $1,692,593 on interest rate hedges which in aggregate more than offset unrealized gain and net interest income on our Linked Transactions of $14,704,733 and unrealized gain in residential mortgage loans of $93,242.

For the three months ended June 30, 2015, we incurred a loss of $1,040,713, which primarily reflects the impact of net realized gains on sales of investments of $524,156, net unrealized gain on interest rate hedges of $902,032, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $1,803,472, realized gain on mortgage loans held for sale of $759,059 and net other income of $26,611, which in aggregate were more than offset by net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $2,975,798 net realized losses of $1,217,392 on interest rate hedges, unrealized loss on mortgage loans held for sale of $594,542 and net unrealized loss on mortgage servicing rights of $268,311.

For the three months ended June 30, 2014, our other income represented a gain of $2,838,190, which primarily reflects the impact of net realized gain on sales of investments of $750,778, unrealized gain and net interest income on our Linked Transactions of $8,812,538 and unrealized gain on residential mortgage loans of $93,242, which in aggregate offset net unrealized losses on interest rate hedges of $5,968,542 and net realized losses of $849,826. As noted above, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of OCI, and as such are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations. This may limit the comparability of expenses with prior periods.

We incurred management fees of $1,416,404 for the six months ended June 30, 2015 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $6,836,415, of which $2,106,642 was payable to our Manager and $4,729,773 was payable directly by us. Our general and administrative expenses of $3,401,237 for the six months ended June 30, 2015 represent the cost of legal, accounting, auditing and consulting services.

For the six months ended June 30, 2014, we incurred management fees and other operating expenses of $1,090,378 and $2,811,884 respectively, of which $1,539,470 was payable to our Manager and $1,272,414 was payable directly by us. Our general and administrative expenses of $632,802 for the six months ended June 30, 2014 represent the cost of legal, accounting, auditing and consulting services.

For the three months ended June 30, 2015, we incurred management fees of $698,629 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $3,421,082 of which $1,055,074 was payable to our Manager and $2,366,007 was payable directly to us. Our general and administrative expenses of $1,717,361 for the three months ended June 30, 2015 represent the cost of legal, accounting, auditing and consulting services.

For the three months ended June 30, 2014, we incurred management fees of $622,843 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $1,681,600 of which $870,817 was payable to our Manager and $810,783 was payable directly to us. Our general and administrative expenses of $380,711 for the three months ended June 30, 2014 represent the cost of legal, accounting, auditing and consulting services.

Other-Than-Temporary Impairment

We review each of our securities on a quarterly basis to determine if an OTTI change is necessary. For the six months ended June 30, 2015, we recognized $4,301,223 in OTTI losses. For the six months ended June 30, 2014, we did not recognize any OTTI losses. The increase in OTTI during the six months ended June 30, 2015 reflected an increase in the Company’s credit loss expectations on certain legacy Non-Agency RMBS with a fair value of $24,603,739 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to our condensed consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $2,848,240 for the six months ended June 30, 2015, after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 3.03% on average stockholders' equity of $189,728,149.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the six months ended June 30, 2015, our comprehensive gain attributable to common stockholders was $615,578 which included $3,463,518 in total other comprehensive income. This represents an annualized gain of 0.65% on average stockholders’ equity.

For the six months ended June 30, 2014, our net income attributable to common stockholders was $766,840 after accounting for preferred stock dividends of $1,116,495 representing an annualized gain of 1.12% on average stockholders’ equity of $138,337,451. For the six months ended June 30, 2014 our comprehensive gain attributable to common stockholders was $18,798,577, which included $18,031,737 in total other comprehensive income. This represented an annualized gain of 27.40% on average stockholders’ equity.

Our net income attributable to common stockholders was $3,162,595 for the three months ended June 30, 2015, after accounting for preferred stock dividends of $870,726, representing an annualized gain of 6.76% on average stockholders' equity of $189,674,397.  For the three months ended June 30, 2015, our comprehensive loss attributable to common stockholders was $5,255,546 which included $8,418,141 in total other comprehensive loss. This represents an annualized loss of 11.24% on average stockholders’ equity.

For the three months ended June 30, 2014, our net income attributable to common stockholders was $3,788,686 after accounting for preferred stock dividends of $635,923 representing an annualized return of 10.07% on average stockholders’ equity of $150,919,000. For the three months ended June 30, 2014 our comprehensive gain attributable to common stockholders was $9,414,656 which included $5,625,970 in total other comprehensive income. This represented an annualized return of 25.02% on average stockholders’ equity..

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, and repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from our prior issuances of common and preferred stock, or Equity Sales, net cash provided by operating activities, cash from repurchase agreements, including warehouse facilities, and other financing arrangements, including FHLB advances. We currently finance Non-Agency and Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements, including warehouse facilities, together with secured advances from the FHLBI.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Non-Agency and Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2015, we had unrestricted cash and cash equivalents of $30.1 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $26.3 million as of March 31, 2015.

As of June 30, 2015, net proceeds from repurchase agreements related to available-for-sale securities totaled $498.4 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.25%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. Pursuant to ASU 2014-11 as of January 1, 2015, $149.3 million of repurchase agreement financings previously accounted for on a net basis as a component of Linked Transactions were reclassified, and the gross amounts are now reported in repurchase agreements. This reclassification did not have any impact on our liquidity, since we did not previously view the repurchase agreement financings that were accounted for as a component of Linked Transactions as being linked for the purpose of managing our liquidity resources. Repurchase agreements related to held-for-sale mortgage loans totaling $ 42.7 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.65 % which we used to finance the acquisition of prime jumbo mortgage loans. Additionally, we had $53.4 million in outstanding secured advances from the FHLBI on a GAAP and non-GAAP basis with a weighted average borrowing rate of 0.34%. After factoring in unrestricted cash and cash equivalents, we generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one and three times when acquiring Multi-Family MBS or New Issue Non-Agency RMBS. As of June 30, 2015, we had an overall debt-to-equity ratio of 3.0:1 on a GAAP and non-GAAP basis. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements, including warehouse facilities. As of June 30, 2015, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 11 of these lenders totaling $498.4 million, on a GAAP and non-GAAP basis.  Additionally, as of June 30, 2015, for our held-for-sale mortgage loans we had established three master repurchase agreements with investment banking firms and had outstanding borrowings with two of these lenders totaling $42.7 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements and secured advances from the FHLBI, together our borrowing agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of June 30, 2015, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 3% to a high of 55%, and the weighted average haircut was 17.18% as of June 30, 2015, reflecting our previously discussed reductions in Agency RMBS which exceeded the decreases in our other target assets. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended June 30, 2015, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of June 30, 2015, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of June 30, 2015, the fair value of these non-recourse liabilities aggregated to $1,899,078,499 and they are excluded from discussion and analysis of our leverage.

In February 2015, our wholly owned subsidiary, FOI, became a member of the FHLBI. As a member of the FHLBI, FOI has borrowed funds from the FHLBI in the form of secured advances. As of June 30, 2015, FOI had $53.4 million in outstanding short-term secured advances and is approved for available uncommitted credit for borrowing an aggregate amount up to $500 million. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. The ability to borrow funds from the FHLBI is subject to the Company’s continued credit worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. The secured advances are due in three months and bear interest at floating rates based on three-month LIBOR plus a spread. For the six months ended June 30, 2015 FOI had average borrowings of $8.1 million with a weighted average borrowing rate of 0.35%.

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

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our prior Equity Sales combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for other general corporate expenses.

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

Additionally, concurrently with the commencement of our residential mortgage loan securitization business, we entered into an arrangement with our Manager in accordance with the terms of our management agreement as to the payment of certain invoices for fulfillment services that our Manager has provided, and expects to continue to provide, to us for our aggregation and securitization business that otherwise would have been provided to us by third parties. All of the invoices paid as of June 30, 2015 were paid in accordance with guidelines approved by our Audit Committee pursuant to our related party transactions policy. A significant portion of the fee payments were utilized by our Manager to pay incentive compensation to employees of our Manager deemed essential to the success of our securitization business.

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2015 to June 30, 2015.

We had the following contractual borrowing under repurchase agreements related to available-for-sale securities as of June 30, 2015 (dollar amounts in thousands) on both a GAAP basis and non-GAAP basis:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$498,378	$498,378	-	-	-
Total contractual obligations	$498,378	$498,378	-	-	-

We had the following contractual borrowing under repurchase agreements, including warehouse facilities, related to held-for-sale mortgage loans as of June 30, 2015 on both a GAAP basis and non-GAAP basis:

GAAP and Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$42,663	$42,663	-	-	-
Total contractual obligations	$42,663	$42,663	-	-	-

Additionally, we had $53.4 million in outstanding secured advances from the FHLBI on a GAAP and non–GAAP basis, with a remaining maturity of less than one year.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On June 15, 2015, we announced that our board of directors declared monthly cash dividend rates for the third quarter of 2015 of $0.10 per share of common stock.

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

To reduce the risks to our portfolio, we employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager's risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by our Manager. These tools have not fully protected us from market risks, and there can be no assurance that they will do so in the future.

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of June 30, 2015 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	35	11	14
Carrying Value/ Estimated Fair Value	$256,575,548	$200,273,986	$233,065,158
Amortized Cost	$259,028,212	$195,827,204	$229,145,471
Current Par Value	$1,160,455,584	$1,259,890,786	$229,830,135
Carrying Value to Current Par	22.1%	15.9%	101.4%
Amortized Cost to Current Par	22.3%	15.5%	99.7%
Net Weighted Average Coupon	0.73%	0.34%	2.39%
3 Month CPR (3)	35.4	NA	13.4

Non-Agency RMBS Characteristics

	June 30, 2015(1)
	Legacy	Prime Jumbo New Issue
Collateral Attributes:
Weighted Average Loan Age (months)	106	14
Weighted Average Original Loan-to-Value	80.8%	68.4%
Weighted Average Original FICO (4)	701	766
Weighted Average Loan Size	394.5	854.8

Current Performance:
60+ Day Delinquencies	25.2%	0.0%
Average Credit Enhancement (5)	1.6%	13.6%

	June 30, 2015(1)
	Fair Value	% of Non-Agency RMBS
Coupon Type
Fixed Rate	$138,410,837	53.9%
Adjustable Rate	$118,164,711	46.1%

Collateral Type
Prime	$138,410,837	53.9%
Alt-A	$110,865,096	43.2%
Subprime	$7,299,615	2.8%

Loan Origination Year
Post - 2011	$138,410,837	53.9%
2007	$33,497,973	13.1%
2006	$84,666,738	33.0%
Pre -2006	$-	0.0%

___________________________

(1)	Includes our net investment in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts at June 30, 2015 on a combined, non-GAAP basis.

(2)	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at June 30, 2015 on a combined, non-GAAP basis.

(3)	Three-month CPR is reflective of the prepayment speed on the underlying securitization; however, CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payment structure of each underlying security.

(4)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(5)	Average credit enhancement remaining on our Non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

The following table presents the rating of our Non-Agency RMBS at June 30, 2015, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (3)	Fair Value	% of Non-Agency RMBS
Rated AAA	$66,657,683	26.0%
Rated AA	$17,994,892	7.0%
Rated A	$17,929,834	7.0%
Rated BBB	$13,432,361	5.2%
Rated BB	$13,912,192	5.4%
Rated CCC	$816,213	0.3%
Rated CC	$26,831,370	10.5%
Rated C	$2,850,577	1.1%
Rated D	$-	0.0%
Not Rated	$96,150,426	37.5%

___________________________

(3)	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security, at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at June 30, 2015 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$108,054,800	38.97%
Washington	$18,747,006	6.95%
Florida	$11,993,680	5.24%
New Jersey	$10,314,130	3.88%
Massachusetts	$9,866,327	3.78%

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

The following table presents the rating of our Multi-Family MBS at June 30, 2015, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated AAA	$7,462,877	3.7%
Rated BBB	$45,209,397	22.6%
Rated BB	$71,290,454	35.6%
Not Rated	$76,311,258	38.1%

Weighted Average Life Breakdown	Fair Value

Less than one year	$-
Greater than one year and less than five years	$126,918,621.40
Greater than or equal to five years	$562,996,070.42

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2015.

June 30, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-4.22%	-1.02%
+0.50%	-2.11%	-0.45%
-0.50%	6.22%	0.40%
-1.00%	17.48%	0.75%

___________________________

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2015. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at June 30, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2015, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015, which have been designed to provide reasonable assurance of achieving their control objectives. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2015 through June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date hereof, neither we nor, to our knowledge, our Manager are subject to any legal proceedings that we or our Manager considers to be material.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

FIVE OAKS INVESTMENT CORP.

Dated: August 10, 2015	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: August 10, 2015	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________________

*	Filed herewith

