Form 10-Q
period 2015-09-30
Five Oaks Investment Corp.
filed 2015-11-09
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2015
Common stock, $0.01 par value	14,724,750

FIVE OAKS INVESTMENT CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

September 30, 2015

(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	5

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 (unaudited) and the three and nine months ended September 30, 2014 (unaudited)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 (unaudited) and the three and nine months ended September 30, 2014 (unaudited)	7

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 (unaudited) and the three and nine months ended September 30, 2014 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11 - 48

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $462,558,886 and $366,103,204 for September 30, 2015 and December 31, 2014, respectively	$462,558,886	$368,315,738
Mortgage loans held-for-sale, at fair value	61,999,865	54,678,382
Multi-family loans held in securitization trusts, at fair value	1,557,938,059	1,750,294,430
Residential loans held in securitization trusts, at fair value	443,717,026	631,446,984
Mortgage servicing rights, at fair value	1,915,317	-
Linked transactions, net, at fair value	-	60,818,111
Cash and cash equivalents	27,482,330	32,274,285
Restricted cash	11,544,758	11,400,645
Deferred offering costs	1,022,427	945,661
Deferred securitization costs	189,244	-
Accrued interest receivable	8,606,987	10,962,663
Dividends receivable	26,022	-
Investment related receivable	837,045	979,509
Derivative assets, at fair value	-	21,550
FHLB stock	2,403,000	-
Other assets	361,661	71,599

Total assets	$2,580,602,627	$2,922,209,557

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$413,342,000	$544,614,000
Mortgage loans held-for-sale	52,998,963	50,263,852
FHLB advances	51,400,000	-
Multi-family securitized debt obligations	1,472,569,737	1,670,573,456
Residential securitized debt obligations	392,065,402	432,035,976
Derivative liabilities, at fair value	1,495,225	2,289,058
Accrued interest payable	6,850,611	8,238,924
Dividends payable	29,349	39,132
Fees and expenses payable to Manager	920,000	1,062,000
Other accounts payable and accrued expenses	628,474	295,029

Total liabilities	2,392,299,761	2,709,411,427

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,724,750 and 14,718,750 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively	146,953	146,953
Additional paid-in capital	189,038,520	189,332,874
Accumulated other comprehensive income (loss)	7,956,008	7,208,350
Cumulative distributions to stockholders	(50,495,523)	(32,406,541)
Accumulated earnings	4,499,936	11,359,522

Total stockholders' equity	188,302,866	212,798,130

Total liabilities and stockholders' equity	$2,580,602,627	$2,922,209,557

(1)	The consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIE's) as the Company is the primary beneficiary of these VIEs. As of September 30, 2015 and December 31, 2014, assets of consolidated VIEs totaled $2,008,616,893 and $2,389,784,101, respectively, and the liabilities of consolidated VIEs totaled $1,871,026,569 and $2,180,936,221, respectively

See Notes 6 and 7 for further discussion

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$5,460,965	$4,513,999	$19,020,504	$12,904,238
Mortgage loans held-for-sale	618,106	1,310,068	1,965,671	1,317,585
Multi-family loans held in securitization trusts	16,794,338	2,433,318	51,679,542	2,433,318
Residential loans held in securitization trusts	4,641,887	-	15,573,046	-
Cash and cash equivalents	4,809	9,802	13,386	18,395
Interest expense:
Repurchase agreements - available-for-sale securities	(1,490,698)	(635,062)	(4,992,998)	(1,797,322)
Repurchase agreements - mortgage loans held-for-sale	(354,106)	(721,239)	(1,183,093)	(727,005)
Multi-family securitized debt obligations	(15,372,832)	(2,239,797)	(47,286,613)	(2,239,797)
Residential securitized debt obligations	(3,137,247)	-	(9,894,956)	-

Net interest income	7,165,222	4,671,089	24,894,489	11,909,412

Other-than-temporary impairments
Increase in credit reserves	(350,924)	-	(1,761,208)	-
Additional other-than-temporary credit impairment losses	-	-	(2,890,939)	-

Total impairment losses recognized in earnings	(350,924)	-	(4,652,147)	-

Other income:
Realized gain (loss) on sale of investments, net	1,464,308	1,024,168	1,834,151	(2,433,071)
Unrealized gain (loss) and net interest income from Linked Transactions	-	754,189	-	15,458,922
Realized gain (loss) on derivative contracts, net	(8,262,423)	(9,079,091)	(12,310,301)	(10,771,684)
Unrealized gain (loss) on derivative contracts, net	1,631,907	10,009,742	782,901	(1,091,127)
Realized gain (loss) on mortgage loans held-for-sale	(13,666)	(73,132)	1,017,625	(73,132)
Unrealized gain (loss) on mortgage loans held-for-sale	539,456	474,095	496,297	567,337
Unrealized gain (loss) on mortgage servicing rights	(488,247)	-	(756,558)	-
Unrealized gain (loss) on multi-family loans held in securitization trusts	1,804,190	285,328	5,644,774	285,328
Unrealized gain (loss) on residential loans held in securitization trusts	(1,323,697)	-	(7,655,902)	-
Other income	33,374	-	59,985	-

Total other income (loss)	(4,614,798)	3,395,299	(10,887,028)	1,942,573

Expenses:
Management fee	703,167	790,188	2,119,571	1,880,566
General and administrative expenses	1,419,268	728,488	4,820,505	1,361,290
Operating expenses reimbursable to Manager	1,338,272	843,943	3,444,914	2,383,413
Other operating expenses	(20,377)	439,198	1,185,164	944,328
Compensation expense	64,207	51,408	187,202	185,890

Total expenses	3,504,537	2,853,225	11,757,356	6,755,487

Net income (loss) before provision for income taxes	(1,305,037)	5,213,163	(2,402,042)	7,096,498
(Provision for) benefit from income taxes	-	(179,136)	-	(179,136)
Net income (loss)	(1,305,037)	5,034,027	(2,402,042)	6,917,362

Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(1,997,004)

Net income (loss) attributable to common stockholders	$(2,185,546)	$4,153,518	$(5,033,786)	$4,920,358

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(2,185,546)	$4,153,518	$(5,033,786)	$4,920,358
Weighted average number of shares of common stock outstanding	14,724,750	14,640,065	14,721,635	11,564,737
Basic and diluted net income (loss) per share	$(0.15)	$0.28	$(0.34)	$0.43
Dividends declared per share of common stock	$0.30	$0.38	$1.05	$1.10

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$(1,305,037)	$5,034,027	$(2,402,042)	$6,917,362

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(2,221,625)	(7,074,861)	(8,932,388)	10,956,876
Reclassification adjustment for net gain (loss) included in net income	2,045,480	5,563,982	3,461,294	5,563,982
Reclassification adjustment for other-than-temporary impairments included in net income	350,924	-	4,652,147	-
Reclassification cumulative adjustment for Linked Transactions	-	-	4,457,544	-

Total other comprehensive income (loss)	174,779	(1,510,879)	3,638,597	16,520,858

Less: Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(1,997,004)

Comprehensive income (loss) attributable to common stockholders	$(2,010,767)	$2,642,639	$(1,395,189)	$21,441,216

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Balance at January 1, 2015	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,350	$(32,406,541)	$11,359,522	$212,798,130
Issuance of common stock, net	-	-	6,000	-	-	-	-	-	-
Cost of issuing common stock	-	-	-	-	(344,889)	-	-	-	(344,889)
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Restricted stock compensation expense	-	-	-	-	50,535	-	-	-	50,535
Net income	-	-	-	-	-	-	-	(2,402,042)	(2,402,042)
Other comprehensive income (loss)	-	-	-	-	-	(5,471,094)	-	-	(5,471,094)
Reclassification cumulative adjustments for Linked Transactions						4,457,544		(4,457,544)	-
Reclassification adjustment for other-than-temporary impairments included in net income						1,761,208			1,761,208
Common dividends declared	-	-	-	-	-	-	(15,457,238)	-	(15,457,238)
Preferred dividends declared	-	-	-	-	-	-	(2,631,744)	-	(2,631,744)
Balance at September 30, 2015	1,610,000	$37,156,972	14,724,750	$146,953	$189,038,520	$7,956,008	$(50,495,523)	$4,499,936	$188,302,866

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,402,042)	$6,917,362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	4,652,147	-
Amortization/accretion of available-for-sale securities premiums and discounts, net	(11,111,926)	(3,568,134)
Realized (gain) loss on sale of investments, net	(1,834,151)	4,496,755
Unrealized (gain) loss on Linked Transactions, net	-	(6,138,628)
Realized (gain) loss on derivative contracts	12,310,301	10,771,684
Unrealized (gain) loss on derivative contracts	(782,901)	1,091,127
Realized (gain) loss on mortgage loans held-for-sale	(1,017,625)	73,132
Unrealized (gain) on mortgage loans held-for-sale	(496,297)	(567,337)
Unrealized (gain) loss on mortgage servicing rights	756,558	-
Unrealized (gain) loss on multi-family loans held in securitization trusts	(5,644,774)	(285,328)
Unrealized (gain) loss on residential loans held in securitization trusts	7,655,902	-
Restricted stock compensation expense	50,535	(19,288)
Net change in:
Accrued interest receivable	1,438,767	(3,960,248)
Dividends receivable	(26,022)	-
Other assets	(290,062)	(86,934)
Accrued interest payable	(608,536)	2,660,541
Fees and expenses payable to Manager	(142,000)	525,000
Other accounts payable and accrued expenses	333,445	(113,579)
Deferred tax liability	-	179,136

Net cash provided by operating activities	2,841,319	11,975,261

Cash flows from investing activities:
Purchase of available-for-sale securities	(109,386,478)	(270,132,411)
Purchase of mortgage loans held-for-sale	(297,706,381)	(228,849,013)
Purchase of mortgage service rights	(2,671,876)	-
Purchase of FHLB stock	(2,403,000)	-
Proceeds from mortgage loans held-for-sale	291,898,820	2,345,768
Proceeds from sales of available-for-sale securities	245,214,358	134,252,756
Net proceeds from (payments for) derivative contracts	(12,299,683)	(10,218,903)
Proceeds from derivative contracts sold short	-	24,902,344
Payments to cover derivative contracts sold short	-	(25,203,125)
Principal payments from available-for-sale securities	53,998,105	33,966,162
Deferred securitization costs	(189,244)	-
Investment related receivable	71,006,526	(474,061)
Restricted cash	(144,112)	-
Payable for securities purchased	-	(23,760,122)

Net cash (used in) provided by investing activities	237,317,035	(363,170,605)

Cash flows from financing activities:
Net proceeds from issuance of common stock	(344,889)	79,341,557
Net proceeds from issuance of preferred stock	-	19,096,074
Change in deferred offering costs	(76,766)	(666,329)
Dividends paid on common stock	(15,457,238)	(12,710,344)
Dividends paid on preferred stock	(2,641,527)	(2,010,156)
Proceeds from repurchase agreements - available-for-sale securities	4,432,684,999	3,301,467,286
Proceeds from repurchase agreements - mortgage loans held-for-sale	57,432,865	205,913,210
Proceeds from FHLBI advances	104,800,000	-
Payments for FHLBI advances	(53,400,000)	-
Principal repayments of repurchase agreements - available-for-sale securities	(4,713,249,999)	(3,214,177,286)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(54,697,754)	(751,584)
Net cash received (paid) on securities underlying Linked Transactions	-	(161,329,489)
Net cash received from repurchase agreements underlying Linked Transactions	-	125,016,000

Net cash (used in) provided by financing activities	(244,950,309)	339,188,939

Net increase (decrease) in cash and cash equivalents	(4,791,955)	(12,006,405)

Cash and cash equivalents, beginning of period	32,274,285	33,062,931

Cash and cash equivalents, end of period	$27,482,330	$21,056,526

9

Supplemental disclosure of cash flow information
Cash paid for interest	$6,730,818	$2,544,834

Non-cash investing and financing activities information
Restricted stock compensation expense	$50,585	$(19,288)
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$3,638,597	$16,520,858
Consolidation of multi-family loans held in securitization trusts	$1,563,385,916	$-
Consolidation of residential loans held in securitization trusts	$445,230,977	$-
Consolidation of multi-family securitized debt obligations	$1,477,807,591	$-
Consolidation of residential securitized debt obligations	$393,218,978	$-
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$210,238,653	$-
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$149,293,000	$-

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

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

On April 30, 2014, the Company established Five Oaks Insurance LLC (“FOI”) as a wholly owned subsidiary. On February 24, 2015, FOI became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). The Company consolidates this subsidiary under U.S. GAAP.

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
September 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements. The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statement of stockholders’ equity and the condensed consolidated statements of cash flows, for the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014, are unaudited.

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
September 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At September 30, 2015, the Company determined that it was the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and two residential mortgage loan transactions (CSMC 2014-OAK1 and JPMMT 2014-OAK4), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2012-KF01 trust, the Company determined that it was primary beneficiary of an intermediate trust that has the power to direct the activities and the obligations to absorb losses of the FREMF 2012-KF01 trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. At September 30, 2015 and December 31, 2014, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $129,863,571 and $53,485,053, respectively and Multi-Family MBS $105,630,744 and $0, respectively).

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
September 30, 2015 (unaudited)

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

Deferred Securitization Costs

Certain direct costs associated with the acquisition of residential mortgage loans are payable by the Company in advance of the subsequent securitization of these loans. To the extent that such costs are expected to be recovered at the time of a forthcoming securitization, payments made by the Company in respect of such costs will be recorded as an asset in the accompanying condensed consolidated balance sheets in the line item “Deferred securitization costs”, for subsequent deduction from the securitization proceeds upon closing.

Available-for-Sale Securities, at Fair Value

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s available-for-sale (“AFS”) securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments - Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income will flow though the “Interest Income” line item on the condensed consolidated statement of operations.

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

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent increases in cash flows expected to be collected are generally recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the extent that such decreases are due, at least in part, to an increase in credit loss expectations. To the extent that decreases in cash flows expected to be collected are the result of factors other than credit impairment, for example a change in rate of prepayments, such changes are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

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

Impairment

The Company evaluates its MBS, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, an OTTI should be recognized to the extent that a decrease in future cash flows expected to be collected is due, at least in part, to an increase in credit loss expectations (“credit impairment”). A decrease in future cash flows due to factors other than credit, for example a change in the rate of prepayments, is considered a non-credit impairment. The full amount of the difference between the security’s previous and new cost basis resulting from credit impairment is recognized currently in earnings, and the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method. Decreases in cash flows expected to be collected resulting from non-credit impairment are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

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
September 30, 2015 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, as of September 30, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the four trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 – Fair Value Measurement below for additional detail.

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
September 30, 2015 (unaudited)

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

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, FOI, became a member of FHLBI. As a member of FHLBI, FOI may borrow funds from FHLBI in the form of secured advances (“FHLB advances”). FHLB advances are treated as secured financing transactions and are carried at their contractual amounts. In connection with FHLB advances, FOI is required to purchase FHLBI stock, which is recorded on the Company’s condensed consolidated balance sheet as an asset.

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
September 30, 2015 (unaudited)

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 14 for details of stock-based awards issuable under the Manager Equity Plan.

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
September 30, 2015 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Determination of MBS Fair Value

The Company determines the fair values for the Non-Agency RMBS, Agency RMBS and Multi-Family MBS in its portfolio based on obtaining a valuation for each Non-Agency RMBS, Agency RMBS and Multi-Family MBS from third-party pricing services, and may also obtain dealer quotes, as described below. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable. The dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security, including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.

The Company obtains pricing data from a primary third-party pricing service for each Non-Agency RMBS, Agency RMBS and Multi-Family MBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company shall undertake a review of other available prices and shall take additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company will determine that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific security can be traded in the normal course of business. In making such determination, the Company will follow a series of steps, including review of collateral marks from margin departments of repo counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield analysis of each Non-Agency RMBS and Multi-Family MBS based on the pricing data from the primary third-party service data, and a yield analysis of each non-Agency RMBS and Multi-Family MBS based on the pricing data from the primary third-party service and the Company’s cashflow assumptions.

The Company reviews all pricing of Non-Agency and Agency RMBS and Multi-Family MBS used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the Company classifies the security as a Level 2 security. If neither is available, the Company determines the fair value based on characteristics of the security that are received from the issuer and based on available market information received from dealers and classifies it as a Level 3 security.

Mortgage Loans Held-for-sale

Designation

The Company currently classifies its residential mortgage loans as held-for-sale (“HFS”) investments. HFS residential mortgage loans include loans that the Company is marketing for sale to third parties, including transfers to securitization trusts.

The Company elected the fair value option for residential mortgage loans it has acquired and classifies as HFS. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront and costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in gain (loss) on mortgage loans held-for-sale on the condensed consolidated statements of operations. The fair value option is irrevocable once the loan is acquired.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

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
September 30, 2015 (unaudited)

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of September 30, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts.

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

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust as of September 30, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within each of the trusts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Determination of Fair Value

As noted earlier, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust. The trusts are “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each of the trusts is more observable, but in either case, the methodology results in the fair value of the assets of each of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of each of the trusts is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of the trusts, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities is more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of the trusts liabilities, the Company has determined that the valuation of the trusts assets in their entirety should be classified as Level 2 valuations.

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
September 30, 2015 (unaudited)

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

See Note 11 for specific disclosures regarding the location and amounts of derivative instruments in the financial statements and the accounting for derivative instruments and related hedged items.

Other Financial Instruments

The carrying value of short term instruments, including cash and cash equivalents, receivables and repurchase agreements whose term is less than twelve months, generally approximates fair value due to the short term nature of the instruments.

FHLBI stock, which FOI is required to purchase under a borrowing agreement with FHLBI, is redeemable at face value, which represents the carrying value and fair value of the stock.

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

With effect from January 1, 2015, ASU 2014-11 changed the basis on which the Company accounts for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which the Company accounts for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, the Company’s GAAP financial statements as of and for the period ended September 30, 2015 are not directly comparable to prior period GAAP financials.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents the Company’s AFS investment securities by collateral type at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$86,336,350	$162,344,627
Federal National Mortgage Association	140,728,221	152,486,058
Non-Agency	129,863,571	53,485,053
Multi-Family	105,630,744	-
Total mortgage-backed securities	$462,558,886	$368,315,738

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Agency	Non-Agency (1)	Multi-Family	Total
Face Value	$222,488,315	$171,819,640	$138,913,808	$533,221,763
Unamortized premium	1,195,567	65,543	-	1,261,110
Unamortized discount
Designated credit reserve and OTTI	-	(13,963,388)	-	(13,963,388)
Net, unamortized	(1,667,139)	(31,972,824)	(34,699,352)	(68,339,315)
Amortized Cost	222,016,743	125,948,971	104,214,456	452,180,170
Gross unrealized gain	5,245,272	2,498,770	2,194,830	9,938,872
Gross unrealized (loss)	(197,444)	(1,791,201)	(778,542)	(2,767,187)
Fair Value	$227,064,571	$126,656,540	105,630,744	$459,351,855

	December 31, 2014
	Agency	Non-Agency	Total
Face Value	$309,790,551	$76,672,548	$386,463,099
Unamortized premium	4,796,106	-	4,796,106
Unamortized discount
Designated credit reserve	-	(12,697,796)	(12,697,796)
Net, unamortized	(2,244,687)	(15,209,335)	(17,454,022)
Amortized Cost	312,341,970	48,765,417	361,107,387
Gross unrealized gain	3,670,643	4,732,247	8,402,890
Gross unrealized (loss)	(1,181,928)	(12,611)	(1,194,539)
Fair Value	$314,830,685	$53,485,053	$368,315,738

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $214,5650,271, book value of $3,832,990, unrealized loss of $625,959 and a fair value of $3,207,031.
(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at September 30, 2015 reflect Credit Reserve of $1,761,208 and OTTI of $2,890,939.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

At September 30, 2015, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI losses through earnings of $350,924 on two Non-Agency RMBS during the three months ended on September 30, 2015.

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

The following table presents the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
(Increase)/decrease in credit reserves	$(350,924)	$-
Additional other-than-temporary credit impairment losses		-
Total impairment losses recognized in earnings	(350,924)	-

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
(Increase)/decrease in credit reserves	$(1,761,208)	$-
Additional other-than-temporary credit impairment losses	(2,890,939)	-
Total impairment losses recognized in earnings	(4,652,147)	-

Unrealized losses on the Company’s Non-Agency RMBS were $1.8 million at September 30, 2015. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit factors, including changes in the rate of prepayments.

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities, inclusive of securities previously booked as linked, for the three months ended September 30, 2015 and September 30, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
AFS securities sold, at cost	$81,417,531	$80,162,958
Proceeds from AFS securities sold	82,865,471	81,394,245
Net realized gain (loss) on sale of AFS securities	$1,447,940	$1,231,287

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
AFS securities sold, at cost	$188,385,533	$186,909,115
Proceeds from AFS securities sold	190,474,737	184,929,385
Net realized gain (loss) on sale of AFS securities	$2,089,204	$(1,979,730)

The following tables present the fair value of AFS investment securities by rate type as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$210,962,142	$129,863,571	$-	$340,825,713
Fixed rate	16,102,429	-	105,630,744	121,733,173
Total	$227,064,571	$129,863,571	$105,630,744	$462,558,886

	December 31, 2014
	Agency	Non-Agency	Total
Adjustable rate	$229,648,342	$53,485,053	$283,133,395
Fixed rate	85,182,343	-	85,182,343
Total	$314,830,685	$53,485,053	$368,315,738

The following tables present the fair value of AFS investment securities by maturity date as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Less than one year	$-	$-
Greater than one year and less than five years	64,655,165	35,855,146
Greater than or equal to five years	397,903,721	332,460,592
Total	$462,558,886	$368,315,738

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
September 30, 2015 (unaudited)

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

The following tables present the changes for the nine months ended September 30, 2015 and year ended December 31, 2014 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	September 30, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	$(49,325,117)	$(64,545,980)	$(113,871,097)
Acquisitions	-	(22,597,930)	(22,597,930)
Dispositions	26,796,927	10,514,689	37,311,616
Accretion of net discount	-	10,993,149	10,993,149
Realized gain on paydowns	-	188,250	188,250
Realized credit losses	8,915,172	(2,890,939)	6,024,233
Addition to credit reserves	(2,669,938)	2,319,014	(350,924)
Release of credit reserves	2,319,568	(2,319,568)	-
Ending balance at September 30, 2015	$(13,963,388)	$(68,339,315)	$(82,302,703)

	December 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2014	$(16,126,355)	$(22,400,380)	$(38,526,735)
Acquisitions	-	(2,361,186)	(2,361,186)
Accretion of net discount	559,860	1,667,828	2,227,688
Realized gain on paydowns	-	4,760,729	4,760,729
Realized credit losses	-	223,212	223,212
Release of credit reserves	2,868,699	-	2,868,699
Ending balance at December 31, 2014	-	655,775	655,775
	$(12,697,796)	$(17,454,022)	$(30,151,818)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three and nine months ended September 30, 2015, the Company had unrealized gains (losses) on AFS securities of $174,779 and $3,638,597, respectively.

The following tables present components of interest income on the Company’s AFS securities for the three months ended September 30, 2015 and September 30, 2014 and nine months ended September 30, 2015 and September 30, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$1,338,227	$194,587	$1,532,814	$3,161,200	$229,475	3,390,675
Non-Agency	623,153	1,607,039	2,230,192	45,468	1,017,574	1,063,042
Multi-Family	272,455	1,425,504	1,697,959	56,099	4,183	60,282
Total	$2,233,835	$3,227,130	$5,460,965	$3,262,767	$1,251,232	$4,513,999

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$5,225,240	$498,392	$5,723,632	$8,931,583	$441,482	$9,373,065
Non-Agency	1,498,360	6,747,357	8,245,717	219,928	3,102,041	3,321,969
Multi-Family	1,184,978	3,866,177	5,051,155	184,594	24,610	209,204
Total	$7,908,578	$11,111,926	$19,020,504	$9,336,105	$3,568,133	$12,904,238

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Unpaid principal balance	$61,173,850	$54,348,654
Fair value adjustment	826,015	329,728
Carrying value	$61,999,865	$54,678,382

At September 30, 2015 and December 31, 2014, the Company pledged mortgage loans with a fair value of $62.0 million and $54.7, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Borrowings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of September 30, 2015 are as follows:

September 30, 2015
Massachussetts	25.2%
California	24.0%
New Jersey	9.5%
Texas	8.3%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $85,578,325 at September 30, 2015.

The condensed consolidated balance sheet of the FREMF trusts at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Balance Sheets
Assets
Multi-family mortgage loans held in securitization trusts	$1,557,938,059	1,750,294,430
Receivables	5,447,857	6,012,642

Total assets	$1,563,385,916	1,756,307,072

Liabilities and Equity
Multi-family securitized debt obligations	$1,472,569,737	1,670,573,456
Payables	5,237,854	5,800,065
	$1,477,807,591	1,676,373,521
Equity	85,578,325	79,933,551

Total liabilities and equity	$1,563,385,916	1,756,307,072

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,442,596,906 at September 30, 2015 and $1,637,721,473 at December 31, 2014. The multi-family securitized debt obligations had an unpaid principal balance of $1,442,596,906 at September 30, 2015 and $1,637,721,473 at December 31, 2014.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

The condensed consolidated statements of operations of the FREMF trusts for the three and nine months ended September 30, 2015 and at September 30, 2014 are as follows

	Three Months Ended September 30, 2015	For the period from September 16, 2014 to September 30, 2014*
Statements of Operation
Interest income	$16,794,338	2,433,318
Interest expense	15,372,832	2,239,797
Net interest income	$1,421,506	193,521
General and administrative fees	(787,124)	(118,806)
Unrealized gain (loss) on multi-family loans held in securitization trusts	1,804,190	-
Net Income	$2,438,572	74,715

	Nine Months Ended September 30, 2015	For the period from September 16, 2014 to September 30, 2014*
Statements of Operation
Interest income	$51,679,542	2,433,318
Interest expense	47,286,613	2,239,797
Net interest income	$4,392,929	193,521
General and administrative fees	(2,494,015)	(118,806)
Unrealized gain (loss) on multi-family loans held in securitization trusts	5,644,774	-
Net Income	$7,543,688	74,715

*	The Company consolidated the first trust in September, 2014 and the second trust in October, 2014.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 6 – THE FREMF TRUSTS (Continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of September 30, 2015:

September 30, 2015
Texas	20.9%
New York	12.6%
California	11.6%
Washington	6.8%
Colorado	6.1%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net fair value of $52,011,999 at September 30, 2015.

The condensed consolidated balance sheet of the residential mortgage loan securitization trusts at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Balance Sheets
Assets
Residential mortgage loans held in securitization trusts	$443,717,026	631,446,984
Receivables	1,513,951	2,030,045

Total assets	$445,230,977	633,477,029

Liabilities and Equity
Residential securitized debt obligations	$392,065,402	502,900,040	(1)
Payables	1,153,576	1,662,660
	$393,218,978	504,562,700
Equity	52,011,999	128,914,329

Total liabilities and equity	$445,230,977	633,477,029

(1)	Includes $70,864,063 of residential securitized debt obligations sold but not settled as of December 31, 2014.

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $430,955,743 at September 30, 2015 and $608,858,758 at December 31, 2014. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $430,955,743 at September 30, 2015 and $608,858,758 at December 31, 2014.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Statements of Operation
Interest income	$4,641,887	-
Interest expense	3,137,247	-
Net interest income	$1,504,640	-
General and administrative fees	(146,574)	-
Unrealized gain (loss) on residential loans held in securitization trusts	(1,323,697)	-
Net Income	$34,369	-

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Statements of Operation
Interest income	$15,573,046	-
Interest expense	9,894,956	-
Net interest income	$5,678,090	-
General and administrative fees	(495,094)	-
Unrealized gain (loss) on residential loans held in securitization trusts	(7,655,902)	-
Net Income (Loss)	$(2,472,906)	-

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of September 30, 2015:

September 30, 2015
California	47.6%
Washington	12.9%
Massachussetts	5.7%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust, JPMMT 2014-OAK4 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the trusts in its financial statements as of and for the period ending September 30, 2015. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 9 – RESTRICTED CASH

As of September 30, 2015, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Restricted cash balance held by:
Broker counterparties for derivatives trading	$4,481,861	$5,104,533
Repurchase counterparties as restricted collateral	7,062,897	6,296,112
Total	$11,544,758	$11,400,645

NOTE 10 – BORROWINGS

With effect from January 1, 2015, ASU 2014-11 changed the basis on which the Company accounts for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which the Company accounts for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, the Company’s GAAP financial statements as of and for the period ended September 30, 2015 are not directly comparable to prior period GAAP financials.

Repurchase Agreements

The Company has entered into repurchase agreements (including three residential loan warehouse facilities to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 1.47% at September 30, 2015. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$164,056,000	0.45%	$298,783,000	0.36%
Non-Agency(1)	134,430,000	1.72%	200,347,000	1.25%
Multi-Family(2)	114,856,000	2.07%	45,484,000	1.85%
Mortgage loans	52,998,963	2.68%	50,263,852	2.86%
Total	$466,340,963	1.47%	$594,877,852	0.99%

(1)	At December 31, 2014, the Company had repurchase agreements of $85,497,000, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 10 – BORROWINGS (Continued)

At September 30, 2015 and December 31, 2014, the repurchase agreements had the following remaining maturities:

	September 30, 2015	December 31, 2014
< 30 days	$376,052,000	$465,817,820
31 to 60 days	15,207,000	86,025,327
61 to 90 days	13,246,000	-
> 90 days	61,835,963	43,034,705
Total	$466,340,963	$594,877,852

Under the repurchase agreements (including residential loan warehouse facilities), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants as of September 30, 2015.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
North America	$259,027,000	55.54%	15	$358,864,363
Europe (1)	115,715,963	24.82%	137	145,484,898
Asia (1)	91,598,000	19.64%	14	101,163,370
Total	$466,340,963	100.00%	45	$605,512,631

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2014
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	of collateral held
North America	$388,138,820	65.25%	19	$463,615,686
Europe (2)	93,350,032	15.69%	21	113,286,452
Asia (2)	113,389,000	19.06%	122	118,519,817
Total	$594,877,852	100.00%	36	$695,421,955

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 10 – BORROWINGS (Continued)

Secured Loans

As of September 30, 2015, FOI had $51.4 million in outstanding secured advances from FHLBI and is approved for additional available uncommitted credit for borrowing of an amount up to $500 million. The secured advances are due in three months and have floating rates based on three-month LIBOR plus a spread. For the nine months ended September 30, 2015, FOI had average borrowings of $23.1 million with a weighted average borrowing rate of 0.36%.

The ability to borrow funds from FHLBI is subject to the Company’s continued credit worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI.

As of September 30, 2015, the FHLBI advances were collateralized by RMBS with a fair value of $54.2 million.

FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require FOI to provide additional collateral.

An additional requirement of FHLBI membership is to purchase and hold a certain amount of FHLBI stock, which is based in part, upon the outstanding principal balance of secured advances from FHLBI.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

With effect from January 1, 2015, ASU 2014-11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, the Company’s GAAP financial statements as of and for the period ended September 30, 2015 are not directly comparable to prior period GAAP financials.

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
September 30, 2015 (unaudited)

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Futures	-	-	(1,495,225)	4,601,000,000
Total	$-	-	$(1,495,225)	4,601,000,000

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(1,755,107)	226,000,000
Swaptions	21,550	25,000,000	-	-
Futures	-	-	(533,951)	98,000,000
Total	$21,550	25,000,000	$(2,289,058)	324,000,000

As of September 30, 2015, the Company did not have any interest rate swaps outstanding. The following table presents the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of December 31, 2014:

	December 31, 2014
	Notional	Fair	Fixed Pay	Maturity	Forward
Current Maturity Date	Amount	Value	Rate	Years	Starting
3 years or less	$35,000,000	$(124,591)	0.66%	1.1	0.0%
Greater than 3 years and less than 5 years	191,000,000	(1,630,516)	1.66%	3.7	0.0%
Total	$226,000,000	$(1,755,107)	1.51%	3.3	0.0%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(466,340,963)	$-	$(466,340,963)	$-	$-	$(466,340,963)
Futures	(1,495,225)	-	(1,495,225)	-	1,495,225	-
FHLB advances	(51,400,000)	-	(51,400,000)	-	-	(51,400,000)
Total	$(519,236,188)	$-	$(519,236,188)	$-	$1,495,225	$(517,740,963)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended September 30, 2015 and September 30, 2014 and nine months ended September 30, 2015 and September 30, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Three Months Ended September 30, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss) (1)	appreciation (depreciation) (1)	Total

Interest rate:
Interest rate swaps	$(5,552,898)	$2,777,551	$(2,775,347)
Futures	(2,709,525)	(1,145,644)	(3,855,169)
Total	$(8,262,423)	$1,631,907	$(6,630,516)

	Three Months Ended September 30, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss) (1)	appreciation (depreciation) (1)	Total

Interest rate:
Interest rate swaps	$(7,637,172)	$9,200,876	$1,563,704
Swaptions	(84,000)	(44,874)	(128,874)
Futures	(1,248,544)	853,740	(394,804)
TBAs	(109,375)	-	(109,375)
Total	$(9,079,091)	$10,009,742	$930,651

(1) In the three month period ended September 30, 2015, net swap interest expense totaled $782,870 comprised of $1,233,249 in interest expense paid (included in realized gain (loss)) and $450,379 in accrued interest income (included in unrealized appreciation (depreciation)). In the three month period ended September 30, 2014, net swap interest expense totaled $1,457,602 comprised of $1,260,546 in interest expense paid (included in realized gain (loss) and $197,056 in accrued interest income (included in unrealized appreciation (depreciation)).

	Nine Months Ended September 30, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(6,974,491)	$1,681,725	$(5,292,766)
Swaptions	(84,000)	62,450	(21,550)
Futures	(5,251,810)	(961,274)	(6,213,084)
Total	$(12,310,301)	$782,901	$(11,527,400)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

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

(1) In the nine month period ended September 30, 2015, net swap interest expense totaled $2,216,417 comprised of $2,654,405 in interest expense paid (included in realized gain (loss) and $437,988 in accrued interest income (included in unrealized appreciation (depreciation). In the nine month period ended September, 2014, net swap interest expense totaled $2,774,394 comprised of $2,402,685 in interest expense paid (included in realized gain (loss) and $371,709 in accrued interest expense (included in unrealized appreciation (depreciation).

NOTE 12 - MSRs

During the nine months ended September 30, 2015, the Company retained the servicing rights associated with an aggregate principal balance of $538,643,377 of residential mortgage loans that the Company had previously transferred to three residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at our TRS. As the result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1, it does not consolidate this trust, and as a consequence, MSRs associated with this trust are recorded on the Company’s condensed consolidated balance sheet at September 30, 2015.

The following table presents the Company’s MSR activity as of September 30, 2015.

September 30, 2015
Balance at beginning of year	$-
MSRs retained from sales to securitizations	1,915,317
Balance at end of period	$1,915,317

Loans associated with MSRs (1)	$236,969,263
MSR values as percent of loans (2)	0.81%

(1)	Amounts represent the principal balance of loans associated with MSRs outstanding at September 30, 2015
(2)	Amounts represent the carrying value of MSRs at September 30, 2015 divided by the outstanding balance of the loans associated with these MSRs

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 12 – MSRs (continued)

The following table presents the components of servicing income recorded on the Company’s statement of operation for the three months ended September 30, 2015:

Three Months Ended September 30, 2015
Servicing income, net	$170,809
Income from MSRs, net	$170,809

NOTE 13 – FINANCIAL INSTRUMENTS

With effect from January 1, 2015, ASU 2014-11 changes the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, our GAAP financial statements as of and for the period ended September 30, 2015 are not directly comparable to prior period GAAP financials.

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of September 30, 2015 and December 31, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	September 30, 2015
Assets:
Residential mortgage-backed securities (a)	$-	$462,558,886	$-	$462,558,886
Residential mortgage loans	-	61,999,865	-	61,999,865
Multi-Family mortgage loans held in securitization trusts	-	1,557,938,059	-	1,557,938,059
Residential mortgage loans held in securitization trusts	-	443,717,026	-	443,717,026
Mortgage servicing rights	-	-	1,915,317	1,915,317
FHLB stock	2,403,000	-	-	2,403,000
Total	$2,403,000	$2,526,213,836	$1,915,317	$2,530,532,153

Liabilities:
Interest rate swaps	$-	$-	$-	$-
Multi-family securitized debt obligations	-	(1,472,569,737)	-	(1,472,569,737)
Residential securitized debt obligations	-	(392,065,402)	-	(392,065,402)
Futures	(1,495,225)	-	-	(1,495,225)
Total	$(1,495,225)	$(1,864,635,139)	$-	$(1,866,130,364)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2014
Assets:
Residential mortgage-backed securities (a)	$-	$368,315,738	$-	$368,315,738
Residential mortgage loans	-	54,678,382	-	54,678,382
Multi-Family mortgage loans held in securitization trusts	-	1,750,294,430	-	1,750,294,430
Residential mortgage loans held in securitization trusts	-	631,446,984	-	631,446,984
Mortgage servicing rights		-	-	-
Linked transactions (b)	-	60,818,111	-	60,818,111
Swaptions	-	21,550	-	21,550
Total	$-	$2,865,575,195	$-	$2,865,575,195

Liabilities:
Interest rate swaps	$-	$(1,755,107)	$-	$(1,755,107)
Multi-family securitized debt obligations	-	(1,670,573,456)	-	(1,670,573,456)
Residential securitized debt obligations	-	(432,035,976)	-	(432,035,976)
Futures	(533,951)	-	-	(533,951)
Total	$(533,951)	$(2,104,364,539)	$-	$(2,104,898,490)

(a)	For more detail about the fair value of the Company’s MBS, see Note 3 and Note 4.

During the nine months ended September 30, 2015 and year ended December 31, 2014, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

As of September 30, 2015, the Company had $1,915,317 in Level 3 assets.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at September 30, 2015:

As of September 30, 2015
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.4 - 24.8%	15.3%
	Discount rate	12.0%	12.0%

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

For the three months ended September 30, 2015, the Company incurred management fees of $703,167, included in Management Fee in the condensed consolidated statement of operations, of which $470,000 was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the nine months ended September 30, 2015, the Company incurred management fees of $2,119,571, included in Management Fee in the condensed consolidated statement of operations, of which $470,000 was accrued but had not been paid, included in fees and expenses to Manager in the condensed consolidated balance sheets.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

For the three months ended September 30, 2015, the Company incurred reimbursable expenses of $1,338,272, included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $450,000 was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the nine months ended September 30, 2015, the Company incurred reimbursable expenses of $3,444,914, included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $450,000 was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

Fulfillment and Securitization Fees

During the nine months ended September 30, 2015, the Company’s Manager accrued fees pursuant to Section 8(b) of the management agreement in addition to the Management Fee for services rendered in connection with FOAC’s aggregation of loans and subsequent contribution of these and certain other loans into the OAKS 2015-1 Trust. The invoice for such fees was paid pursuant to guidelines adopted by the Company’s Audit Committee pursuant to the Company’s related party transaction policies. Fees accrued during the period totaled $175,000, of which all was paid during the period.

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

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually after the Company’s Annual General Meeting vesting in full one year later. As of the closing of the Company’s initial public offering (the “IPO”), the Company’s board of directors granted to each of the then three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50. On March 27, 2014, the 4,500 shares of restricted stock granted to the independent directors fully vested. On August 19, 2014 the Company’s board of directors granted each of the then three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full one year after the Company’s 2014 Annual General Meeting. The grant date fair value of these restricted shares was $50,715 based on the closing price of the Company’s common stock on August 19, 2014 of $11.27. On May 22, 2015, the Company’s board of directors granted each of the four independent directors 1,500 shares of restricted common stock (6,000 shares in total), each of which vest in full one year after the Company’s 2015 Annual General Meeting. The grant date fair value of these restricted shares was $60,420 based on the closing price of the Company’s common stock on May 22, 2015 of $10.07.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $60,040 based on the closing price of the Company’s common stock on September 30, 2015 of $6.32. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2015, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $67,199.

For the three and nine months ended September 30, 2015, the Company recognized compensation expense related to restricted common stock of $5,735 and $50,535 respectively, included in compensation expense in the condensed consolidated statement of operations. The Company has unrecognized compensation expense of $68,589 as of September 30, 2015 for unvested shares of restricted common stock. As of September 30, 2015, the weighted average period for which the unrecognized compensation expense will be recognized is 7.3 months.

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,724,750 and 14,718,750 shares issued and outstanding as of September 30, 2015 and December 31, 2014 respectively.

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
September 30, 2015 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both September 30, 2015 and December 31, 2014. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

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

Deferred Offering Costs

Pursuant to the April 25, 2014 S-3 registration statement, the Company has incurred $1,313,200 in deferred offering expenses. These expenses are being amortized on a straight-line basis over the three year period that the statement is valid. To date the Company has amortized $532,346 in deferred offering cost, of which $344,889 was expensed during the nine month period, resulting in a balance of $780,854.

Distributions to stockholders

For the 2015 taxable year, the Company has declared dividends to common stockholders totaling $15,457,238 or $1.05 per share. The following table presents cash dividends declared and paid by the Company on its common stock for the nine months ended September 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2014	January 15, 2015	January 29, 2015	$1,839,844	$0.12500
December 16, 2014	February 17, 2015	February 26, 2015	$1,839,844	$0.12500
December 16, 2014	March 16, 2015	March 30, 2015	$1,839,844	$0.12500
March 17, 2015	April 15, 2015	April 27, 2015	$1,839,844	$0.12500
March 17, 2015	May 15, 2015	May 27, 2015	$1,839,844	$0.12500
March 17, 2015	June 15, 2015	June 29, 2015	$1,840,594	$0.12500
June 15, 2015	July 15, 2015	July 30, 2015	$1,472,475	$0.10000
June 15, 2015	August 14, 2015	August 28, 2015	$1,472,475	$0.10000
June 15, 2015	September 15, 2015	September 29, 2015	$1,472,475	$0.10000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the nine months ended September 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2014	January 15, 2015	January 29, 2015	$293,503	$0.18230
December 16, 2014	February 17, 2015	February 26, 2015	$293,503	$0.18230
December 16, 2014	March 16, 2015	March 30, 2015	$293,503	$0.18230
March 17, 2015	April 15, 2015	April 27, 2015	$293,503	$0.18230
March 17, 2015	May 15, 2015	May 27, 2015	$293,503	$0.18230
March 17, 2015	June 15, 2015	June 29, 2015	$293,503	$0.18230
June 15, 2015	July 15, 2015	July 27, 2015	$293,503	$0.18230
June 15, 2015	August 14, 2015	August 27, 2015	$293,503	$0.18230
June 15, 2015	September 15, 2015	September 28, 2015	$293,503	$0.18230

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

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended September 30, 2015 and September 30, 2014 and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Net income (loss)		$(1,305,037)		$5,034,027

Less dividends paid:
Common stock	$4,417,425		$5,518,406
Unvested share-based payment awards	880,509		880,509
		5,297,934		6,398,915
Undistributed earnings (deficit)		$(6,602,971)		$(1,364,888)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.30	$0.30	$0.37	$0.37
Undistributed earnings (deficit)	(0.45)	(0.45)	(0.09)	(0.09)
Total	$(0.15)	$(0.15)	$0.28	$0.28

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 16 – EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Net income (loss)		$(2,402,042)		$6,917,362

Less dividends paid:
Common stock	$15,457,238		$12,710,344
Unvested share-based payment awards	2,631,744		1,997,004
		18,088,982		14,707,348
Undistributed earnings (deficit)		$(20,491,024)		$(7,789,986)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$1.05	$1.05	$1.10	$1.10
Undistributed earnings (deficit)	(1.39)	(1.39)	(0.67)	(0.67)
Total	$(0.34)	$(0.34)	$0.43	$0.43

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 15 because the warrants’ exercise price is greater than the average market price of the common shares for the period, and thereby anti-dilutive.

NOTE 17 – SEGMENT REPORTING

The Company invests in a portfolio comprised of mortgage-backed securities, residential mortgage loans, and other mortgage-related investments, and operates as a single reporting segment.

NOTE 18 – INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, and FOAC therefore are subject to tax as a corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The tax loss for December 31, 2014 was ($4,006,540) and the book income through September 30, 2015 was $895,233. Due to the start-up nature of the FOAC business, future income or loss is difficult to project. This is negative evidence that supports the need for a valuation allowance against the Company’s net deferred tax assets.

As of September 30, 2015, Management is not aware of any uncertain tax positions.

The following table summarized the Company’s deferred tax assets and valuation allowance as of September 30, 2015

	As of September 30, 2015	As of December 31, 2014
Non-current Deferred Tax Asset (Liability)
Unrealized Gain (Security)	(787,614)	(1,393,014)
Net Operating Losses	1,029,237	1,545,254
AMT Credit	5,992	-
	247,615	152,240
Valuation Allowance	(247,615)	(152,240)
Net Non-current Deferred Tax Asset (Liability)	-	-

NOTE 19 – SUBSEQUENT EVENT

On November 5, 2015, the Company priced OAKS Mortgage Trust 2015-2, representing the Company’s second proprietary securitization of prime jumbo mortgage loans. The transaction is scheduled to settle on November 10, 2015.

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

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2014 Annual Report which is available on the Securities and Exchange Commission’s website at www.sec.gov .

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

Since completing our IPO in March 2013, we have reduced our portfolio allocation to fixed-rate Agency RMBS from approximately 96% to 2%.

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

We have elected to be taxed as a REIT and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on our income generated in our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp., or FOAC. We generally anticipate the retention of profits generated and taxed at FOAC.

Third Quarter 2015 and Subsequent Events Summary

•	We reported an economic loss on common equity of 1.4%, or 5.6% annualized, comprised of a $0.45 decrease in net book value per share that more than offset a $0.30 dividend per common share. This loss is largely attributable to volatile interest rate markets, which in turn generated net realized losses on our interest rate derivative instruments.

•

Reflecting our concern with market volatility in general, and credit market conditions in particular, we reduced our MBS investment portfolio by 13.3% during the quarter, primarily through sales of Non-Agency RMBS.

•	Based on our cautious market views, we have continued to reduce our Non-Agency RMBS exposure to approximately $138 million at October 31, 2015, and to reinvest capital into Agency hybrid ARMS, increasing our Agency MBS assets to approximately $386 million at October 31, 2015.

•	We have priced and expect to close this week our second proprietary shelf securitization of prime jumbo loans, creating an investment package of B-notes and interest only securities for our REIT. We also anticipate creating and retaining all of the excess servicing rights in our taxable REIT subsidiary.

•	We continue to work with FHLBI to fund our acquisition of prime jumbo mortgage loans.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. FOAC had $375 million of warehouse financing available to it as of September 30, 2015. FOAC has obtained authorizations from all but one of the 32 states that currently impose restrictions on buying, selling or owning residential mortgage loans, or owning the servicing rights with respect to residential mortgage loans.

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

To the extent that we have purchased the subordinated tranches of a specific trust, and determine that we are the primary beneficiary of that trust, we consolidate all of the assets, liabilities, income and expenses of the trust in our consolidated financial statements. As a result, for GAAP purposes, our financial statements reflect this “gross-up” effect. However, the assets of each trust are restricted and can only be used to fulfill the obligations of the respective trust. Accordingly, these obligations do not have any recourse to us as the consolidator of the trust. We are only exposed to the risk of loss on our net investment in the respective trust, and the income generated thereon. As of September 30, 2015, we had consolidated residential mortgage loans with a fair value of $443.7 million, and a net investment amount in residential mortgage loan trusts of $52.0 million. For additional information as to how our residential mortgage loan business is reflected in our condensed consolidated financial statements, see Notes 2, 5, 7 and 12 thereof. Commencing with our first securitization on our proprietary platform in 2015, we structure the trust so that we are not the primary beneficiary, and accordingly do not consolidate the trusts.

As FOAC continues to make progress on its strategic initiatives, we expect FOAC to generate taxable income from its residential mortgage loans business. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC.

Five Oaks Insurance

On April 30, 2014, we established FOI, as a wholly owned subsidiary, which was awarded a captive insurance license by the Michigan Insurance Commission on June 12, 2014. On February 24, 2015, FOI became a member of the FHLBI. As of September 30, 2015, we had $51.4 million of FHLB advances secured by our securities. While discussions with the FHLBI continue, we have not obtained approval to fund our acquisition of prime jumbo loans and there can be no assurance that we will receive such approval or, if we do, when such approval may be obtained. We anticipate deriving significant benefits from this historically stable source of funding, although, again, no assurance can be given.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

 As of September 30, 2015, we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

We have elected the fair value option on the assets and liabilities held within each of the four trusts. We have also adopted (see Note 2 to our Notes to our Condensed Consolidated Financial Statements at and for the period ended September 30, 2015 ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at September 30, 2015 includes the gross assets and liabilities of the four trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts. .

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $ 137.6 million as of September 30, 2015 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of September 30, 2015, we had $2,580,602,627 of total assets on a GAAP basis, as compared to $2,922,209,557 as of December 31, 2014. A reconciliation of our net investment in the four consolidated trusts with our financial statements as of September 30, 2015 follows:

Multi-family mortgage loans held in securitization trusts, at fair value	$1,563,385.916
Multi-family securitized debt obligations	$1,477,807,591
Net investment amount of Multi-Family MBS held by us	$85,578,325
Residential mortgage loans held in securitization trusts, at fair value	$445,230,977
Residential securitized debt obligations	$393,218,978
Net investment amount of residential mortgage loan trusts held by us	$52,011,999

Factors Impacting Our Operating Results

The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, will vary primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, on our MBS and mortgage loans. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results are also impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our MBS, or whose loans we own directly. Our operating results will also be affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the residential real estate markets, including prepayment rates, credit and interest rate levels.

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

The Federal Reserve officially announced the final reduction in its Quantitative Easing or QE, asset purchases at its October 2014 meeting; however, even with the end of QE, it appears the Federal Reserve will continue to reinvest in mortgage-backed security principal repayments for the foreseeable future. The Fed has continued to reaffirm, most recently on October 28, 2015, its view that the current 0 to ¼ percent target range for the federal funds rate remained appropriate, but signaled that it would begin to remove policy accommodation as early as the next meeting in December 2015 by increasing this range based upon its ongoing assessment of economic and financial conditions. The timing of the expected increase in short-term rates remains data dependent. Any resultant flattening in the yield curve could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders. We expect that market conditions will continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

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

In August 2014, the Federal Housing Finance Agency issued a request for comment on a proposal to establish a “Single Security” for Agency RMBS, with the intention of leveraging the GSEs’ existing security structures and attempting to combine the best features of both Fannie Mae and Freddie Mac MBS to simplify and standardize structures, terms and disclosures for investors. When issuing the request for comment, the FHFA indicated that it viewed this initiative as a multi-year effort, and as such did not have a date by which the Single Security would be implemented. In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015 (the “Regulatory Relief Bill”). If enacted, this bill would reduce the threshold for a financial institution to be deemed a Systemically Important Financial Institution (“SIFI”), provide regulatory relief for community banks, broaden the Consumer Financial Protection Bureau Qualified Mortgage rule, and compel the FHFA to remove its proposed rulemaking on FHLB membership qualification. The FHFA rule would reduce the number of financial institutions that could be members of the FHLB system. Furthermore, any new FHLB membership qualification rules imposed by the FHFA would have to be reviewed by the Government Accounting Office to determine whether such rules would damage the functioning of the FHLB system and its large number of member banks. We expect debate and discussion on residential housing and mortgage reform to continue through the balance of 2015, and consequently uncertainty remains, including whether the Regulatory Relief Bill will emerge from committee, or be approved by Congress, and if so what the effect will be on our FHLB-member subsidiary, Five Oaks Insurance LLC.

For a discussion of additional risks relating to our business see “Risk Factors” in our 2014 Annual Report.

Investment Portfolio

With effect from January 1, 2015, ASU 2014 -11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available for sale securities and repurchase agreements respectively. Consequently, our GAAP financial statements as of and for the period ended September 30, 2015 are not directly comparable to prior period GAAP financials; the most meaningful comparative portfolio metrics on a period to period basis are those encompassed in the non-GAAP presentation set out below. As of September 30, 2015 on a GAAP basis, our overall investments in MBS were $462.6 million, compared to $491.6 million as of June 30, 2015. The decrease was due in large part to the sales of Non-Agency RMBS securities noted earlier, in connection with our adoption of a more defensive portfolio composition in response to heightened interest rate and credit spread volatility. On a non-GAAP basis, our MBS investments decreased from $689.9 million as of June 30, 2015 to $598.1 million as of September 30, 2015. Within this total, we had decreased our Agency RMBS from $233.1 million to $227.1 million, decreased our Non-Agency RMBS (including our net investment amount in residential mortgage loan securitizations) from $256.6 million to $179.9 million and decreased our Multi-Family MBS (including our net investment amount in Multi-Family MBS) from $200.3 million to $191.2 million from quarter-end to quarter-end. Of the $179.9 million in Non-Agency RMBS $50.0 million represented our net investment in residential mortgage loan securitizations; and of the $191.2 million in Multi-Family MBS, $85.6 million represented our net investment in the Multi-Family MBS securitization trusts. As of September 30, 2015, on a GAAP and non-GAAP basis, we had increased our investment in residential mortgage loans from $49.0 million to $62.0 million.

We use leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we use borrowings to fund the origination or acquisition of our target assets. We accomplish this by borrowing against existing assets principally through repurchase agreements. Neither our organizational documents nor our investment guidelines places any limit on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of our stockholders.

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of September 30, 2015 and December 31, 2014 (i) as reported in accordance with GAAP, which for September 30, 2015 excludes our net investment in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts and for December 31, 2014 excludes the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) for September 30, 2015 to show separately our net investments in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts, and for December 31, 2014 to show separately the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

September 30, 2015

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,994	$48	$-	$2,042	$(7)	$2,035	2.50%	1.98%
30 year fixed-rate	13,447	797	-	14,244	(177)	14,067	3.50%	2.64%
Hybrid RMBS	207,047	(1,317)	-	205,730	5,232	210,962	2.31%	2.68%
Total Agency RMBS	222,488	(472)	-	222,016	5,048	227,064	2.39%	2.67%
Non-Agency RMBS	171,819	(31,907)	(13,963)	125,949	708	126,657	0.83%	5.95%
Multi-Family MBS	19,387	(39)	-	19,348	362	19,710	5.35%	5.39%
Multi-Family MBS PO	119,527	(34,660)	-	84,867	1,054	85,921	0.00%	6.69%
Total Multi-Family MBS	138,914	(34,699)	-	104,215	1,416	105,631	0.75%	6.31%
Non-Agency MBS IO, fair value option	214,560	-	-	3,833	(626)	3,207	0.36%	-1.61%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS, fair value option	-	-	-	-	-	-	-	-
Residential Mortgage Loans	60,361	-	-	61,174	826	62,000	4.12%	4.12%
Total/Weighted Average (GAAP)	$808,142	$(67,078)	$(13,963)	$517,187	$7,372	$524,559	1.36%	4.35%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	47,407	(5,500)	-	41,907	131	42,038	3.74%	4.72%
Multi-Family MBS	32,103	(9,159)	-	22,944	2,283	25,227	2.44%	19.73%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS	32,103	(9,159)	-	22,944	2,283	25,227	2.44%	19.73%
Non-Agency MBS IO, fair value option	581,771	-	-	14,702	(6,733)	7,969	0.32%	7.65%
Multi-Family MBS IO, fair value option	990,837	-	-	7,845	(705)	7,140	0.18%	19.17%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,540	53,211	0.00%	3.37%
Total Multi-Family MBS, fair value option	1,070,583	-	-	55,516	4,835	60,351	0.16%	5.60%
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (Non-GAAP)	$1,731,864	$(14,659)	$-	$135,069	$516	$135,585	0.36%	7.95%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,994	$48	$-	$2,042	$(7)	$2,035	2.50%	1.93%
30 year fixed-rate	13,447	797	-	14,244	(177)	14,067	3.50%	2.65%
Hybrid RMBS	207,047	(1,317)	-	205,730	5,232	210,962	2.31%	2.69%
Total Agency RMBS	222,488	(472)	-	222,016	5,048	227,064	2.39%	2.68%
Non-Agency RMBS	219,226	(37,407)	(13,963)	167,856	839	168,695	1.46%	5.57%
Multi-Family MBS	51,490	(9,198)	-	42,292	2,645	44,937	3.54%	13.17%
Multi-Family MBS PO	119,527	(34,660)	-	84,867	1,054	85,921	0.00%	6.69%
Total Multi-Family MBS	171,017	(43,858)	-	127,159	3,699	130,858	1.07%	8.85%
Non-Agency MBS IO, fair value option	796,331	-	-	18,535	(7,359)	11,176	0.33%	5.74%
Multi-Family MBS IO, fair value option	990,837	-	-	7,845	(705)	7,140	0.18%	19.17%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,540	53,211	0.00%	3.37%
Total Multi-Family MBS, fair value option	1,070,583	-	-	55,516	4,835	60,351	0.16%	5.60%
Residential Mortgage Loans	60,361	-	-	61,174	826	62,000	4.12%	4.12%
Total/Weighted Average (Non-GAAP)	$2,540,006	$(81,737)	$(13,963)	$652,256	$7,888	$660,144	0.68%	5.10%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2014

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	226,078	3,570	229,648	2.32%	2.70%
Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	76,673	(15,209)	(12,698)	48,766	4,720	53,486	0.36%	7.48%
Multi-Family MBS	-	-	-	-	-	-	-	-
Multi-Family MBS PO	-	-	-	-	-	-	-	-
Total Multi-Family MBS	-	-	-	-	-	-	-	-
Non-Agency MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS, fair value option	-	-	-	-	-	-	-	-
Residential Mortgage Loans	54,349	-	-	54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (GAAP)	$440,813	$(12,657)	$(12,698)	$415,458	$7,539	$422,997	2.42%	3.44%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon (1)	Average Yield (2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	304,025	(35,108)	(36,627)	232,290	3,309	235,599	1.64%	5.78%
Multi-Family MBS	66,312	(9,235)	-	57,077	1,150	58,227	3.93%	7.40%
Multi-Family MBS PO	68,760	(18,248)	-	50,512	427	50,939	0.00%	6.47%
Total Multi-Family MBS	135,072	(27,483)	-	107,589	1,577	109,166	1.93%	6.96%
Non-Agency MBS IO, fair value option	881,946	-	-	14,702	(432)	14,270	0.35%	20.89%
Multi-Family MBS IO, fair value option	1,001,965	-	-	7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS, fair value option	1,081,711	-	-	55,516	1,062	56,578	0.17%	10.24%
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (GAAP)	$2,402,754	$(62,591)	$(36,627)	$410,097	$5,516	$415,613	0.52%	7.24%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	226,078	3,570	229,648	2.32%	2.70%
Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	380,698	(50,317)	(49,325)	281,056	8,029	289,085	1.38%	6.08%
Multi-Family MBS	66,312	(9,235)	-	57,077	1,150	58,227	3.93%	7.40%
Multi-Family MBS PO	68,760	(18,248)	-	50,512	427	50,939	0.00%	6.47%
Total Multi-Family MBS	135,072	(27,483)	-	107,589	1,577	109,166	1.93%	6.96%
Non-Agency MBS IO, fair value option	881,946	-	-	14,702	(432)	14,270	0.35%	20.89%
Multi-Family MBS IO, fair value option	1,001,965	-	-	7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS, fair value option	1,081,711	-	-	55,516	1,062	56,578	0.17%	10.24%
Residential Mortgage Loans	54,349	-	-	54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (GAAP)	$2,843,567	$(75,248)	$(49,325)	$825,555	$13,055	$838,610	0.81%	5.33%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, prior to January 1, 2015, GAAP required us to account for certain of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as Linked Transactions, and requires us to consolidate the assets and liabilities of four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis for September 30, 2015 do not include our net investments in the four consolidated Multi-Family MBS and prime jumbo residential mortgage securitization trusts, and for December 31, 2014 do not include Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions as well as our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, in managing and evaluating the composition and performance of our MBS portfolio, we did not previously view the purchase of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as transactions that are linked, and our maximum exposure to loss from consolidation of the four trusts is $137.6 million as of September 30, 2015. We therefore have also presented certain information that includes both the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions, Multi-Family MBS underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015 Fair Value	December 31, 2014 Fair Value
Less than one year	$-	$-
Greater than one year and less than five years	112,199,269	62,946,125
Greater than or equal to five years	485,944,557	720,981,007
Total	$598,143,826	$783,927,132

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of September 30, 2015, we had entered into repurchase agreements totaling $413.2 million, on a GAAP basis and non-GAAP basis.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2015 to September 30, 2015 on a GAAP and non-GAAP basis:

Period ended September 30, 2015	Repurchase Agreements
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to September 30, 2015	$574,633,066	$413,242,000	$661,658,000

As of September 30, 2015, we had entered into three warehouse facilities with an aggregate borrowing limit of $ 375 million structured as repurchase agreements to finance our residential mortgage loans. These agreements are secured by our prime jumbo mortgage loans and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of September 30, 2015, we had borrowings totaling $53.0 million on a GAAP and non-GAAP basis under these agreements.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2015 to September 30, 2015 on both a GAAP and non-GAAP basis

	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to September 30, 2015	$55,080,657	$52,998,963	$97,360,852

In February 2015, our wholly owned subsidiary, FOI, became a member of the FHLBI. As a member of the FHLBI, FOI has borrowed funds from the FHLBI in the form of secured advances collateralized by our securities. As of September 30, 2015, FOI had $51.4 million in outstanding short-term secured advances and is approved for additional available uncommitted credit for borrowing of an amount up to $500 million. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. The ability to borrow funds from the FHLBI is subject to the Company’s continued credit-worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. The secured advances bear interest at floating rates based on three-month LIBOR plus a spread. For the nine months ended September 30, 2015, FOI had average borrowings of $23.1 million with a weighted average borrowing rate of 0.36%.

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

During the quarter, we replaced our use of interest rate swap agreements with Eurodollar futures contracts, which represent LIBOR-based derivative contracts reflecting the three-month LIBOR rate for $1 million per contract. Our decision to replace swaps with Eurodollar futures was based primarily on better liquidity and typically lower margin requirements. We had also employed U.S. Treasury futures and deliverable swap futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following tables summarize our hedging activity as of September 30, 2015:

September 30, 2015

Expiration Year	Contracts	Notional	Fair Value
Eurodollar Futures Contracts (Short Positions)
2015	373	$373,000,000	$2,300
2016	1,478	1,478,000,000	(134,738)
2017	1,476	1,476,000,000	(324,962)
2018	876	876,000,000	(370,762)
2019	361	361,000,000	(256,438)
Total	4,564	$4,564,000,000	$(1,084,600)

Treasury Note Futures Contracts (Short Positions)
December 2015 10 Year Treasury Note Futures	300	$30,000,000	$(318,750)

Deliverable Swap Futures (Short Positions)
December 2015 5 Year Deliverable Interest Rate Swap Futures	70	$7,000,000	$(91,875)

Stockholders’ Equity and Book Value Per Share

As of September 30, 2015, our stockholders’ equity was $188.3 million, comprised of $ 37.2 million of preferred equity and $ 151.1 million of common equity, and our book value per common share was $10.26 on a basic and fully diluted basis. Our stockholders’ equity decreased by $6.5 million over our stockholders’ equity as of June 30, 2015, while book value per common share declined by 4.2% from the previous quarter-end amount of $10.71. Unrealized gains and losses on AFS securities are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations as a component of other comprehensive income, or OCI. The decrease in stockholders’ equity was primarily the result of credit spread widening during the quarter, which led to lower unrealized gains and higher unrealized losses on Non-Agency RMBS and Multi-Family MBS positions, together with a decrease in the aggregate value of derivatives reflecting unusual volatility in the interest rate markets during the quarter.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2015:

September 30, 2015

Non-GAAP Basis
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans	Unrestricted Cash(2)	Total
Market Value	227,064,571	191,209,068	179,870,187	65,920,570	27,482,330	691,546,726
Repurchase Agreements	(215,456,000)	(114,856,000)	(134,430,000)	(52,998,963)	-	(517,740,963)
Hedges	(1,069,832)	(425,393)	-	-	-	(1,495,225)
Other(3)	3,830,614	156,110	230,832	221,729	8,284	4,447,569
Restricted Cash	5,367,832	2,817,044	3,359,883	-	-	11,544,759
Equity Allocated	19,737,185	78,900,829	49,030,902	13,143,336	27,490,614	188,302,866
% Equity	10.5%	41.9%	26.0%	7.0%	14.6%	100.0%

(1)	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01, JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts.

(2)	Includes cash and cash equivalents

(3)	Includes interest receivable, goodwill, prepaid and other assets, FHLBI capital stock, interest payable, dividend payable and accrued expenses and other liabilities

Results of Operations

With effect from January 1, 2015, ASU 2014 -11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass Linked Transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated; each of the components that were previously reported on a net basis as “Unrealized gain and net interest income from linked transactions”, representing changes in the fair value of the assets and liabilities and associated interest income and expense are now reported on a gross basis on our consolidated statement of operations. In addition, as of September 30, 2015, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, or collectively the consolidated trusts. Consequently, our results of operations for the period ended September 30, 2015 are not directly comparable to those for the period ended September 30, 2014.

The table below presents certain information from our condensed consolidated Statement of Operations for the period January 1, 2015 to September 30, 2015 and the period January 1, 2014 to September 30, 2014:

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,2015	September 30,2014	September 30,2015	September 30,2014

Revenues:
Interest income:
Available-for-sale securities	5,460,965	$4,513,999	19,020,504	$12,904,238
Mortgage loans held-for-sale	618,106	1,310,068	1,965,671	1,317,585
Multi-family loans held in securitization trusts	16,794,338	2,433,318	51,679,542	2,433,318
Residential loans held in securitization trusts	4,641,887	-	15,573,046	-
Cash and cash equivalents	4,809	9,802	13,386	18,395
Interest expense:	-		-
Repurchase agreements - available-for-sale securities	(1,490,698)	(635,062)	(4,992,998)	(1,797,322)
Repurchase agreements - mortgage loans held-for-sale	(354,106)	(721,239)	(1,183,093)	(727,005)
Multi-family securitized debt obligations	(15,372,832)	(2,239,797)	(47,286,613)	(2,239,797)
Residential securitized debt obligations	(3,137,247)	-	(9,894,956)	-

Net interest income	7,165,222	4,671,089	24,894,489	11,909,412

Other-than-temporary impairments:
(Increase)/decrease in credit reserves	(350,924)	-	(1,761,208)	-
Additional-other-than-temporary credit impairment losses	-	-	(2,890,939)	-

Total impairment losses recognized through earnings	(350,924)	-	(4,652,147)	-
Other income:

Realized gain (loss) on sale of investments, net	1,464,308	1,024,168	1,834,151	(2,433,071)
Unrealized gain (loss) and net interest income from Linked Transactions	-	754,189	-	15,458,922
Realized gain (loss) on derivative contracts, net	(8,262,423)	(9,079,091)	(12,310,301)	(10,771,684)
Unrealized gain (loss) on derivative contracts, net	1,631,907	10,009,742	782,901	(1,091,127)
Realized gain (loss) on mortgage loans held-for-sale	(13,666)	(73,132)	1,017,625	(73,132)
Unrealized gain (loss) on mortgage loans held-for-sale	539,456	474,095	496,297	567,337
Unrealized gain (loss) on mortgage servicing rights, fair value option	(488,247)	-	(756,558)	-
Unrealized gain (loss) on multi-family loans held in securitization trusts	1,804,190	285,328	5,644,774	285,328
Unrealized gain (loss) on residential loans held in securitization trusts	(1,323,697)	-	(7,655,902)	-
Other income	33,374	-	59,985	-

Total other income (loss)	(4,614,798)	3,395,299	(10,887,028)	1,942,573

Expenses:
Management fee	703,167	790,188	2,119,571	1,880,566
General and administrative expenses	1,419,268	728,488	4,820,505	1,361,290
Operating expenses reimbursable to Manager	1,338,272	843,943	3,444,914	2,383,413
Other operating expenses	(20,377)	439,198	1,185,164	944,328
Compensation expense	64,207	51,408	187,202	185,890

Total expenses	3,504,537	2,853,225	11,757,356	6,755,487

Net income (loss) before provision for income taxes	(1,305,037)	5,213,163	(2,402,042)	7,096,498

(Provision for) benefit from income taxes	-	(179,136)	-	(179,136)
Net income (loss)	(1,305,037)	5,034,027	(2,402,042)	6,917,362
Dividends to preferred stockholders	(880,509)	(880,5095)	(2,631,744)	(1,997,004)
Net income (loss) attributable to common stockholders	(2,185,546)	$4,153,518	(5,033,786)	$4,920,358

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	(2,185,546)	$4,153,518	(5,033,786)	$4,920,358
Weighted average number of shares of common stock outstanding	14,724,750	14,640,065	14,721,635	11,564,737
Basic and diluted income per share	(0.15)	$0.28	(0.34)	$0.43
Dividends declared per share of common stock	0.30	$0.38	1.05	$1.10

Net Income Summary

For the nine months ended September 30, 2015, our net loss attributable to common stockholders was $5,033,786 or $0.34 basic and diluted net income per average share, compared with a net income of $4,920,358 or 0.43 basic and diluted net income per share, for the nine months ended September 30, 2014. The principal drivers of this net loss represent impairment charges recognized through earnings, and components of other income (loss) as discussed below under Other Income (Loss) and Other-Than-Temporary Impairment.

For the three months ended September 30, 2015, our net loss attributable to common stockholders was $2,185,546 or $0.15 basic and diluted net income per average share, compared with a net income of $4,153,518 or 0.28 basic and diluted net income per share, for the three months ended September 30, 2014.  The principal drivers of this decrease in net income represent components of other income (loss) as discussed below.

Interest Income and Interest Expense

As noted above, in connection with our consolidation of the consolidated trusts, we are required to include the interest income and interest expense of the trusts in our condensed consolidated statement of operations. This limits the comparability of these measures with prior periods.

An important source of income is net interest income. For the nine months ended September 30, 2015 and the nine months ended September 30, 2014 our interest income was $88,252,149 and $16,673,536, respectively. Our interest expense was $63,357,660 and $7,166,809 respectively, for the nine months ended September 30, 2015 and the nine months ended September 30, 2014.

For the three months ended September 30, 2015 and the three months ended September 30, 2014 our interest income was $27,520,105 and $8,267,187 respectively. Our interest expense was $20,354,883 and $4,856,644 respectively, for the three months ended September 30, 2015 and the three months ended September 30, 2014.

Net Interest Income

For the nine months ended September 30, 2015 and the nine months ended September 30, 2014, our net interest income was $24,894,489 and $11,909,412 respectively, with the increase reflecting the increase in higher yielding credit risk assets compared to the prior period.

For the three months ended September 30, 2015, and the three months ended September 30, 2014, our net interest income was $7,165,222 and $4,671,089, respectively.

Other Income (Loss)

For the nine months ended September 30, 2015, our other income represented a loss of $10,887,028 which primarily reflects the impact of volatile interest rates during the third quarter, in turn generating net realized losses of $12,310,301 on interest rate hedges, and net unrealized loss on mortgage servicing rights of $756,558. Additionally, net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts were $7,645,902. These losses in aggregate more than offset unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $5,644,774, net realized gain on mortgage loans of $1,017,625, net realized gains on sales of investments of $1,834,151, net unrealized gains on mortgage loans of $496,297, net unrealized gains on interest hedges of $782,901 and net other income of $59,985. As noted above, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of OCI and as such are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations.

For the nine months ended September 30, 2014, our other income represented a gain of $1,942,573, which primarily reflects the impact of net unrealized gain and net interest income on our Linked Transactions of $15,458,922, unrealized gain on multi-family loans held in the 2011-K13 Trust of $285,328 and unrealized gain on residential mortgage loans of $567,337 which in aggregate offset net realized losses on sales of investments of $2,433,071, net unrealized losses on interest rate hedges of $1,091,127, net realized losses of $10,771,684 on interest rate hedges and net realized loss on mortgage loans of $73,132.

For the three months ended September 30, 2015, our other income represented a loss of $4,614,798, which primarily reflects the impact of net realized gains on sales of investments of $1,464,308, net unrealized gain on interest rate hedges of $1,631,907, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $1,804,190, unrealized realized gain on mortgage loans held for sale of $539,456 and net other income of $33,374, which in aggregate were more than offset by unrealized loss on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $1,323,697, net realized losses of $8,262,423 on interest rate hedges, realized loss on mortgage loans held for sale of $13,666 and net unrealized loss on mortgage servicing rights of $488,247.

For the three months ended September 30, 2014, our other income represented a gain of $3,395,299, which primarily reflects the impact of net realized gain on sales of investments of $1,024,168, unrealized gain and net interest income on our Linked Transactions of $754,189, net unrealized gains on interest hedges of $10,009,742, unrealized gain on multi-family loans held in securitization trusts of $285,328 and unrealized gain on residential mortgage loans of $474,095, which in aggregate offset net realized losses on interest rate hedges of $9,079,091 and net realized losses on mortgage loans of $73,132. Again, it is worth noting that unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations. This limits the comparability of expenses with prior periods.

We incurred management fees of $2,119,571 for the nine months ended September 30, 2015 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $9,637,785, of which $3,444,914 was payable to our Manager and $6,192,871 was payable directly by us. Our general and administrative expenses of $4,820,505 for the nine months ended September 30, 2015 represent the cost of legal, accounting, auditing and consulting services.

For the nine months ended September 30, 2014, we incurred management fees and other operating expenses of $1,880,566 and $4,874,921 respectively, of which $2,383,413 was payable to our Manager and $2,491,508 was payable directly by us. Our general and administrative expenses of $1,361,290 for the nine months ended September 30, 2014 represent the cost of legal, accounting, auditing and consulting services.

For the three months ended September 30, 2015, we incurred management fees of $703,167 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,801,370 of which $1,338,272 was payable to our Manager and $1,463,098 was payable directly by us. Our general and administrative expenses of $1,419,268 for the three months ended September 30, 2015 represent the cost of legal, accounting, auditing and consulting services.

For the three months ended September 30, 2014, we incurred management fees of $790,188 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,063,037 of which $843,943 was payable to our Manager and $1,219,094 was payable directly by us. Our general and administrative expenses of $728,488 for the three months ended September 30, 2014 represent the cost of legal, accounting, auditing and consulting services.

Other-Than-Temporary Impairment

We review each of our securities on a quarterly basis to determine if an OTTI change is necessary. For the nine months ended September 30, 2015, we recognized $4,652,147 in OTTI losses. For the nine months ended September 30, 2014, we did not recognize any OTTI losses. The increase in OTTI during the nine months ended September 30, 2015 reflected an increase in the Company’s credit loss expectations on certain legacy Non-Agency RMBS with a fair value of $16,473,436 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 - Summary of Significant Accounting Policies of the notes to our condensed consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $5,033,786 for the nine months ended September 30, 2015, after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 3.55% on average stockholders' equity of $189,568,834.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the nine months ended September 30, 2015, our comprehensive loss attributable to common stockholders was $1,395,189 which included $3,638,597 in total other comprehensive income. This represents an annualized loss of 0.98% on average stockholders’ equity.

Our net income attributable to common stockholders was $4,920,358 for the nine months ended September 30, 2014, after accounting for preferred stock dividends of $1,997,004, representing an annualized return of 4.23% on average stockholders’ equity of $155,377,408. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the nine months ended September 30, 2014, our comprehensive income attributable to common stockholders was $21,441,216, which included $16,520,858 in total other comprehensive income. This represented an annualized return of 18.45% on average stockholders’ equity.

Our net loss attributable to common stockholders was $2,185,546 for the three months ended September 30, 2015, after accounting for preferred stock dividends of $880,509, representing an annualized loss of 4.58% on average stockholders' equity of $189,415,458.  For the three months ended September 30, 2015, our comprehensive loss attributable to common stockholders was $2,010,767 which included $174,779 in total other comprehensive gain. This represents an annualized loss of 4.21% on average stockholders’ equity.

Our net income attributable to common stockholders was $4,153,518 for the three months ended September 30, 2014, after accounting for preferred stock dividends of $880,509, representing an annualized return of 8.72% on average stockholders’ equity of $188,901,672. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended September 30, 2014, our comprehensive income attributable to common stockholders was $2,642,639, which included $1,510,879 in total other comprehensive loss. This represented an annualized return of 5.55% on average stockholders’ equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Non-Agency and Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2015, we had unrestricted cash and cash equivalents of $27.5 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $30.1 million as of June 30, 2015.

As of September 30, 2015, net proceeds from repurchase agreements related to available-for-sale securities totaled $413.3 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.31%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. Pursuant to ASU 2014-11 as of January 1, 2015, $149.3 million of repurchase agreement financings previously accounted for on a net basis as a component of Linked Transactions were reclassified, and the gross amounts are now reported in repurchase agreements. This reclassification did not have any impact on our liquidity, since we did not previously view the repurchase agreement financings that were accounted for as a component of Linked Transactions as being linked for the purpose of managing our liquidity resources. Repurchase agreements related to held-for-sale mortgage loans totaling $ 53.0 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.68 % which we used to finance the acquisition of prime jumbo mortgage loans. Additionally, we had $51.4 million in outstanding secured advances from the FHLBI on a GAAP and non-GAAP basis with a weighted average borrowing rate of 0.46%. After factoring in unrestricted cash and cash equivalents, we generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one and three times when acquiring Multi-Family MBS or New Issue Non-Agency RMBS. As of September 30, 2015, we had an overall debt-to-equity ratio of 2.8:1on a GAAP and non-GAAP basis. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements, including warehouse facilities. As of September 30, 2015, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 11 of these lenders totaling $413.3 million, on a GAAP and non-GAAP basis.  Additionally, as of September 30, 2015, for our held-for-sale mortgage loans we had established three master repurchase agreements with investment banking firms and had outstanding borrowings with two of these lenders totaling $53.0 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements and secured advances from the FHLBI, together our borrowing agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of September 30, 2015, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 3% to a high of 55%, and the weighted average haircut was 17.56% as of September 30, 2015, reflecting our previously discussed reductions in Agency RMBS which exceeded the decreases in our other target assets. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended September 30, 2015, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of September 30, 2015, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of September 30, 2015, the fair value of these non-recourse liabilities aggregated to $1,871,026,569 and they are excluded from discussion and analysis of our leverage.

In February 2015, our wholly owned subsidiary, FOI, became a member of the FHLBI. As a member of the FHLBI, FOI has borrowed funds from the FHLBI in the form of secured advances. As of September 30, 2015, FOI had $51.4 million in outstanding short-term secured advances and is approved for available uncommitted credit for borrowing an aggregate amount up to $500 million. Available uncommitted credit may be adjusted at the sole discretion of the FHLBI. The ability to borrow funds from the FHLBI is subject to the Company’s continued credit worthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with FHLBI. The secured advances are due in three months and bear interest at floating rates based on three-month LIBOR plus a spread. For the nine months ended September 30, 2015 FOI had average borrowings of $23.1 million with a weighted average borrowing rate of 0.36%.

Any future ability to borrow from the FHLB will be subject, in addition to the successful conclusion of such negotiations, to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance will require approval by the FHLB and will be secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional one-to-four family residential mortgage loans, Agency RMBS and Non-Agency RMBS with an A rating and above.

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

Additionally, concurrently with the commencement of our residential mortgage loan securitization business, we entered into an arrangement with our Manager in accordance with the terms of our management agreement as to the payment of certain invoices for fulfillment services that our Manager has provided, and expects to continue to provide, to us for our aggregation and securitization business that otherwise would have been provided to us by third parties. All of the invoices paid as of September 30, 2015 were paid in accordance with guidelines approved by our Audit Committee pursuant to our related party transactions policy. A significant portion of the fee payments were utilized by our Manager to pay incentive compensation to employees of our Manager deemed essential to the success of our securitization business.

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2015 to September 30, 2015.

We had the following contractual borrowing under repurchase agreements related to available-for-sale securities as of September 30, 2015 (dollar amounts in thousands) on both a GAAP basis and non-GAAP basis:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$413.3	$413.3	-	-	-
Total contractual obligations	$413.3	$413.3	-	-	-

We had the following contractual borrowing under repurchase agreements, including warehouse facilities, related to held-for-sale mortgage loans as of September 30, 2015 on both a GAAP basis and non-GAAP basis:

GAAP and Non-GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements	$52.999	$52.999	-	-	-
Total contractual obligations	$52.999	$52.999	-	-	-

Additionally, we had $51.4 million in outstanding secured advances from the FHLBI on a GAAP and non-GAAP basis, with a remaining maturity of less than one year.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On September 15, 2015, we announced that our board of directors declared monthly cash dividend rates for the fourth quarter of 2015 of $0.10 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of September 30, 2015 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	28	11	14
Carrying Value/ Estimated Fair Value	$179,870,187	$191,209,068	$227,064,571
Amortized Cost	$186,741,140	$182,674,523	$222,016,743
Current Par Value	$1,051,557,892	$1,241,600,233	$222,488,315
Carrying Value to Current Par	17.7%	15.4%	102.1%
Amortized Cost to Current Par	18.4%	14.7%	99.8%
Net Weighted Average Coupon	0.58%	0.29%	2.39%
3 Month CPR (3)	20.1	NA	9.8

Non-Agency RMBS Characteristics

	September 30, 2015(1)
	Legacy	Prime Jumbo New Issue
Collateral Attributes:
Weighted Average Loan Age (months)	110	17
Weighted Average Original Loan-to-Value	79.6%	68.1%
Weighted Average Original FICO (4)	701	766
Weighted Average Loan Size	387.9	853.8

Current Performance:
60+ Day Delinquencies	23.8%	0.0%
Average Credit Enhancement (5)	1.7%	12.4%

	September 30, 2015(1)
	Fair Value	% of Non-Agency RMBS
Coupon Type
Fixed Rate	$73,361,271	40.8%
Adjustable Rate	$106,508,916	59.2%

Collateral Type
Prime	$73,361,271	40.8%
Alt-A	$99,310,418	55.2%
Subprime	$7,198,498	4.0%

Loan Origination Year
Post - 2011	$73,361,271	40.8%
2007	$26,326,984	14.6%
2006	$80,181,932	44.6%
Pre -2006	$-	0.0%

(1)	Includes our net investment in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts at September 30, 2015 on a combined, non-GAAP basis.

(2)	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at September 30, 2015 on a combined, non-GAAP basis.

(3)	Three-month CPR is reflective of the prepayment speed on the underlying securitization; however, CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payment structure of each underlying security.

(4)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(5)	Average credit enhancement remaining on our Non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

The following table presents the rating of our Non-Agency RMBS at September 30, 2015, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (3)	Fair Value	% of Non-Agency RMBS
Rated AAA	$29,095,765	16.2%
Rated AA	$1,985,500	1.1%
Rated AA-	$7,729,746	4.3%
Rated A	$5,990,649	3.3%
Rated BBB	$6,216,252	3.5%
Rated BB	$9,469,349	5.3%
Rated B-	$818,495	0.5%
Rated CCC-	$25,719,658	14.3%
Rated CC	$2,813,334	1.6%
Rated C	$-	0.0%
Rated D	$-	0.0%
Not Rated	$90,031,439	50.1%

(3)	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security, at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at September 30, 2015 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$71,425,647	39.7%
Florida	$12,035,406	6.7%
Washington	$10,401,801	5.8%
New Jersey	$9,423,834	5.2%
Massachusetts	$8,547,603	4.8%

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

The following table presents the rating of our Multi-Family MBS at September 30, 2015, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated AAA	$7,139,971	3.7%
Rated BBB	$19,709,702	10.3%
Rated BBB-	$11,129,419	5.8%
Rated BB	$74,791,623	39.1%
Not Rated	$78,438,353	41.0%

Weighted Average Life Breakdown	Fair Value

Less than one year	$-
Greater than one year and less than five years	$112,199,269
Greater than or equal to five years	$485,944,557

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2015.

	September 30, 2015
Change in Interest Rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-19.52%	0.05%
+0.50%	-9.76%	0.08%
-0.50%	10.55%	-0.09%
-1.00%	19.77%	0.09%

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2015. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at September 30, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2015, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015, which have been designed to provide reasonable assurance of achieving their control objectives. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2015 through September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

FIVE OAKS INVESTMENT CORP.

Dated: November 9, 2015	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: November 9, 2015	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

