Form 10-K
period 2015-12-31
Five Oaks Investment Corp.
filed 2016-03-23
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ or No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ or No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $94.8 million based on the closing sales price on the New York Stock Exchange on June 30, 2015.

As of March 22, 2016, the registrant had outstanding 14,597,894 shares of common stock, $0.01 par value.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 29, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Explanatory Note

As reported in our Current Report on Form 8-K, filed on March 22, 2016, in connection with the preparation of this Annual Report on Form 10-K (“2015 10-K”), we determined that we had improperly accounted for unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option at the inception of each transaction. The losses on such securities should have been reported in our consolidated statement of operations, but were instead reported in our consolidated statement of other comprehensive income for each of the periods ended June 30, 2015 and September 30, 2015 included in our Quarterly Reports on Form 10-Q for each such period, respectively (the “Impacted 10-Qs”). As a result of this analysis, the Audit Committee of our Board of Directors concluded that the Company's previously issued unaudited condensed consolidated financial statements for each of the periods ended June 30, 2015 and September 30, 2015 (the “Affected Periods”) should no longer be relied upon, and that the Company would restate such financial statements for the Affected Periods to correct these errors. To effect such restatements, this 2015 10-K includes the restated unaudited condensed consolidated financial statements for each of the Affected Periods, including a description of all adjustments required, in Note 20 (unaudited) of the Notes to Consolidated Financial Statements included herein. This 2015 10-K also includes the impact of such adjustments on the unaudited quarterly financial information presented in the Notes to Consolidated Financial Statements herein. The Impacted 10-Qs have not been, and will not be, amended.

We have also determined that the incorrect accounting and reporting described above constituted a material weakness in our internal control over financial reporting. Accordingly, our Audit Committee has concluded that our internal control over financial reporting (and consequently our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures) were not effective as of December 31, 2015, nor were they effective as of June 30, 2015 or September 30, 2015. This resulted in our principal executive officer and principal financial officer revising their prior conclusions of effectiveness of our disclosure controls and procedures contained in the Impacted 10-Qs, and determining that our disclosure controls and procedures were not effective as of each of June 30, 2015 and September 30, 2015. Because of the failure to include financial statements for our short, pre-IPO year from May 16, 2012 (commencement of operations) to December 31, 2012 in our Annual Report on Form 10-K for the year ended December 31, 2014, our principal executive officer and principal financial officer also determined that our disclosure controls and procedures were not effective as of December 31, 2014, as of March 31, 2015 and supplementally as of June 30, 2015, September 30, 2015 and December 31, 2015. All such determinations, as well as the Company’s remediation actions, are described in Item 9A herein.

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

•      “Company,” “we,” “us,” or “our” refers to Five Oaks Investment Corp., together with its wholly owned, subsidiaries, Five Oaks Acquisition Corp., Five Oaks Insurance LLC, and Oaks Funding LLC unless we specifically state otherwise or the context indicates otherwise.

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

•      “Oak Circle” or “our Manager” means Oak Capital Partners LLC.

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

ii

PART I

ITEM 1. BUSINESS

General

We are a Maryland corporation that, with its subsidiaries, is focused on investing on a leveraged basis in mortgage and other real estate-related assets, particularly residential mortgage loans and mortgage-backed securities, or MBS. We were formed in March 2012 and commenced operations in May 2012; we completed our initial public offering, or our IPO, in March 2013. Our common stock is traded on the New York Stock Exchange, Inc., or the NYSE, under the symbol “OAKS” and our Series A Preferred Stock is traded on the NYSE under the symbol “OAKS-PRA”. For information regarding our subsidiaries and their operations as well as for the geographical concentrations of the mortgage loans underlying certain of our assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our consolidated financial statements.

2015 and Subsequent Events

•	We reported an economic loss on common equity of 8.4%, comprised of a $2.35 decrease in net book value per share that more than offset a $1.35 dividend per common share. This loss is largely attributable to market volatility, and particularly credit spread widening, in the second half of 2015.

•	Reflecting our continued concern with market volatility in general, and credit market conditions in particular, we reduced our Non-Agency RMBS exposure from $303.4 million at December 31, 2014 to $121.5 million at December 31, 2015. Consistent with our more defensive investment approach, we increased our overall Agency RMBS assets from $314.8 million at December 31, 2014 to $375.3 million at December 31, 2015, approximately 96% of which is represented by Agency hybrid ARMS. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of our defensive approach and its implications.

•	On November 10, 2015, we completed our fourth prime jumbo securitization, and the second off our proprietary program – Oaks Mortgage Trust 2015-2. The $251.3 million transaction was led by Barclays and Credit Suisse.

•	On December 15, 2015, our board of directors authorized a stock repurchase program of up to $10 million, in light of the significant discount to book value at which our stock had been trading during the latter part of 2015. As of December 31, 2015, we had repurchased 68,356 shares at an average per share price of $5.27.

•	On February 12, 2016, the Federal Housing Finance Authority (FHFA) adopted a final rule revising its regulations governing Federal Home Loan Bank (FHLB) membership. The rule requires that our wholly-owned captive insurance subsidiary wind down its transactions and terminate its membership with FHLB-Indianapolis on or before February 19, 2017. We have already repaid in full the $49.7 million of advances that were outstanding at December 31, 2015, via the use of regular repurchase agreements, and have initiated the redemption of our FHLB stock with a stated value of $2.4 million.

Investment Strategy

Our objective is to provide attractive cash flow returns over time to our investors, and to generate income through our mortgage loan acquisition and securitization business. To achieve these objectives, we currently invest in the following assets:

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities.

•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS

•	Residential mortgage loans and other mortgage-related investments, including mortgage servicing rights, or MSRs; and

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity.

We finance our current investments in Agency RMBS, Multi-Family MBS, residential mortgage loans and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding and hedging these investments. Income from our aggregation and securitization activities represents the profit we seek to generate from the acquisition of loans and their subsequent sale or securitization.

Our Available-for-Sale Portfolio

As of December 31, 2015, our portfolio was comprised of 64.4% Agency RMBS, 17.9% Multi-Family MBS, 1.9% residential mortgage loans and 15.8% Non-Agency RMBS on a United States generally accepted accounting principles, or GAAP, basis, or 53.8% Agency RMBS, 27.2% Multi-Family MBS including our net investment in Multi-Family securitization trusts on a non-GAAP basis, 1.6% residential mortgage loans and 17.4% Non-Agency RMBS including our net investment in residential mortgage loan securitization trusts on a non-GAAP basis As further described below, as of December 31, 2015, we have determined that we were the primary beneficiary of two Multi-Family MBS securitization trusts and two residential mortgage loan securitization trusts, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction. Although our consolidated balance sheet at December 31, 2015 includes the gross assets and liabilities of the four trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. And we are only exposed to the risk of loss on our net investment in the trusts. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and residential mortgage loan securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the U.S. Securities and Exchange Commission, or the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our MBS in the same way that we assess our portfolio and such assets.

Prime Jumbo Residential Whole Loans

In June 2013, we established Five Oaks Acquisition Corp., or FOAC, as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. After acquiring its first residential mortgage loans in May 2014, FOAC completed two third-party securitizations in 2014. Having completed the set-up of its own proprietary program in early 2015, FOAC completed two securitizations from its program during the year, Oaks Mortgage Trust Series 2015-1 and Series 2015-2, into which FOAC sold $518.5 million of loans. FOAC currently has, and at December 31, 2015 had, $275 million of warehouse financing available to it, of which $125 million is currently subject to renewal negotiations.

Multi-Family MBS

While multi-family securitizations are generally considered to be commercial mortgage-backed securities, the demographic, geographic and credit risk analyses necessary to evaluate such securities share many similarities with the investment analyses that we undertake for Non-Agency RMBS. Multi-Family MBS securitizations, particularly those sponsored by Freddie Mac and known as the K series, have historically exhibited positive credit characteristics.

Financing Strategy

We use leverage to seek to increase potential returns to our stockholders by borrowing against existing assets through short-term repurchase agreements, and in the future we may utilize longer-term secured financings, in each case, using the proceeds to acquire additional assets. Financing of Agency RMBS, Multi-Family MBS, residential mortgage loans and Non-Agency RMBS is generally available through, among other vehicles, short-term repurchase agreements. Haircuts, or the discount attributed to the value of securities sold under repurchase agreements, average between 3% and 55% across all our borrowing facilities, and an average of 14.7%, as of December 31, 2015, depending on the specific security or loan used as collateral for such repurchase agreements.

Neither our organizational documents nor our investment guidelines place any limit on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may continue to change our financing strategy and leverage without the consent of our stockholders. Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs and reduce interest rate risk. Generally, we seek to enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally-recognized statistical rating organization. Going forward, as we seek to continue expanding the range of available financing sources, we have borrowed and may continue to borrow from institutions that, although not rated investment grade by at least one nationally recognized statistical rating organization, in the assessment of our management team represent an acceptable counterparty credit risk in providing collateralized financing for our portfolio.

The goal of our leverage strategy is to ensure that, at all times, our investment portfolio’s leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility.

Hedging Strategy

As part of our risk management strategy, our Manager actively manages the financing, interest rate, credit, prepayment and convexity risks associated with holding a portfolio of Agency and Non-Agency RMBS, Multi-Family MBS and other mortgage-related investments. We rely on our Manager to manage these risks on our behalf, and, subject to maintaining our qualification as a REIT, our Manager may incorporate various hedging, asset/liability risk management and credit risk mitigation techniques in order to facilitate our risk management.

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

Our Manager is majority owned by its employees (including all of our officers) with a minority stake held by XL Global Inc., an indirect wholly owned subsidiary of XL Group plc (NYSE: XL). XL Group plc, through its wholly owned subsidiaries, is a global insurance and reinsurance company with total assets of $58.7 billion and a market capitalization of $11.5 billion as of December 31, 2015, and actively invests in alternative investment funds, private investment funds and investment management companies. As of March 4, 2015, XL Investments, together with XL Global, Inc., owned 21.99% of our common stock (or 35.66% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)).

Competition

We operate in a highly competitive market for available financing facilities and investment opportunities. Our profitability depends, in large part, on our ability to acquire RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments at favorable prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, hedge funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Some competitors have a lower cost of funds and access to funding sources (including the FHLB system) that are not available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

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

Taxable income generated by our TRS is subject to regular corporate income tax. For the fiscal year 2015, our TRS did not generate any taxable income.

Qualification as a REIT

Continued qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Income Tests. In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions” (as defined herein), discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), and gains from the sale of designated real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from “prohibited transactions”, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

Asset Tests. At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of designated real estate assets, cash, cash items, U.S. Government securities and, under some circumstances, stock or debt instruments purchased with new capital. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below. Second, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of any one issuer’s outstanding securities, or the 10% of value asset test, as measured by either value or voting power. The 5% and 10% asset tests do not apply to securities of a TRS and qualified REIT subsidiaries and the 10% of value asset test does not apply to “straight debt” having specified characteristics and to certain other securities described below. Fourth, the aggregate value of all securities of TRSs that we hold may not exceed 25% of the value of our total assets.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. Our corporate headquarters are located at 540 Madison Avenue, 19 th Floor, New York, NY 10022 and our telephone number is (212) 257-5073. As of December 31, 2015, we had three executive officers, all of whom were furnished by our Manager. We have no employees.

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

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

A significant portion of our Non-Agency RMBS is secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

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

Investments in non-investment grade MBS may be illiquid, may have a higher risk of default and may not produce current returns.

We invest in MBS that are non-investment grade or unrated, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”) or do not provide any rating for such MBS. Non-investment grade MBS securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with MBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

Non-Agency MBS and Multi-Family MBS have more price sensitivity than Agency MBS which can cause greater fluctuations in our book value. In addition, we finance our Non-Agency MBS and Multi-Family MBS with a limited number of repurchase agreement lenders. A withdrawal by one or more of these lenders could force us to sell our Non-Agency MBS and Multi-Family MBS at potentially distressed prices which could impact our profitability. It could also cause other lenders to withdraw financing for our Agency MBS.

Non-Agency MBS and Multi-Family MBS historically have been more price sensitive than Agency MBS which limits the number of lenders willing to provide repurchase agreement financing for these securities. In a period of price volatility, we may be subject to margin calls which could adversely impact our liquidity. These margin calls could result from price changes in Non-Agency MBS or Multi-Family MBS or from higher margin requirements by the lender in order to provide additional collateral as a result of the price volatility. In addition, lenders may no longer offer financing of Non-Agency MBS or Multi-Family MBS which could force us to sell some or all of these investments if we could not find replacement financing. In either instance we may be required to sell assets which could negatively impact our profitability. In an extreme situation, if we lost significant amounts of financing or if we received a significant amount of margin calls on our Non-Agency MBS or Multi-Family MBS, other lenders may also seek to reduce their financing of our Agency MBS. In such a case we would likely have to sell additional investments to maintain our liquidity.

We invest in Multi-Family MBS which is secured by income producing properties. Such loans are typically made to single-asset entities, and the repayment of the loan is dependent principally on the net operating income from performance and value of the underlying property. The volatility of income performance results and property values may adversely affect our Multi-Family MBS.

Our Multi-Family MBS is secured by multi-family property and is subject to risks of delinquency, foreclosure and loss. Commercial mortgage loans generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, and acts of God, terrorism, social unrest and civil disturbances.

Multi-family property values and net operating income derived from them are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property’s owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

Declines in the borrowers’ net operating income and/or declines in property values of collateral securing commercial mortgage loans could result in defaults on such loans, declines in our book value from reduced earnings and/or reductions to the market value of the investment.

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

In response to the 2007-2008 financial crisis, the U.S. Government and U.S. Federal Reserve, or the Fed, have taken unprecedented actions to stabilize the market for mortgage-related investments along with the broader economy. Such intervention has included maintenance of a near-zero target of the federal funds rate by the U.S. Federal Reserve, or the Fed, U.S. Government programs, such as the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program, or HARP. On September 13, 2012, the Fed announced a third round of quantitative easing, or QE3, which was an open-ended program designed to expand the its’ holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. In December 2012, the Fed announced that it would begin buying $45 billion of long-term Treasury bonds each month. Beginning in early 2014, the Fed gradually reduced its purchases of both Agency RMBS and Treasury bonds, and in October 2014 ended its purchase program under its third round of quantitative easing, or QE3 (although it is still reinvesting principal and interest it receives on the Agency RMBS and U.S. Treasuries held in its portfolio).

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

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. In part, it requires the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Although certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities, the Dodd-Frank Act imposes significant regulatory restrictions on the origination and securitization of residential mortgage loans, which will affect Non-Agency RMBS.

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

On December 16, 2015, the Fed increased its target range for the federal funds rate to 1/4 to 1/2 percent, and indicated that it would likely contemplate additional rate increases in 2016 and beyond. While the timing of the expected increases in short-term rates remains data dependent, any resultant flattening in the yield curve could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We have identified a material weakness in our internal control over financial reporting, as well as an independent deficiency in our disclosure controls and procedures, and we may identify additional material weaknesses in internal controls or other significant control deficiencies in the future. If we fail to remediate the identified material weakness and disclosure control deficiency, or if we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, because of our status as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until after December 31, 2018.

The Sarbanes-Oxley Act of 2002, or SOX, requires, among other things, ongoing review of our disclosure controls and procedures and internal control over financial reporting. Section 404 of SOX requires us to include a management report on our internal control over financial reporting in our Annual Reports on Form 10-K, which report must include management’s assessment of the effectiveness of our internal control over financial reporting. In addition, we are required, on a quarterly and annual basis, to disclose the conclusions of our principal executive and principal financial officer on the effectiveness of our disclosure controls and procedures.

In connection with the preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ended December 31, 2015, or our 2015 10-K, our Audit Committee determined that we had a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our Audit Committee also determined that the identified material weakness (described below) required restatement of our unaudited condensed consolidated financial statements, which restatements are included herein for the quarters ended June 30, 2015 and September 30, 2015 (as described in detail in Note 20 to the consolidated financial statements in Part IV hereof).

The material weakness consisted of the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations. The error was identified as the result of ongoing review of financial statement data, and resulted from the Company’s failure to timely notify its third party accounting services provider of the discrepancy between the reporting generated and that required by GAAP. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015.

As a consequence of the current material weakness, management concluded that our internal control over financial reporting, and consequently our disclosure controls and procedures, were not effective as of December 31, 2015, nor were they effective (notwithstanding management’s prior conclusions to the contrary) for the quarters ended June 30, 2015 and September 30, 2015. In addition, we inadvertently omitted financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 10-K. Although it was the initial determination of our management that such omission was an immaterial deficiency in our disclosure controls and procedures, after consultation with the Staff of the SEC on this matter, our principal executive officer and our principal financial officer concluded that (notwithstanding their prior conclusions to the contrary) such omission rendered our disclosure controls and procedures ineffective for the year ended December 31, 2014, and for all quarterly periods during 2015 (this revised conclusion of ineffective disclosure controls and procedures for all quarters of 2015 would apply even if the material weakness which impacted the second and third quarters of 2015, as described above, did not exist). Management’s revised conclusions with respect to our disclosure controls and procedures (for the year ended December 31, 2014, and all quarterly periods during 2015), are set forth in Item 9A herein.

We are actively engaged in implementing a remediation plan designed to address the material weakness in our internal control over financial reporting, and the deficiencies in our disclosure controls and procedures described above, and to improve the design of such controls. We have instituted additional procedures to ensure that any fair value option security cannot be booked by our third party accounting services provider without affirmative income recognition identification, including the appropriate accounting treatment, from the Company. We have also contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions we enter into. We are also in the process, with the assistance of an internationally recognized accounting firm, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. Additionally, we have utilized the services of this same accounting firm to enhance our review of disclosure checklists for future filings. However, a control system, no matter how well designed, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. In addition, we cannot assure you that our remedial measures will be sufficient to eliminate the material weakness and disclosure controls and procedures deficiencies that have been identified, or to prevent future material weaknesses or significant deficiencies from occurring. We also cannot assure you that we have identified all of our existing material weaknesses and disclosure controls and procedures deficiencies.

We had earlier implemented measures then-designed to remediate a previous material weakness and two significant deficiencies in our internal control over financial reporting identified by our independent registered public accounting firm prior to the filing of our registration statement on Form S-11 for our IPO, and in connection with the preparation of our earlier financial statements as of and for the period from May 16, 2012 (commencement of operations) to July 31, 2012. The earlier material weakness was fully remediated at December 31, 2013 and the two previous significant deficiencies were fully remediated by December 31, 2014.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our Annual Report on Form 10-K following the date on which we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (1) December 31, 2018, (b) the last day of any fiscal year in which we have total annual gross revenue of at least $1.0 billion, or (c) the last day of any fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For as long as we remain an emerging growth company, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. At such time that an attestation is required, however, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Material weaknesses and significant deficiencies may be identified during the audit process or at other times. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with Section 404, or at all.

If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting and/or our disclosure controls and procedures are discovered or occur in the future, our consolidated financial statements may contain material misstatements, we may not be able to detect or prevent fraud, we may be unable to file our periodic reports in a timely manner, and/or we could be required to restate our financial results, any of which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, judgments, investigations and/or sanctions by the SEC or other regulatory authorities, harm our reputation or otherwise cause a decline in investor confidence, and/or negatively impact the trading price of our common stock.

We depend on our accounting services provider for assistance with the preparation of our financial statements, access to appropriate accounting technology and assistance with portfolio valuation.

Pursuant to our agreement with Stone Coast Fund Services LLC, or Stone Coast, Stone Coast currently provides a monthly calculation of our net asset value, maintains our general ledger and all related accounting records, reconciles all broker and custodial statements we routinely receive, provides us with monthly portfolio, cash and position reports, assists us with portfolio valuations, prepares draft quarterly financial statements for our review and provides us with access to data and technology services to facilitate the preparation of our annual financial statements.  We have determined to terminate our agreement with Stone Coast in accordance with its terms  and to hire SS&C Technologies, Inc., or SS&C., as a successor to Stone Coast.  We have begun the transition process and anticipate that SS&C will begin providing such services in lieu of Stone Coast during  the second quarter of 2016. Our agreement with SS&C is terminable by us with cause during the first three years and thereafter without cause upon 90 days notice by either party. If our agreement with SS&C were to be terminated or if for any reason we encountered a problem with the transition from Stone Coast to SS&C and no suitable replacement can be timely engaged, we may not be able to timely and accurately prepare our financial statements.

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

We cannot predict how the Dodd-Frank Act, its regulations and other regulations that have been proposed or recently adopted will affect our ability to execute securitizations of residential mortgage loans. For example, in October 2014, the Securities and Exchange Commission, the Federal Reserve Board and the Department of Housing and Urban Development, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency and the Office of the Comptroller of the Currency adopting final rules (the “Risk Retention Rules”) implementing the credit risk retention requirements of section 941 of the Dodd-Frank Act relating to asset-backed securities. Under the Risk Retention Rules, both public and private securitizers are required to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Securitization of qualified residential mortgage loans (“QRMs”) are exempt from the Risk Retention Rules. The definition of a QRM in the Risk Retention Rules is effectively the same as the definition of “qualified mortgage” under Regulation Z, as amended by the Consumer Financial Protection Bureau, which implements the Truth in Lending Act. If securitizers combine QRMs and non-QRM loans in the same pool, the Risk Retention Rules will apply. The Risk Retention Rules became effective on December 24, 2015, and applies to the securitization of residential mortgage loans from and after such date.

In August 2014, the Securities and Exchange Commission adopted comprehensive amendments to Regulation AB and the other rule affecting the offering process for asset-backed securities (“Regulation AB II”). Regulation AB II requires a significant increase in the amount of disclosure, including asset level disclosure, provided to investors. Regulation AB II became effective on November 23, 2014. All of the rules, other than the asset disclosure rules, must be complied with within one year from the Regulation AB II effective date. The asset level disclosure rules must be complied with no later than two years from the Regulation AB II effective date.

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

The mortgages securing our investments are located in many geographic regions across the United States, with significantly higher exposure in California, Massachusetts and Washington. Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater, but not in default. Legislation enacted in 2014 prohibits the FHFA and the Department of Housing and Urban Development from using federal funds to facilitate the seizure of mortgage loans by a state or local municipality. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges, resulting in mortgages securing certain of our investments being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amounts we receive on our investments would be less than we would otherwise have received if the mortgage loans had not been seized, which may result in a lower return on such assets or require charges for “other-than-temporary impairment” or loan loss reserves. If governments ultimately adopt such plans and mortgages securing certain of our investments are seized on a widespread scale, it could have an adverse effect on the value of and/or returns on our assets and our results of operations more generally.

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

Because we acquire fixed-rate securities and residential mortgage loans, an increase in interest rates on our borrowings adversely affects our book value.

Increases in interest rates negatively affect the market value of our assets. Any fixed-rate securities or loans that we invest in generally are more negatively affected by these increases than adjustable-rate securities or loans. In accordance with accounting rules, we are required to reduce our book value by the amount of any decrease in the market value of our assets that are classified for accounting purposes as available-for-sale or for which we have elected the fair value option. Our entire investment portfolio is priced by independent pricing providers or by third- party brokers. If the fair value of a security is not available from a third- party pricing service or dealer, we estimate the fair value of the security using a variety of models and analyses, taking into consideration aggregate characteristics including, but not limited to, type of collateral, index, margin, periodic interest rate caps, lifetime interest rate caps, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security is other-than- temporarily impaired, we would be required to reduce the value of such security on our balance sheet by recording an impairment charge in our income statement and our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts that we may borrow to purchase additional assets, which could restrict our ability to increase our net income.

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

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Although a historically rare phenomenon, many countries in Europe have experienced inverted yield curves in recent months. Given the volatile nature of the U.S. economy since the end of the third round of quantitative easing, or QE3, and the Fed’s recent increase in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted.

Increases in interest rates typically adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We invest in RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments. In a normal yield curve environment, an investment in the fixed-rate component of such assets will generally decline in value if future long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

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

•	Changes in interest rates typically inversely affect the fair value of our target assets, which consist of primarily RMBS, Multi-Family MBS, residential mortgage loans, MSRs and other mortgage related investments. When interest rates rise, the value of our fixed-rate target assets generally decline, and when interest rates fall, the value of our fixed-rate target assets generally increase.
•	Changes in interest rates may inversely affect prepayment speeds. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates has on these prepayments affects the price of our target assets, and the effect can be particularly pronounced with fixed-rate Agency RMBS.
•	Changes in interest rates may create mismatches between our target assets, which will consist primarily of Agency RMBS, Non-Agency RMBS, Multi-Family MBS, residential mortgage loans and other mortgage-related investments, and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should interest rates increase, interest rate caps on our hybrid ARMs and adjustable rate RMBS would limit the income stream on those investments while our borrowing would not be subject to similar restrictions.

In accordance with accounting rules, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of our securities that are classified for accounting purposes as available-for-sale. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, we will estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market sale transaction. If we determine that a security is other-than-temporarily impaired, we are required to reduce the value of such security on our balance sheet by recording an impairment charge in our income statement, and our stockholders’ equity is correspondingly reduced. Reductions in stockholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to implement our investment strategy, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders. In addition, rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of RMBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives.

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

We purchase RMBS assets, and purchase residential mortgage loans, that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the asset. In accordance with GAAP, we amortize this premium over the expected term of the asset based on our prepayment assumptions or its contractual terms, depending on the type of asset. If the asset is prepaid in whole or in part at a faster than expected rate or contractual term (as applicable), however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

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

The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources or those of our third party service providers. A cyber-incident can be an intentional attack or an unintentional event and can include gaining unauthorized access to system to disrupt operations, corrupt data or steal confidential information. The primary risks that could directly results from a cyber-incident include operational interruption and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of the risk of a cyber-incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

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

On August 5, 2011, Standard &Poor’s downgraded the U.S. Government’s credit rating for the first time in history, and on October 15, 2013, Fitch Ratings placed the ratings of all outstanding U.S. sovereign debt securities on Rating Watch Negative. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, downgrades to the U.S. Government’s credit rating could impact the credit risk associated with our target assets and, therefore, decrease the value of the target assets in our portfolio. In addition, downgrades of the credit ratings of the U.S. Government, GSEs and certain European countries could create broader financial turmoil and uncertainty, which could weigh heavily on the global banking system. Therefore, any downgrades of the credit ratings of the U.S. Government, GSEs or certain European countries may adversely affect the value of our target assets and our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We are subject to margin calls under our master repurchase agreements, including our warehouse facilities, which could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We enter into master repurchase agreements with various financial institutions and borrow under these master repurchase agreements to finance the acquisition of assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the subject assets typically results in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell our assets, either directly or through a foreclosure, under adverse market conditions. Because of the significant leverage we have, we may incur substantial losses upon the threat or occurrence of a margin call.

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

We use repurchase agreement including warehouse financing as a strategy to increase the return on our investment portfolio. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make repurchase agreement financing available to us at acceptable rates;
•	certain of our lenders exit the repurchase market;
•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or
•	we determine that the leverage would expose us to excessive risk.

Indeed, our access to financing depends on a number of factors over which we have no or little control, including:

•	general market conditions;
•	the lender’s view of the quality of our assets;
•	the lender’s perception of the credit risk of the Company;
•	our current and potential earnings and cash distributions; and
•	the market prices for shares of our common stock.

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

In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as RMBS amortize or prepay, thereby decreasing the outstanding amount of our related borrowings. Such a strategy could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities, as well as the sale prices for which the assets were sold.

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

Securitizations expose us to additional risks including financing risks.

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

Our Manager is only contractually committed to serve us until May 16, 2016 and our management agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

An increase in interest rates may have an adverse effect on the market price of our stock and our ability to make distributions to our stockholders.

One of the factors that investors may consider in deciding whether to buy or sell shares of our stock is our dividend rate, or our future expected dividend rate, as a percentage of our common stock price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate on our shares or seek alternative investment paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our stock independent of the effects such conditions may have on our portfolio.

We have not established a minimum distribution payment level on our common stock and we cannot assure you of our ability to make distributions in the future, or that our board of directors will not reduce distributions in the future regardless of such ability.

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend to holders of our common stock prior to September 15th of the following year, to achieve this result. On December 16, 2015, we announced that our board of directors declared monthly cash dividend rates for the first quarter of 2016 of $0.06 per share of common stock for the months of January, February and March.

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

In order for us to maintain our REIT qualification for each taxable year after 2012, during the last half of any taxable year no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT and subject to certain exceptions, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our equity securities. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our equity securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has granted XL Investments an exemption from the 9.8% ownership limitation. As of March 10, 2016, XL Investments, together with XL Global, Inc., owned 22.18% of our common stock (or 35.69% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)).

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

Because of its significant ownership of our common stock, XL Investments has the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

XL Investments holds a significant interest in our outstanding common stock. As of March 10, 2016, XL Investments, together with XL Global, Inc., owned 22.18% of our common stock (or 35.90% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)). As a result, XL Investments potentially has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. We have agreed with XL Investments that, for so long as XL Investments and any other of the XL group of companies collectively beneficially owns at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board meetings, but such observer will have no right to vote at any board meeting. Furthermore, as of March 10, 2016, XL Global, an affiliate of XL Investments, owns an additional 8,175 shares of our common stock and has a 34.6% equity interest in our Manager and representatives of XL Global are members of the management committee of our Manager. The investment management professionals of our Manager are solely responsible for all decisions involving the acquisition, disposition, financing and hedging of our target assets. None of the XL group of companies nor any of their officers, directors or employees participate in these decisions.

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

Under this definition, we are an “emerging growth company” and could remain an emerging growth company until as late as December 31, 2018. The market value of our common stock held by non-affiliates was $94.8 million at June 30, 2015.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

On December 10, 2015, we received a comment letter from the staff of the SEC, or the Staff, with respect to our Form 10-Q for the quarterly period ended September 30, 2015, and our Annual Report on Form 10-K for the year ended December 31, 2014, or the 2014 10-K, to which we responded on January 11, 2016. We received a follow-up letter from the Staff on January 27, 2016, to which we responded on February 10, 2016, and then received a further comment letter on March 10, 2016, or the “Current Letter.” Additionally, we participated in a conference call with the Staff on February 19, 2016 after which we provided a supplemental letter dated February 29, 2016 to the Staff. During the February 19th conference call, the Staff had broached the issue of whether our 2014 10-K was “materially deficient” by reason of our administrative oversight of not including therein financial statements for the period from May 16 (Commencement of Operations), 2012 to December 31, 2012, which period was prior to our IPO in March 2013. The Staff advised us during a March 10, 2016 conference call that they could not agree with the various arguments we had advanced in our February 29th letter as to why such omission should render the 2014 10-K only “deficient” and not “materially deficient” including our vastly different investment policies pre-IPO and post-IPO, our inclusion of substantial financial information regarding the 2012 commencement year in “Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our consistent use of prominent disclosures in all of our 1934 Act filings, including in the 2014 10-K, as to the non-comparability of the 2012 commencement year to subsequent periods.

As a result of the materially deficient 2014 Form 10-K, we will file a Form 10-K/A to the 2014 10-K as soon as practicable after March 23, 2016. Additionally, we will withdraw pursuant to Rule 477 under the Securities Act our universal and secondary shelf registration statements which we will be eligible to refile on April 1, 2016 (if, as regards our universal shelf, our public float then equals or exceeds $75 million). Also as a result of the materially deficient 2014 Form 10-K, we have filed prior to our Annual Report on Form 10-K for the year ended December 31, 2015 a Post-Effective Amendment No. 1 de-registering all unsold shares of our common stock under our Dividend Reinvestment Plan, or DRIP, shelf. We will determine whether to refile our DRIP shelf after April 1, 2016.

In the Current Letter, the Staff has requested information, among other things, (i) regarding our disclosure controls and procedures, or DCP, in place as of December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015; (ii) as to whether the control that failed is related only to DCP and is not a control that overlaps with internal control over financial reporting, or ICFR; and (iii) regarding what DCP controls we have added since December 31, 2014 and how we have determined that none of these controls materially affected or were reasonably likely to materially affect our ICFR. We intend to respond fully to the Current Comment Letter on or before March 25, 2016 when our response is due.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “OAKS.” The following table sets forth, for the periods indicated during the calendar year 2014 and 2015, the high and low sale price of our common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$7.31	$4.80
Third Quarter	$8.92	$5.60
Second Quarter	$10.91	$8.17
First Quarter	$11.20	$10. 01
Year Ended December 31, 2014
Fourth Quarter	$11.27	$10.43
Third Quarter	$11.50	$10.26
Second Quarter	$12.30	$11.13
First Quarter	$11.99	$10.34

On March 14, 2016, the last reported sales price for our common stock on the New York Stock Exchange was $5.15.

Holders

At December 31, 2015, there were 14,656,394 shares of our common stock outstanding. As of March 14, 2016, there were 20 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held through brokerage firms.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. We have paid full cumulative dividends on our preferred stock on a monthly basis since it was first issued in December 2013.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We declare on a quarterly basis and pay monthly dividends, and distribute to our stockholders as dividends at least 90% of our REIT taxable income. We have not established a minimum distribution level for our common stock. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2016 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2014 through December 31, 2015:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 25, 2014	$0.125	April 15, 2014	April 29, 2014
March 25, 2014	$0.125	May 15, 2014	May 29, 2014
March 25, 2014	$0.125	June 16, 2014	June 27, 2014
June 17, 2014	$0.125	July 15, 2014	July 30, 2014
June 17, 2014	$0.125	August 15, 2014	August 28, 2014
June 17, 2014	$0.125	September 15, 2014	September 29, 2014
September 15, 2014	$0.125	October 15, 2014	October 30, 2014
September 15, 2014	$0.125	November 14, 2014	November 26, 2014
September 15, 2014	$0.125	December 15, 2014	December 30, 2014
December 16, 2014	$0.125	January 15, 2015	January 29, 2015
December 16, 2014	$0.125	February 17, 2015	February 26, 2015
December 16, 2014	$0.125	March 16, 2015	March 30, 2015
March 17, 2015	$0.125	April 15, 2015	April 29, 2015
March 17, 2015	$0.125	May 15, 2015	May 28, 2015
March 17, 2015	$0.125	June 15, 2015	June 29, 2015
June 15, 2015	$0.10	July 15, 2015	July 30, 2015
June 15, 2015	$0.10	August 14, 2015	August 28, 2015
June 15, 2015	$0.10	September 15, 2015	September 29, 2015
September 15, 2015	$0.10	October 15, 2015	October 29, 2015
September 15, 2015	$0.10	November 16, 2015	November 27, 2015
September 15, 2015	$0.10	December 15, 2015	December 30, 2015
December 16, 2015	$0.06	January 15, 2016	January 28, 2016
December 16, 2015	$0.06	February 16, 2016	February 26, 2016
December 16, 2015	$0.06	March 15, 2016	March 30, 2016

Securities Authorized for Issuance under Equity Compensation Plan

The Five Oaks Investment Corp. Manager Equity Plan., or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future, if any. In turn, our Manager grants such awards to its employees, officers (including our current officers), members, directors or consultants. The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan).

The following information is with respect to our Manager Equity Plan as of December 31, 2015.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	the first column)

Equity compensation plans approved by security holders	—	—	489,942
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	489,942

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our common share repurchases for the three months ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
October 1, 2015 – October 31, 2015	-	-	-	-
November 1, 2015 – November 30, 2015	-	-	-	-
December 1, 2015 – December 31, 2015	68,356	$5.27	68,356	$9,640

	68,356	$5.27	68,356	$9,640

(1)	On December 16, 2015, we announced a share repurchase program, pursuant to which our Board authorized us to repurchase up to $10 million of our common shares. Under the program, we have discretion to determine the dollar amount of common shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. Amounts presented reflect balances as of the end of the applicable period.

Performance Graph

The following line graph sets forth, for the period from March 22, 2013 through December 31, 2015, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the Standard and Poor’s 500 Stock Index, or the S&P 500, and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the NAREIT Mortgage REIT Index.

Index	3/22/13	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Five Oaks Investment Corp.	100	97.53	90.36	81.50	77.27	85.40	89.27	85.84	91.34	93.17	75.78	59.86	54.18
S&P 500	100	101.55	104.51	109.99	121.55	123.75	130.23	131.70	138.19	139.51	139.89	130.89	140.10
NAREIT Mortgage REIT Index	100	102.49	86.47	84.75	84.81	94.01	99.19	94.91	99.04	101.41	94.34	90.95	89.88

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

Balance Sheet Data(1)(2)

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012 (1)
Available-for-sale securities, at fair value (includes pledged securities of $571,086,035, $366,103,204, $444,984,955 and $66,337,080 for years ended December 31, 2015, 2014, 2013 and 2012)	$571,466,581	$368,315,738	$444,984,955	$81,027,998
Mortgage loans held-for-sale, at fair value (includes pledged loans of $10,900,402, $53,081,951, $0 and $0 for years ended December 31, 2015, 2014, 2013 and 2012)	10,900,402	54,678,382	-	-
Multi-family loans held in securitization trusts, at fair value	1,449,774,383	1,750,294,430	-	-
Residential loans held in securitization trusts, at fair value	411,881,097	631,446,984	-	-
Mortgage servicing rights, at fair value	4,268,673	-	-	-
Linked Transactions, net, at fair value	-	60,818,111	33,352,562	8,612,753
Cash and cash equivalents	26,140,718	32,274,285	33,062,931	3,608,759
Other assets (3)	23,934,807	24,381,627	16,800,957	3,799,612

Total assets	$2,498,366,661	$2,922,209,557	$528,201,405	$97,049,122

Repurchase agreements
Available-for-sale securities	509,231,000	544,614,000	412,172,000	63,423,000
Mortgage loans held-for-sale	9,504,457	50,263,852	-	-
FHLBI Advances	49,697,000	-	-	-
Multi-family securitized debt obligations	1,364,077,012	1,670,573,456	-	-
Residential securitized debt obligations	380,638,423	432,035,976	-	-
Other liabilities	7,724,241	11,924,143	2,104,043	1,357,402
Total stockholders' equity (deficit)	177,494,528	212,798,130	113,925,362	32,268,720

Total liabilities and stockholders' equity (deficit)	$2,498,366,661	$2,922,209,557	$528,201,405	$97,049,122

(1) We commenced operations on May 16, 2012 and did not fully invest the proceeds from our 2012 private placement until July 31, 2012. Accordingly, the comparability of information as of and for the period from May 16, 2012 (commencement of operations) to December 31, 2012 and subsequent periods is materially affected. We completed our IPO and concurrent private placement in March 2013, and after the investment of the net proceeds of these offerings, our portfolio holdings were substantially larger for the year ended December 31, 2013 than for the year ended December 31, 2012, which materially affects the comparability of information between the two periods.

(2) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2015, 2014, 2013 and 2012, assets of consolidated VIEs totaled $1,868,482,556, $2,389,784,101, $0 and $0, respectively, and the liabilities of consolidated VIEs totaled $1,750,916,265, $2,180,936,221, $0 and $0, respectively.

(3) Includes $8,174,638, $11,400,645, $13,343,173 and $1,933,390 in restricted cash for December 31, 2015, 2014, 2013 and 2012, respectively; restricted cash represents our cash held by counterparties as collateral against our securities, derivatives and/or repurchase agreements.

Statement of Operation Data

$ in thousands, except per share data	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Period from May 16, 2012 (Commencement of Operations) to December 31, 2012(1)
Interest income	$114,415	$45,813	$16,424	$1,684
Interest expense	(83,105)	(27,841)	(2,244)	(267)
Net interest income	31,310	17,972	14,180	1,417
Other-than-temporary impairment	(3,636)	-	-	-
Other income (loss)	(10,102)	(3,123)	(6,052)	4,350
Total expenses	17,121	11,535	4,902	948
Net income (loss)	450	3,314	3,226	4,819
Net income (loss) attributable to common stockholders (basic and diluted)	(3,522)	426	3,182	4,819
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	(3,522)	426	3,182	4,819
Dividends declared on common stock	(19,875)	(18,230)	(10,083)	(1,162)
Weighted average number of shares of common stock outstanding:	14,721,074	12,358,587	6,132,702	1,656,250
Basic and diluted income (loss) per share	(0.21)	0.03	0.52	2.91

(1) We commenced operations on May 16, 2012 and did not fully invest the proceeds from our 2012 private placement until July 31, 2012. Accordingly, the comparability of information as of and for the period from May 16, 2012 (commencement of operations) to December 31, 2012 and subsequent periods is materially affected. We completed our IPO and concurrent private placement in March 2013, and after the investment of the net proceeds of these offerings, our portfolio holdings were substantially larger for the year ended December 31, 2013 than for the year ended December 31, 2012, which materially affects the comparability of information between the two periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our current expectations, estimates, forecasts and projections.

Overview

We are a Maryland corporation that, with its subsidiaries, is focused on investing on a leveraged basis in mortgage and other real estate-related assets, particularly residential mortgage loans and mortgage-backed securities, or MBS. Since completing our IPO in March 2013, we have focused on implementing a strategy of transitioning to an operating company focused on credit while maintaining a relative value investment approach across the whole residential mortgage market. The U.S. economy grew at a moderate pace in 2015, with a broadly positive, though modest, impact on labor markets; however, significant uncertainty surrounded commodity prices, monetary policy and global economic growth, which in turn contributed to significant volatility in U.S. credit and financing markets during the second half of the year. This volatility manifested itself in wider spreads across a number of sectors,

This adverse market environment, as discussed further below, which has continued into 2016, has led us to adopt a more defensive approach to our investment strategy beginning in the third quarter of 2015. We have sought to enhance liquidity by reducing the overall size of our investment portfolio, increasing the proportion of the portfolio allocated to Agency RMBS, and reducing our common stock dividend payable for the first quarter of 2016. While our defensive approach may adversely affect our results of operations for the next several quarters, we currently believe that such is an appropriate strategy for us as a smaller mortgage REIT.

Our objective remains to provide attractive cash flow returns over time to our investors, and to generate income through our mortgage loan acquisition and securitization business. To achieve these objectives, we currently invest in the following assets:

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities.

•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS

•	Residential mortgage loans and other mortgage-related investments, including mortgage servicing rights, or MSRs; and

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity.

We finance our current investments in Agency RMBS, Multi-Family MBS, residential mortgage loans and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding and hedging these investments. Income from our aggregation and securitization activities represents the profit we seek to generate from the acquisition of loans and their subsequent sale or securitization.

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

We have elected to be taxed as a REIT and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may become subject to some federal, state and local taxes on our income generated in our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp., or FOAC.

2015 and Subsequent Events Summary

•	We reported an economic loss on common equity of 8.4%, comprised of a $2.35 decrease in net book value per share that more than offset a $1.35 dividend per common share. This loss is largely attributable to market volatility, and particularly credit spread widening, in the second half of 2015.

•	Reflecting our continued concern with market volatility in general, and credit market conditions in particular, we reduced our Non-Agency RMBS exposure from $303.4 million at December 31, 2014 to $121.5 million at December 31, 2015. Consistent with our more defensive investment approach, we increased our overall Agency RMBS assets from $314.8 million at December 31, 2014 to $375.3 million at December 31, 2015, 96% of which is represented by Agency hybrid ARMS..

•	On November 10, 2015, we completed our fourth prime jumbo securitization, and the second off our proprietary program – Oaks Mortgage Trust 2015-2. The $251.3 million transaction was led by Barclays and Credit Suisse.

•	On December 15, 2015, our board of directors authorized a stock repurchase program of up to $10 million, in light of the significant discount to book value at which our stock had been trading during the latter part of 2015. To date, we have repurchased 68,356 shares at a weighted average price of $5.27.

•	On February 12, 2016, the Federal Housing Finance Authority (FHFA) adopted a final rule revising its regulations governing Federal Home Loan Bank (FHLB) membership. The rule requires that our wholly-owned captive insurance subsidiary wind down its transactions and terminate its membership with FHLB-Indianapolis on or before February 19, 2017. We have already repaid in full the $49.7 million of advances that were outstanding at December 31, 2015, via the use of regular repurchase agreements, and have initiated the redemption of our FHLB stock with a stated value of $2.4 million.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. FOAC currently has and at December 31, 2015 had $275 million of warehouse financing available to it, of which $125 million is currently subject to renewal negotiations. FOAC has obtained authorizations from all but one of the 32 states that currently impose restrictions on buying, selling or owning residential mortgage loans, or owning the servicing rights with respect to residential mortgage loans.

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

  In common with many other sectors of the fixed income markets, the market for cost effective issuance of senior debt backed by prime jumbo mortgage loans has been challenging, particularly since the middle of 2015. This may limit the number of securitizations that we sponsor during 2016; however, to the extent that market conditions are supportive and we continue to aggregate and securitize or sell loans, this will likely cause FOAC to generate taxable income from its residential mortgage loans business. Any such taxable income will be subject to regular corporate income taxes.

Five Oaks Insurance

On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI must terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI is prohibited from taking new advances or renewing existing maturing advances during this one-year transition period. At December 31, 2015, FOI had $49.7 million of secured FHLBI advances which as of March 15, 2016, had been fully repaid and replaced with repurchase agreements. We have initiated the redemption of FOI’s FHLBI stock which has a stated value of $2.4 million. We do not expect the Final Rule to have a material impact on our core business and operations; however, the Final Rule substantially curtails our ability to acquire prime jumbo loans and hold them for investment purposes rather than for sale or securitization.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

 As of December 31, 2015, we have determined that we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

We have elected the fair value option on the assets and liabilities held within each of the four trusts. We have also adopted early (see Note 2 to our Notes to our Consolidated Financial Statements at and for the year ended December 31, 2015) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at December 31,, 2015 includes the gross assets and liabilities of the four trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $117.6 million as of December 31, 2015 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of December 31, 2015, we had $2,498,366,661 of total assets on a GAAP basis, as compared to $2,922,209,557 as of December 31, 2014. Reconciliations of our net investment in the four consolidated trusts with our financial statements as of December 31, 2015 and December 31, 2014 follow:

	December 31, 2015	December 31, 2014
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,455,155,339	$1,756,307,072
Multi-family securitized debt obligations (2)	$1,369,124,789	$1,676,373,521
Net investment amount of Multi-Family MBS held by us	$86,030,550	$79,933,551
Residential mortgage loans held in securitization trusts, at fair value (1)	$413,327,217	$633,477,029
Residential securitized debt obligations (2)	$381,791,476	$504,562,700
Net investment amount of residential mortgage loan trusts held by us	$31,535,741	$128,914,329

(1)	Includes related receivables
(2)	Includes related payables

Factors Impacting Our Operating Results

Market conditions.    The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, will vary primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, on our MBS and mortgage loans. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results are also impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our MBS, or whose loans we own directly. Our operating results will also be affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the residential real estate markets, including prepayment rates, credit market conditions and interest rate levels.

On December 16, 2015, based on its outlook for economic activity, the labor market, and inflation and weighing the uncertainties associated with this outlook, the Federal Reserve raised its target range for the federal funds rate to ¼ to ½ percent The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2016 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. The Federal Reserve stated that it would continue to reinvest principal payments from agency debt and agency mortgage-backed securities in mortgage-backed securities until policy normalization of the level of the federal funds rate was well under way.. There remains considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates, based on renewed economic uncertainty in the US and globally, and this has contributed to persistent market volatility. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Credit markets generally exhibited favorable trends during the first half of 2015, with spread tightening observable in various credit-sensitive asset classes. These trends reversed in the second half of the year, especially during the fourth quarter, as growing economic and financial concerns combined with decreased liquidity across many credit markets to drive credit spread widening and resultant price declines in the Non-Agency RMBS and Multi-Family MBS sectors. We expect that volatile market conditions may continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as the risk and return profiles of our business continue to change.

Changes in market interest rates.    With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our MBS and loan portfolio to decline; (2) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our MBS and loan portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements or other derivative contracts as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our MBS and loan portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts; (2) the value of our MBS and loan portfolio to increase; (3) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements or other derivative contracts as part of our hedging strategy, the value of these agreements to decrease.

Credit risk.    We are subject to varying degrees of credit risk in connection with our Non-Agency RMBS, Multi-Family MBS investments and residential mortgage loans. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and either (i) purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS; or (ii) reviewing credit risk on a loan-by-loan basis and rejecting individual loans when deemed appropriate. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results. Additionally, if the market’s view of credit risk deteriorates, or the yield required to invest in such credit risk increases, this will lead to an increase in credit spreads, and a resultant decline in the market prices of such assets, even if our estimate of expected losses does not change. In turn, this can be expected to lead to a reduction in our stockholders’ equity, and may also trigger margin calls under our repurchase agreements used to finance our credit sensitive assets.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Given very challenging conditions for the issuance of common and preferred stock, our primary sources of liquidity are net cash provided by operating activities, cash from repurchase agreements, including our two warehouse facilities, and other financing arrangements. During the year ended December 31, 2015, we did not experience any significant restrictions in our funding sources, but we do note a tightening trend in the balance sheet capacity of repurchase agreement counterparties due to a combination of higher capital requirements such as the Basel III capital reforms, other regulatory restrictions, enhanced risk management and generally lower risk appetite among many financial institutions. Consequently, we have observed a reduced willingness of certain financial institutions to commit capital to support the trading of fixed income securities, and in turn, a consequent reduction in certain cases in the availability of financing for certain credit-sensitive MBS. Given the previously referenced FHFA Final Rule regarding the non-availability of FHLB financing going forward, we anticipate our primary sources of financing in 2016 will be repurchase agreements and other similar financing arrangements.

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

Changes in market value of our assets.    Other than our residential mortgage loans, as discussed below, it is our business strategy to hold our target assets as long-term investments. As such, our investment securities are carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "-Critical Accounting Policies" for further details. The primary exception to this accounting policy relates to residential mortgage loans, which we intend to sell, either into a securitization transaction, or into the secondary market. Accordingly, we have elected the fair value option for mortgage loan assets, and as such, changes in the market value of these assets will directly impact our earnings. In addition, to the extent that as a result of our purchase of subordinated securities issued by Multi-Family MBS and residential mortgage loan securitization trusts, we determine that we are the primary beneficiary of these trusts and accordingly consolidate their assets and liabilities, we have elected the fair value option in respect of these trusts. As such, changes in the market values of the consolidated trusts will also directly impact our earnings.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2016, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs. We also expect that no reform is likely to occur prior to the end of the current presidential administration. For a discussion of additional risks relating to our business see “Risk Factors” in this Annual Report.

Investment Portfolio

With effect from January 1, 2015, ASU 2014-11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available for sale securities and repurchase agreements respectively. Consequently, our GAAP financial statements as of year-end December 31, 2015 are not directly comparable to prior period GAAP financials; the most meaningful comparative portfolio metrics on a year-to-year basis are those encompassed in the non-GAAP presentation set out herein and below.

On a GAAP basis, we had increased our overall investments in MBS from $368.3 million as of December 31, 2014 million to $571.5 million as of December 31, 2015. Within this total, on a year-over-year basis we had increased our Agency RMBS from $314.8 million to $375.3 million, while our Non-Agency RMBS increased from $53.5 million to $92.1 million, and our Multi-Family MBS increased from $0 to $104.0 million.

On a non-GAAP basis, our MBS investments decreased from $783.9 million as of December 31, 2014 to $686.9 million as of December 31, 2015. As of December 31, 2014, the non-GAAP total includes Non-Agency RMBS underlying Linked Transactions, Multi-Family MBS underlying Linked Transactions and our net investment in Multi-Family MBS and residential mortgage loan trusts, while for December 31, 2015 it includes our net investment in Multi-Family MBS and residential mortgage loan trusts Within these totals, on a year-over-year basis we had increased our Agency RMBS from $314.8 million to $375.3 million, decreased our Non-Agency RMBS from $303.4 million to $121.5 million and increased our Multi-Family MBS from $165.7 million to $190.1 million.. The most notable change in our portfolio composition was the $181.9 million reduction in Non-Agency RMBS, which reflects the more defensive investment posture that we adopted beginning in the third quarter of 2015. As of December 31, 2015, on a GAAP and non-GAAP basis, we had also decreased our investment in residential mortgage loans from $62.0 million to $10.9 million, due primarily to the sale of loans into the Oaks Mortgage Trust Series 2015-2 transaction in November 2015.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of December 31, 2015 and December 31, 2014 (i) as reported in accordance with GAAP, which for December 31, 2015 excludes our net investment in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts and for December 31, 2014 excludes the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) for December 31, 2015 to show separately our net investments in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts, and for December 31, 2014 to show separately the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investment in consolidated Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

December 31, 2015

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,750	$43	$-	$1,793	$(26)	$1,767	2.50%	1.90%
30 year fixed-rate	13,066	772	-	13,838	(329)	13,509	3.50%	2.65%
Hybrid RMBS	355,579	3,002	-	358,581	1,477	360,058	2.41%	2.38%

Total Agency RMBS	370,395	3,817	-	374,212	1,122	375,334	2.45%	2.39%
Non-Agency RMBS	116,955	(22,021)	(8,892)	86,042	(709)	85,333	1.37%	5.23%
Non-Agency RMBS IO, fair value option	428,230	-	-	7,816	(1,042)	6,774	0.38%	9.33%
Total Non-Agency RMBS	545,185	(22,021)	(8,892)	93,858	(1,751)	92,107	0.59%	5.57%
Multi-Family MBS	19,303	(38)	-	19,265	(117)	19,148	5.35%	5.39%

Multi-Family MBS PO	119,527	(33,212)	-	86,315	(1,437)	84,878	0.00%	6.69%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS	138,830	(33,250)	-	105,580	(1,554)	104,026	0.74%	6.45%
Residential Mortgage Loans	10,651	-	-	10,768	133	10,901	4.21%	4.21%
Total/Weighted Average (GAAP)	$1,065,061	$(51,454)	$(8,892)	$584,418	$(2,050)	$582,368	1.29%	3.67%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-

Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	27,206	(5,278)	-	21,928	124	22,052	3.90%	5.77%
Non-Agency RMBS IO, fair value option	550,961	-	-	14,702	(7,386)	7,316	0.32%	7.67%
Total Non-Agency RMBS	578,167	(5,278)	-	36,630	(7,262)	29,368	0.49%	6.53%
Multi-Family MBS	32,103	(9,159)	-	22,944	2,739	25,683	2.67%	21.71%

Multi-Family MBS PO	-	-	-	-	-	-	-	-
Multi-Family MBS IO, fair value option	957,049	-	-	7,845	(1,036)	6,809	-	19.10%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,867	53,538	-	3.43%
Total Multi-Family MBS	1,068,898	(9,159)	-	78,460	7,570	86,030	0.08%	10.34%
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (non-GAAP)	$1,647,065	$(14,437)	$-	$115,090	$308	$115,398	0.22%	9.13%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,750	$43	$-	$1,793	$(26)	$1,767	2.50%	1.90%
30 year fixed-rate	13,066	772	-	13,838	(329)	13,509	3.50%	2.65%
Hybrid RMBS	355,579	3,002	-	358,581	1,477	360,058	2.41%	2.38%

Total Agency RMBS	370,395	3,817	-	374,212	1,122	375,334	2.45%	2.39%
Non-Agency RMBS	144,161	(27,299)	(8,892)	107,970	(585)	107,385	1.85%	5.34%
Non-Agency RMBS IO, fair value option	979,191	-	-	22,518	(8,428)	14,090	0.35%	8.25%
Total Non-Agency RMBS	1,123,352	(27,299)	(8,892)	130,488	(9,013)	121,475	0.54%	5.84%
Multi-Family MBS	51,406	(9,197)	-	42,209	2,622	44,831	3.68%	14.26%

Multi-Family MBS PO	119,527	(33,212)	-	86,315	(1,437)	84,878	-	6.69%
Multi-Family MBS IO, fair value option	957,049	-	-	7,845	(1,036)	6,809	0.18%	19.10%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,867	53,538	-	3.43%

Total Multi-Family MBS	1,207,728	(42,409)	-	184,040	6,016	190,056	0.30%	8.11%
Residential Mortgage Loans	10,651	-	-	10,768	133	10,901	4.21%	4.21%
Total/Weighted Average (non-GAAP)	$2,712,126	$(65,891)	$(8,892)	$699,508	$(1,742)	$697,766	0.71%	4.57%

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our consolidated financial statements.

December 31, 2014

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	226,078	3,570	229,648	2.32%	2.70%

Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	76,673	(15,209)	(12,698)	48,766	4,720	53,486	0.36%	7.48%
Non-Agency RMBS IO, fair value option	-	-	-	-	-	-	-	-
Total Non-Agency RMBS	76,673	(15,209)	(12,698)	48,766	4,720	53,486	0.36%	7.48%
Multi-Family MBS	-	-	-	-	-	-	-	-

Multi-Family MBS PO	-	-	-	-	-	-	-	-
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	-	-
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	-	-
Total Multi-Family MBS	-	-	-	-	-	-	-	-
Residential Mortgage Loans	54,349	-	-	54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (GAAP)	$440,813	$(12,657)	$(12,698)	$415,458	$7,539	$422,997	2.42%	3.44%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-

Total Agency RMBS	-	-	-	-	-	-	-	-
Non-Agency RMBS	304,025	(35,108)	(36,627)	232,290	3,309	235,599	1.64%	5.78%
Non-Agency RMBS IO, fair value option	881,946	-	-	14,702	(432)	14,270	0.35%	20.89%
Total Non-Agency RMBS	1,185,971	(35,108)	(36,627)	246,992	2,877	249,869	0.68%	6.68%
Multi-Family MBS	66,312	(9,235)	-	57,077	1,150	58,227	3.93%	7.40%

Multi-Family MBS PO	68,760	(18,248)	-	50,512	427	50,939	-	6.47%
Multi-Family MBS IO, fair value option	1,001,965	-	-	7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	1,408	49,079	-	8.25%
Total Multi-Family MBS	1,216,783	(27,483)	-	163,105	2,639	165,744	0.36%	8.08%
Residential Mortgage Loans	-	-	-	-	-	-	-	-
Total/Weighted Average (non-GAAP)	$2,402,754	$(62,591)	$(36,627)	$410,097	$5,516	$415,613	0.52%	7.24%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$2,572	$61	$-	$2,633	$(10)	$2,623	2.50%	1.97%
30 year fixed-rate	79,206	4,426	-	83,632	(1,071)	82,561	3.50%	2.69%
Hybrid RMBS	228,013	(1,935)	-	226,078	3,570	229,648	2.32%	2.70%

Total Agency RMBS	309,791	2,552	-	312,343	2,489	314,832	2.62%	2.69%
Non-Agency RMBS	380,698	(50,317)	(49,325)	281,056	8,029	289,085	1.38%	6.08%
Non-Agency RMBS IO, fair value option	881,946	-	-	14,702	(432)	14,270	0.35%	20.89%
Total Non-Agency RMBS	1,262,644	(50,317)	(49,325)	295,758	7,597	303,355	0.66%	6.82%
Multi-Family MBS	66,312	(9,235)	-	57,077	1,150	58,227	3.93%	7.40%

Multi-Family MBS PO	68,760	(18,248)	-	50,512	427	50,939	0.00%	6.47%
Multi-Family MBS IO, fair value option	1,001,965	-	-	7,845	(346)	7,499	0.18%	22.35%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	1,408	49,079	0.00%	8.25%
Total Multi-Family MBS	1,216,783	(27,483)	-	163,105	2,639	165,744	0.36%	8.08%
Residential Mortgage Loans	54,349	-	-	54,349	330	54,679	4.15%	4.15%
Total/Weighted Average (non-GAAP)	$2,843,567	$(75,248)	$(49,325)	$825,555	$13,055	$838,610	0.81%	5.33%

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our consolidated financial statements.

For financial statement reporting purposes, prior to January 1, 2015, GAAP required us to account for certain of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as Linked Transactions, and requires us to consolidate the assets and liabilities of four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis for December 31, 2015 do not include our net investments in the four consolidated Multi-Family MBS and prime jumbo residential mortgage securitization trusts, and for December 31, 2014 do not include Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions as well as our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, in managing and evaluating the composition and performance of our MBS portfolio, we did not previously view the purchase of our Non-Agency RMBS and Multi-Family MBS and the associated repurchase agreement financing as transactions that are linked, and our maximum exposure to loss from consolidation of the four trusts is $117.6 million as of December 31, 2015. We therefore have also presented certain information that includes both the Non-Agency RMBS underlying our Linked Transactions, Multi-Family MBS underlying our Linked Transactions and our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including Non-Agency RMBS underlying Linked Transactions, Multi-Family MBS underlying Linked Transactions and our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015 Fair Value	December 31, 2014 Fair Value
Less than one year	$-	$-
Greater than one year and less than five years	251,607,684	62,946,125
Greater than or equal to five years	435,256,830	720,981,007
Total	$686,864,514	$783,927,132

The increase in shorter maturity assets and the decrease in longer maturity assets year over year is primarily due to the shortening of the weighted average life of the investment portfolio as assets become closer to maturity.

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of December 31, 2015, we had entered into repurchase agreements totaling $509.2 million, on a GAAP and non-GAAP basis.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2015 to December 31, 2015 and the period from January 1, 2014 to December 31, 2014 on a GAAP and non-GAAP basis:

Year ended December 31, 2015	Repurchase Agreements
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to December 31, 2015	$556,227,271	$509,231,000	$661,658,000

Year ended December 31, 2014	Repurchase Agreements
GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to December 31, 2014	$471,793,367	$544,614,000	$544,614,000

Non-GAAP basis (includes repurchase agreements underlying Linked Transactions)	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to December 31, 2015	$634,878,888	$639,907,000	$731,118,000

As of December 31, 2015, we had two warehouse facilities with an aggregate borrowing limit of $275 million structured as repurchase agreements to finance our residential mortgage loans, of which $125 million is currently the subject of renewal negotiations. These agreements are secured by our prime jumbo mortgage loans and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of December 31, 2015, we had borrowings totaling $9.5 million on a GAAP and non-GAAP basis under these agreements.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2015 to December 31, 2015 and the period from January 1, 2014 to December 31, 2014 on both a GAAP and non-GAAP basis

	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to December 31, 2015	$48,188,671	$9,504,457	$97,360,852

	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2014 to December 31, 2014	$75,652,172	$50,263,852	$226,431,189

On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI must terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI is prohibited from taking new advances or renewing existing maturing advances during this one-year transition period. At December 31, 2015, FOI had $49.7 million of secured FHLBI advances which as of March 15, 2016, had been full repaid and replaced with repurchase agreements. We have initiated the redemption of FOI’s FHLBI stock which has a stated value of $2.4 million. We do not expect the Final Rule to have a material impact on our core business and operations; however, the Final Rule substantially curtails our ability to acquire prime jumbo loans and hold them for investment purposes rather than for sale or securitization.

Hedging instruments.    Subject to maintaining our qualification as a REIT, we generally hedge as much of our interest rate risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition, and as the result of heightened volatility in financial markets, the results of our hedging activities did not have during 2015 and 2014 such desired beneficial impact.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity; and

•	changes to our investment or risk management strategy may cause us to reduce the amount of our interest rate hedges at times of greater market volatility, which may in turn cause us to realize losses on such hedges

During the year, we replaced our use of interest rate swap agreements with Eurodollar futures contracts, which represent LIBOR-based derivative contracts reflecting the three-month LIBOR rate for $1 million per contract. Our decision to replace swaps with Eurodollar futures was based primarily on generally improved liquidity and typically lower margin requirements for Eurodollar futures relative to swaps. We also employed U.S. Treasury futures and deliverable swap futures for interest rate hedging purposes. Our investment guidelines do not place any limit on the percentage of assets that we may invest in interest rate or other derivative agreements. The mark-to-market value of an interest rate derivative agreement under any reasonable interest rate scenario is likely to be a fraction of the notional amount of the asset or liability being hedged.

The following tables summarize our hedging activity as of December 31, 2015 and December 31, 2014, respectively:

December 31, 2015

Expiration Year	Contracts	Notional		Fair Value
Eurodollar Futures Contracts (Short Positions)
2016	1,997	1,997,000,000		1,106,688
2017	1,997	1,997,000,000		1,172,912
2018	1,250	1,250,000,000		362,550
2019	549	549,000,000		(157,150)
2020	115	115,000,000		(59,462)
Total	5,908	$5,908,000,000	(1)	$2,425,538

Treasury Note Futures Contracts (Short Positions)
March 2016 10 Year Treasury Note Futures	300	$30,000,000		$105,469

Deliverable Swap Futures (Short Positions)
March 2016 5 Year Deliverable Interest Rate Swap Futures	70	$7,000,000		$27,343

(1)	The $5,908,000,000 total notional amount of Eurodollar futures contracts as of December 31, 2015 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between December 2015 and December 2025. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $537,000,000 as of December 31, 2015.

December 31, 2014

Current Maturity Date for Interest Rate Swaps	Notional Amount	Fair Value	Fixed Rate Pay	Receive Rate	Maturity Years
3 years or less	35,000,000	(124,591)	0.66%	0.19%	1.1
Greater than 3 years and less than 5 years	191,000,000	(1,630,516)	1.66%	0.24%	3.7
Total	226,000,000	(1,755,108)	1.51%	0.24%	3.3

Stockholders’ Equity and Book Value Per Share

As of December 31, 2015, our stockholders’ equity was $177.5 million, comprised of $ 37.2 million of preferred equity and $ 140.3 million of common equity, and our book value per common share was $9.58 on a basic and fully diluted basis. Our stockholders’ equity decreased by $35.3 million over our stockholders’ equity as of December 31, 2014, while book value per common share declined by 19.7% from the previous year-end amount of $11.93. Unrealized gains and losses on AFS securities (except those related to Non-Agency RMBS IOs) are reflected in stockholders’ equity rather than in our consolidated statement of operations as a component of other comprehensive income, or OCI. The decrease in stockholders’ equity was primarily the result of credit spread widening during the year, which led to lower unrealized gains and higher unrealized losses on Non-Agency RMBS and Multi-Family MBS positions, as well as the result of realized losses on our interest rate hedges.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, in particular ASU 2014-11 and our early adoption of ASU 2014-13, see “Notes to Consolidated Financial Statements” beginning on page F-11 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2015 and December 31, 2014, respectively:

December 31, 2015

Non-GAAP Basis

	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans	Unrestricted Cash(2)	Total
Market Value	375,333,057	190,056,347	121,475,111	17,337,432	26,140,718	730,342,665
Repurchase Agreements	(358,239,000)	(114,512,000)	(86,177,000)	(9,504,457)	-	(568,432,457)
Hedges	1,780,025	778,325	-	-	-	2,558,350
Other(3)	5,019,192	134,613	331,557	26,231	(660,262)	4,851,331
Restricted Cash	5,009,238	1,184,476	1,980,925	-	-	8,174,639
Equity Allocated	28,902,512	77,641,761	37,610,593	7,859,206	25,480,456	177,494,528
% Equity	16.3%	43.7%	21.2%	4.4%	14.4%	100.0%

December 31, 2014

Non-GAAP Basis

	Agency MBS	Multi-Family MBS(1)(4)	Non-Agency RMBS(1)	Residential Loans	Unrestricted Cash(2)	Total
Market Value	314,830,685	165,743,896	374,216,615	58,153,526	32,274,285	945,219,007
Repurchase Agreements(5)	(298,783,000)	(109,280,000)	(285,844,000)	(50,263,852)	-	(744,170,852)
Hedges	(1,626,011)	-	-	(135,183)	-	(1,761,194)
Other(3)	1,233,679	129,452	532,795	593,971	(379,372)	2,110,525
Restricted Cash	7,176,205	229,347	3,638,762	356,330	-	11,400,644
Equity Allocated	22,831,558	56,822,695	92,544,172	8,704,792	31,894,913	212,798,130
% Equity	10.7%	26.7%	43.5%	4.1%	15.0%	100.0%

(1)	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01, JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts.
(2)	Includes cash and cash equivalents
(3)	Includes interest receivable, prepaid and other assets, FHLBI capital stock, interest payable, dividend payable and accrued expenses and other liabilities
(4)	Information with respect to December 31, 2014 Multi-Family and Non-Agency RMBS is inclusive of underlying Linked Transactions
(5)	Information with respect to December 31, 2014 Repurchase Agreements is inclusive of underlying Linked Transactions.

This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to better understand the capital necessary to support each income-earning asset category, and thus our ability to generate operating earnings. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing our portfolio, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP.

Results of Operations

With effect from January 1, 2015, ASU 2014 -11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements that encompass Linked Transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated; each of the components that were previously reported on a net basis as “Unrealized gain and net interest income from linked transactions”, representing changes in the fair value of the assets and liabilities and associated interest income and expense are now reported on a gross basis on our consolidated statement of operations. In addition, as of December 31, 2015, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, or collectively the consolidated trusts. Consequently, our results of operations for the period ended December 31, 2015 are not directly comparable to those for the period ended December 31, 2014.

The table below presents certain information from our Statement of Operations for the three and twelve months ended December 31, 2015 and 2014, and the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Three Months Ended		Year Ended
	December 31,		December 31,
	2015	2014	2015	2014	2013

Revenues:
Interest income:
Available-for-sale securities	$5,277,652	3,656,100	$24,298,156	16,560,338	16,411,730
Mortgage loans held-for-sale	307,340	2,316,679	2,097,702	3,634,264	-
Multi-family loans held in securitization trusts	16,337,053	18,724,784	68,016,595	21,158,102	-
Residential loans held in securitization trusts	4,413,158	4,438,634	19,986,204	4,438,634	-
Cash and cash equivalents	2,965	2,879	16,351	21,274	11,843
Interest expense:
Repurchase agreements - available-for-sale securities	(1,474,314)	(864,007)	(6,467,312)	(2,661,329)	(2,243,565)
Repurchase agreements - mortgage loans held-for-sale	(194,608)	(1,476,956)	(1,323,892)	(2,203,961)	-
Multi-family securitized debt obligations	(14,870,563)	(17,161,054)	(62,157,176)	(19,400,851)	-
Residential securitized debt obligations	(3,261,956)	(3,575,168)	(13,156,912)	(3,575,168)	-

Net interest income	6,536,727	6,061,891	31,309,716	17,971,303	14,180,008

Other-than-temporary impairments:
(Increase)/decrease in credit reserves	1,015,716	-	(745,492)	-
Additional-other-than-temporary credit impairment losses	-	-	(2,890,939)	-

Total impairment losses recognized through earnings	1,015,716	-	(3,636,431)	-	-

Other income:

Realized gain (loss) on sale of investments, net	(2,367,983)	5,704,663	(533,832)	3,271,592	(31,581,087)
Unrealized gain (loss) on fair value option securities	(415,691)	-	(1,041,649)	-	-
Unrealized gain (loss) and net interest income from Linked Transactions	-	(4,853,074)	-	10,605,848	5,838,309
Realized gain (loss) on derivative contracts, net	285,571	(7,442,776)	(12,024,730)	(18,214,460)	18,812,854
Unrealized gain (loss) on derivative contracts, net	4,126,957	(1,840,122)	4,909,858	(2,931,249)	878,100
Realized gain (loss) on mortgage loans held-for-sale	198,689	(703,839)	1,216,314	(776,971)	-
Unrealized gain (loss) on mortgage loans held-for-sale	(693,476)	(237,609)	(197,179)	329,728	-
Unrealized gain (loss) on mortgage servicing rights, fair value option	84,601	1,188,157	(671,957)	-	-
Unrealized gain (loss) on multi-family loans held in securitization trusts	452,226	3,059,647	6,097,000	1,473,485	-
Unrealized gain (loss) on residential loans held in securitization trusts	(497,572)		(8,153,474)	3,059,647	-
Mortgage Servicing income	90,378	-	211,878	-	-
Other income	25,741	59,590	85,726	59,590	-

Total other income (loss)	1,289,441	(5,065,363)	(10,102,045)	(3,122,790)	(6,051,824)

Expenses:
Management fee	654,861	747,026	2,774,432	2,627,592	1,287,077
General and administrative expenses	1,840,429	1,539,786	6,660,934	2,901,076	992,115
Operating expenses reimbursable to Manager	1,535,434	864,270	4,980,348	3,247,683	2,103,223
Other operating expenses	1,263,275	1,560,413	2,448,439	2,504,741	288,416
Compensation expense	69,406	67,745	256,608	253,635	230,923

Total expenses	5,363,405	4,779,240	17,120,761	11,534,727	4,901,754

Net income (loss) before provision from income taxes	$3,478,479	$(3,782,712)	$450,479	$3,313,786	$3,226,430
(Provision for) benefit from income taxes	$-	$-	$-	$-	$-
Net income (loss)	$3,478,479	$(3,782,712)	$450,479	$3,313,786	$3,226,430
Dividends to preferred stockholders	(890,292)	(890,292)	(3,522,036)	(2,887,296)	(44,827)

Net income (loss) attributable to common stockholders	$2,588,187	$(4,673,004)	$(3,071,557)	$426,490	$3,181,603

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$2,588,187	$(4,673,004)	$(3,071,557)	$426,490	$3,181,603
Weighted average number of shares of common stock outstanding	14,719,362	14,718,750	14,721,074	12,358,587	6,132,702
Basic and diluted income per share	$0.18	$(0.32)	$(0.21)	$0.03	$0.52
Dividends declared per share of common stock	$0.30	$0.38	$1.35	$1.47	$1.64

Comparison of the Year and Three-Months Ended December 31, 2015 to the Year and Three-Months Ended December 31, 2014

Net Income Summary

For the year ended December 31, 2015, our net loss attributable to common stockholders was $3,071,557 or $0.21 basic and diluted net income per average share, compared with a net gain of $426,490 or $0.03 basic and diluted net income per share, for the year ended December 31, 2014. The principal drivers of this net loss are an increase in Total other (loss) from $3.1 million for the year ended December 31, 2014 to $10.1 million for the year ended December 31, 2015, an increase in total expenses from $11.5 million in 2014 to $17.1 million, together with impairment charges of $3.6 million in 2015, which in aggregate more than offset the year-over-year increase in net interest income from $18.0 million for the year ended December 31, 2014 to $31.3 million for the year ended 2015. In turn, the reasons for the increases in such items are addressed below.

For the three months ended December 31, 2015, our net gain attributable to common stockholders was $2,588,187 or $0.18 basic and diluted net income per average share, compared with a net loss of $4,493,868 or ($0.31) basic and diluted net income per share, for the three months ended December 31, 2014. The principal drivers of this increase in net income are lower other losses and components of Total other income (loss) and Other-Than-Temporary Impairment as discussed below.

Interest Income and Interest Expense

As earlier noted, in connection with our consolidation of the four consolidated securitization trusts, we are required to include the interest income and interest expense of the trusts in our consolidated statement of operations. This limits the comparability of these measures with prior periods, in particular since the interest income and income expenses of each of the trusts is included for the full year ended December 31, 2015, but only for varying portions of the year ended December 31, 2014, based on the respective dates of consolidation of each of the trusts. In addition, interest income on certain Non-Agency RMBS and Multi-Family MBS and interest expense on the associated repurchase agreement financing previously accounted for as Linked Transactions was included as a component of “Unrealized gain (loss) and net interest income from Linked Transactions” in “Total other income (loss)” in our consolidated statements of operations for the three months and year ended December 31, 2014. For the three months and year ended December 31, 2015, these items are included in “Net interest income”, further limiting the comparability of these measures with prior periods

An important source of income is net interest income. For the year ended December 31, 2015 and year ended December 31, 2014 our interest income was $114,415,008 and $45,812,612 respectively. Our interest expense was $83,105,292 and $27,841,309 respectively, for the years ended December 31, 2015 and the year ended December 31, 2014. The increase in interest income and interest expense is due primarily to a full year of consolidating of the consolidated trusts and the change in accounting treatment for Linked Transactions noted above.

For the three months ended December 31, 2015 and the three months ended December 31, 2014 our interest income was $26,338,168 and $29,139,076 respectively. Our interest expense was $19,801,441 for the three months ended December 31, 2015 and $23,077,185 for the three months ended December 31, 2014.

Net Interest Income

For the years ended December 31, 2015 and December 31, 2014, our net interest income was $31,309,716 and $17,971,303, respectively, with the increase reflecting a full year of consolidating the four consolidated securitization trusts together with the change in accounting treatment for Linked Transactions noted above.

For the three months ended December 31, 2015, and December 31, 2014, our net interest income was $6,536,727 and $6,061,891, respectively.

Other Income (Loss)

For the year ended December 31, 2015, our other income represented a loss of $10,102,045 which primarily reflects the impact of volatile interest rates throughout the year, in turn generating net realized losses of $12,024,730 on interest rate hedges, and net unrealized loss on mortgage servicing rights of $671,957. Additionally, net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts were $8,153,474, net realized losses on sales of investments of $533,832, unrealized losses on fair value option securities of $1,041,649 and net unrealized losses on mortgage loans of $197,179. These losses in aggregate more than offset unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $6,097,000, net realized gain on mortgage loans of $1,216,314, net unrealized gains on interest hedges of $4,909,858, net mortgage servicing income of $211,878 and net other income of $85,726. As noted above, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, are a component of OCI and as such are reflected in stockholders’ equity rather than in our consolidated statement of operations.

For the year ended December 31, 2014, we incurred a loss of $3,122,790, which primarily reflects the impact of net unrealized gain and net interest income on our Linked Transactions of $10,605,848, net realized gains on sales of investments of $3,271,592, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $1,473,485, unrealized gain on residential mortgage loans of $329,728, net unrealized gains on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $3,059,647 and other income of $59,590 which in aggregate were more than offset by net unrealized losses on interest rate hedges of $2,931,249, net realized losses of $18,214,460 on interest rate hedges and net realized loss on mortgage loans of $776,971. It is worth noting that unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations.

For the three months ended December 31, 2015, our other income represented a gain of $1,289,441 which primarily reflects the impact of net unrealized gain on interest rate hedges of $4,126,957, realized gain on interest rate hedges of $285,571, realized gain on mortgage loans held for sale of $198,689, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $452,226, net unrealized gain on mortgage servicing rights of $84,601, net mortgage servicing income of $90,378 and net other income of $25,741, which in aggregate were more than offset by net realized loss on sales of investments of $2,367,983, unrealized loss on fair value option securities of $415,691 unrealized loss on mortgage loans held for sale of $693,476 and unrealized loss on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $497,572.

For the three months ended December 31, 2014, we incurred a loss of $5,056,363, which primarily reflects the impact of net realized gains on sales of investments of $5,704,663, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $1,188,157, net unrealized gains on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $3,059,647 and other income of $59,590 which in aggregate were more than offset by net unrealized loss and net interest income on our Linked Transactions of $4,853,074, net unrealized losses on interest rate hedges of $1,840,122, net realized losses of $7,442,776 on interest rate hedges, net realized loss on mortgage loans of $703,839 and unrealized loss on mortgage loans held-for-sale of $237,609. As noted above, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses. This limits the comparability of expenses with prior periods.

We incurred management fees of $2,774,432 for the year ended December 31, 2015 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $14,346,329, of which $4,980,348 was payable to our Manager and $9,365,981 was payable directly by us. Our general and administrative expenses of $6,660,934 for the year ended December 31, 2015 represent the cost of legal, accounting, auditing and consulting services. Our other operating expenses for the year totaled $2,448,439, including fulfillment fees totaling $200,000 payable to our Manager in connection with the aggregation and securitization of loans by FOAC. A significant portion of the fee payments were utilized by our Manager to pay incentive fee compensation to our employees of our Manager deemed essential to the long-term success of our aggregation and securitization business.

For the year ended December 31, 2014, we incurred management fees of $2,627,592 for the year ended December 31, 2014 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $8,907,135, of which $3,247,683 was payable to our Manager and $5,659,452 was payable directly by us. Our general and administrative expenses of $2,901,076 for the year ended December 31, 2014 represent the cost of legal, accounting, auditing and consulting services. Our other operating expenses for the year totaled $2,504,741, including fulfillment and mortgage banking fees totaling $1,017,627 payable to our Manager in connection with the aggregation and securitization of loans by FOAC. A significant portion of the fee payments were utilized by our Manager to pay incentive fee compensation to our employees of our Manager deemed essential to the long-term success of our aggregation and securitization business

For the three months ended December 31, 2015, we incurred management fees of $654,861 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $4,708,544 of which $1,535,434 was payable to our Manager and $3,173,110 payable directly by us. Our general and administrative expenses of $1,840,429 for the three months ended December 31, 2015 represent the cost of legal, accounting, auditing and consulting services.

For the three months ended December 31, 2014 we incurred management fees of $747,026 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $4,032,214 of which $864,270 was payable to our Manager and $3,167,944 payable directly by us. Our general and administrative expenses of $1,539,786 for the three months ended December 31, 2015 represent the cost of legal, accounting, auditing and consulting services.

Other-Than-Temporary Impairment

We review each of our securities on a quarterly basis to determine if an OTTI change is necessary. For the year ended December 31, 2015, we recognized $3,636,431 in OTTI losses. For the year ended December 31, 2014, we did not recognize any OTTI losses. The increase in OTTI during the year ended December 31, 2015 reflected an increase in the Company’s credit loss expectations on certain legacy Non-Agency RMBS with a fair value of $25,135,350 as of year-end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 - Summary of Significant Accounting Policies of the notes to our consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $3,071,557 for year ended December 31, 2015, after accounting for preferred stock dividends of $3,522,036, representing an annualized loss of 1.62% on average stockholders' equity of $189,709,805. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the year ended December 31, 2015, our comprehensive loss attributable to common stockholders was $10,675,679 which included $7,604,122 in total other comprehensive loss. This represents an annualized loss of 5.63% on average stockholders’ equity.

For the year ended December 31, 2014, our net income attributable to common stockholders was $426,490 for after accounting for preferred stock dividends of $2,887,296, representing an annualized return of 0.26% on average stockholders' equity of $164,291,835. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statements of operations, but are instead a component of OCI. For the year ended December 31, 2014, our comprehensive income attributable to common stockholders was $18,729,794 which included $18,303,304 in total other comprehensive income. This represents an annualized gain of 11.40% on average stockholders’ equity. The decline in total comprehensive income and related return on equity for the year ended December 31, 2015 is primarily due to the increase in interest rate, mortgage market and credit spread volatility during the second half of 2015, and the more defensive investment posture that we adopted in response to this volatility.

Our net gain attributable to common stockholders was $2,588,187 for the three months ended December 31, 2015, after accounting for preferred stock dividends of $890,292, representing an annualized gain of 5.41% on average stockholders' equity of $189,667,270. For the three months ended December 31, 2015, our comprehensive loss attributable to common stockholders was $6,389,551 which included $8,351,780 in total other comprehensive loss. This represents an annualized loss of 13.37% on average stockholders’ equity.

Our net loss attributable to common stockholders was $4,493,869 for the three months ended December 31, 2014, after accounting for preferred stock dividends of $890,292, representing an annualized loss of 9.5% on average stockholders' equity of $189,857,282. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended December 31, 2013, our comprehensive loss attributable to common stockholders was $2,711,422, which included $1,782,447 in total other comprehensive income. This represents an annualized loss of 5.7% on average stockholders’ equity.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

We did not complete our IPO and concurrent private placement until March 27, 2013, which materially affects the comparability of information between the year ended December 31, 2014 and the year ended December 31, 2013.

Net Income Summary

For the year ended December 31, 2014, our net income attributable to common stockholders was $426,489 or $0.03, basic and diluted net income per average share, compared with a net gain of $3,181,603 or $0.52 basic and diluted net income per share, for the year ended December 31, 2013.  We did not complete our IPO and concurrent private placement until March 27, 2013, which materially affects the comparability of information between the year ended December 31, 2014 and the year ended December 31, 2013. The main driver of the lower net income for the current year period, as further described below, was an increase in net interest income to $18.0 million, an increase in other loss $3.1 million, an increase in total expenses to $11.5 million and an increase in dividends paid to preferred stockholders to $2.9 million for the year ended September 30, 2014, compared to net interest income of $14.2 million, other income of $6.1 million, total expenses of $4.9 million and $0.04 million of dividends paid to preferred stockholders for the year ended December 31, 2013. The increase in expenses was in large part due to an increase in general, administrative and other operating expenses directly incurred by us in connection with continuing to build out our residential whole loan operating platform, and expenses associated with our participation in two residential mortgage loan securitizations.

For the three months ended December, 2014, our net loss attributable to common stockholders was $4,493,869 or ($0.31), basic and diluted net income per average share, compared with net income of $10,700,003, or $1.45, basic and diluted net income per average share, respectively, for the three months ended December 31, 2013. The primary drivers of the lower net income were an increase in net interest income which was more than offset by an increase in other loss, expenses and dividends paid to preferred shareholders.

Interest Income and Interest Expense

An important source of income is net interest income. Our interest income (including purchased accrued interest) increased from $16,423,573 for the year ended December 31, 2013 to $45,813,213 for the year ended December 31, 2014. Our interest expense (including derivative payments made) increased from $3,658,143 for the year ended December 31, 2013 to $31,171,130 for the year ended December 31, 2014. The year-over-year increase in interest income and interest expense was a result of multiple common and preferred equity raises throughout the year, which we used in part to finance an increase in our investment portfolio, and the consolidation of the multi-family and residential mortgage loan securitization trusts.

For the three months ended December 31, 2013, our interest income (including purchased accrued interest) increased from $3,935,387 to $29,139,677 for the three months ended December 31, 2014. Our interest expense (including derivative payments made) increased from $1,336,992 for the three months ended December 31, 2013 to $24,004,321 for the three months ended December 31, 2014. The increases in both interest income and interest expense are a result of the same investment activity noted above.

Net Interest Income

Our net income, which equals interest income less interest expense, increased from $14,180,008 for the year ended December 31, 2013 to $17,971,302 for the year ended December 31, 2014, as a result of the investment activity noted above.

Our net income increased from $3,367,232 for the three months ended December 31, 2013 to $6,061,890 for the three months ended December 31, 2013, as a result of the investment activity noted above.

Other Income

For the year ended December, 2014, our other income represented a loss of $3,122,790, which primarily reflects the impact of net unrealized gain and net interest income on our Linked Transactions of $10,605,848, net realized gains on sales of investments of $3,271,592, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $1,473,485, unrealized gain on residential mortgage loans of $329,728, unrealized gain on mortgage servicing rights of $3,475,144 and other income of $59,590 which in aggregate offset net unrealized losses on interest rate hedges of $2,931,249, net realized losses of $18,214,460 on interest rate hedges, net realized loss on mortgage loans of $776,971 and net unrealized loss on residential loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $415,497. As earlier noted, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the year ended December 31, 2013, other net loss totaled $6,051,824, which primarily reflects the impact of net realized losses of $31,581,087 on sales of investments which in aggregate more than offset net unrealized gains on interest rate hedges of $878,100, net realized gains of $18,812,854 on interest rate hedges and unrealized gain and net interest income on our Linked Transactions of $5,838,309.

For the three months ended December, 2014, our other income represented a loss of $5,056,363, which primarily reflects the impact of net realized gains on sales of investments of $5,704,663, unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $1,188,157, unrealized gain on mortgage servicing rights of $3,475,144 and other income of $59,590 which in aggregate offset net unrealized loss and net interest income on our Linked Transactions of $4,853,074, net unrealized losses on interest rate hedges of $1,840,122, net realized losses of $7,442,776 on interest rate hedges, net realized loss on mortgage loans of $703,839, unrealized loss on mortgage loans held-for-sale of $237,609 and net unrealized loss on residential loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $415,497. As noted above, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations. For the three months ended December 31, 2013, other net gain totaled $8,902,211, which primarily reflects the impact of net unrealized gains on interest rate hedges of $4,052,176 and unrealized gain and net interest income on our Linked Transactions of $5,726,404 which in aggregate more than offset net realized losses of $222,321 on sales of investments and net realized losses of $654,048 on interest rate hedges.

Expenses

We incurred management fees of $2,627,592 for the year ended December 31, 2014 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $8,907,135, of which $3,247,683 was payable to our Manager and $5,659,452 was payable directly by us.  Our general and administrative expenses of $3,918,562 for the year ended December 31, 2014 represent the cost of legal, accounting, auditing and consulting services, including fulfillment and mortgage banking fees totaling $1,017,627 payable to our Manager in connection with the aggregation and securitization of loans by FOAC. A significant portion of the fee payments were utilized by our Manager to pay incentive fee compensation to employees of our Manager deemed essential to the long-term success of our aggregation and securitization business.

For the year ended December 31, 2013, we incurred management fees and other operating expenses of $1,287,077, and $3,614,677, respectively. Both management fees and other operating expenses generally increase in line with average stockholders’ equity, and this accounts for a portion of the increase in period over period expenses, with the remainder of the increase due mainly to costs associated with the continued development of our prime jumbo residential mortgage loan business.

We incurred management fees of $747,026 for the three months ended December 31, 2014 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $4,032,214, of which $864,270 was payable to our Manager and $3,167,944 was payable directly by us.  Our general and administrative expenses of $2,557,275 for the three months ended December 31, 2014 represent the cost of legal, accounting, auditing and consulting services.

For the three months ended December 31, 2013, we incurred management fees and other operating expenses of $907,035, and $619,904, respectively. Both management fees and other operating expenses generally increase in line with average stockholders’ equity, and this accounts for the increase in period over period expenses.

Net Income and Return on Equity

Our net income attributable to common stockholders was $426,489 for the year ended December 31, 2014, after accounting for preferred stock dividends of $2,887,296, representing an annualized return of 0.26% on average stockholders' equity of $164,291,835.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the year ended December 31, 2014, our comprehensive income attributable to common stockholders was $18,729,794, which included $18,303,305 in total other comprehensive income. This represents an annualized return of 11.40% on average stockholders’ equity.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, and repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of net cash provided by operating activities, cash from repurchase agreements, including warehouse facilities, and other financing arrangements. We currently finance Non-Agency and Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements, including warehouse facilities.

Our target assets, excluding those such as Multi-Family MBS that are structured as principal only securities, generate ongoing liquidity through principal and interest payments. In addition, as part of its overall investment and risk management strategies, the Company may from time to time sell certain assets and these sales are generally expected to provide additional liquidity. Certain of our assets such as Multi-Family MBS and residential mortgage loans may be subject to longer trade timelines, and as a result, market conditions could significantly and adversely affect the liquidity of our assets.

In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition.

As noted earlier, our defensive approach includes our efforts to increase liquidity, both to meet margin calls (as discussed below) and to be able to better absorb the effects on our financing from potential exits of certain of our repo counterparties from the securities trading and/or financing business. As a result of recent capital disintermediation, several large banks have announced significant reductions in personnel and rationalization of their fixed income business. We are currently in discussions with one repo counterparty which if not successfully concluded, and there can be no assurance that such discussions will be, may result in our having to move financing to other counterparties; or if none can be timely located for any specific asset, to liquidate that asset potentially at a loss.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Non-Agency and Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2015, we had unrestricted cash and cash equivalents of $26.1 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $32.3 million as of December 31, 2014.

As of December 31, 2015, net proceeds from repurchase agreements related to available-for-sale securities totaled $509.2 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.22%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. Pursuant to ASU 2014-11 as of January 1, 2015, $149.3 million of repurchase agreement financings previously accounted for on a net basis as a component of Linked Transactions were reclassified, and the gross amounts are now reported in repurchase agreements. This reclassification did not have any impact on our liquidity, since we did not previously view the repurchase agreement financings that were accounted for as a component of Linked Transactions as being linked for the purpose of managing our liquidity resources. Repurchase agreements related to held-for-sale mortgage loans totaling $9.5 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.87 % which we used to finance the acquisition of prime jumbo mortgage loans. Additionally, we had $49.7 million in outstanding secured advances from the FHLBI on a GAAP and non-GAAP basis with a weighted average borrowing rate of 0.60%. After factoring in unrestricted cash and cash equivalents, we generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of nine to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one and three times when acquiring Multi-Family MBS or New Issue Non-Agency RMBS. As of December 31, 2015, we had an overall debt-to-equity ratio of 3.2:1 on a GAAP and non-GAAP basis. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements, including warehouse facilities. As of December 31, 2015, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 12 of these lenders totaling $509.2 million, on a GAAP and non-GAAP basis.  Additionally, as of December 31, 2015, for our held-for-sale mortgage loans we had two master repurchase agreements with investment banking firms and had outstanding borrowings thereunder totaling $9.5 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of December 31, 2015, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 55%, and the weighted average haircut was 14.68% as of December 31, 2015, reflecting our previously discussed reductions in Agency RMBS which exceeded the decreases in our other target assets. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended December 31, 2015, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of December 31, 2015, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of December 31, 2015, the fair value of these non-recourse liabilities aggregated to $1,744,715,435 and they are excluded from discussion and analysis of our leverage.

On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI must terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI is prohibited from taking new advances or renewing existing maturing advances during this one-year transition period. At December 31, 2015, FOI had $49.7 million of secured FHLBI advances which as of March 15, 2016, had been fully repaid and replaced with repurchase agreements. We have initiated the redemption of FOI’s FHLBI stock which has a stated value of $2.4 million. We do not expect the Final Rule to have a material impact on our liquidity.

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

Additionally, concurrently with the commencement of our residential mortgage loan securitization business, we entered into an arrangement with our Manager in accordance with the terms of our management agreement as to the payment of certain invoices for fulfillment services that our Manager has provided, and expects to continue to provide, to us for our aggregation and securitization business that otherwise would have been provided to us by third parties. All of the invoices paid as of December 31, 2015 were paid in accordance with guidelines approved by our Audit Committee pursuant to our related party transactions policy. A significant portion of the fee payments were utilized by our Manager to pay incentive compensation to employees of our Manager deemed essential to the success of our securitization business.

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2015 to December 31, 2015.

The following table summarizes our contractual obligations for borrowings under repurchase agreements and FHLBI advances at December 31, 2015:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	509,200	509,200	-	-	-
Repurchase agreements related to held-for-sale mortgage loans	9,500	9,500
FHLB advances	49,700	49,700
Total contractual obligations	568,400	568,400	-	-	-

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP, and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. Given the financial nature of substantially all of the Company’s assets and liabilities, and the very low level of inflation, the Company does not believe inflation has had a material impact on the Company’s results of operations during the last three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of December 31, 2015 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	27	11	20
Carrying Value/ Estimated Fair Value	$121,475,111	$190,056,347	$375,333,057
Amortized Cost	$130,487,960	$184,039,923	$374,211,242
Current Par Value	$1,123,352,582	$1,207,728,258	$370,394,525
Carrying Value to Current Par	10.8%	15.7%	101.3%
Amortized Cost to Current Par	11.6%	15.2%	101.0%
Net Weighted Average Coupon	0.54%	0.30%	2.45%
3 Month CPR (3)	11.8	NA	7.0

Non-Agency RMBS Characteristics

	December 31, 2015(1)
	Legacy	Prime Jumbo New Issue
Collateral Attributes:
Weighted Average Loan Age (months)	111	17
Weighted Average Original Loan-to-Value	75.9%	68.1%
Weighted Average Original FICO (2)	697	766
Weighted Average Loan Size	361.4	848.2

Current Performance:
60+ Day Delinquencies	25.4%	0.0%
Average Credit Enhancement (3)	0.0%	12.0%

	December 31, 2015(1)
	Carrying Value	% of Non-Agency RMBS
Coupon Type
Fixed Rate	$59,750,726	49.2%
Adjustable Rate	$61,724,385	50.8%

Collateral Type
Prime	$59,750,726	49.2%
Alt-A	$54,647,473	45.0%
Subprime	$7,076,912	5.8%

Loan Origination Year
Post - 2011	$59,750,726	49.2%
2007	$25,135,350	20.7%
2006	$36,589,035	30.1%
Pre -2006	$-	0.0%

(1)	Includes our net investment in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts at December 31, 2015 on a combined, non-GAAP basis.

(2)	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at December 31, 2015 on a combined, non-GAAP basis.
(3)	Three – month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on your investments. Proceeds received on your RMBS depend on the location of our RMBS within the payments structure of each underlying security.
(4)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.
(5)	Average credit enhancement remaining on your Non –Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

The following table presents the rating of our Non-Agency RMBS at December 31, 2015, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (3)	Fair Value	% of Non-Agency RMBS
Rated AAA	$22,193,751	18.3%
Rated AA	$-	-
Rated AA-	$-	-
Rated A	$5,613,778	4.6%
Rated BBB	$6,635,247	5.5%
Rated BB	$10,906,480	9.0%
Rated B-	$1,615,086	1.3%
Rated CCC-	$4,309,922	3.5%
Rated CC	$2,766,990	2.3%
Not Rated	$67,433,857	55.5%

(3)	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security, at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at December 31, 2015 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$47,171,392	38.8%
Florida	$7,535,384	6.2%
Washington	$6,974,806	5.7%
New Jersey	$6,915,309	5.7%
Virgina	$4,805,229	4.0%

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

The following table presents the rating of our Multi-Family MBS at December 31, 2015, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated AAA	$6,809,403	3.6%
Rated BBB	$19,148,792	10.1%
Rated BBB-	$11,078,256	5.8%
Rated BB	$73,798,749	38.8%
Not Rated	$79,221,147	41.7%

Weighted Average Life Breakdown	Carrying Value

Less than one year	$-
Greater than one year and less than five years	$251,607,684.00
Greater than or equal to five years	$435,256,830.00

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2015.

December 31, 2015

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-22.80%	0.25%
+0.50%	-11.40%	0.04%
-0.50%	11.40%	-0.13%
-1.00%	19.23%	0.27%

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01 Trusts.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2015. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at December 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2015, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2015. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, as a result of the material weaknesses described below. Our principal executive officer and principal financial officer have also determined that as a result of such material weakness, and notwithstanding their prior conclusions to the contrary (originally set forth in our Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2015 and September 30, 2015, respectively), our disclosure controls and procedures were ineffective as of June 30, 2015, September 30, 2015 and December 31, 2015.

We also inadvertently omitted financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 10-K. Although it was the initial determination of our management that such omission was an immaterial deficiency in our disclosure controls and procedures, after consultation with the Staff of the SEC on this matter, our principal executive officer and principal financial officer have concluded that (notwithstanding their prior conclusions to the contrary, originally set forth in our 2014 10-K, and each of our Quarterly Reports on Form 10-Q filed during 2015) such omission rendered our disclosure controls and procedures ineffective as of December 31, 2014, and as of the end of each quarter during 2015 (this revised conclusion of ineffective disclosure controls and procedures as of the end of each quarterly period during 2015 would apply even if the material weakness which impacted the second and third quarters of 2015, as described above, did not exist).

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2015, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, and as a result of the material weakness described below, our Audit Committee concluded on March 21, 2016 that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective.

In connection with the evaluation described above and the preparation of our financial statements for inclusion in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Such material weakness did not result in any misstatements in our audited consolidated financial statements included herein for the year ended December 31, 2015, but did require adjustments during the 2015 annual (loss) audit with respect to net income (loss) attributable to common stockholders, total other comprehensive income, and basic and diluted income (loss) per share in our preliminary 2015 consolidated financial statements, and required the restatement of the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and September 30, 2015, originally included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2015, respectively (as described in detail in Note 20 to the audited consolidated financial statements included herein).

The material weakness consisted of a failure of our control over the critical timely review of account balances to determine whether the appropriate accounting policy and methodology had been applied, which in turn resulted in the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option at the inception of each transaction. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations for each of the quarter and year-to-date periods ended June 30, 2015 and September 30, 2015, respectively. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015.

As a consequence of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015, nor was it effective as of June 30, 2015 or September 30, 2015 (resulting in our principal executive officer and principal financial officer herein revising their conclusions regarding the effectiveness of our disclosure controls and procedures as of each such date, as described above).

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. As an emerging growth company, we are not currently required to obtain such attestation report.

Remedial Action

To remediate the material weakness in our internal control over financial reporting noted above (and consequent deficiencies in our disclosure controls and procedures), we are in the process of implementing certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. We are also in the process, with the assistance of an internationally recognized accounting firm, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system.

To further remediate the deficiency in disclosure controls and procedures identified in connection with the omission of 2012 financial statements from our 2014 10-K, we have contracted with an internationally recognized accounting firm to enhance our review of disclosure checklists for future filings.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, the new and enhanced systems and controls are not as yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We cannot currently estimate when such remediation will be complete, nor can we currently ascertain whether additional actions will be required, or the costs therefor.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be provided in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 (the “Proxy Statement”) and that information is incorporated herein by reference.

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

(c)	Schedules.

Schedule IV - Mortgage Loans on Real Estate.

Schedules other than the one listed above are omitted because they are not applicable or deemed not material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE OAKS INVESTMENT CORP.

March 23, 2016	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and
Chairman of the Board (Principal
Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer, President and Chairman of	March 23, 2016
/s/ David C. Carroll	the Board (Principal Executive Officer)
David C. Carroll

	Chief Financial Officer, Treasurer, Secretary and	March 23, 2016
/s/ David Oston	Director (Principal Financial Officer and Principal
David Oston	Accounting Officer)

/s/ Neil A. Cummins	Director	March 23, 2016
Neil A. Cummins

/s/ William Houlihan	Director	March 23, 2016
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 23, 2016

EXHIBIT INDEX

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013 (the “2013 1st Quarter 10-Q”)).

3.2	Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3	Articles of Amendment, increasing the aggregate number of authorized shares of Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.2 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

3.4	Second Amended and Restated Bylaws of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.2 filed with the 2013 1st Quarter 10-Q).

4.1	Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“Pre-Effective Amendment No. 1”)).

4.2	Specimen Certificate representing the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 4.2 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-191787), which was filed with the Securities and Exchange Commission on December 9, 2013).

4.3	Form of Warrant as amended and restated on August 18, 2014 (incorporated by reference to Exhibit 4.2 filed with Five Oaks Investment Corp.’s Registration Statement on Form S-3 (File No. 333-198272), which was filed with the Securities and Exchange Commission on August 20, 2014).

10.1	Management Agreement, dated as of May 16, 2012 by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. Draft Registration Statement on Form S-11 (File No. 021-178729), which was confidentially submitted with the Securities and Exchange Commission on October 19, 2012 (“DRS”)).

10.2	Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto (incorporated by reference to Exhibit 10.2 filed with Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on December 20, 2012 (“IPO S-11”)).

10.3	Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 filed with Post-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 (“Post-Effective Amendment No. 1”)).

10.4†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 filed with the Pre-Effective Amendment No. 1).

10.5	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

10.6	Form of Indemnification Agreement.*

10.7	Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 filed with Pre-Effective Amendment No. 1).

10.8	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 filed with the IPO S-11).

10.9	Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC (incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.10	Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.11 filed with Post-Effective Amendment No. 1).

10.11	Amendment No. 1, dated as of January 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.12 filed with Post-Effective Amendment No. 1).

10.12	Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 filed with Post-Effective Amendment No. 1).

10.13	Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 filed with Post-Effective Amendment No. 1).

10.14	Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014 (the “2014 February 8-K”)).

10.15	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the 2014 February 8-K).

10.16	Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “2014 August 8-K”)).

10.17	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the 2014 August 8-K).

10.18	Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the 2014 August 8-K).

10.19	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the 2014 August 8-K).

10.20	Mortgage Loan Purchase and Servicing Agreement dated as of September 26, 2014, between Five Oaks Acquisition Corp., as seller and servicing administrator, and J.P. Morgan Mortgage Acquisition Corp., as purchaser (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on October 15, 2014 (the “2014 October 8-K”)).

10.21	Assignment, Assumption and Recognition Agreement dated as of October 9, 2014, by and among J.P. Morgan Acceptance Corporation I, J.P. Morgan Mortgage Trust 2014-OAK4, J.P. Morgan Mortgage Acquisition Corp. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the 2014 October 8-K).

10.22	Form of Mortgage Loan Purchase and Interim Servicing Agreement between Aggregator 1, as purchaser, and originator, as seller, with corresponding Form of Assignment, Assumption and Recognition Agreement among Aggregator 1, as assignor, Five Oaks Acquisition Corp, as assignee, and originator (incorporated by reference to Exhibit 10.6 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2014 (the “2014 3rd Quarter 10-Q”)).

10.23	Form of Flow Sale and Interim Servicing Agreement between Aggregator 2, as purchaser, and originator, as seller and interim servicer, with corresponding Form of Assignment, Assumption and Recognition Agreement (Whole Loan Transfer), among Aggregator 2, as assignor, Five Oaks Acquisition Corp., as assignee, originator and servicer (incorporated by reference to Exhibit 10.7 to the 2014 3rd Quarter 10-Q).

10.24	Mortgage Loan Purchase and Sale Agreement, dated as of December 23, 2014, between Five Oaks Acquisition Corp. and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 12, 2015 (the “2015 January 8-K”)).

10.25	Certificate Purchase Agreement, dated December 22, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Five Oaks Acquisition Corp. and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.2 to the 2015 January 8-K).

10.26	Indemnity Letter, dated December 23, 2014, among Five Oaks Investment Corp., Credit Suisse Securities (USA) LLC and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.3 to the 2015 January 8-K).

10.27	Pooling And Servicing Agreement, dated as of December 1, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Christiana Trust, Select Portfolio Servicing, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the 2015 January 8-K).

10.28	Master Repurchase Agreement, dated as of December 30, 2014, between Bank of America, N.A. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the 2015 January 8-K).

10.29	Guaranty, dated as of December 30, 2014, by Five Oaks Investment Corp., to and for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the 2015 January 8-K).

10.30	Mortgage Loan Purchase and Sale Agreement, dated April 30, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 7, 2015 (the “2015 May 8-K”)).

10.31	Pooling And Servicing Agreement, dated as of April 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 May 8-K).

10.32

Mortgage Loan Purchase and Sale Agreement, dated November 10, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 16, 2015 (the “2015 November 8-K”)).

10.33	Pooling and Servicing Agreement, dated as of November 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 November 8-K).

10.34	Processing Services Agreement, dated May 14, 2015, between Five Oaks Investment Corp. and SS&C Technologies, Inc., as amended by the Addendum to Processing Services Agreement, dated June 10, 2015.*

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Five Oaks Investment Corp.*

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

 * Filed herewith.

†Management contract or compensatory plan or arrangement.

Index to the Consolidated Financial Statements of Five Oaks Investment Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Five Oaks Investment Corp.

We have audited the accompanying consolidated balance sheets of Five Oaks Investment Corp. (a Delaware corporation) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Oaks Investment Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 23, 2016

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $571,086,035 and $366,103,204 for
December 31, 2015 and December 31, 2014, respectively)	$571,466,581	$368,315,738
Mortgage loans held-for-sale, at fair value (includes pledged loans of $10,900,402 and $53,081,951 for December 31, 2015, and December 31, 2014, respectively)	10,900,402	54,678,382
Multi-family loans held in securitization trusts, at fair value	1,449,774,383	1,750,294,430
Residential loans held in securitization trusts, at fair value	411,881,097	631,446,984
Mortgage servicing rights, at fair value	4,268,673	-
Linked transactions, net, at fair value	-	60,818,111
Cash and cash equivalents	26,140,718	32,274,285
Restricted cash	8,174,638	11,400,645
Deferred offering costs	-	945,661
Accrued interest receivable	8,650,986	10,962,663
Dividends receivable	26,022	-
Investment related receivable	1,591,343	979,509
Derivative assets, at fair value	2,558,350	21,550
FHLB stock	2,403,000
Other assets	530,468	71,599

Total assets	$2,498,366,661	$2,922,209,557

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$509,231,000	$544,614,000
Mortgage loans held-for-sale	9,504,457	50,263,852
FHLB Advances	49,697,000	-
Multi-family securitized debt obligations	1,364,077,012	1,670,573,456
Residential securitized debt obligations	380,638,423	432,035,976
Derivative liabilities, at fair value	-	2,289,058
Accrued interest payable	6,574,699	8,238,924
Dividends payable	39,132	39,132
Fees and expenses payable to Manager	842,903	1,062,000
Other accounts payable and accrued expenses	267,507	295,029

Total liabilities	2,320,872,133	2,709,411,427

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,656,394 and 14,718,750 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	146,269	146,953
Additional paid-in capital	189,037,842	189,332,874
Accumulated other comprehensive income (loss)	(395,771)	7,208,351
Cumulative distributions to stockholders	(55,803,240)	(32,406,541)
Accumulated earnings	7,352,456	11,359,521

Total stockholders' equity	177,494,528	212,798,130

Total liabilities and stockholders' equity	$2,498,366,661	$2,922,209,557

(1)	Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIE's) as the Company is the primary beneficiary of these VIEs. As of December 31, 2015 and December 31, 2014, assets of consolidated VIEs totaled $1,868,482,556 and $2,389,784,101, respectively, and the liabilities of consolidated VIEs totaled $1,750,916,265 and $2,180,936,221, respectively

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014	2013

Revenues:
Interest income:
Available-for-sale securities	$24,298,156	$16,560,338	$16,411,730
Mortgage loans held-for-sale	2,097,702	3,634,264	-
Multi-family loans held in securitization trusts	68,016,595	21,158,102	-
Residential loans held in securitization trusts	19,986,204	4,438,634	-
Cash and cash equivalents	16,351	21,274	11,843
Interest expense:
Repurchase agreements - available-for-sale securities	(6,467,312)	(2,661,329)	(2,243,565)
Repurchase agreements - mortgage loans held-for-sale	(1,323,892)	(2,203,961)	-
Multi-family securitized debt obligations	(62,157,176)	(19,400,851)	-
Residential securitized debt obligations	(13,156,912)	(3,575,168)	-

Net interest income	31,309,716	17,971,303	14,180,008

Other-than-temporary impairments
Increase in credit reserves	(745,492)	-	-
Additional other-than-temporary credit impairment losses	(2,890,939)	-	-

Total impairment losses recognized in earnings	(3,636,431)	-	-

Other income:
Realized gain (loss) on sale of investments, net	(533,832)	3,271,592	(31,581,087)
Change in unrealized gain (loss) on fair value option securities	(1,041,649)	-	-
Change in unrealized gain (loss) and net interest income from Linked Transactions	-	10,605,848	5,838,309
Realized gain (loss) on derivative contracts, net	(12,024,730)	(18,214,460)	18,812,854
Change in unrealized gain (loss) on derivative contracts, net	4,909,858	(2,931,249)	878,100
Realized gain (loss) on mortgage loans held-for-sale	1,216,314	(776,971)	-
Change in unrealized gain (loss) on mortgage loans held-for-sale	(197,179)	329,728	-
Change in unrealized gain (loss) on mortgage servicing rights	(671,957)	-	-
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	6,097,000	1,473,485	-
Change in unrealized gain (loss) on residential loans held in securitization trusts	(8,153,474)	3,059,647	-
Mortgage servicing income	211,878	-	-
Other income	85,726	59,590	-

Total other income (loss)	(10,102,045)	(3,122,790)	(6,051,824)

Expenses:
Management fee	2,774,432	2,627,592	1,287,077
General and administrative expenses	6,660,934	2,901,076	992,115
Operating expenses reimbursable to Manager	4,980,348	3,247,683	2,103,223
Other operating expenses	2,448,439	2,504,741	288,416
Compensation expense	256,608	253,635	230,923

Total expenses	17,120,761	11,534,727	4,901,754

Net income before provision for income taxes	450,479	3,313,786	3,226,430
(Provision for) benefit from income taxes	-	-	-
Net income (loss)	450,479	3,313,786	3,226,430

Dividends to preferred stockholders	(3,522,036)	(2,887,296)	(44,827)

Net income (loss) attributable to common stockholders	$(3,071,557)	$426,490	$3,181,603

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(3,071,557)	$426,490	$3,181,603
Weighted average number of shares of common stock outstanding	14,721,074	12,358,587	6,132,702
Basic and diluted income (loss) per share	$(0.21)	$0.03	$0.52
Dividends declared per share of common stock	$1.35	$1.47	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2015	2014	2013

Net income	$450,479	$3,313,786	$3,226,430

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities	(14,776,266)	10,845,303	(12,094,479)
Reclassification adjustment for net gain (loss) included in net income	1,969,108	7,458,001	(1,434,472)
Reclassification adjustment for other-than-temporary impairments included in net income	745,492	-	-
Reclassification cumulative adjustment for Linked Transactions	4,457,544	-	-

Total other comprehensive income (loss)	(7,604,122)	18,303,304	(13,528,951)

Less: Dividends to preferred stockholders	(3,522,036)	(2,887,296)	(44,827)

Comprehensive income (loss) attributable to common stockholders	$(10,675,679)	$18,729,794	$(10,347,348)

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity
Balance at January 1, 2013	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720
Issuance of common stock, net	-	-	5,700,000	57,000	83,953,040	-	-	-	84,010,040
Issuance of preferred stock, net	800,100	18,060,898	-	-	-	-	-	-	18,060,898
Redemption of preferred stock, net	(100)	-			(110,000)				(110,000)
Restricted stock compensation expense	-	-	33,000	-	125,923	-	-	-	125,923
Net income	-	-	-	-	-	-	-	3,226,430	3,226,430
Other comprehensive income (loss)	-	-	-	-	-	(13,528,951)	-	-	(13,528,951)
Common dividends declared	-	-	-	-	-	-	(10,082,871)	-	(10,082,871)
Preferred dividends declared	-	-	-	-	-	-	(44,827)	-	(44,827)
Balance at December 31, 2013	800,000	$18,060,898	7,389,250	$73,563	$110,129,489	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362

Issuance of common stock, net	-	-	7,339,000	73,390	79,189,928	-	-	-	79,263,318
Issuance of preferred stock, net	810,000	19,096,074	-	-	-	-	-	-	19,096,074
Restricted stock compensation expense	-	-	(9,500)	-	13,457	-	-	-	13,457
Net income	-	-	-	-	-	-	-	3,313,786	3,313,785
Other comprehensive income (loss)	-	-	-	-	-	18,303,304	-	-	18,303,305
Common dividends declared	-	-	-	-	-	-	(18,229,875)	-	(18,229,875)
Preferred dividends declared	-	-	-	-	-	-	(2,887,296)	-	(2,887,296)
Balance at December 31, 2014	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,351	$(32,406,541)	$11,359,521	$212,798,130

Issuance of common stock, net	-	-	-	-	-	-	-	-	-
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Purchase of treasury stock, net	-	-	-	(684)	(358,307)	-	-	-	(358,991)
Restricted stock compensation expense	-	-	-	-	63,275	-	-	-	63,275
Net income	-	-	-	-	-	-	-	450,479	450,479
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	(14,776,266)	-	-	(14,776,266)
Reclassification adjustment for net gain (loss) in net income						1,969,108			1,969,108
Reclassification cumulative adjustments for Linked Transactions						4,457,544		(4,457,544)	-
Reclassification adjustment for other-than-temporary impairments included in net income						745,492			745,492
Common dividends declared	-	-	-	-	-	-	(19,874,663)	-	(19,874,663)
Preferred dividends declared	-	-	-	-	-	-	(3,522,036)	-	(3,522,036)
Balance at December 31, 2015	1,610,000	$37,156,972	14,718,750	$146,269	$189,037,842	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$450,479	$3,313,786	$3,226,430
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	3,636,431	-	-
Amortization/accretion of available-for-sale securities premiums and discounts, net	(13,210,849)	(4,705,639)	(1,974,765)
Realized loss on sale of investments, net	533,832	3,877,356	33,931,298
Unrealized (gain) loss on fair value option securities	1,041,649	-	-
Unrealized (gain) loss on Linked Transactions, net	-	1,966,726	(2,364,354)
Realized (gain) loss on derivative contracts	12,024,730	18,214,460	(18,812,854)
Unrealized (gain) loss on derivative contracts	(4,909,858)	2,931,249	(878,100)
Realized (gain) loss on mortgage loans held-for-sale	(1,216,314)	776,971	-
Unrealized (gain) loss on mortgage loans held-for-sale	197,179	(329,728)	-
Unrealized (gain) loss on mortgage servicing rights	671,957	-	-
Unrealized (gain) loss on multi-family loans held in securitization trusts	(6,097,000)	(1,473,485)	-
Unrealized (gain) loss on residential loans held in securitization trusts	8,153,474	(3,059,647)	-
Restricted stock compensation expense	63,275	13,457	125,923
Net change in:
Accrued interest receivable	1,204,188	(1,874,785)	(855,827)
Deferred offering costs	945,661	187,457	-
Dividends receivable	(26,022)	-	-
Other assets	(458,869)	(5,052)	(66,547)
Accrued interest payable	(693,848)	501,584	208,795
Fees and expenses payable to Manager	(219,097)	732,000	297,279
Other accounts payable and accrued expenses	(27,522)	(322,485)	490,650

Net cash provided by operating activities	2,063,476	20,744,225	13,327,928

Cash flows from investing activities:
Purchase of available-for-sale securities	(241,590,864)	(521,681,124)	(1,123,204,838)
Purchase of mortgage loans held-for-sale	(502,308,627)	(451,629,615)	-
Purchase of mortgage servicing rights	(4,940,630)	-	-
Purchase of FHLB stock	(2,403,000)	-	-
Proceeds from mortgage loans held-for-sale	531,673,280	388,053,342	-
Proceeds from sales of available-for-sale securities	333,672,932	296,246,293	678,640,520
Net proceeds from (payments for) derivative contracts	(11,940,730)	(17,878,460)	18,419,521
Principal payments from available-for-sale securities	70,476,212	45,077,314	35,121,878
Principal payments from mortgage loans held-for-sale	15,432,462	8,450,648	-
Investment related receivable	-	506,892	(506,892)
Restricted cash	3,226,007	1,942,528	(11,409,783)

Net cash provided by (used) in investing activities	191,297,042	(250,912,182)	(402,939,594)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	79,263,318	84,000,000
Net proceeds from issuance of preferred stock	-	19,096,074	18,070,938
Redemption of preferred stock	-	-	(110,000)
Purchase of treasury stock	(358,991)		-
Change in deferred offering costs	-	(1,133,118)	1,037,386
Dividends paid on common stock	(19,874,663)	(18,229,875)	(10,303,705)
Dividends paid on preferred stock	(3,522,036)	(2,890,665)	(2,326)
Proceeds from repurchase agreements - available-for-sale securities	5,951,792,999	4,528,080,286	4,116,258,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	66,937,322	401,295,517	-
Proceeds from FHLBI advances	155,497,000	-	-
Payments for FHLBI advances	(105,800,000)	-	-
Principal repayments of repurchase agreements - available-for-sale securities	(6,136,468,999)	(4,395,638,286)	(3,767,509,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(107,696,717)	(351,031,665)	-
Net cash received (paid) on securities underlying Linked Transactions	-	(117,544,275)	(69,567,455)
Net cash received from repurchase agreements underlying Linked Transactions	-	88,112,000	47,192,000

Net cash provided (used in) by financing activities	(199,494,085)	229,379,311	419,065,838

Net increase (decrease) in cash and cash equivalents	(6,133,567)	(788,646)	29,454,172

Cash and cash equivalents, beginning of year	32,274,285	33,062,931	3,608,759

Cash and cash equivalents, end of year	$26,140,718	$32,274,285	$33,062,931

Supplemental disclosure of cash flow information
Cash paid for interest	$8,554,565	$4,363,706	$4,528,172

Non-cash investing and financing activities information
Restricted stock compensation expense	$63,275	$13,457	$125,923
Dividends declared but not paid at end of period	$39,132	$39,132	$42,501
Net change in unrealized gain (loss) on available-for-sale securities	$(7,604,122)	$18,303,304	$(13,528,951)
Consolidation of multi-family loans held in securitization trusts	$1,455,155,339	$1,677,847,006	$-
Consolidation of residential loans held in securitization trusts	$413,327,217	$507,423,695	$-
Consolidation of multi-family securitized debt obligations	$1,369,124,789	$1,676,373,521	$-
Consolidation of residential securitized debt obligations	$381,791,476	$433,698,636	$-
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$210,238,658	$-	$-
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$149,293,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

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
December 31, 2015

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At December 31, 2015, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and two residential mortgage loan transactions (CSMC 2014-OAK1 and JPMMT 2014-OAK4), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2012-KF01 trust, the Company determined that it continues to be the primary beneficiary of an intermediate trust that has the power to direct the activities and the obligations to absorb losses of the FREMF 2012-KF01 trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. At December 31, 2015 and December 31, 2014, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $92,107,727 and $53,485,053, respectively and Multi-Family MBS $104,025,797 and $0, respectively).

GAAP also requires us to consider whether  securitizations we sponsor and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, we transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The associated gain of $939,887 is recorded as a component of Realized gain (loss) on mortgage loans held-for-sale on our statement of operations for the year ended December 31, 2015. We also determined that we were not the primary beneficiary of these VIEs because we lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with a fair value of $30,383,343 at December 31, 2015 (December 31, 2014: $0). This amount is included in Available-for-sale securities on the Company’s consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held in bank accounts on an overnight basis and other short term deposit accounts with banks having original maturities of 90 days or less. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

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

Deferred Offering Costs

In accordance with Accounting Standards Codification (“ASC”) Subtopic 505-10, the direct costs incurred to issue shares classified as equity, such as legal and accounting fees, should be deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares are recorded as an asset in the accompanying consolidated balance sheets in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering.

To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

The Company filed three S-3 registration statements during 2014 and 2015: a “universal” shelf for primary offering of securities, a “secondary shelf” for resales of the company’s securities by security holders and a “DRIP” shelf to allow holders of common stock to receive dividends in additional shares of common stock. To the extent the Company determines that securities will not be, or will no longer be, issued under one or more of these shelves, the Company will evaluate the extent to which such costs may not be recoverable, and if deemed non-recoverable, such costs will be expensed. See Note 15 for additional detail on amounts expensed in the year ended and December 31, 2015.

Deferred Securitization Costs

Certain direct costs associated with the acquisition of residential mortgage loans are payable by the Company in advance of the subsequent securitization of these loans. To the extent that such costs, if any, are expected to be recovered at the time of a forthcoming securitization, payments made by the Company in respect of such costs if any are recorded as an asset in the Company’s consolidated balance sheets in the line item “Deferred securitization costs”, for subsequent deduction from the securitization proceeds upon the closing of that securitization.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Available-for-Sale Securities, at Fair Value

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s available-for-sale (“AFS”) securities portfolio, with the exception of Non-Agency RMBS IOs (as further described below), is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments - Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income will flow though the “Interest Income” line item on the consolidated statement of operations.

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 and ASC 310-30 (generally Non-Agency RMBS and Multi-Family MBS). In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company applies the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance.

Subsequent increases in cash flows expected to be collected are generally recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the extent that such decreases are due, at least in part, to an increase in credit loss expectations (“credit impairment”). To the extent that decreases in cash flows expected to be collected are the result of factors other than credit impairment, for example a change in rate of prepayments, such changes are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

The Company’s accrual of interest, discount and premium for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

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

Impairment

The Company evaluates its MBS, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, an OTTI should be recognized to the extent that a decrease in future cash flows expected to be collected is due, at least in part, to an increase in credit impairment. A decrease in future cash flows due to factors other than credit, for example a change in the rate of prepayments, is considered a non-credit impairment. The full amount of the difference between the security’s previous and new cost basis resulting from credit impairment is recognized currently in earnings, and the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method. Decreases in cash flows expected to be collected resulting from non-credit impairment are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

Mortgage Loans Held-for-Sale, at Fair Value

Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 – Fair Value Measurements for details on fair value measurement. Mortgage loans are currently classified as held-for-sale based upon the Company’s intent to sell them either in the secondary whole loan market or to include them in a securitization, including transfers to a securitization entity that the Company sponsors and expects to be accounted for as sales for financial reporting purposes.

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, as of December 31, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the four trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 – Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mortgage Servicing Rights and Excess Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company has purchased and subsequently sold or securitized. MSRs are held and managed at our TRS. As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. See Note 3 – Fair Value Measurement below for additional detail. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does directly service any residential mortgage loans.

MSR income is recognized at the contractually agreed rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with which the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

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

Non-Agency RMBS IOs, at Fair Value

Non-Agency RMBS IOs that the Company owns are associated with residential mortgage loan securitizations that the Company sponsors, and are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Interest income on IOs is recognized at the contractually agreed rate, and changes in fair value are recognized in the Company’s consolidated statement of operations.

Repurchase Agreements

The Company finances the acquisition of certain of its mortgage-backed securities through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates at a specified margin over LIBOR and are generally uncommitted. In accordance with ASC 860 “Transfers and Servicing” the Company accounts for the repurchase agreements, other than those that were treated as Linked Transactions (see Note 3 – Accounting for Derivative Financial Instruments – Non-Hedging Activity/Linked Transactions below), as collateralized financing transactions and they are carried at their contractual amounts, as specified in the respective agreements. The contractual amounts approximate fair value due to their short-term nature.

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

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, FOI, became a member of FHLBI. As a member of FHLBI, FOI borrowed funds from FHLBI in the form of secured advances (“FHLB advances”). FHLB advances are treated as secured financing transactions and are carried at their contractual amounts. In connection with FHLB advances, FOI was required to purchase FHLBI stock, which is recorded on the Company’s consolidated balance sheet as an asset.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Common Stock

At December 31, 2015, and December 31, 2014, the Company was authorized to issue up to 450,000,000 share of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 14,656,394 shares of common stock issued and outstanding at December 31, 2015 and 14,718,750 at December 31, 2014.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (or, Repurchase Program), to repurchase up to $10 million of our outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. Through December 31, 2015 we had repurchased 68,356 shares of common stock under the Repurchase Program.

Preferred Stock

At December 31, 2015, and December 31, 2014, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of common stock issued and outstanding at both December 31, 2015 and December 31, 2014.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. So long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its net taxable income to stockholders and maintains its qualification as a REIT.

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

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company does not have any material uncertain tax positions at this time. The Company's accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions as of the balance sheet date.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain activities of the Company are conducted through a TRS and therefore are taxed as a standalone U.S. C-Corporation. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Comprehensive Income (Loss) Attributable to Common Stockholders

Comprehensive income (loss) is comprised of net income, as presented in the consolidated statement of comprehensive income (loss), adjusted for changes in unrealized gain or loss on AFS securities (excluding Non-Agency RMBS IOs), reclassification adjustments for net gain (loss) and other-than-temporary impairments included in net income, reclassification adjustment for Linked Transactions, and dividends paid to preferred stockholders.

Recently Issued and/or Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015, deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. The Company has determined the ASU will not have a material impact on the Company’s financial condition or results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued ASU No. 2014-11, which requires repurchase-to-maturity transactions to be accounted for as secured borrowings, eliminates the existing guidance for repurchase financings, and requires new disclosures for certain transactions accounted for as secured borrowings and sales. This ASU is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning on or after March 15, 2015. Adoption of this ASU did not have any impact on the Company’s financial condition or stockholders’ equity. However, adoption of this ASU did impact the comparability of our consolidated balance sheet as of December 31, 2015, and the comparability of our consolidated statement of operations, consolidated statement of Comprehensive income (loss), and our consolidated statements of Cash Flows, for the year ending December 31, 2015, with those of prior years.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU requires certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption of this ASU was applied, which did not have a material impact on the Company’s financial condition or results of operations, but did impact financial statement disclosures as further described in Note 3.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015, with early adoption permitted. Early adoption of this ASU did not have a material impact on the Company's financial condition or results of operations.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial condition. The Company has early adopted ASU 2015-17 as of December 31, 2015, on a retrospective basis, based on the ASU’s intention to simplify the financial presentation of deferred taxes. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. The Company has determined this ASU will not have a material impact on the Company's financial condition or results of operation.

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

Available-for-sale Securities

The Company currently invests in Non-Agency RMBS, Agency RMBS and Multi-Family MBS.

Designation

The Company classifies its MBS securities as AFS investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of the overall management of its portfolio. All assets classified as AFS, except Non-Agency RMBS IOs, are reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of shareholders' equity. As the result of a fair value election, unrealized gains and losses on Non-Agency RMBS IOs are recorded in the Company’s consolidated statement of operations.

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
December 31, 2015

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

The Company obtains pricing data from a primary third-party pricing service for each Non-Agency RMBS, Agency RMBS and Multi-Family MBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company determines that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific security can be traded in the normal course of business. In making such determination, the Company follows a series of steps, including review of collateral marks from margin departments of repo counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield analysis of each Non-Agency RMBS and Multi-Family MBS based on the pricing data from the primary third-party service data, and a yield analysis of each Non-Agency RMBS and Multi-Family MBS based on the pricing data from the primary third-party service and the Company’s cash flow assumptions.

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

The Company has elected the fair value option for residential mortgage loans it has acquired and classifies as HFS. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront and costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in unrealized gain (loss) on mortgage loans held-for-sale on the consolidated statements of operations. The fair value option is irrevocable once the loan is acquired.

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

The Company obtains pricing data from a primary third-party pricing service for each mortgage loan. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company determines that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of the price at which a specific loan can be traded in the normal course of business, and/or is materially divergent from the price at which the Company would be willing to purchase such a loan in the normal course of its business.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

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

Determination of Fair Value

The Company determines the fair value of its MSRs and excess servicing rights from third-party pricing services. The third-party pricing services use common market pricing methods that include market discount rates, prepayment speeds of serviced loans, the market cost of servicing, and observed market pricing for MSR purchase and sale transactions. Changes in the fair value of MSRs occur primarily as a result of the collection and realization of expected cash flows, as well as changes in valuation inputs and assumptions.

The Company obtains MSR pricing data from a primary third-party pricing service, and validates its understanding of methodology and assumptions underlying the fair value used. Fair values are estimated based on applying inputs to generate the net present value of estimated net servicing income, and as a consequence of the fact that these discounted cash flow models utilize certain significant unobservable inputs and observable MSR purchase and sale transactions are relatively infrequent, the Company classifies MSRs as a Level 3 asset.

See Note 12 for a further presentation on MSRs and excess servicing rights.

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of December 31, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

Determination of Fair Value

As noted, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust. The trusts are “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each of the trusts is more observable, but in either case, the methodology results in the fair value of the assets of each of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of each of the trusts is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Multi-Family MBS, while the individual assets of each of the trusts are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of the trust liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust as of December 31, 2015. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within each of the trusts. As the result of the Company’s determination that it is not the primary beneficiary of Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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
December 31, 2015

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

Non-Hedging Activity – Linked Transactions

With effect from January 1, 2015, ASU 2014-11 changed the basis on which the Company accounts for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which the Company accounts for secured borrowings. Accordingly, the assets and repurchase agreements which encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements respectively.

Prior to adoption of ASU 2014-11, it was presumed that the initial transfer of a financial asset (i.e. the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction”, unless certain criteria are met. The two components of a linked transaction (MBS purchase and repurchase financing) were accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s consolidated balance sheet in the line item “Linked Transactions, net, at fair value”. Changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense were reported as “Unrealized gain and net interest income from Linked Transactions”, on the Company’s consolidated statement of operations. When or if a transaction was no longer considered to be linked, the MBS and repurchase financing were reported on a gross basis. In this case, the fair value of the MBS at the time the transactions were no longer considered linked became the cost basis of the MBS, and the income recognition yield for such MBS was calculated prospectively using this new cost basis. See Notes 10 and 11, for additional detail on the impact of the adoption of this ASU, including a description of the cumulative effect adjustment to retained earnings of the adoption of the ASU.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

FHLBI stock, which FOI is required to purchase under a borrowing agreement with FHLBI, is redeemable (subject to FHLBI approval) at face value, which represents the carrying value and fair value of the stock.

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

With effect from January 1, 2015, ASU 2014-11 changed the basis on which the Company accounts for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which the Company accounts for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, the Company’s GAAP financial statements as of and for the period ended December 31, 2015 are not directly comparable to prior period GAAP financials.

The following table presents the Company’s AFS investment securities by collateral type at fair value as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$148,760,159	$162,344,627
Federal National Mortgage Association	182,867,134	152,486,058
Government National Mortgage Association	43,705,764	-
Non-Agency	92,107,727	53,485,053
Multi-Family	104,025,797	-
Total mortgage-backed securities	$571,466,581	$368,315,738

For additional information on the extent to which AFS securities are pledged as collateral for borrowings, see Note 10.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Agency	Non-Agency (1)	Multi-Family	Total
Face Value	$370,394,525	$116,954,842	$138,829,925	$626,179,292
Unamortized premium	5,745,862	80,257	-	5,826,119
Unamortized discount
Designated credit reserve and OTTI (2)		(8,891,565)	-	(8,891,565)
Net, unamortized	(1,929,145)	(22,101,062)	(33,250,068)	(57,280,275)
Amortized Cost	374,211,242	86,042,472	105,579,857	565,833,571
Gross unrealized gain	3,234,673	1,099,957	913,556	5,248,186
Gross unrealized (loss)	(2,112,858)	(1,808,973)	(2,467,616)	(6,389,447)
Fair Value	$375,333,057	$85,333,456	104,025,797	$564,692,310

	December 31, 2014
	Agency	Non-Agency	Total
Face Value	$309,790,551	$76,672,548	$386,463,099
Unamortized premium	4,796,106	-	4,796,106
Unamortized discount
Designated credit reserve (2)	-	(12,697,796)	(12,697,796)
Net, unamortized	(2,244,687)	(15,209,335)	(17,454,022)
Amortized Cost	312,341,970	48,765,417	361,107,387
Gross unrealized gain	3,670,643	4,732,247	8,402,890
Gross unrealized (loss)	(1,181,928)	(12,611)	(1,194,539)
Fair Value	$314,830,685	$53,485,053	$368,315,738

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $428,230,275, book value of $7,815,919, unrealized loss of $1,041,649 and a fair value of $6,774,271.
(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2015 reflect Credit Reserve of $745,492 and OTTI of $2,890,939.

At December 31, 2015, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI losses through earnings of $3,636,431 on four Non-Agency RMBS for the year ended December 31, 2015. The Company did not recognize any credit-related OTTI losses for the years ended December 31, 2014.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
	2015	2014	2013
Cumulative credit loss at beginning of year	$-	$-	$-

Additions:
Initial increase in credit reserves	(745,492)	-	-
Initial additional other-than-temporary credit impairment losses	(2,890,939)	-	-

Reductions:
For securities sold decrease in credit reserves	-	-	-
For securities sold decrease in other-than-temporary impairment	-	-	-

Cumulative credit loss at end of year	$(3,636,431)	$-	$-

Unrealized losses on the Company’s Non-Agency RMBS were $1.8 million at December 31, 2015 (2014: $12,611; 2013: $0). Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit factors, including changes in the rate of prepayments.

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2015 and December 31, 2014. At December 31, 2015, the Company held 67 AFS securities, of which 35 were in an unrealized loss position for less than twelve consecutive months and 5 were in an unrealized loss position for more than twelve months. At December 31, 2014, the Company held 73 AFS securities, of which 2 were in an unrealized loss position for less than twelve consecutive months and 6 were in an unrealized loss position for more than twelve months:

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2015	$348,120,251	$(5,983,726)	$6,939,257	$(405,720)	$355,059,508	$(6,389,446)
December 31, 2014	$5,109,181	$(22,571)	$112,331,188	$(1,171,968)	$117,440,369	$(1,194,539)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities, inclusive of securities previously booked as linked, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
AFS securities sold, at cost	$267,741,325	$462,470,753	$717,309,717
Proceeds from AFS securities sold	267,567,905	466,239,975	687,203,605
Net realized gain (loss) on sale of AFS securities	$(173,420)	$3,769,222	$(30,106,112)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the fair value of AFS investment securities by rate type as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Agency	Non-Agency	Multi-Family		Total
Adjustable rate	$360,057,377	$92,107,727	$		$452,165,104
Fixed rate	15,275,680	-		104,025,797	119,301,477
Total	$375,333,057	$92,107,727		$104,025,797	$571,466,581

	December 31, 2014
	Agency	Non-Agency	Total
Adjustable rate	$229,648,342	$53,485,053	$283,133,395
Fixed rate	85,182,343	-	85,182,343
Total	$314,830,685	$53,485,053	$368,315,738

The following tables present the fair value of AFS investment securities by maturity date as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Less than one year	$211,800,340	$-
Greater than one year and less than five years	359,666,241	35,855,146
Greater than or equal to five years		332,460,592
Total	$571,466,581	$368,315,738

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

The following tables present the changes for the years ended December 31, 2015 and year ended December 31, 2014 of the unamortized net discount and designated credit reserves on the Company’s MBS.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	(12,697,796)	(17,454,022)	(30,151,818)
Cumulative-effect adjustment for Linked Transactions(1)	(36,627,321)	(47,091,958)	(83,719,279)
Adjusted beginning Balance as of January 1, 2015	$(49,325,117)	$(64,545,980)	$(113,871,097)
Acquisitions	-	(24,446,013)	(24,446,013)
Dispositions		20,963,895	20,963,895
Accretion of net discount	30,201,676	13,061,839	43,263,515
Realized gain (loss) on paydowns	-	226,553	226,553
Realized credit losses	10,582,246	(2,890,939)	7,691,307
Addition to credit reserves	(2,669,938)	2,669,938	-
Release of credit reserves	2,319,568	(2,319,568)	-
Ending balance at December 31, 2015	$(8,891,565)	$(57,280,275)	$(66,171,840)

(1)	As further described in Note 11, pursuant to ASU 2014-11, with effect from January 1, 2015, AFS securities previously reported as a component of Linked Transactions were disaggregated and accounted for on a gross basis as AFS securities.

	December 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2014	$(16,126,355)	$(22,400,380)	$(38,526,735)
Acquisitions	-	(2,361,186)	(2,361,186)
Accretion of net discount	559,860	1,667,828	2,227,688
Realized gain on paydowns	-	4,760,729	4,760,729
Realized credit losses	-	223,212	223,212
Release of credit reserves	2,868,699	-	2,868,699
Ending balance at December 31, 2014	-	655,775	655,775
	$(12,697,796)	$(17,454,022)	$(30,151,818)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities, except Non-Agency RMBS IOs, are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss). For the year ended December 31, 2015, the Company had unrealized gains (losses) on AFS securities of ($7,763,200). For the years ended December 31, 2014, and December 31, 2013, the Company had unrealized gains (losses) on AFS securities of $18,303,304 and ($10,347,348), respectively.

The following tables present components of interest income on the Company’s AFS securities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Year Ended December 31, 2015
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$7,286,166	$241,550	$7,527,716
Non-Agency	2,357,814	7,653,839	10,011,653
Multi-Family	1,443,326	5,315,461	6,758,787
Total	$11,087,306	$13,210,850	$24,298,156

	Year Ended December 31, 2014
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$11,409,239	$603,547	12,012,786
Non-Agency	261,050	4,077,481	4,338,531
Multi-Family	184,411	24,610	209,021
Total	$11,854,700	$4,705,638	$16,560,338

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Year Ended December 31, 2013
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$14,266,215	$(716,788)	$13,549,427
Non-Agency	170,751	2,691,552	2,862,303
Multi-Family	-	-	-
Total	$14,436,966	$1,974,764	$16,411,730

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Unpaid principal balance	$10,767,856	$54,348,654
Fair value adjustment	132,546	329,728
Carrying value	$10,900,402	$54,678,382

At December 31, 2015 and December 31, 2014, the Company pledged mortgage loans with a fair value of $10.9 million and $54.7 million, respectively, as collateral for repurchase or warehouse agreements. See Note 10 - Borrowings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of December 31, 2015 are as follows:

	December 31, 2015
	Fair Value	% of Loan Portfolio
Texas	$2,258,505	20.7%
Arizona	1,830,083	16.8%
Massachusetts	1,397,178	12.8%
California	1,298,820	11.9%
Minnesota	1,083,024	9.9%
New York	719,707	6.6%
Pennsylvania	649,290	5.9%
North Carolina	602,630	5.5%
Illinois	551,925	5.1%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $86,030,550 at December 31, 2015.

The consolidated balance sheet of the FREMF trusts at December 31, 2015 and December 31, 2014:

Balance Sheets	December 31, 2015	December 31, 2014
Assets
Multi-family mortgage loans held in securitization trusts	$1,449,774,383	1,750,294,430
Receivables	5,380,956	6,012,642

Total assets	$1,455,155,339	1,756,307,072

Liabilities and Equity
Multi-family securitized debt obligations	$1,364,077,012	1,670,573,456
Payables	5,047,777	5,800,065
	$1,369,124,789	1,676,373,521
Equity	86,030,550	79,933,551

Total liabilities and equity	$1,455,155,339	1,756,307,072

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,371,258,074 at December 31, 2015 and $1,637,721,473 at December 31, 2014. The multi-family securitized debt obligations had an unpaid principal balance of $1,371,258,074 at December 31, 2015 and $1,637,721,473 at December 31, 2014.

The consolidated statements of operations of the FREMF trusts for the year ended December 31, 2015 and for the period from date of consolidation to December 31, 2014 are as follows

Statements of Operation	December 31, 2015	For the period from date of consolidation to December 31, 2014*
Interest income	$68,016,595	21,158,102
Interest expense	(62,157,176)	(19,400,851)
Net interest income	$5,859,419	1,757,251
General and administrative fees	(3,249,208)	(1,086,165)
Unrealized gain (loss) on multi-family loans held in securitization trusts	6,097,000	1,473,484
Net Income	$8,707,211	2,144,570

*	The Company consolidated the first trust in September, 2014 and the second trust in October, 2014.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 6 – THE FREMF TRUSTS (continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of December 31, 2015:

December 31, 2015
Texas	19.3%
New York	13.2%
California	12.2%
Washington	7.1%
Colorado	6.4%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net fair value of $31,535,741 at December 31, 2015.

The consolidated balance sheet of the residential mortgage loan securitization trusts at December 31, 2015 and December 31, 2014:

Balance Sheets	December 31, 2015	December 31, 2014
Assets
Residential mortgage loans held in securitization trusts	$411,881,097	631,446,984
Receivables	1,446,120	2,030,045

Total assets	$413,327,217	633,477,029

Liabilities and Equity
Residential securitized debt obligations	$380,638,423	502,900,040	(1)
Payables	1,153,053	1,662,660
	$381,791,476	504,562,700
Equity	31,535,741	128,914,329

Total liabilities and equity	$413,327,217	633,477,029

(1)	Includes $70,864,063 of residential securitized debt obligations sold but not settled as of December 31, 2014.

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $411,650,561 at December 31, 2015 and $606,835,758 at December 31, 2014. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $411,650,561 at December 31, 2015 and $606,835,758 at December 31, 2014.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

The consolidated statements of operations of the residential mortgage loan securitization trusts for the year ended December 31, 2015 and for the period from date of consolidation to December 31, 2014 are as follows:

Statements of Operation	December 31, 2015	For the period from date of consolidation to December 31, 2014*
Interest income	$19,986,204	4,438,633
Interest expense	(13,156,912)	(3,575,168)
Net interest income	$6,829,292	863,465
General and administrative fees	(635,547)	(44,267)
Unrealized gain (loss) on residential loans held in securitization trusts	(8,153,474)	3,059,647
Net Income	$(1,959,729)	3,878,845

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of December 31, 2015:

December 31, 2015
California	45.5%
Washington	13.3%
Massachussetts	6.4%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust, JPMMT 2014-OAK4 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the trusts in its financial statements as of and for the period ending December 31, 2015. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7. As further described in Note 2, GAAP also requires us to consider whether securitizations the Company sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with a fair value of $30,383,343 at December 31, 2015. This amount is included in Available-for-Sale securities, which are further describe in Note 4.

NOTE 9 – RESTRICTED CASH

As of December 31, 2015, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 9 – RESTRICTED CASH (continued)

The following table presents the Company's restricted cash balances as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Restricted cash balance held by:
Broker counterparties for derivatives trading	$528,564	$5,104,533
Repurchase counterparties as restricted collateral	7,646,074	6,296,112
Total	$8,174,638	$11,400,645

NOTE 10 – BORROWINGS

With effect from January 1, 2015, ASU 2014-11 changed the basis on which the Company accounts for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which the Company accounts for secured borrowings. Accordingly, the assets and repurchase agreements that encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, the Company’s GAAP financial statements as of and for the period ended December 31, 2015 are not directly comparable to prior period GAAP financials.

Repurchase Agreements

The Company has entered into repurchase agreements (including two residential loan warehouse facilities) to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 1.19% at December 31, 2015. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
		Weighted			Weighted
	Amount	average	Market value	Amount	average	Market value
	outstanding	interest rate	of collateral held	outstanding	interest rate	of collateral held
Agency	$358,239,000	0.66%	374,952,510	$298,783,000	0.36%	312,618,152
Non-Agency(1)	114,512,000	2.24%	121,475,112	200,347,000	1.25%	249,788,301
Multi-Family(2)	86,177,000	1.83%	190,056,347	45,484,000	1.85%	79,933,551
Mortgage loans	9,504,457	2.87%	10,900,403	50,263,852	2.86%	53,081,951
Total	$568,432,457	1.19%	697,384,372	$594,877,852	0.99%	695,421,955

(1)	At December 31, 2014, the Company had repurchase agreements of $85,497,000 that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

(2)	At December 31, 2014, the Company had repurchase agreements of $63,796,000 that were linked to Multi-Family MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 10 – BORROWINGS (Continued)

At December 31, 2015 and December 31, 2014, the repurchase agreements had the following remaining maturities:

	December 31, 2015	December 31, 2014
< 30 days	$449,063,000	$465,817,820
31 to 60 days	76,044,000	86,025,327
61 to 90 days	37,873,540	-
> 90 days	5,451,917	43,034,705
Total	$568,432,457	$594,877,852

Under the repurchase agreements (including residential loan warehouse facilities), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company is in compliance with these covenants as of December 31, 2015, and December 31, 2014.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2015 and December 31, 2014:

	December 31, 2015
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
Merrill Lynch	$99,770,000	17.55%	30	$154,005,234
Wells Fargo Securities	32,192,000	5.66%	10	53,711,547
Other North America	291,806,000	51.34%	25	315,040,818
Europe (1)	56,099,457	9.87%	46	76,656,547
Asia (1)	88,565,000	15.58%	16	97,970,226
Total	$568,432,457	100.00%	26	$697,384,372

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2014
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	of collateral held
Merrill Lynch	$75,964,000	12.77%	15	$119,883,045
Other North America	312,174,820	52.48%	19	343,732,641
Europe (2)	93,350,032	15.69%	21	113,286,452
Asia (2)	113,389,000	19.06%	122	118,519,817
Total	$594,877,852	100.00%	36	$695,421,955

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 10 – BORROWINGS (Continued)

Secured Loans

As of December 31, 2015, FOI had $49.7 million in outstanding secured advances from FHLBI. The secured advances are due in three months and have floating rates based on three-month LIBOR plus a spread. For the year ended December 31, 2015, FOI had average borrowings of $30.1 million with a weighted average borrowing rate of 0.40%.

As of December 31, 2015, the FHLBI advances were collateralized by RMBS with a fair value of $51.7million.

FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require FOI to provide additional collateral.

An additional requirement of FHLBI membership is to purchase and hold a certain amount of FHLBI stock, which is based in part, upon the outstanding principal balance of secured advances from FHLBI.

As of December 31, 2014, the Company had no outstanding secured advances or FHLBI stock.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

With effect from January 1, 2015, ASU 2014-11 changed the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements which encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, the Company’s GAAP financial statements as of and for the period ended December 31, 2015 are not directly comparable to prior period GAAP financials.

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
December 31, 2015

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of December 31, 2015 and December 31, 2014.

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Futures	2,558,350	5,945,000,000
Total	$2,558,350	5,945,000,000	$-	-

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Interest rate swaps	$-	-	$(1,755,107)	226,000,000
Swaptions	21,550	25,000,000	-	-
Futures	-	-	(533,951)	98,000,000
Total	$21,550	25,000,000	$(2,289,058)	324,000,000

As of December 31, 2015, the Company did not have any interest rate swaps or swaptions outstanding. The following table presents the average fixed pay rate and average maturity for the Company’s interest rate swaps (excludes interest rate swaptions) as of December 31, 2014:

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s consolidated balance sheets as of December 31, 2015 and December 31, 2014:

	December 31, 2015
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Futures	2,558,350	-	2,558,350	-	-	2,558,350
Total	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2015
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(518,735,457)	$-	$(518,735,457)	$-	$-	$(518,735,457)
FHLB advances	(49,697,000)		(49,697,000)	-	-	(49,697,000)
Total	$(568,432,457)	$-	$(568,432,457)	$-	$-	$(568,432,457)

	December 31, 2014
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(594,877,852)	$-	$(594,877,852)	$-	$-	$(594,877,852)
Linked transactions(2)	(149,584,518)	149,584,518	-	-	-	-
Interest rate swaps	(1,755,107)	-	(1,755,107)	-	1,755,107	-
Futures	(533,951)	-	(533,951)	-	533,951	-
Total	$(746,751,428)	$149,584,518	$(597,166,910)	$-	$2,289,058	$(594,877,852)

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

(2) Non-Agency RMBS and Multi-Family MBS securities within a linked transaction served as collateral for the linked transaction. See Note 3 “Non-Hedging Activity – Linked Transactions” for information on linked transaction arrangements.

Linked Transactions

In June 2014, the FASB issued financial guidance for repurchase financings, ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all de-recognition criteria are met, the initial transferee will account for the initial transfer as a purchase and the related repurchase agreement component of the transaction will be accounted for as a secured borrowing. ASU 2014-11 also requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. The accounting changes were effective for public business entities for the first interim or annual period beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment for retained earnings as of the beginning of the period of adoption.

The Company has adopted the guidance as of January 1, 2015. This change had no effect on net income or stockholder’s equity, but did impact the amounts reported on the consolidated balance sheet and the consolidated statement of operations. The Company has disaggregated amounts previously netted together in the “Linked transactions, net, at fair value” line item on the consolidated balance sheet and has presented these amounts gross. As of January 1, 2015, the Company made a cumulative-effect adjustment to transfer real estate securities with values of $210,238,657 to the “Available-for-sale securities, at fair value” line item, and to transfer secured borrowings of $149,293,000 to the “Repurchase agreements” line item on the consolidated balance sheet. As part of the cumulative-effect adjustment the Company also transferred interest receivable and payable of $0.2 million and $0.3 million to the “Accrued interest receivable” and “Accrued interest payable” line items, respectively. There was no effect on prior periods as the FASB did not require full retrospective application. As a result, disclosures for periods prior to January 1, 2015, will not be comparable to disclosures subsequent to that date.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Under previous GAAP, when the initial transfer of a financial asset and repurchase agreement financings were entered into contemporaneously with, or in contemplation of, one another, the transaction was considered linked unless all of the criteria found in ASC 860-10 were met at the inception of the transaction. If the transaction was determined to be linked, the Company recorded the initial transfer and repurchase financing on a net basis and recorded a forward commitment to purchase assets as a derivative instrument. Gains and losses were recorded together with net interest income in the “Unrealized gain (loss) and net interest income from Linked Transactions” line item on the consolidated statement of operations. When, or if a transaction was no longer considered linked, the security and related repurchase agreement was recorded on a gross basis. The fair value of linked transactions reflected the value of the underlying security’s fair market value netted with the respective linked repurchase agreement borrowings and net accrued interest. Disclosures required under previous GAAP have been presented for periods under which the superseded guidance applied.

The following table presents certain information concerning the Non-Agency RMBS, Multi-Family MBS and repurchase financings underlying the Company’s Linked Transactions as of December 31, 2014

	December 31, 2014
	Non-Agency	Multi-Family	Total
Face Value	$186,532,050	$102,968,560	$289,500,610
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve	(36,627,428)	-	(36,627,428)
Net, unamortized	(28,768,448)	(18,323,619)	(47,092,067)
Amortized Cost	121,136,174	84,644,941	205,781,115
Gross unrealized gain	5,676,815	1,770,361	7,447,176
Gross unrealized loss	(2,384,676)	(604,957)	(2,989,633)
Fair Value	$124,428,313	$85,810,345	$210,238,658

The following table presents the change for the year ended December 31, 2014 of the unamortized net discount and designated credit reserves on Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions

	December 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as at January 1, 2014	$(29,857,597)	$(30,770,386)	$(60,627,983)
Acquisitions	(19,384,939)	(47,651,628)	(67,036,567)
Dispositions	9,468,964	15,465,093	24,934,057
Accretion of net discount	-	12,122,919	12,122,919
Realized credit losses	3,146,144	-	3,146,144
Release of credit reserves	-	3,741,935	3,741,935
Ending balance at December 31, 2014	$(36,627,428)	$(47,092,067)	$(83,719,495)

Linked Repurchase Agreements

	December 31, 2014
	Amount	Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	held as collateral
North America	86,985,000	58.26%	33	124,620,917
Europe (1)	46,381,000	31.07%	15	62,487,229
Asia (1)	15,927,000	10.67%	9	23,130,512
Total $	$149,293,000	100.00%	25	$210,238,658

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries

At December 31, 2014, Linked Transactions also included $163,970 of associated interest receivable and $291,518 of accrued interest payable

The following table presents certain information about the components of the unrealized gain (loss) and net interest income from Linked Transactions included in the Company’s consolidated statement of operations for the years ended December 31, 2014 and December 31, 2013:

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Year Ended December 31, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss) (1)	gain (loss) (1)	Total

Interest rate:
Interest rate swaps	$(7,047,875)	1,755,108	$(5,292,767)
Swaptions	(84,000)	62,450	(21,550)
Futures	(4,892,855)	3,092,300	(1,800,555)
Total	$(12,024,730)	4,909,858	$(7,114,872)

	Year Ended December 31, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	gain (loss)	Total

Interest rate:
Interest rate swaps	$(9,705,847)	$(761,429)	$(10,467,276)
Swaptions	(336,000)	(1,413,244)	(1,749,244)
Futures	(8,621,211)	(688,217)	(9,309,428)
TBAs	448,598	(68,359)	380,239
Total	$(18,214,460)	$(2,931,249)	$(21,145,709)

	Year Ended December 31, 2013
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	gain (loss)	Total

Interest rate:
Interest rate swaps	$19,283,710	$(709,923)	$18,573,787
Swaptions	(278,667)	1,365,399	1,086,732
Futures	(8,595)	154,265	145,670
TBAs	(183,594)	68,359	(115,235)
Total	$18,812,854	$878,100	$19,690,954

(1) In the year ended December 31, 2015, net swap interest expense totaled $2,216,417 comprised of $2,719,563 in interest expense paid (included in realized gain (loss)) and $503,146 in accrued interest income (included in unrealized gain (loss). In the year ended December 31, 2014, net swap interest expense totaled $3,495,232 comprised of $3,329,219 in interest expense paid (included in realized gain (loss) and $166,013 in accrued interest income (included in unrealized gain (loss). In the year ended December 31, 2013, net swap interest expense totaled $1,724,725 comprised of $1,414,578 in interest expense paid (included in realized gain (loss) and $310,147 in accrued interest income (included in unrealized gain (loss).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 12 - MSRs

During the year ended December 31, 2015, the Company retained the servicing rights associated with an aggregate principal balance of $729,443,811 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at our TRS. As the result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with this trust are recorded on the Company’s consolidated balance sheet at December 31, 2015.

The following table presents the Company’s MSR activity as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
Balance at beginning of year	$-	$-
MSRs retained from sales to securitizations	4,940,630	-
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(217,663)
Other changes in fair value (1)	(454,294)
Balance at end of year	$4,268,673	$-

Loans associated with MSRs (2)	$472,886,810	$-
MSR values as percent of loans (3)	0.90%	-

(1)	Amounts represent changes due to realization of expected cash flows

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at December 31, 2015

(3)	Amounts represent the carrying value of MSRs at December 31, 2015 divided by the outstanding balance of the loans associated with these MSRs

The following table presents the components of servicing income recorded on the Company’s consolidated statements of operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Servicing income, net	$211,878	$-	$-
Income from MSRs, net	$211,878	$-	$-

NOTE 13 – FINANCIAL INSTRUMENTS

With effect from January 1, 2015, ASU 2014-11 changes the basis on which we account for repurchase to maturity transactions and linked repurchase financings to be consistent with the basis on which we account for secured borrowings. Accordingly, the assets and repurchase agreements which encompass linked transactions that were previously accounted for on a net basis and recorded as a forward purchase (derivative) contract are now bifurcated, and the gross amounts are reported in available-for-sale securities and repurchase agreements separately. Consequently, our GAAP financial statements as of and for the period ended December 31, 2015 are not directly comparable to prior period GAAP financials.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 13 – FINANCIAL INSTRUMENTS (continued)

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of December 31, 2015 and December 31, 2014:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015
Assets:
Residential mortgage-backed securities (a)	$-	$571,466,581	$-	$571,466,581
Residential mortgage loans	-	10,900,402	-	10,900,402
Multi-Family mortgage loans held in securitization trusts	-	1,449,774,383	-	1,449,774,383
Residential mortgage loans held in securitization trusts	-	411,881,097	-	411,881,097
Mortgage servicing rights		-	4,268,673	4,268,673
FHLB Stock	2,403,000		-	2,403,000
Futures	2,558,350	-	-	2,558,350
Total	$4,961,350	$2,444,022,463	$4,268,673	$2,453,252,486

Liabilities:
Multi-family securitized debt obligations	-	(1,364,077,012)	-	(1,364,077,012)
Residential securitized debt obligations	-	(380,638,423)	-	(380,638,423)
Total	$-	$(1,744,715,435)	$-	$(1,744,715,435)

(a)	For more detail about the fair value of the Company’s MBS, see Note 3 and Note 4.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Assets:
Residential mortgage-backed securities (a)	$-	$368,315,738	$-	$368,315,738
Residential mortgage loans	-	54,678,382	-	54,678,382
Multi-Family mortgage loans held in securitization trusts	-	1,750,294,430	-	1,750,294,430
Residential mortgage loans held in securitization trusts	-	631,446,984	-	631,446,984
Linked transactions (b)	-	60,818,111	-	60,818,111
Swaptions	-	21,550	-	21,550
Total	$-	$2,865,575,195	$-	$2,865,575,195

Liabilities:
Interest rate swaps	$-	$(1,755,107)	$-	$(1,755,107)
Multi-family securitized debt obligations	-	(1,670,573,456)	-	(1,670,573,456)
Residential securitized debt obligations	-	(432,035,976)	-	(432,035,976)
Futures	(533,951)	-	-	(533,951)
Total	$(533,951)	$(2,104,364,539)	$-	$(2,104,898,490)

(a)	For more detail about the fair value of the Company’s MBS, see Note 3 and Note 4.

(b)	For more detail about the fair value of the Company’s Linked Transactions, see Note 3, and Note 8.

During the years ended December 31, 2015 and December 31, 2014, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of December 31, 2015, the Company had $4,268,673 in Level 3 assets, and had no such assets as of December 31, 2014. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2015:

Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	6.5 - 28.6%	13.3%
	Discount rate	12.0%	12.0%

Increases in prepayment rates or discount rates applicable to MSR cash flows typically reduce the fair values of MSRs, and in light of significant market volatility, the fair value of MSRs may be subject to heightened sensitivity to changes in market conditions.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. The initial term of the management agreement expired on May 16, 2014, but there continue to be automatic, one-year renewals at the end of the initial term and each year thereafter.

For the year ended December 31, 2015, the Company incurred management fees of $2,774,432 (2014: $2,627,592; 2013: $1,287,077) included in Management Fee in the consolidated statement of operations, of which $225,000 (2014: $510,000; 2013: $130,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

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

For the year ended December 31, 2015, the Company incurred reimbursable expenses of $4,980,348 (2014: $3,247,683; 2013: $2,103,223) included in operating expenses reimbursable to Manager in the consolidated statement of operations, of which $592,903 (2014: $280,000; 2013: $227,264) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

Fulfillment and Securitization Fees

During 2015, the Company’s Manager accrued fees pursuant to Section 8(b) of the management agreement in addition to the Management Fee for services rendered in connection with FOAC’s aggregation of loans and subsequent contribution of these and certain other loans into the OAKS 2015-1 Trust and OAKS 2015-2 Trust. All of the invoices for such fees were approved by the Company’s Audit Committee pursuant to the Company’s related party transaction policies. Fees accrued during 2015 totaled $200,000, (2014: $1,017,627; 2013:$0) of which $25,000 (2014: $272,000; 2013: $0) was still payable at December 31, 2015.

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
December 31, 2015

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

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vested and will vest on each of the first, second and third anniversaries of the grant date. The fair value of these restricted shares was $60,040 based on the closing price of the Company’s common stock on December 31, 2015 of $5.46. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2015, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $67,199.

For the year ended December 31, 2015, the Company recognized compensation expense related to restricted common stock was $63,275 (2014: $113,635; 2013: $125,923), included in compensation expense in the consolidated statement of operations. The Company has unrecognized compensation expense of $46,405 as of December 31, 2015 (2014: $28,375; 2013: $236,297) for unvested shares of restricted common stock. As of December 31, 2015, the weighted average period for which the unrecognized compensation expense will be recognized is 4.4 months.

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,656,394 and 14,718,750 shares issued and outstanding as of December 31, 2015 and December 31, 2014 respectively.

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
December 31, 2015

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

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2015, the Company repurchased 68,356 shares of common stock at a weighted average share price of $5.27. At December 31, 2015, $9.6 million of common stock remained authorized for future share repurchase under the Repurchase Program.

The following table presents a summary of the Company’s common stock repurchases under the Repurchase Program during the year ended December 31, 2015.

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price Paid per Share (2)	Total Cost of Shares Repurchased
December 2015	68,356	$5.27	$360,508

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both December 31, 2015 and December 31, 2014. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

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
December 31, 2015

On May 27, 2014, the Company closed an offering of 690,000 additional shares of Series A Preferred Stock, including the concurrent exercise of the underwriters’ overallotment option. The net proceeds to the Company from this issuance were $16,325,373.

Deferred Offering Costs

Pursuant to the three registration statements filed in 2014 and 2015, the Company has incurred $1,316,769 in deferred offering expenses. For the year ended December 31, 2014, the Company amortized $187,457 of these expenses. On March 14, 2016, based on the Company’s concurrent decision to withdraw or otherwise de-register the three shelf registrations, the Company determined that the remaining deferred offering costs attendant with the Company’s shelf registration statements previously recorded as an asset on the Company’s consolidated balance sheet are not recoverable as the result of a determination that issuance under the Company’s existing shelf registration statements was no longer available. While the evaluation under ASC 855 - Subsequent Events concerning recognition of subsequent events is subject to complex and subjective analysis, the Company has made a determination to expense previously deferred offering costs in an amount of $1,129,312 for the year ended December 31, 2015, .

Distributions to stockholders

For the 2015 taxable year, the Company has declared dividends to common stockholders totaling $19,874,662 or $1.35 per share. The following table presents cash dividends declared and paid by the Company on its common stock for the year ended December 31, 2015:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2014	January 15, 2015	January 29, 2015	$1,839,844	$0.12500
December 16, 2014	February 17, 2015	February 26, 2015	$1,839,844	$0.12500
December 16, 2014	March 16, 2015	March 30, 2015	$1,839,844	$0.12500
March 17, 2015	April 15, 2015	April 27, 2015	$1,839,844	$0.12500
March 17, 2015	May 15, 2015	May 27, 2015	$1,839,844	$0.12500
March 17, 2015	June 15, 2015	June 29, 2015	$1,840,594	$0.12500
June 15, 2015	July 15, 2015	July 30, 2015	$1,472,475	$0.10000
June 15, 2015	August 14, 2015	August 28, 2015	$1,472,475	$0.10000
June 15, 2015	September 15, 2015	September 29, 2015	$1,472,475	$0.10000
September 15, 2015	October 15, 2015	October 27, 2015	$1,472,475	$0.10000
September 15, 2015	November 16, 2015	November 27, 2015	$1,472,475	$0.10000
September 15, 2015	December 24, 2015	December 29, 2015	$1,472,475	$0.10000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the year ended December 31, 2015:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2014	January 15, 2015	January 29, 2015	$293,503	$0.18230
December 16, 2014	February 17, 2015	February 26, 2015	$293,503	$0.18230
December 16, 2014	March 16, 2015	March 30, 2015	$293,503	$0.18230
March 17, 2015	April 15, 2015	April 27, 2015	$293,503	$0.18230
March 17, 2015	May 15, 2015	May 27, 2015	$293,503	$0.18230
March 17, 2015	June 15, 2015	June 29, 2015	$293,503	$0.18230
June 15, 2015	July 15, 2015	July 27, 2015	$293,503	$0.18230
June 15, 2015	August 14, 2015	August 27, 2015	$293,503	$0.18230
June 15, 2015	September 15, 2015	September 28, 2015	$293,503	$0.18230
September 15, 2015	October 15, 2015	October 27, 2015	$293,503	$0.18230
September 15, 2015	November 16, 2015	November 27, 2015	$293,503	$0.18230
September 15, 2015	December 24, 2015	December 29, 2015	$293,503	$0.18230

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

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the Years ended December 31, 2015 and December 31, 2014.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Net income (loss)		$450,479		$3,313,785		$3,226,430

Less dividends paid:
Common stock	$19,874,663		$18,229,875		$10,082,871
Unvested share-based payment awards	3,522,036		2,887,296		44,827
		23,396,699		21,117,171		10,127,698
Undistributed earnings (deficit)		$(22,946,220)		$(17,803,386)		$(6,901,268)

	Unvested Share-Based		Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$1.35	$1.35	$1.47	$1.47	$-	$1.64
Undistributed earnings (deficit)	(1.56)	(1.56)	(1.44)	(1.44)	(1.12)	(1.12)
Total	$(0.21)	$(0.21)	$0.03	$0.03	$(1.12)	$0.52

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

NOTE 18 – INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, and FOAC is therefore subject to tax as a corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.

The following table reconciles the Company's TRS GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2015	2014	2013
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp.	450	3,313	3,226
GAAP net loss (income) from REIT operations	(1,826)	(3,650)	(3,290)
GAAP net income (loss) of taxable subsidiary	(1,376)	(337)	(64)
Capitalized Transaction Fees	(41)	596	64
Unrealized gain (loss)	2,041	(3,670)	-
Tax income of taxable subsidiary before utilization of net operating losses	624	(3,411)	-
Utilization of net operating losses	(624)
Net tax income of taxable subsidiaries	-

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	December 31,
	2015	2014
Accumulated net operating losses of TRS	1,058	1,545
Unrealized (loss)	(618)	(1,393)
Capitalized Transaction Costs	210
AMT Credit	9
Deferred tax asset	659	152
Valuation allowance	(659)	(152)
Net Non-current deferred tax asset (liability)	-	-

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at December 31, 2015, and 2014. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $0.5 million as a result of the corresponding increase in the deferred tax asset. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes is reflected in the accompanying financial statements. At December 31, 2015 the TRS had net operating loss carryforwards for federal income tax purposes of $2.8 million, which are available to offset future taxable income and begin expiring in 2034.

As of December 31, 2015, the Company is not aware of any uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2013, 2014 and 2015. The Company has potential nexus in several states in which it did not file a 2014 tax return. The exposure would be immaterial due to the Company being in a Net Operating Loss (NOL) position. The losses incurred in 2014 would be sufficient to offset any taxable income in 2015. For state tax purposes the Company is in the process of determining filing requirements, but anticipates materially all prior losses to be recognized.

NOTE 19 - SUBSEQUENT EVENT

On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI must terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI is prohibited from taking new advances or renewing existing maturing advances during this one-year transition period. At December 31, 2015, FOI had $49.7 million of secured FHLBI advances which as of March 15, 2016, had been fully repaid and replaced with repurchase agreements. We have initiated the redemption of FOI’s FHLBI stock which has a stated value of $2.4 million. We do not expect the Final Rule to have a material impact on our core business and operations.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED FINANCIAL STATEMENTS

In connection with the preparation of this Annual Report on Form 10-K, the Company determined that it had been improperly accounting for two Non-Agency RMBS IO securities for which the Company had elected the fair value option at the inception of each transaction, and accordingly, unrealized gains and losses on such securities should have been reported in the Company’s unaudited condensed consolidated statement of operations instead of in the Company’s unaudited condensed consolidated statement of other comprehensive income. As a result of this determination, the Audit Committee of the Company’s Board of Directors has determined that this error had a material effect on the Company’s previously issued financial statements for the quarters ended June 30, 2015, and September 30, 2015, and accordingly, that these financial statements should be restated. The following tables represent the restated unaudited condensed consolidated balance sheets, restated unaudited condensed consolidated statements of operations and restated unaudited condensed consolidated statements of cash flows as of, and for the periods ended, June 30, 2015 and September 30, 2015, respectively.

Unaudited Condensed Consolidated Balance Sheet	June 30, 2015
	As previously reported	Restatement adjustments	As restated
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $491,584,595 and $366,103,204 for
June 30, 2015)	$491,584,595	$-	$491,584,595
Mortgage loans held-for-sale, at fair value	48,978,699	-	48,978,699
Multi-family loans held in securitization trusts, at fair value	1,620,066,565	-	1,620,066,565
Residential loans held in securitization trusts, at fair value	472,629,816	-	472,629,816
Mortgage service rights, at fair value	2,457,374	-	2,457,374
Cash and cash equivalents	30,060,855	-	30,060,855
Restricted cash	14,291,416	-	14,291,416
Deferred offering costs	900,150	-	900,150
Deferred securitization costs	89,643	-	89,643
Accrued interest receivable	9,126,537	-	9,126,537
Investment related receivable	1,443,832	-	1,443,832
FHLB stock	2,403,000	-	2,403,000
Other assets	325,307	-	325,307

Total assets	$2,694,357,789	$-	$2,694,357,789

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$498,378,000	$-	$498,378,000
Mortgage loans held-for-sale	42,663,099	-	42,663,099
FHLB Advances	53,400,000	-	53,400,000
Multi-family securitized debt obligations	1,536,502,579	-	1,536,502,579
Residential securitized debt obligations	356,104,980	-	356,104,980
Derivative liabilities, at fair value	3,200,514	-	3,200,514
Accrued interest payable	6,934,955	-	6,934,955
Dividends payable	29,349	-	29,349
Fees and expenses payable to Manager	1,155,000	-	1,155,000
Other accounts payable and accrued expenses	1,144,418	-	1,144,418

Total liabilities	2,499,512,894	-	2,499,512,894

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A
cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at June 30, 2015	37,156,972	-	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,724,750
shares issued and outstanding, at June 30, 2015	146,953	-	146,953
Additional paid-in capital	189,152,358	-	189,152,358
Accumulated other comprehensive income (loss)	7,781,228	232,273	8,013,501
Cumulative distributions to stockholders	(45,197,589)	-	(45,197,589)
Accumulated earnings	5,804,973	(232,273)	5,572,700

Total stockholders' equity	194,844,895	-	194,844,895

Total liabilities and stockholders' equity	$2,694,357,789	$-	$2,694,357,789

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Unaudited Condensed Consolidated Statement of Operations	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As previously reported*	Restatement Adjustments	As restated	As previously reported*	Restatement Adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$6,753,580	$-	$6,753,580	$13,559,539	$-	$13,559,539
Mortgage loans held-for-sale	585,566	-	585,566	1,291,027	-	1,291,027
Multi-family loans held in securitization trusts	17,249,728	-	17,249,728	34,885,204	-	34,885,204
Residential loans held in securitization trusts	5,039,380	-	5,039,380	10,931,159	-	10,931,159
Cash and cash equivalents	4,236	-	4,236	8,577	-	8,577
Interest expense:			-			-
Repurchase agreements - available-for-sale securities	(1,789,532)	-	(1,789,532)	(3,502,300)	-	(3,502,300)
Repurchase agreements - mortgage loans held-for-sale	(392,394)	-	(392,394)	(828,987)	-	(828,987)
Multi-family securitized debt obligations	(15,778,322)	-	(15,778,322)	(31,913,781)	-	(31,913,781)
Residential securitized debt obligations	(3,102,240)	-	(3,102,240)	(6,757,709)	-	(6,757,709)

Net interest income	8,570,002	-	8,570,002	17,672,729	-	17,672,729

Other-than-temporary impairments
Increase in credit reserves	567,205	-	567,205	(1,410,284)	-	(1,410,284)
Additional other-than-temporary credit impairment losses	-	-	-	(2,890,939)	-	(2,890,939)

Total impairment losses recognized in earnings	567,205	-	567,205	(4,301,223)	-	(4,301,223)

Other income:
Realized gain (loss) on sale of investments, net	524,156	-	524,156	369,843	-	369,843
Change in unrealized gain (loss) on fair value option securities	-	(232,273)	(232,273)	-	(232,273)	(232,273)
Change in unrealized gain (loss) and net interest income from Linked Transactions	-	-	-	-	-	-
Realized gain (loss) on derivative contracts, net	(1,217,392)	-	(1,217,392)	(4,047,878)	-	(4,047,878)
Change in unrealized gain (loss) on derivative contracts, net	902,032	-	902,032	(849,006)	-	(849,006)
Realized loss on mortgage loans held-for-sale	759,059	-	759,059	1,031,291	-	1,031,291
Change in unrealized gain on mortgage loans held-for-sale	(594,542)	-	(594,542)	(43,159)	-	(43,159)
Change in unrealized gain on mortgage service rights	(268,311)	-	(268,311)	(268,311)	-	(268,311)
Change in unrealized gain/(loss) on multi-family loans held in securitization trusts	1,803,472	-	1,803,472	3,840,584	-	3,840,584
Change in unrealized gain/(loss) on residential loans held in securitization trusts	(2,975,798)	-	(2,975,798)	(6,332,205)	-	(6,332,205)
Servicing income	56,538	-	56,538	56,538	-	56,538
Other income	26,611	-	26,611	26,611	-	26,611

Total other income (loss)	(984,175)	(232,273)	(1,216,448)	(6,215,692)	(232,273)	(6,447,965)

Expenses:
Management fee	698,629	-	698,629	1,416,404	-	1,416,404
General and administrative expenses	1,717,361	-	1,717,361	3,401,237	-	3,401,237
Operating expenses reimbursable to Manager	1,055,075	-	1,055,075	2,106,642	-	2,106,642
Other operating expenses	586,298	-	586,298	1,205,541	-	1,205,541
Compensation expense	62,348	-	62,348	122,995	-	122,995

Total expenses	4,119,711	-	4,119,711	8,252,819	-	8,252,819

Net income before provision for income taxes	4,033,321	(232,273)	3,801,048	(1,097,005)	(232,273)	(1,329,278)
(Provision for) benefit from income taxes	-			-
Net income (loss)	4,033,321	(232,273)	3,801,048	(1,097,005)	(232,273)	(1,329,278)

Dividends to preferred stockholders	(870,726)	-	(870,726)	(1,751,235)	-	(1,751,235)

Net income (loss) attributable to common stockholders	$3,162,595	$(232,273)	$2,930,322	$(2,848,240)	$(232,273)	$(3,080,513)

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$3,162,595	$(232,273)	$2,930,322	$(2,848,240)	$(232,273)	$(3,080,513)
Weighted average number of shares of common stock outstanding	14,721,492	14,721,492	14,721,492	14,720,051	14,720,051	14,720,051
Basic and diluted income per share	$0.21	$(0.01)	$0.20	$(0.19)	$(0.02)	$(0.21)
Dividends declared per share of common stock	$0.38	$-	$0.38	$0.75	$-	$0.75

* Includes certain reclassifications to conform to the presentation used in the financial statements as of, and for the periods ended, December 31, 2015.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Unaudited Condensed Consolidated Statement of Cash Flows	June 30, 2015
	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(1,097,005)	$(232,273)	$(1,329,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	4,301,223	-	4,301,223
Amortization/accretion of available-for-sale securities premiums and discounts, net	(7,882,863)	-	(7,882,863)
Realized (gain) loss on sale of investments, net	(369,843)	-	(369,843)
Unrealized gain (loss) on fair value option securities	-	232,273	232,273
Unrealized (gain) loss on Linked Transactions, net	-	-	-
Realized (gain) loss on derivative contracts	4,047,878	-	4,047,878
Unrealized (gain) loss on derivative contracts	849,006	-	849,006
Realized (gain) loss on mortgage loans held-for-sale	(1,031,291)	-	(1,031,291)
Unrealized (gain) on mortgage loans held-for-sale	43,159	-	43,159
Unrealized gain (loss)on mortgage servicing rights	268,311	-	268,311
Unrealized (gain) loss on multi-family loans held in securitization trusts	(3,840,584)	-	(3,840,584)
Unrealized (gain) loss on residential loans held in securitization trusts	6,332,205	-	6,332,205
Restricted stock compensation expense	45,078	-	45,078
Net change in:
Accrued interest receivable	1,168,276	-	1,168,276
Other assets	(253,708)	-	(253,708)
Accrued interest payable	(603,702)	-	(603,702)
Fees and expenses payable to Manager	93,000	-	93,000
Other accounts payable and accrued expenses	849,389	-	849,389
Net cash provided by operating activities	2,918,529	-	2,918,529
Cash flows from investing activities:
Purchase of available-for-sale securities	(109,389,530)	-	(109,389,530)
Purchase of mortgage loans held-for-sale	(282,639,129)	-	(282,639,129)
Purchase of mortgage service rights	(2,725,685)	-	(2,725,685)
Purchase of FHLB stock	(2,403,000)	-	(2,403,000)
Proceeds from mortgage loans held-for-sale	288,811,206	-	288,811,206
Proceeds from sales of available-for-sale securities	162,351,939	-	162,351,939
Net proceeds from (payments for) derivative contracts	(3,963,878)	-	(3,963,878)
Principal payments from available-for-sale securities	39,601,721	-	39,601,721
Principal payments from mortgage loans held-for-sale	515,738	-	515,738
Deferred securitization costs	(89,643)	-	(89,643)
Investment related receivable	70,399,740	-	70,399,740
Restricted cash	(2,890,771)	-	(2,890,771)
Net cash used in investing activities	157,578,708	-	157,578,708
Cash flows from financing activities:
Net proceeds from issuance of common stock	(225,594)	-	(225,594)
Net proceeds from issuance of preferred stock	45,511	-	45,511
Change in deferred offering costs	-	-	-
Dividends paid on common stock	(11,039,813)	-	(11,039,813)
Dividends paid on preferred stock	(1,761,018)	-	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	3,192,400,999	-	3,192,400,999
Proceeds from repurchase agreements - mortgage loans held-for-sale	47,097,001	-	47,097,001
Proceeds from FHLBI advances	53,400,000	-	53,400,000
Principal repayments of repurchase agreements - available-for-sale securities	(3,387,929,999)	-	(3,387,929,999)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(54,697,754)	-	(54,697,754)
Net cash provided by financing activities	(162,710,667)	-	(162,710,667)
Net increase (decrease) in cash and cash equivalents	(2,213,430)	-	(2,213,430)
Cash and cash equivalents, beginning of period	32,274,285	-	32,274,285
Cash and cash equivalents, end of period	$30,060,855	$-	$30,060,855
Supplemental disclosure of cash flow information
Cash paid for interest	$4,934,989	$-	$4,934,989
Non-cash investing and financing activities information
Restricted stock compensation expense	$45,078	$-	$45,078
Dividends declared but not paid at end of period	$29,349	$-	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$(993,726)	$-	$(993,726)
Consolidation of multi-family loans held in securitization trusts	$1,625,701,369	$-	$1,625,701,369
Consolidation of residential loans held in securitization trusts	$474,205,879	$-	$474,205,879
Consolidation of multi-family securitized debt obligations	$1,541,927,234	$-	$1,541,927,234
Consolidation of residential securitized debt obligations	$357,151,265	$-	$357,151,265
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$210,238,653	$-	$210,238,653
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$149,293,000	$-	$149,293,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Unaudited Condensed Consolidated Balance Sheet	September 30, 2015
	As previously reported	Restatement adjustments	As restated
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $462,558,886
for September 30, 2015)	$462,558,886	$-	$462,558,886
Mortgage loans held-for-sale, at fair value	61,999,865	-	61,999,865
Multi-family loans held in securitization trusts, at fair value	1,557,938,059	-	1,557,938,059
Residential loans held in securitization trusts, at fair value	443,717,026	-	443,717,026
Mortgage service rights, at fair value	1,915,317	-	1,915,317
Cash and cash equivalents	27,482,330	-	27,482,330
Restricted cash	11,544,758	-	11,544,758
Deferred offering costs	1,022,427	-	1,022,427
Deferred securitization costs	189,244	-	189,244
Accrued interest receivable	8,606,987	-	8,606,987
Dividends receivable	26,022	-	26,022
Investment related receivable	837,045	-	837,045
FHLB stock	2,403,000	-	2,403,000
Other assets	361,661	-	361,661

Total assets	$2,580,602,627	$-	$2,580,602,627

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$413,342,000	$-	$413,342,000
Mortgage loans held-for-sale	52,998,963	-	52,998,963
FHLB Advances	51,400,000	-	51,400,000
Multi-family securitized debt obligations	1,472,569,737	-	1,472,569,737
Residential securitized debt obligations	392,065,402	-	392,065,402
Derivative liabilities, at fair value	1,495,225	-	1,495,225
Accrued interest payable	6,850,611	-	6,850,611
Dividends payable	29,349	-	29,349
Fees and expenses payable to Manager	920,000	-	920,000
Other accounts payable and accrued expenses	628,474	-	628,474

Total liabilities	2,392,299,761	-	2,392,299,761

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative
redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at September 30, 2015	37,156,972	-	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,724,750 shares
issued and outstanding, at September 30, 2015	146,953	-	146,953
Additional paid-in capital	189,038,520	-	189,038,520
Accumulated other comprehensive income (loss)	7,956,008	625,958	8,581,966
Cumulative distributions to stockholders	(50,495,523)	-	(50,495,523)
Accumulated earnings	4,499,936	(625,958)	3,873,978

Total stockholders' equity	188,302,866	-	188,302,866

Total liabilities and stockholders' equity	$2,580,602,627	$-	$2,580,602,627

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Unaudited Condensed Consolidated Statement of Operations	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As previously reported*	Restatement Adjustments	As restated	As previously reported*	Restatement Adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$5,460,965	$-	$5,460,965	$19,020,504	$-	$19,020,504
Mortgage loans held-for-sale	499,335	-	499,335	1,790,362	-	1,790,362
Multi-family loans held in securitization trusts	16,794,338	-	16,794,338	51,679,542	-	51,679,542
Residential loans held in securitization trusts	4,641,887	-	4,641,887	15,573,046	-	15,573,046
Cash and cash equivalents	4,809	-	4,809	13,386	-	13,386
Interest expense:			-			-
Repurchase agreements - available-for-sale securities	(1,490,698)	-	(1,490,698)	(4,992,998)	-	(4,992,998)
Repurchase agreements - mortgage loans held-for-sale	(300,297)	-	(300,297)	(1,129,284)	-	(1,129,284)
Multi-family securitized debt obligations	(15,372,832)	-	(15,372,832)	(47,286,613)	-	(47,286,613)
Residential securitized debt obligations	(3,137,247)	-	(3,137,247)	(9,894,956)	-	(9,894,956)

Net interest income	7,100,260	-	7,100,260	24,772,989	-	24,772,989

Other-than-temporary impairments
Increase in credit reserves	(350,924)	-	(350,924)	(1,761,208)	-	(1,761,208)
Additional other-than-temporary credit impairment losses	-	-	-	(2,890,939)	-	(2,890,939)

Total impairment losses recognized in earnings	(350,924)	-	(350,924)	(4,652,147)	-	(4,652,147)

Other income:
Realized gain (loss) on sale of investments, net	1,464,308	-	1,464,308	1,834,151	-	1,834,151
Change in unrealized gain (loss) on fair value option securities	-	(393,685)	(393,685)	-	(625,958)	(625,958)
Realized gain (loss) on derivative contracts, net	(8,262,423)	-	(8,262,423)	(12,310,301)	-	(12,310,301)
Change in unrealized gain (loss) on derivative contracts, net	1,631,907	-	1,631,907	782,901	-	782,901
Realized gain (loss) on mortgage loans held-for-sale	(13,666)	-	(13,666)	1,017,625	-	1,017,625
Change in unrealized gain on mortgage loans held-for-sale	539,456	-	539,456	496,297	-	496,297
Change in unrealized gain on mortgage service rights	(488,247)	-	(488,247)	(756,558)	-	(756,558)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	1,804,190	-	1,804,190	5,644,774	-	5,644,774
Change in unrealized gain (loss) on residential loans held in securitization trusts	(1,323,697)	-	(1,323,697)	(7,655,902)	-	(7,655,902)
Servicing income	64,962	-	64,962	121,500	-	121,500
Other income	33,374	-	33,374	59,985	-	59,985

Total other income (loss)	(4,549,836)	(393,685)	(4,943,521)	(10,765,528)	(625,958)	(11,391,486)

Expenses:
Management fee	703,167	-	703,167	2,119,571	-	2,119,571
General and administrative expenses	1,419,268	-	1,419,268	4,820,505	-	4,820,505
Operating expenses reimbursable to Manager	1,338,272	-	1,338,272	3,444,914	-	3,444,914
Other operating expenses	(20,377)	-	(20,377)	1,185,164	-	1,185,164
Compensation expense	64,207	-	64,207	187,202	-	187,202

Total expenses	3,504,537	-	3,504,537	11,757,356	-	11,757,356

Net income (loss) before provision for income taxes	(1,305,037)	(393,685)	(1,698,722)	(2,402,042)	(625,958)	(3,028,000)
(Provision for) benefit from income taxes	-			-
Net income (loss)	(1,305,037)	(393,685)	(1,698,722)	(2,402,042)	(625,958)	(3,028,000)

Dividends to preferred stockholders	(880,509)	-	(880,509)	(2,631,744)	-	(2,631,744)

Net income (loss) attributable to common stockholders	$(2,185,546)	$(393,685)	$(2,579,231)	$(5,033,786)	$(625,958)	$(5,659,744)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(2,185,546)	$(393,685)	$(2,579,231)	$(5,033,786)	$(625,958)	$(5,659,744)
Weighted average number of shares of common stock outstanding	14,724,750	14,724,750	14,724,750	14,721,635	14,721,635	14,721,635
Basic and diluted net income (loss) per share	$(0.15)	$(0.03)	$(0.18)	$(0.34)	$(0.04)	$(0.38)
Dividends declared per share of common stock	$0.30	$-	$0.30	$1.05	$-	$1.05

* Includes certain reclassifications to conform to the presentation used in the financial statements as of, and for the periods ended, December 31, 2015.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Unaudited Condensed Consolidated Statement of Cash Flows	September 30, 2015
	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(2,402,042)	$(625,958)	$(3,028,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	4,652,147	-	4,652,147
Amortization/accretion of available-for-sale securities premiums and discounts, net	(11,111,926)	-	(11,111,926)
Realized (gain) loss on sale of investments, net	(1,834,151)	-	(1,834,151)
Unrealized gain (loss) on fair value option securities	-	625,958	625,958
Unrealized (gain) loss on Linked Transactions, net	-	-	-
Realized (gain) loss on derivative contracts	12,310,301	-	12,310,301
Unrealized (gain) loss on derivative contracts	(782,901)	-	(782,901)
Realized (gain) loss on mortgage loans held-for-sale	(1,017,625)	-	(1,017,625)
Unrealized (gain) on mortgage loans held-for-sale	(496,297)	-	(496,297)
Unrealized gain (loss)on mortgage servicing rights	756,558	-	756,558
Unrealized (gain) loss on multi-family loans held in securitization trusts	(5,644,774)	-	(5,644,774)
Unrealized (gain) loss on residential loans held in securitization trusts	7,655,902	-	7,655,902
Restricted stock compensation expense	50,535	-	50,535
Net change in:
Accrued interest receivable	1,438,767	-	1,438,767
Dividends receivable	(26,022)	-	(26,022)
Other assets	(290,062)	-	(290,062)
Accrued interest payable	(608,536)	-	(608,536)
Fees and expenses payable to Manager	(142,000)	-	(142,000)
Other accounts payable and accrued expenses	333,445	-	333,445
Net cash provided by operating activities	2,841,319	-	2,841,319
Cash flows from investing activities:
Purchase of available-for-sale securities	(109,386,478)	-	(109,386,478)
Purchase of mortgage loans held-for-sale	(297,706,381)	-	(297,706,381)
Purchase of mortgage service rights	(2,671,876)	-	(2,671,876)
Purchase of FHLB stock	(2,403,000)	-	(2,403,000)
Proceeds from mortgage loans held-for-sale	291,898,820	-	291,898,820
Proceeds from sales of available-for-sale securities	245,214,358	-	245,214,358
Net proceeds from (payments for) derivative contracts	(12,299,683)	-	(12,299,683)
Principal payments from available-for-sale securities	53,998,105	-	53,998,105
Principal payments from mortgage loans held-for-sale	-	-	-
Deferred securitization costs	(189,244)	-	(189,244)
Investment related receivable	71,006,526	-	71,006,526
Restricted cash	(144,112)	-	(144,112)
Net cash used in investing activities	237,317,035	-	237,317,035
Cash flows from financing activities:
Net proceeds from issuance of common stock	(344,889)	-	(344,889)
Net proceeds from issuance of preferred stock	-	-	-
Change in deferred offering costs	(76,766)	-	(76,766)
Dividends paid on common stock	(15,457,238)	-	(15,457,238)
Dividends paid on preferred stock	(2,641,527)	-	(2,641,527)
Proceeds from repurchase agreements - available-for-sale securities	4,432,684,999	-	4,432,684,999
Proceeds from repurchase agreements - mortgage loans held-for-sale	57,432,865	-	57,432,865
Proceeds from FHLBI advances	104,800,000	-	104,800,000
Payments for FHLBI advances	(53,400,000)
Principal repayments of repurchase agreements - available-for-sale securities	(4,713,249,999)	-	(4,713,249,999)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(54,697,754)	-	(54,697,754)
Net cash provided by financing activities	(244,950,309)	-	(191,550,309)
Net increase (decrease) in cash and cash equivalents	(4,791,955)	-	48,608,045
Cash and cash equivalents, beginning of period	32,274,285	-	32,274,285
Cash and cash equivalents, end of period	$27,482,330	$-	$80,882,330
Supplemental disclosure of cash flow information
Cash paid for interest	$6,730,818	$-	$6,730,818
Non-cash investing and financing activities information
Restricted stock compensation expense	$50,585	$-	$50,585
Dividends declared but not paid at end of period	$29,349	$-	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$3,638,597	$-	$3,638,597
Consolidation of multi-family loans held in securitization trusts	$1,563,385,916	$-	$1,563,385,916
Consolidation of residential loans held in securitization trusts	$445,230,977	$-	$445,230,977
Consolidation of multi-family securitized debt obligations	$1,477,807,591	$-	$1,477,807,591
Consolidation of residential securitized debt obligations	$393,218,978	$-	$393,218,978
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$210,238,653	$-	$210,238,653
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$149,293,000	$-	$149,293,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters. Results for the quarters ended June 30, 2015 and September 30, 2015 have been restated as the result of certain adjustments, as further described in Note 20.

	2015 Quarter Ended
$ in thousands, except per share data	March 31	June 30	September 30	December 31
		(restated)	(restated)
Total interest income	$31,043	$29,632	$27,401	$26,338
Total interest expense	(21,940)	(21,062)	(20,301)	(19,801)
Net interest income	9,103	8,570	7,100	6,537
Other-than-temporary impairment	(4,868)	567	(351)	1,016
Other income (loss)	(5,232)	(1,216)	(4,944)	1,289
Total expenses	4,133	4,120	3,505	5,363
Net income (loss)	(5,130)	3,801	(1,699)	3,478
Net income (loss) attributable to common stockholders (basic and diluted)	(6,011)	2,930	(2,579)	2,588
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	(6,011)	2,930	(2,579)	2,588
Weighted average number of shares of common stock outstanding:	14,718,750	14,721,492	14,724,750	14,719,632
Basic and diluted income (loss) per share	(0.41)	0.20	(0.18)	0.18

	2014 Quarter Ended
$ in thousands, except per share data	March 31	June 30	September 30	December 31

Total interest income	$3,908	$4,499	$8,267	$29,139
Total interest expense	(560)	(608)	(3,596)	(23,077)
Net interest income	3,348	3,891	4,671	6,062
Other-than-temporary impairment	-	-	-	-
Other income (loss)	(4,291)	2,838	3,395	(5,065)
Total expenses	1,598	2,304	2,853	4,779
Net income (loss)	(2,541)	4,425	5,213	(3,782)
Net income (loss) attributable to common stockholders (basic and diluted)	(3,022)	3,789	4,154	(4,494)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	(3,022)	3,789	4,154	(4,494)
Weighted average number of shares of common stock outstanding:	8,816,658	11,150,788	14,640,065	14,718,750
Basic and diluted income (loss) per share	(0.34)	0.34	0.28	(0.31)

Schedule IV - Mortgage Loans on Real Estate (1)

(dollars in thousands)

Asset Type	Rate	Final Maturity Date	Periodic Payment Terms	Face Amount	Carrying Amount
Residential whole loan at fair value	3.625%	4/1/2030	P&I	$594	$603
Residential whole loan at fair value	4.000%	11/1/2030	P&I	693	712
Residential whole loan at fair value	4.500%	10/1/2040	P&I	709	720
Residential whole loan at fair value	4.875%	6/1/2042	P&I	635	672
Residential whole loan at fair value	4.375%	12/1/2044	P&I	754	767
Residential whole loan at fair value	4.125%	1/1/2045	P&I	634	646
Residential whole loan at fair value	4.125%	2/1/2045	P&I	707	725
Residential whole loan at fair value	4.250%	2/1/2045	P&I	678	696
Residential whole loan at fair value	4.000%	6/1/2045	P&I	545	552
Residential whole loan at fair value	4.375%	7/1/2045	P&I	497	512
Residential whole loan at fair value	4.125%	8/1/2045	P&I	521	531
Residential whole loan at fair value	4.375%	9/1/2045	P&I	1,210	1,249
Residential whole loan at fair value	3.875%	11/1/2045	P&I	1,079	1,083
Residential whole loan at fair value	4.250%	11/1/2045	P&I	566	581
Residential whole loan at fair value	4.250%	12/1/2045	P&I	829	851
				$10,651	$10,900

(1) No loans subject to delinquent principal or interest

Reconciliation

Beginning Balance	53,435,272
Additions during period
Mortgage loans purchased	493,838,052
Other	2,096,126
Deductions during period
Mortgage loans sold	(521,725,131)
Amortization	(16,977,422)
Other	(16,331)
Ending Balance	10,650,566