Form 10-K/A
period 2014-12-31
Five Oaks Investment Corp.
filed 2016-03-31
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Five Oaks Investment Corp. (the “Company” or “we”) is filing this Amendment No.1 on Form 10-K (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Original Filing”). The sole purposes of this Amendment are (i) to provide previously omitted financial statements and information for our short, pre-IPO year from May 16, 2012 (commencement of operations) to December 31, 2012, including an updated auditor’s report and notes thereto as well as updated XBRL exhibits reflecting the foregoing; (ii) to amend Item 9A to reflect the current determination of our principal executive officer and principal financial officer that our disclosure controls and procedures were not effective as of December 31, 2014 by reason of such omission; and (iii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to delete the phrase “expected to be”. This Form 10-K/A includes:

Part II. Item 6. Selected Financial Data.

Part II. Item 9A. Controls and Procedures.

Part IV. Item 15. Exhibits, Financial Statements and Schedules.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), each Item of the Original Filing that is affected by this Amendment has been amended and restated in its entirety. All other Items of the Original Filing are unaffected by this Amendment and such Items have not been included in this Amendment.

Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any events or developments that have occurred since the date of the Original Filing.

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

Balance Sheet Data
	December 31, 2014	December 31, 2013	December 31, 2012
Available-for-sale securities, at fair value (includes pledged securities of $366,103,204, $444,984,955 and $66,337,080 for December 31, 2014, December 31, 2013 and December 31, 2012, respectively)	$368,315,738	$444,984,955	$81,027,998
Mortgage loans held-for-sale, at fair value	54,678,382	-	-
Multi-family mortgage loans held in securitization trusts, at fair value	1,750,294,430	-	-
Residential mortgage loans held in securitization trusts, at fair value	631,446,984	-	-
Linked Transactions, net, at fair value	60,818,111	33,352,562	8,612,753
Cash and cash equivalents	32,274,285	33,062,931	3,608,759
Other assets (1)	24,381,627	16,800,957	3,799,612

Total assets	$2,922,209,557	$528,201,405	$97,049,122

Repurchase agreements
Available-for-sale securities	544,614,000	412,172,000	63,423,000
Mortgage loans held-for-sale	50,263,852	-	-
Multi-family securitized debt obligations	1,670,573,456	-	-
Residential securitized debt obligations	432,035,976	-	-
Other liabilities	11,924,143	2,104,043	1,357,402
Total stockholders' equity (deficit)	212,798,130	113,925,362	32,268,720

Total liabilities and stockholders' equity (deficit)	2,922,209,557	$528,201,405	$97,049,122

(1) Includes $11,400,645, $13,343,173 and $1,933,390 in restricted cash for December 31, 2014, December 31, 2013 and December 31, 2012, respectively; restricted cash represents our cash held by counterparties as collateral against our securities, derivatives and/or repurchase agreements.

Statement of Operation Data
$ in thousands, except per share data	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Period from May 16, 2012 (Commencement of Operations) to December 31, 2012
Interest income	$45,813	$16,424	$1,684
Interest expense	(27,841)	(2,244)	(267)

Net interest income	17,972	14,180	1,417
Other income (loss)	(3,123)	(6,052)	4,350
Total expenses	11,535	4,902	948
Net income (loss)	3,314	3,226	4,819
Net income (loss) attributable to common stockholders (basic and diluted)	426	3,182	4,819
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	426	3,182	4,819
Dividends declared on common stock	(18,230)	(10,083)	(1,162)
Weighted average number of shares of common stock outstanding:	12,358,587	6,132,702	1,656,250
Basic and diluted income (loss) per share	$0.03	$0.52	$2.91

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we re-evaluated in March 2016 the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2014. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014, as a result of the omission of financial statements described below, due to ineffective review of periodic filings and disclosure checklists.

We inadvertently omitted financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our Original Filing. Although it was the initial determination of our management that such omission was an immaterial deficiency in our disclosure controls and procedures, after consultation with the Staff of the SEC on this matter, our principal executive officer and principal financial officer have concluded that the ineffective control that resulted in such omission rendered our disclosure controls and procedures ineffective as of December 31, 2014.

To remediate the deficiencies in our disclosure controls and procedures, we have, with the assistance of an internationally recognized accounting firm, enhanced our review of disclosure requirements through the review of our periodic filings and disclosure checklists for such future filings.

We believe the actions described above will be sufficient to remediate the deficiencies in our disclosure controls and procedures; however, we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from January 1, 2014 through December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our consolidated subsidiaries.

As an emerging growth company we are not currently required to obtain an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Item 15. Exhibits, Financial Statements and Schedules

(a)	Financial Statements.

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	F-3

Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012	F-4

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

(b)	Exhibits.

The Exhibits listed in the Exhibit Index, which appear immediately following the signature pages, are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K/A.

(c)	Schedules

Schedule IV - Mortgage Loans on Real Estate.

Schedules other than the one listed above are omitted because they are not applicable or deemed not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 and Rule 12b-15 thereunder, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 31, 2016.

FIVE OAKS INVESTMENT CORP.

By:	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013 (the “ 2013 1 st Quarter 10-Q ”)).

3.2	Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3	Articles of Amendment, increasing the aggregate number of authorized shares of Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.2 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

3.4	Second Amended and Restated Bylaws of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.2 filed with the 2013 1 st Quarter 10-Q).

4.1	Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“ Pre-Effective Amendment No. 1 ”)).

4.2	Specimen Certificate representing the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 4.2 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-191787), which was filed with the Securities and Exchange Commission on December 9, 2013).

4.3	Form of Warrant as amended and restated on August 18, 2014 (incorporated by reference to Exhibit 4.2 filed with Five Oaks Investment Corp.’s Registration Statement on Form S-3 (File No. 333-198272), which was filed with the Securities and Exchange Commission on August 20, 2014).

10.1	Management Agreement, dated as of May 16, 2012 by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. Draft Registration Statement on Form S-11 (File No. 021-178729), which was confidentially submitted with the Securities and Exchange Commission on October 19, 2012 (“ DRS ”)).

10.2	Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto. (incorporated by reference to Exhibit 10.2 filed with Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on December 20, 2012 (“ IPO S-11 ”)).

10.3	Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 filed with Post-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 (“ Post-Effective Amendment No. 1 ”)).

10.4†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 filed with the Pre-Effective Amendment No. 1).

10.5	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 3.2 filed with the 2013 1 st Quarter 10-Q).

10.7	Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 filed with Pre-Effective Amendment No. 1).

10.8	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 filed with the IPO S-11).

10.9	Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC. (incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.10	Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.11 filed with Post-Effective Amendment No. 1).

10.11	Amendment No. 1, dated as of January 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.12 filed with Post-Effective Amendment No. 1).

10.12	Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 filed with Post-Effective Amendment No. 1).

10.13	Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 filed with Post-Effective Amendment No. 1).

10.14	Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014 (the “ February 8-K ”)).

10.15	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the February 8-K).

10.16	Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “ August 8-K ”)).

10.17	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the August 8-K).

10.18	Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the August 8-K).

10.19	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the August 8-K).

10.20	Mortgage Loan Purchase and Servicing Agreement dated as of September 26, 2014, between Five Oaks Acquisition Corp., as seller and servicing administrator, and J.P. Morgan Mortgage Acquisition Corp., as purchaser. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on October 15, 2014 (the “ October 8-K ”)).

10.21	Assignment, Assumption and Recognition Agreement dated as of October 9, 2014, by and among J.P. Morgan Acceptance Corporation I, J.P. Morgan Mortgage Trust 2014-OAK4, J.P. Morgan Mortgage Acquisition Corp. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the October 8-K).

10.22	Form of Mortgage Loan Purchase and Interim Servicing Agreement between Aggregator 1, as purchaser, and originator, as seller, with corresponding Form of Assignment, Assumption and Recognition Agreement among Aggregator 1, as assignor, Five Oaks Acquisition Corp, as assignee, and originator. (incorporated by reference to Exhibit 10.6 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2014 (the “ 2014 3 rd Quarter 10-Q ”)).

10.23	Form of Flow Sale and Interim Servicing Agreement between Aggregator 2, as purchaser, and originator, as seller and interim servicer, with corresponding Form of Assignment, Assumption and Recognition Agreement (Whole Loan Transfer), among Aggregator 2, as assignor, Five Oaks Acquisition Corp., as assignee, originator and servicer. (incorporated by reference to Exhibit 10.7 to the 2014 3 rd Quarter 10-Q).

10.24	Mortgage Loan Purchase and Sale Agreement, dated as of December 23, 2014, between Five Oaks Acquisition Corp. and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 12, 2015 (the “ January 8-K ”)).

10.25	Certificate Purchase Agreement, dated December 22, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Five Oaks Acquisition Corp. and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.2 to the January 8-K).

10.26	Indemnity Letter, dated December 23, 2014, among Five Oaks Investment Corp., Credit Suisse Securities (USA) LLC and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.3 to the January 8-K).

10.27	Pooling And Servicing Agreement, dated as of December 1, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Christiana Trust, Select Portfolio Servicing, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the January 8-K).

10.28	Master Repurchase Agreement, dated as of December 30, 2014, between Bank of America, N.A. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the January 8-K).

10.29	Guaranty, dated as of December 30, 2014, by Five Oaks Investment Corp., to and for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the January 8-K).

12.1	Computation of Ratios of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Original Filing (File No. 001-35845)).

21.1	List of Subsidiaries of Five Oaks Investment Corp. (incorporated by reference to Exhibit 21.1 to the Original Filing).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Original Filing).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Original Filing).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original Filing).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Original Filing).

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

†Management contract or compensatory plan or arrangement.

Index to the Consolidated Financial Statements of Five Oaks Investment Corp. and Subsidiaries

(a)	Financial Statements.

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	F-3

Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012	F-4

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013 and for the period May 16, 2012 (commencement of operations) to December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Five Oaks Investment Corp.

We have audited the accompanying consolidated balance sheets of Five Oaks Investment Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014 and for the period May 16, 2012 (commencement of operations) to December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(c). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Oaks Investment Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years ended December 31, 2014 and for the period May 16, 2012 (commencement of operations) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

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

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From May 16, 2012 (Commencement of Operations) to December 31, 2012

Revenues:
Interest income:
Available-for-sale securities	$16,560,338	$16,411,730	$1,683,035
Mortgage loans held-for-sale	3,634,264	-	-
Multi-family loans held in securitization trusts	21,158,102	-	-
Residential loans held in securitization trusts	4,438,634	-	-
Cash and cash equivalents	21,274	11,843	553
Interest expense:
Repurchase agreements - available-for-sale securities	(2,661,329)	(2,243,565)	(267,080)
Repurchase agreements - mortgage loans held-for-sale	(2,203,961)	-	-
Multi-family securitized debt obligations	(19,400,851)	-	-
Residential securitized debt obligations	(3,575,168)	-	-

Net interest income	17,971,303	14,180,008	1,416,508

Other income:
Realized gain (loss) on sale of investments, net	3,271,592	(31,581,087)	(98,382)
Unrealized gain (loss) and net interest income from Linked Transactions	10,605,848	5,838,309	4,822,727
Realized gain (loss) on derivative contracts, net	(18,214,460)	18,812,854	(75,551)
Unrealized gain (loss) on derivative contracts, net	(2,931,249)	878,100	(298,359)
Realized (loss) on mortgage loans held-for-sale	(776,971)	-	-
Unrealized gain on mortgage loans held-for-sale	329,728	-	-
Unrealized gain/(loss) on multi-family loans held in securitization trusts	1,473,485	-	-
Unrealized gain/(loss) on residential loans held in securitization trusts	3,059,647	-	-
Other income	59,590	-	-

Total other income (loss)	(3,122,790)	(6,051,824)	4,350,435

Expenses:
Management fee	2,627,592	1,287,077	244,882
General and administrative expenses	2,901,076	992,115	113,606
Operating expenses reimbursable to Manager	3,247,683	2,103,223	563,806
Other operating expenses	2,504,741	288,416	25,343
Compensation expense	253,635	230,923	-

Total expenses	11,534,727	4,901,754	947,637

Net income (loss)	$3,313,786	$3,226,430	$4,819,306

Dividends to preferred stockholders	(2,887,296)	(44,827)	-

Net income (loss) attributable to common stockholders	$426,490	$3,181,603	$4,819,306

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$426,490	$3,181,603	$4,819,306
Weighted average number of shares of common stock outstanding	12,358,587	6,132,702	1,656,250
Basic and diluted income per share	$0.03	$0.52	$2.91
Dividends declared per share of common stock	$1.47	$1.64	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from May 16, 2012 (Commencement of Operations) to December 31, 2012

Net income	$3,313,786	$3,226,430	$4,819,306

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	10,845,303	(12,094,479)	2,433,997
Reclassification adjustment for net gain (loss) included in net income	7,458,001	(1,434,472)	-

Total other comprehensive income (loss)	18,303,304	(13,528,951)	2,433,997

Less: Dividends to preferred stockholders	(2,887,296)	(44,827)	-

Comprehensive income (loss) attributable to common stockholders	$18,729,794	$(10,347,348)	$7,253,303

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity

Issuance of common stock, net	-	$-	1,656,250	$16,653	$26,160,526	$-	$-	$-	$26,177,089
Net income	-	-	-	-	-	-	-	4,819,306	4,819,306
Other comprehensive income (loss)	-	-	-	-	-	2,433,997	-	-	2,433,997
Common dividends declared	-	-	-	-	-	-	(1,161,672)	-	(1,161,672)
Balance at December 31, 2012	-	$-	1,656,250	$16,653	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720

Balance at January 1, 2013	-	$-	1,656,250	$16,563	$26,160,526	$2,433,997	$(1,161,672)	$4,819,306	$32,268,720
Issuance of common stock, net	-	-	5,700,000	57,000	83,943,000	-	-	-	84,000,000
Issuance of preferred stock, net	800,100	8,001	-	-	18,062,937	-	-	-	18,070,938
Redemption of preferred stock, net	(100)	(1)	-	-	(109,999)	-	-	-	(110,000)
Restricted stock compensation expense	-	-	33,000	-	125,923	-	-	-	125,923
Net income	-	-	-	-	-	-	-	3,226,430	3,226,430
Other comprehensive income (loss)	-	-	-	-	-	(13,528,951)	-	-	(13,528,951)
Common dividends declared	-	-	-	-	-	-	(10,082,871)	-	(10,082,871)
Preferred dividends declared	-	-	-	-	-	-	(44,827)	-	(44,827)
Balance at December 31, 2013	800,000	$8,000	7,389,250	$73,563	$128,182,387	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362

Balance at January 1, 2014	800,000	$18,060,898	7,389,250	$73,563	$110,129,489	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362
Issuance of common stock, net	-	-	7,339,000	73,390	79,189,928	-	-	-	79,263,318
Issuance of preferred stock, net	810,000	19,096,074	-	-	-	-	-	-	19,096,074
Restricted stock compensation expense	-	-	(9,500)	-	13,457	-	-	-	13,457
Net income	-	-	-	-	-	-	-	3,313,786	3,313,786
Other comprehensive income (loss)	-	-	-	-	-	18,303,304	-	-	18,303,304
Common dividends declared	-	-	-	-	-	-	(18,229,875)	-	(18,229,875)
Preferred dividends declared	-	-	-	-	-	-	(2,887,296)	-	(2,887,296)
Balance at December 31, 2014	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,350	$(32,406,541)	$11,359,522	$212,798,130

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from May 16, 2012 (Commencement of Operations) to December 31, 2012

Cash flows from operating activities:
Net income (loss)	$3,313,786	$3,226,430	$4,819,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	(4,705,639)	(1,974,765)	(347,647)
Realized loss on sale of investments, net	3,877,356	33,931,298	98,382
Unrealized (gain) loss on Linked Transactions, net	1,966,726	(2,364,354)	(3,932,369)
Realized (gain) loss on derivative contracts	18,214,460	(18,812,854)	37,333
Unrealized loss on derivative contracts	2,931,249	(878,100)	298,359
Realized loss on mortgage loans held-for-sale	776,971	-	-
Unrealized (gain) on mortgage loans held-for-sale	(329,728)	-	-
Unrealized (gain) on multi-family loans held in securitization trusts	(1,473,485)	-	-
Unrealized (gain) on residential loans held in securitization trusts	(3,059,647)	-	-
Restricted stock compensation expense	13,457	125,923	-
Net change in:
Accrued interest receivable	(1,874,785)	(855,827)	(189,364)
Deferred offering costs	187,457	-	-
Other assets	(5,052)	(66,547)	-
Accrued interest payable	501,584	208,795	65,820
Fees and expenses payable to Manager	732,000	297,279	32,721
Other accounts payable and accrued expenses	(322,485)	490,650	4,990

Net cash provided by operating activities	20,744,225	13,327,928	887,531

Cash flows from investing activities:
Purchase of available-for-sale securities	(521,681,124)	(1,123,204,838)	(81,162,110)
Purchase of mortgage loans held-for-sale	(451,629,615)	678,640,520	-
Proceeds from mortgage loans held-for-sale	388,053,342	-	-
Proceeds from sales of available-for-sale securities	296,246,293	-	-
Net proceeds of (payment for) derivative contracts	(17,878,460)	18,419,521	(64,000)
Principal payments from available-for-sale securities	45,077,314	35,121,878	2,817,375
Principal payments from mortgage loans held-for-sale	8,450,648	-	-
Investment related receivable	506,892	(506,892)	-
Restricted cash	1,942,528	(11,409,783)	(1,933,390)

Net cash used in investing activities	(250,912,182)	(402,939,594)	(80,342,125)

Cash flows from financing activities:
Net proceeds from issuance of common stock	79,263,318	84,000,000	26,177,089
Net proceeds from issuance of preferred stock	19,096,074	18,070,938	-
Redemption of preferred stock	-	(110,000)	-
Change in deferred offering costs	(1,133,118)	1,037,386	(915,512)
Dividends paid on common stock	(18,229,875)	(10,303,705)	(940,839)
Dividends paid on preferred stock	(2,890,665)	(2,326)	-
Proceeds from repurchase agreements - available-for-sale securities	4,528,080,286	4,116,258,000	392,314,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	401,295,517	-	-
Principal repayments of repurchase agreements - available-for-sale securities	(4,395,638,286)	(3,767,509,000)	(328,891,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(351,031,665)	-	-
Net cash received (paid) on securities underlying Linked Transactions	(117,544,275)	(69,567,455)	(18,669,385)
Net cash received from repurchase agreements underlying Linked Transactions	88,112,000	47,192,000	13,989,000

Net cash provided by financing activities	229,379,311	419,065,838	83,063,353

Net increase (decrease) in cash and cash equivalents	(788,646)	29,454,172	3,608,759

Cash and cash equivalents, beginning of period	33,062,931	3,608,759	-

Cash and cash equivalents, end of period	$32,274,285	$33,062,931	$3,608,759

Supplemental disclosure of cash flow information
Cash paid for interest	$4,363,706	$4,528,172	$201,260

Non-cash investing and financing activities information
Restricted stock compensation expense	$13,457	$125,923	$-
Dividends declared but not paid at end of period	$39,132	$42,501	$220,833
Net change in unrealized gain (loss) on available-for-sale securities	$18,303,304	$(13,528,951)	$2,433,997
Consolidation of multi-family loans held in securitization trusts	$1,677,847,006	$-	$-
Consolidation of residential loans held in securitization trusts	$507,423,695	$-	$-
Consolidation of multi-family securitized debt obligations	$1,676,373,521	$-	$-
Consolidation of residential securitized debt obligations	$433,698,636	$-	$-

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities, inclusive of securities previously booked as linked, for the years ended December 31, 2014 and December 31, 2013, and for the period May 16, 2012 (commencement of operations) to December 31, 2012:

	Year Ended	Year Ended	Period May 16, 2012
	December 31, 2014	December 31, 2013	to December 31, 2012
AFS securities sold, at cost	$462,470,753	$717,309,717	$-
Proceeds from AFS securities sold	466,239,975	687,203,605
Net realized gain (loss) on sale of AFS securities	$3,769,222	$(30,106,112)	$-

The following tables present the fair value of AFS investment securities by rate type as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Agency	Non-Agency	Total
Adjustable rate	$229,648,342	$53,485,053	$283,133,395
Fixed rate	85,182,343	-	85,182,343
Total	$314,830,685	$53,485,053	$368,315,738

	December 31, 2013
	Agency	Non-Agency	Total
Adjustable rate	$170,587,649	$62,684,335	$233,271,984
Fixed rate	211,712,971	-	211,712,971
Total	$382,300,620	$62,684,335	$444,984,955

The following tables present the fair value of AFS investment securities by maturity date as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Less than one year	$-	$-
Greater than one year and less than five years	35,855,146	-
Greater than or equal to five years	332,460,592	444,984,955
Total	$368,315,738	$444,984,955

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the changes for the years ended December 31, 2014 and December 31, 2013, and for the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on the Company’s MBS.

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

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss). For the year ended December 31, 2014, the Company had unrealized gains (losses) on AFS securities of $18,303,304. For the year ended December 31, 2013, the Company had unrealized gains (losses) on AFS securities of ($13,528,951). For the period from May 16, 2012 (commencement of operations) to December 31, 2012, the Company had unrealized gains (losses) of $2,433,997.

The following tables present components of interest income, inclusive of purchased accrued interest, on the Company’s AFS securities for the years ended December 31, 2014 and December 31, 2013, and the period May 16, 2012 (commencement of operations) to December 31, 2012.

	Year Ended December 31, 2014
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$11,409,239	$603,547	$12,012,786
Non-Agency	261,050	4,077,481	4,338,531
Multi-Family	184,411	24,610	209,021
Total	$11,854,700	$4,705,638	$16,560,338

	Year Ended December 31, 2013
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$14,266,215	$(716,788)	$13,549,427
Non-Agency	170,750	2,691,552	2,862,302
Multi-Family	-	-	-
Total	$14,436,966	$1,974,764	$16,411,730

	Period May 16, 2012 to December 31, 2012
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$1,279,241	$(115,831)	$1,163,410
Non-Agency	54,549	463,478	518,027
Total	$1,333,790	$347,647	$1,681,437

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

At December 31, 2014 and December 31, 2013, the Company pledged mortgage loans with a fair value of $54.7 million and $0, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Repurchase Agreements .

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

December 31, 2014
California	52.5%
Washington	10.9%
Massachusetts	7.3%

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

	December 31, 2014		December 31, 2013
		Weighted		Weighted
	Amount	average	Amount	average
	outstanding	interest rate	outstanding	interest rate
Agency	$298,783,000	0.36%	$370,901,000	0.40%
Non-Agency (1)	200,347,000	1.25%	41,271,000	2.09%
Multi-Family (2)	45,484,000	1.85%	-	0.00%
Mortgage loans	50,263,852	2.86%	-	0.00%
Total	$594,877,852	0.99%	$412,172,000	0.57%

(1)	At December 31, 2014 and December 31, 2013, the Company had repurchase agreements of $85,497,000 and $61,181,000, respectively, that were linked to Non-Agency RMBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).
(2)	At December 31, 2014, the Company had repurchase agreements of $63,796,000 that were linked to Multi-Family MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 10 – REPURCHASE AGREEMENTS (Continued)

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2014 and December 31, 2013:

	December 31, 2014
		Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Amount Outstanding (1)	amount outstanding	days to maturity	of collateral held
North America	$388,138,820	65.25%	19	$463,615,686
Europe (2)	93,350,032	15.69%	21	113,286,452
Asia (2)	113,389,000	19.06%	122	118,519,817
Total	$594,877,852	100.00%	36	$695,421,955

(1) At December 31, 2014, the Company had repurchase agreements of $85,497,000 and $63,796,000 that were linked to Non-Agency RMBS and Multi-Family MBS purchases, respectively, and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 3).

(2) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2013
		Percent of total	Weighted average	Company RMBS
Repurchase Agreement Counterparties	Amount Outstanding (1)	amount outstanding	days to maturity	held as collateral
North America	$261,289,000	63.39%	20	$277,808,885
Asia (2)	97,491,000	23.65%	12	106,949,627
Europe (2)	53,392,000	12.96%	21	60,226,443
Total	$412,172,000	100.00%	18	$444,984,955

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

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s consolidated balance sheets as of December 31, 2014 and December 31, 2013:

	December 31, 2014
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
			of assets
	Gross amounts of recognized	Gross amounts offset in the	presented in the	Financial	Cash collateral (Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions (2)	$210,402,629	$(149,584,518)	$60,818,111	$(60,818,111)	$-	$-
Swaptions	21,550	-	21,550	-	-	21,550
Total	$210,424,179	$(149,584,518)	$60,839,661	$(60,818,111)	$-	$21,550

	December 31, 2014
				Gross amounts not offset
				in the Balance Sheet (1)
	Gross amounts	Gross amounts	Net amounts of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$594,877,852	$-	$594,877,852	$-	$-	$594,877,852
Linked transactions (2)	(149,584,518)	149,584,518	-	-	-	-
Interest rate swaps	(1,755,107)	-	(1,755,107)	-	1,755,107	-
Futures	(533,951)	-	(533,951)	-	533,951	-
Total	$443,004,276	$149,584,518	$592,588,794	$-	$2,289,058	$594,877,852

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
			of assets
	Gross amounts of recognized	Gross amounts offset in the	presented in the	Financial	Cash collateral (Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Linked transactions (2)	$94,645,860	$(61,293,298)	$33,352,562	$(33,352,562)	$-	$-
TBAs	68,359	-	68,359	-	-	68,359
Swaptions	1,770,795	-	1,770,795	-	-	1,770,795
Interest rate swaps	237,989	(237,989)	-	-	-	-
Futures	154,265	(154,265)	-	-	-	-
Total	$96,877,268	$(61,685,552)	$35,191,716	$(33,352,562)	$-	$1,839,154

	December 31, 2013
				Gross amounts not offset
				in the Balance Sheet (1)
	Gross amounts	Gross amounts	Net amounts of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(412,172,000)	$-	$(412,172,000)	$412,172,000	$-	$-
Linked transactions (2)	(61,293,298)	61,293,298	-	-	-	-
Interest rate swaps	(1,231,667)	237,989	(993,678)	-	993,678	-
Futures	-	154,265	154,265	-	(154,265)	-
Total	$(474,696,965)	$61,685,552	$(413,011,413)	$412,172,000	$839,413	$-

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

The following tables present the changes for the years ended December 31, 2014 and December 31, 2013, and the period May 16, 2012 (commencement of operations) to December 31, 2012 of the unamortized net discount and designated credit reserves on Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions:

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2013
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(37,793,143)	$(29,569,939)	$(67,363,082)
Accretion of net discount	-	3,647,915	3,647,915
Realized credit losses	3,087,184	-	3,087,184
Release of credit reserves	4,848,362	(4,848,362)	-
Ending balance at December 31, 2013	$(29,857,597)	$(30,770,386)	$(60,627,983)

	December 31, 2012
	Designated	Unamortized
	credit reserve	net discount	Total
Acquisitions	$(13,934,657)	$(7,592,017)	$(21,526,674)
Accretion of net discount	-	870,268	870,268
Realized credit losses	1,005,426	-	1,005,426
Ending balance at December 31, 2012	$(12,929,231)	$(6,721,749)	$(19,650,980)

Linked Repurchase Agreements

	December 31, 2014
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted average days to maturity	Company RMBS held as collateral
North America	86,985,000	58.26%	33	124,620,916
Europe (1)	46,381,000	31.07%	15	62,487,229
Asia (1)	15,927,000	10.67%	9	23,130,512
Total	$149,293,000	100.00%	25	$210,238,657

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2013
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted average days to maturity	Company RMBS held as collateral
North America	52,871,000	86.42%	21	79,528,540
Asia (1)	4,987,000	8.15%	7	8,790,416
Europe (1)	3,323,000	5.43%	43	6,303,837
Total	$61,181,000	100.00%	21	$94,622,793

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the years ended December 31, 2014 and December 31, 2013, and for the period May 16, 2012 (commencement of operations) to December 31, 2012:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Year Ended December 31, 2014
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)(1)	Total

Interest rate:
Interest rate swaps	$(9,705,847)	$(761,429)	$(10,467,276)
Swaptions	(336,000)	(1,413,244)	(1,749,244)
Futures	(8,621,211)	(688,217)	(9,309,428)
TBAs	448,598	(68,359)	380,239
Total	$(18,214,460)	$(2,931,249)	$(21,145,709)

	Year Ended December 31, 2013
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)(1)	Total

Interest rate:
Interest rate swaps	$19,283,710	$(709,923)	$18,573,787
Swaptions	(278,667)	1,365,399	1,086,732
Futures	(8,595)	154,265	145,670
TBAs	(183,594)	68,359	(115,235)
Total	$18,812,854	$878,100	$19,690,954

	Period May 16, 2012 to December 31, 2012
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total

Interest rate:
Interest rate swaps	$(38,218)	$(283,754)	$(321,972)
Swaptions	(37,333)	(14,605)	(51,938)
Total	$(75,551)	$(298,159)	$(373,910)

(1) In the year ended December 31, 2014, net swap interest expense totaled $3,495,232 comprised of $3,329,219 in interest expense paid (included in realized gain (loss))and $166,013 in accrued interest expense (included in unrealized appreciation (depreciation)). In the year ended December 31, 2013 net swap interest expense totaled $1,724,725 comprised of $1,414,578 in interest expense paid (included in realized gain (loss)) and $310,147 in accrued interest expense (included in unrealized appreciation (depreciation)). For the period May 16, 2012 (commencement of operations) to December 31, 2012, net swap interest expense totaled $68,358 comprised of $38,218 in interest expense paid (included in realized gain (loss)) and $30,140 in accrued interest expense (included in unrealized appreciation (depreciation)).

The following table presents certain information about the components of the unrealized net gain (loss) and net interest income from Linked Transactions included in the Company’s consolidated statement of operations for the years ended December 31, 2014 and December 31, 2013, and the period May 16, 2012 (commencement of operations) to December 31, 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period May 16, 2012 to December 31, 2012
Interest income attributable to AFS underlying Linked Transactions	$15,427,632	$4,025,456	$1,020,437
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(2,893,375)	(622,942)	(147,867)
Change in fair value of Linked Transactions included in earnings	(1,928,409)	2,435,795	3,950,157
Unrealized gain (loss) and net interest income from Linked Transactions	$10,605,848	$5,838,309	$4,822,727

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of December 31, 2014 and December 31, 2013:

	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2014
Assets:
Residential mortgage-backed securities (a)	$-	$368,315,738	$-	$368,315,738
Residential mortgage loans	-	54,678,382	-	54,678,382
Multi-Family mortgage loans held in securitization trusts	-	1,750,294,430	-	1,750,294,430
Residential mortgage loans held in securitization trusts	-	631,446,984	-	631,446,984
Linked transactions (b)	-	60,818,111	-	60,818,111
Swaptions	-	21,550	-	21,550
Total	$-	$2,865,575,195	$-	$2,865,575,195

Liabilities:
Interest rate swaps	$-	$(1,755,107)	$-	$(1,755,107)
Multi-family securitized debt obligations	-	(1,670,573,456)	-	(1,670,573,456)
Residential securitized debt obligations	-	(432,035,976)	-	(432,035,976)
Futures	(533,951)	-	-	(533,951)
Total	$(533,951)	$(2,104,365,061)	$-	$(2,104,899,012)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2013
Assets:
Residential mortgage-backed securities (a)	$-	$444,984,955	$-	$444,984,955
Linked transactions (b)	-	33,352,562	-	33,352,562
TBAs	-	68,359	-	68,359
Interest rate swaps	-	237,989	-	237,989
Swaptions	-	1,770,795	-	1,770,795
Futures	154,265	-	-	154,265
Total	$154,265	$480,414,660	$-	$480,568,925

Liabilities:
Interest rate swaps	$-	$(1,231,667)	$-	$(1,231,667)
Total	$-	$(1,231,667)	$-	$(1,231,667)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.
(b)	For more detail about the fair value of the Company’s Linked Transactions, see Note 3 and Note 8.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

For the year ended December 31, 2014, the Company incurred management fees of $2,627,592, (2013: $1,287,077; 2012: $244,882) included in Management Fee in the consolidated statement of operations, of which $510,000 (2013: $130,000; 2012: $32,721) was accrued but had not been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

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

For the year ended December 31, 2014, the Company incurred reimbursable expenses of $3,247,683 (2013: $2,103,223; 2012: $563,806), included in operating expenses reimbursable to Manager in the consolidated statement of operations, of which $280,000 (2013: $200,000; 2012: $0) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

Fulfillment and Securitization Fees

During 2014, The Company’s Manager accrued fees pursuant to Section 8(b) of our Management Agreement in addition to the Management Fee for services rendered in connection with FOAC’s aggregation of loans and the subsequent contribution of these and certain other loans into the JPMMT 2014-OAK4 Trust and the CSMC 2014-OAK1 Trust. All of the invoices for such fees were approved by the Company’s Audit Committee pursuant to the Company’s related party transaction policies. Fees accrued during 2014 totaled $1,017,627 (2013: $0; 2012: $0), of which $272,000 (2013: $0; 2012: $0) was still payable at December 31, 2014. The Company’s Manager invoiced the Company for mortgage banking services provided in connection with loans contributed by other originators into the securitizations. The Company’s Manager invoiced FOAC for fulfillment services in connection with the loans sold by FOAC into the residential mortgage loan securitizations. A significant portion of the fee payments were utilized by the Company’s Manager to pay incentive compensation to employees of the Company’s Manager deemed essential to the success of the Company’s loan aggregation and securitization business.

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

For the year ended December 31, 2014, the Company recognized compensation expense related to restricted common stock of $113,635, included in compensation expense in the consolidated statement of operations. The Company has unrecognized compensation expense of $28,375 as of December 31, 2014 (2013: $236,297; 2012: $0) for unvested shares of restricted common stock. As of December 31, 2014, the weighted average period for which the unrecognized compensation expense will be recognized is 8.7 months.

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

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 and 800,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of December 31 , 2014 and December 31, 2013. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27 th day of each month to holders of record at the close of business on the 15 th day of each month.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to nonforfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2014 and December 31, 2013, and the period May 16, 2012 (commencement of operations) to December 31, 2012:

	Year Ended December 31, 2014		Years Ended December 31, 2013		Period May 16, 2012 to December 31, 2012
Net income		$3,313,785		$3,226,430		$4,819,306

Less dividends paid:
Common stock	$18,229,875		$10,082,871		$-
Unvested share-based
payment awards	2,887,296		44,827		-
		21,117,171		10,127,698
Undistributed earnings		$(17,803,386)		$(6,901,268)		$4,819,306

	Unvested Share- Based Payment Awards	Common Stock	Unvested Share- Based Payment Awards	Common Stock	Unvested Share- Based Payment Awards	Common Stock

Distributed earnings	$1.47	$1.47	$-	$1.64	$-	$-
Undistributed earnings (deficit)	(1.44)	(1.44)	(1.12)	(1.12)	-	2.91
Total	$0.03	$0.03	$(1.12)	$0.52	$-	$2.91

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

The following table summarized the Company’s deferred tax assets and valuation allowance as of December 31, 2014

As of December 31, 2014
Non-current Deferred Tax Asset (Liability)
Unrealized Gain (Security)	(1,393,014)
Net Operating Losses	1,545,254
152,240
Valuation Allowance	(152,240)
Net Non-current Deferred Tax Asset (Liability)	-

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters.

	2014 Quarter Ended
$ in thousands, except per share data	March 31	June 30	September 30	December 31

Total interest income	$3,908	$4,499	$8,267	$29,139
Total interest expense	(560)	(608)	(3,596)	(23,077)
Net interest income	3,348	3,891	4,671	6,062
Other-than-temporary impairment	-	-	-	-
Other income (loss)	(4,291)	2,838	3,395	(5,065)
Total expenses	1,598	2,304	2,853	4,779
Net income (loss)	(2,541)	4,425	5,213	(3,782)
Net income (loss) attributable to common stockholders (basic and diluted)	(3,022)	3,789	4,154	(4,494)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	(3,022)	3,789	4,154	(4,494)
Weighted average number of shares of common stock outstanding:	8,816,658	11,150,788	14,640,065	14,718,750
Basic and diluted income (loss) per share	(0.34)	0.34	0.28	(0.31)

	2013 Quarter Ended
$ in thousands, except per share data	March 31	June 30	September 30	December 31

Total interest income	$1,027	$7,356	$4,103	$3,937
Total interest expense	(127)	(992)	(554)	(570)
Net interest income	900	6,364	3,549	3,367
Other-than-temporary impairment	-	-	-	-
Other income (loss)	1,056	3,098	(19,108)	8,902
Total expenses	428	1,492	1,455	1,527
Net income (loss)	1,528	7,970	(17,014)	10,742
Net income (loss) attributable to common stockholders (basic and diluted)	1,526	7,970	(17,014)	10,700
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	1,526	7,970	(17,104)	10,700
Weighted average number of shares of common stock outstanding:	2,293,250	7,389,250	7,360,350	7,389,250
Basic and diluted income (loss) per share	0.67	1.08	(2.31)	1.45

Schedule IV – Mortgage Loans on Real Estate(1)

Asset Type	Description	Number of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount	Carrying Amount
Residential whole loan at fair value	Loan Balance $0- $999,999	69	Fixed 3.625% 5.000%	03/01/2040 to 12/01/2044	P&I	$ 43,319,003	$ 44,337,239

Residential whole loan at fair value	Loan Balance $1,000,000-$1,999,999	6	Fixed 3.750% to 4.500%	05/01/2043 to 11/01/2044	P&I	7,260,535	7,391,718

Residential whole loan at fair value	Loan Balance $0- $999,999	2	Hybrid ARM 3.500% to 3.875%	12/01/2043 to 08/01/2044	P&I	1,378,874	1,412,567

Residential whole loan at fair value	Loan Balance $1,000,000-$1,999,999	1	Hybrid ARM 4.250%	12/01/2043	P&I	1,476,860	1,536,858
						$ 53,435,272	$ 54,678,382

(1)	No loans subject to delinquent principal or interest

Reconciliation

Beginning Balance	0
Additions during period
Mortgage loans purchased	440,715,591
Other	2,600,559
Deductions during period
Mortgage loans sold	(378,850,187)
Amortization	(11,029,345)
Other	(1,346)
Ending Balance	53,435,272