Form 10-K/A
period 2015-12-31
Five Oaks Investment Corp.
filed 2016-04-29
CIK 1547546

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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 23, 2016, or the Original Filing, Five Oaks Investment Corp., or the Company, provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A, or Amendment No. 1, solely: (i) to timely provide such Part III information; and (ii) to amend applicable check boxes on the cover page to indicate the filing of all required reports and Interactive Data Files, and to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or Rule 12b-15, the cover page, Part III and Part IV of the Original Filing have been amended and restated in their entirety. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2015 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors

Set forth below is information regarding the current members of our board of directors. The biographical information concerning such directors has been furnished by them to the Company. Age and other information are as of April 8, 2016. There are no family relationships between any director and executive officer.

Name	Age	Position Held with Us	Director Since
David C. Carroll	57	Chief Executive Officer, President and Chairman of the Board	2012
David Oston	57	Chief Financial Officer, Secretary, Treasurer and Director	2012
Neil A. Cummins(1)	61	Independent Director	2013
William A. Houlihan(1)	60	Independent Director	2013
Walter C. Keenan(1)	48	Independent Director	2015

(1)      Currently a member of the audit committee, compensation committee and nominating and corporate governance committee. Mr. Houlihan is the chair of our audit committee. Mr. Keenan is the chair of our compensation committee. Mr. Cummins is chair of our nominating and corporate governance committee. Mr. Thomas M. Pearce, Jr. resigned from our board of directors effective December 15, 2015, to dedicate his full time to his role as President and CEO of MAXEX.

Board Qualifications

The nominating and corporate governance committee is responsible for reviewing with our board of directors, on an annual basis, the appropriate characteristics, skills and experience required for our board of directors as a whole and its individual members. While the nominating and corporate governance committee has established no minimum eligibility requirements for candidates to serve on our board of directors, in performing its duties, the nominating and corporate governance committee considers any criteria it deems appropriate, including but not limited to the following criteria:

•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment;

•	experience in our industry and with relevant social policy concerns;

•	experience as a board member of another publicly held company;

•	academic expertise in an area of our operations; and

•	practical and mature business judgment, including ability to make independent analytical inquiries.

Each director must also possess fundamental qualities of intelligence, honesty, good judgment, high ethics and standards of integrity, fairness and responsibility. The nominating and corporate governance committee may, in its discretion, consider diversity in identifying nominees for directors. Our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serve on our board of directors for an extended period of time.

We believe that the members of our board of directors represent a desirable mix of backgrounds, skills and experiences, and they all share the personal attributes of effective directors described above. Included in the biographical information set forth below are some of the specific experiences and skills of our directors that led the board to conclude that, in light of our business and structure, such individuals should serve as members of the board.

Biographical Information -- Directors

David C. Carroll has been our Chief Executive Officer, President and Chairman of the Board since our formation in March 2012 and has been the CEO, President and Chairman of the Board of Oak Circle Capital Partners LLP, or our Manager, since our Manager’s formation in March 2012. He has almost 30 years of experience in a wide range of trading, structuring and management roles within the credit markets. In 1999, Mr. Carroll co-founded a specialized investment management company Ceres Capital Partners, LLC, or Ceres Capital, that was sold to and was operated as part of Stanfield Capital Partners, or Stanfield, from 2001 until January 2007, when it reverted to the name Ceres Capital. Ceres Capital was the investment manager for a structured investment vehicle, Victoria Finance Ltd, or Victoria. In June 2008, Ceres Capital entered Chapter 11 under the Bankruptcy Code. Mr. Carroll became President of Ivy Square, Ltd., or Ivy Square, an investment firm, in 2008, where he remained until founding our Manager in 2012. Prior to Ceres Capital, Mr. Carroll spent 13 years with Morgan Stanley where he served in a variety of management and trading roles. Mr. Carroll started his career working for Cargill Inc. as an oil trader. Mr. Carroll graduated with an M.B.A. from the Duke University Fuqua School of Business and from the University of Virginia with a B.A.

As a consequence of Mr. Carroll’s 30 years’ experience in a wide range of financial and investment management markets, including mortgages and derivatives, he is well qualified to provide valuable advice to our board of directors in many important areas.

Neil A. Cummins has been an independent director of our board of directors since the closing of our initial public offering, or IPO, in March 2013. Mr. Cummins has been active in international financial markets for over 30 years. Mr. Cummins is currently Chairman of Oak Ridge Investments LLC, a privately-owned investment manager. From 1997 to 2012, Mr. Cummins held a variety of global roles with Barclays Capital, including founding Management Committee member, Global Head of Distribution and Research, Global Head of Strategic Relationship Management and voting member of the Barclays Bank Group Credit Committee. He also served on the Board of Directors of iBoxx Limited and the International Index Company from 2003 to 2005. From 1985 to 1997, Mr. Cummins was a Managing Director of Morgan Stanley, and served on the Board of Directors of Morgan Stanley Bank Luxembourg SA and the Supervisory Board of Morgan Stanley Bank AG, Frankfurt. Prior to 1985, Mr. Cummins worked in the international financial markets, principally with Mellon Bank N.A. Mr. Cummins graduated with a B.A. in Economics from Indiana University.

As a consequence of over 30 years’ experience in international financial markets, Mr. Cummins is well qualified to provide valuable advice to our board of directors in many important areas.

William A. Houlihan has been an independent director of our board of directors since the listing of our common stock on the NYSE in March 2013. Mr. Houlihan has more than 30 years of diversified financial sector and business experience. He served from March 2013 to February 2014 as the chief financial officer for Amalgamated Bank, a privately owned company. He served from July 2013 to July 2015 as lead independent director and chairman of the audit committee of Tiptree Financial Partners, LP, or Tiptree, a publicly traded financial services holding company; and from August 2010 to July 2013 as lead independent director and chairman of the audit committee for Care Investment Trust, a publicly traded healthcare REIT which merged with Tiptree in July 2013. He has served since November 2012 as a director and audit committee chairman for Max Exchange, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of First Physicians Capital Group, a privately-owned healthcare investment company, which was registered with the Securities and Exchange Commission, or SEC, prior to completion of a going-private transaction in January 2015, from April 2013 to September 2014 as Non-Executive Chairman of its board of directors and since May 2013 as the chairman of its audit committee. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership.

From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from October 2007 to November 2008, Sedgwick Claims Management Services from August 2006 until January 2007, Metris Companies from August 2004 to January 2006, and Hudson United Bancorp from January 2001 to November 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, including UBS, J.P. Morgan, Keefe Bruyette & Woods, Bear Stearns and Goldman Sachs. He also held several auditing and accounting positions from June 1977 through June 1981. Mr. Houlihan graduated with an M.B.A. in Finance from New York University Graduate School of Business, and a B.S. in Accounting from Manhattan College. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive.

On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of First Physicians Capital Group, Inc., or FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC.

As a consequence of Mr. Houlihan’s 30 years of pertinent experience, qualifications and skills including significant financial expertise and literacy, he is well qualified to provide significant and relevant expertise and advice to our board of directors in relation to many areas, including accounting and financial matters.

Walter C. Keenan has been an independent director of our board of directors since April 17, 2015. Mr. Keenan has over 25 years of experience in the financial services industry as an advisor, investor and executive manager. Since July 2013, he has served as Chief Executive Officer of Advantage Insurance Holdings Ltd., or Advantage Insurance, a specialty insurance group serving the insurance needs of high net worth individuals and business owners worldwide. Mr. Keenan was a consultant to Advantage Insurance from July 2012 through July 2013. Since October 2013, Mr. Keenan has also served as a director and audit committee chair of Republic Companies, Inc., a regional property and casualty insurance company. Prior to joining Advantage Insurance, from March 2011 to October 2011, Mr. Keenan served as Executive Chairman of Medicus Insurance Holdings, Inc., a provider of professional liability insurance to physicians, and was Chairman from July 2006 to March 2011. Before becoming an insurance industry executive, Mr. Keenan worked in private equity as President of JMP Capital, the principal investments group of JMP Group LLC (NYSE: JMP) from 2007 to 2011 and as a Principal of The Cypress Group from 2005 to 2007. Mr. Keenan’s work for JMP and Cypress included strategic investments in two mortgage REIT companies. Mr. Keenan began his career at Morgan Stanley, where he worked in investment banking from 1989 to 2003. Mr. Keenan received a Bachelor of Arts degree with Honors from Southern Methodist University.

As a consequence of over 25 years’ experience in financial services, Mr. Keenan is well qualified to provide valuable advice to our board of directors in many important areas.

David Oston has been our Chief Financial Officer, Treasurer, Secretary and a director since our formation in March 2012 and has been the CFO, Treasurer and Secretary of our Manager since its formation in March 2012. He has more than 30 years’ experience underwriting, investing and managing financial exposures in various sectors of the credit markets. Starting in 2002 through 2008, Mr. Oston was a portfolio manager at Stanfield/Ceres with a focus on structured products and mortgages. Ceres Capital was the investment manager for Victoria. In June 2008, Ceres Capital entered Chapter 11 under the Bankruptcy Code. Mr. Oston became a Managing Director of Ivy Square in 2008, where he remained until joining our Manager in 2012. Prior to Stanfield/Ceres, Mr. Oston spent 13 years with Natexis Banques Populaires in a variety of roles, including CFO of the New York branch, where he had responsibility for portfolio and balance sheet management. Mr. Oston started his career at ANZ/Grindlays, where he spent nine years in a variety of credit-related roles, before spending another two years at Banque Bruxelles Lambert. Mr. Oston graduated with an M.A and a B.A. in Economic Geography from the University of Cambridge, in England.

As a consequence of over 30 years’ experience in a wide range of financial and investment management markets, Mr. Oston is well qualified to provide valuable advice to our board of directors in many important areas.

Information About Executive Officers

Set forth below is information regarding our executive officers as of April 8, 2016. Each officer holds office at the pleasure of our board of directors and until their successors shall have been duly elected and qualified. There are no family relationships between any director and executive officer.

Name	Age	Position Held with Us
David C. Carroll	57	Chief Executive Officer, President and Chairman of the Board
David Oston	57	Chief Financial Officer, Secretary, Treasurer and Director
Kian Fui (Paul) Chong	43	Chief Investment Officer

Biographical Information – Executive Officers

David C. Carroll. See “Biographical Information -- Directors” above.

Kian Fui (Paul) Chong has been our CIO since our formation in March 2012 and has been the CIO of our Manager since its formation in March 2012. He has 17 years’ experience in the financial markets. From 2004 until 2008, Mr. Chong was a portfolio manager at Stanfield/Ceres. Ceres Capital was the investment manager for Victoria. In June 2008, Ceres Capital entered Chapter 11 under the Bankruptcy Code. From 2008 until 2011, Mr. Chong worked for Ivy Square. From November 2011 until March 2012, Mr. Chong was a principal of Oak Circle Capital, LLC, or OCC. OCC was formed and capitalized by officers of our Manager in March 2010 to develop a mortgage REIT business strategy. Prior to XL Global’s investment in our Manager, it was determined that such investment in a new entity rather than in OCC would simplify the completion of the investment and hence our Manager was formed. OCC, which had only one employee and only conducted limited business operations, is in the process of dissolution. Mr. Chong previously had worked as a credit analyst for Bank of America in Singapore from 1996 until 1999 before spending two years as a financial consultant with Arthur Andersen. Mr. Chong graduated with an M.B.A. from the Duke University Fuqua School of Business and a B.Bus. from the Nanyang Technological University in Singapore. Mr. Chong is also a C.F.A. holder.

David Oston. See “Biographical Information -- Directors” above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under federal securities laws, our executive officers, directors and any persons beneficially owning more than 10% of a registered class of our equity securities are required to report their ownership and any changes in that ownership to the SEC. These persons are also required by SEC rules and regulations to furnish us with copies of these reports.

Based solely on our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that, during the year ended December 31, 2015, all of these filing requirements applicable to our directors, executive officers, and greater than 10% stockholders were complied with on a timely basis, except as follows: Mr. Carroll, the Company’s Chief Executive Officer, President and Chairman of the Board, filed a late Form 4 on March 24, 2015 with respect to the purchase of 1,000 shares of our common stock.

Code of Ethics

Concurrently with our IPO, we adopted a Code of Business Conduct and Ethics and Policy Against Insider Trading that is applicable to all of our executive officers and other personnel, including our principal executive officer, our principal financial officer, our principal accounting officer, our controller, and persons performing similar functions for the Company. The Code of Business Conduct and Ethics and Policy Against Insider Trading establishes policies and procedures that we believe promote adherence to, and the conduct of business according to, the highest ethical standards. A copy of our Code of Business Conduct and Ethics and Policy Against Insider Trading is available on the “Investors Relations” section of our website at http://investor.fiveoaksinvestment.com/ under the Corporate Governance tab.

Corporate Governance Guidelines

Concurrently with our IPO, we adopted a set of Corporate Governance Guidelines, which describe our corporate governance practices and policies and provide a framework for the governance of our board of directors. The nominating and corporate governance committee is responsible for overseeing these guidelines and reporting and making recommendations to our board of directors concerning corporate governance matters. From time to time, the nominating and corporate governance committee reviews our Corporate Governance Guidelines and, if necessary, recommends changes to the full board of directors. Our current Corporate Governance Guidelines are available in the “Investors Relations” section of our website at http://investor.fiveoaksinvestment.com/ under the Corporate Governance tab.

Audit Committee

The Company maintains a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee currently consists of Messrs. Cummins, Houlihan and Keenan.

Audit Committee Financial Expert

Mr. Houlihan is the chair of our audit committee. Our board of directors has determined that Mr. Houlihan qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K based on his education and experience in his respective fields, and is independent under the current listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our executive officers for the year ended December 31, 2015 (Messrs. Carroll, Oston and Chong are the Company’s only executive officers).

Overview of Compensation Program and Philosophy

We have no employees. We are externally managed by our Manager pursuant to a management agreement between our Manager and us. Because the management agreement provides that our Manager is responsible for managing our affairs, our Manager provides us with all of the personnel required to manage our operations. As a result, our executive officers, all of whom are employees of our Manager, do not receive any cash compensation from us. Instead, we pay our Manager a management fee and our Manager uses the proceeds from the management fee, in part, to pay compensation to its officers and personnel, including our executive officers. We do not reimburse our Manager or its affiliates for the salaries and other compensation of their personnel other than our chief financial officer, general counsel and other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, based on the percentage of time each spends on our affairs. Our Manager makes all decisions relating to the compensation of our executive officers based on such factors as our Manager may determine are appropriate.

Our Manager utilizes compensation programs that are designed, structured and implemented at every level to align with our long-term strategic objectives. Specifically, our Manager’s compensation programs are designed to align incentive awards with client and shareholder success, provide competitive compensation tied to strategic and financial results, differentially reward high performers, and provide an appropriate mix of cash and deferred compensation.

We did not pay any cash compensation to any of our executive officers, nor did we make any grants of plan-based awards, stock options or stock grants of any kind to them for the year ended December 31, 2015; however, we have adopted the Manager Equity Plan pursuant to which we make awards to our Manager which, in turn, grants such awards to its employees, officers, members (including our current executive officers), directors or consultants. We do not provide our executive officers with pension benefits, perquisites or other personal benefits. We do not have any employment agreements with any person and have no arrangements to make cash payments to our executive officers upon their termination from service as our officers or a change in control of the Company.

Certain Risks Related to Compensation

As noted above, we are externally managed by our Manager pursuant to the terms of the management agreement and we do not pay our executive officers any compensation. The base fee under the management agreement is calculated based on a percentage of stockholders’ equity and is payable monthly in arrears. Calculation of the management fee is not primarily dependent upon our financial performance or the performance of our management, and thus the management fee does not create an incentive for management to take excessive or unnecessary risks. Specifically, the use of stockholders’ equity as the base for the calculation does not result in leveraged pay-out curves, steep pay-out cliffs, or set unreasonable goals and thresholds, each of which can promote excessive and unnecessary risks.

The management agreement provides for automatic one-year renewals of its term. The initial two-year term of the management agreement expired on May 16, 2014, and automatically renewed on such date and again on May 16, 2015. Our independent directors review our Manager’s performance annually and, following the initial two-year term, the management agreement may be terminated annually upon the affirmative vote of either at least two-thirds of our independent directors or at least two-thirds of our outstanding shares of common stock (other than those shares held by our Manager or its affiliates), in either case, based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) our determination that any fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees determined to be fair by at least two-thirds of our independent directors. We will provide our Manager 180 days’ prior notice of any such termination. Unless terminated for cause, we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed quarter prior to the date of termination. We may also terminate the management agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from our board of directors for cause.

Insider Trading Policy

We maintain an insider trading policy, which prohibits short selling, dealing in publicly traded options and hedging or monetization transactions in our securities.

Director Compensation

Executive directors

A member of our board of directors who is also an employee of our Manager or any of our or its affiliates is referred to as an executive director. David C. Carroll and David Oston are executive directors. Executive directors do not receive cash compensation for serving on our board of directors. However, we have adopted the Manager Equity Plan pursuant to which we make awards to our Manager which in turn, grants such awards to its employees, officers, members (including our current officers), directors or consultants. The purpose of any such grants will be to encourage their respective individual efforts toward our continued success, long-term growth and profitability and to reward and retain them.

Independent directors

As compensation for serving on our board of directors, each independent director receives an annual cash retainer (increased to $50,000 from $40,000 effective May 20, 2015), payable in arrears, and an annual retainer of 1,500 restricted shares of our common stock, granted under our Manager Equity Plan. The grants of restricted stock are generally made immediately following our annual stockholders’ meeting, and vest in full on the first anniversary of the grant date, subject to continuing service on our board of directors on the vesting date. We also reimburse these independent directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance at full board of directors and committee meetings. In addition, the chair of our audit committee receives a separate annual cash retainer (increased to $15,000 from $10,000 effective May 20, 2015), and the chairs of our compensation committee and our nominating and corporate governance committee each receive an annual cash retainer (increased to $10,000 from $5,000 effective May 20, 2015), in each case in addition to the annual board service cash retainer and the grant of 1,500 restricted shares of our common stock. Independent directors may also receive retainers or meeting fees for participation on ad hoc committees formed on an as-needed basis from time to time.

Our senior management reports once a year to the full board of directors or the compensation committee regarding the status of our non-management director compensation in relation to other U.S. companies of comparable size and our competitors. Such report includes consideration of both direct and indirect forms of compensation to our non-management directors and recommends any changes in non-management director compensation. Director fees are the sole form of compensation that members of our audit committee receive from us.

As of the date of this Amendment No. 1, all elements of director compensation for 2016 remain unchanged from the compensation plan effective May 20, 2015.

Director Compensation for 2015

The table below sets forth the compensation paid to each individual serving as a non-executive director at any time during 2015*.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
Neil A. Cummins	$53,750	$15,105	$5,138	$73,993
William A. Houlihan	58,750	15,105	5,138	78,993
Thomas M. Pearce, Jr.(4)	50,833	15,105	5,138	71,076
Walter C. Keenan(5)	30,000	15,105	1,088	46,193

*	Columns for “Option Awards,” “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.

(1)	Reflects: the increase in the annual cash retainer from $40,000 to $50,000; the increase in the additional annual cash retainer for the chairman of the audit committee from $10,000 to $15,000; and the increase in the additional cash retainer for the chairman of each of the compensation committee and the nominating and governance committee from $5,000 to $10,000, effective in each case as of May 20, 2015.

(2)	The amounts in this column reflect the aggregate grant date fair value of grants of restricted stock to each listed director on May 22, 2015, calculated in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the year ended December 31, 2015 included in the Original Filing. As of December 31, 2015, each of Messrs. Cummins, Houlihan, Keenan and Pearce held 1,500 unvested shares of restricted stock (and Messrs. Cummins, Houlihan and Pearce each held 3,000 shares of formerly restricted stock that vested prior to such date).

(3)	The amounts in this column reflect dividends paid in 2015 on unvested shares of restricted stock held by the directors in the table.

(4)	Mr. Pearce resigned as a member of our board of directors, effective December 15, 2015, to dedicate his full time to his role as President and CEO of MAXEX.

(5)	Mr. Keenan joined our board of directors effective April 17, 2015, and became a member of our audit committee and nominating and corporate governance committees as of May 20, 2015, a member and co-Chairman of our compensation committee as of May 20, 2015, and Chairman of our compensation committee as of December 15, 2015.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2015, Messrs. Cummins, Houlihan, Pearce (through December 15, 2015) and Keenan (commencing May 20, 2015) were members of our compensation committee. Each of the members of the compensation committee is (and was during his service in 2015) an independent director. No member of the compensation committee at any time during 2015 was an officer or employee of the Company or any of its subsidiaries during 2015, and no such individual was formerly an officer of the Company or any of its subsidiaries or was a party to any disclosable related person transaction involving the Company. During 2015, none of the executive officers of the Company has served on the board of directors or on the compensation committee of any other entity that has or had executive officers that served as a member of the board of directors or compensation committee of the Company.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis herein with management and, based on such review and discussion, has recommended to our board of directors that such Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K.

April 26, 2016

Compensation Committee

Neil A. Cummins
William Houlihan

Walter C. Keenan (Chairman effective 12/15/15)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information relating to equity compensation plans required by this Item is included under the captions “Securities Authorized for Issuance Under Equity Compensation Plan” and “Equity Compensation Plan Information” in Item 5 of Part II of the Original Filing.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock and 8.75% Series A Cumulative Redeemable Preferred Stock, or Preferred Stock, as of April 8, 2016, by: (1) each director of the Company, (2) each executive officer of the Company, (3) all directors and executive officers of the Company as a group, and (4) all persons known by us to be beneficial owners of more than 5% of any class of our voting securities.

In accordance with SEC rules, beneficial ownership includes: all shares the investor actually owns beneficially or of record; all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and all shares the investor has the right to acquire within 60 days (such as shares of restricted common stock which are scheduled to vest within 60 days).

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of each of the individuals listed below is the address of our principal executive office, 540 Madison Avenue, 19th Floor, New York, New York 10022. None of our shares of common stock beneficially owned by any of our directors or executive officers have been pledged as security.

Beneficial Ownership Table

Name of Beneficial Owner	Shares of Common Stock Owned		Percentage of Common Stock Owned	Shares of Preferred Stock Owned	Percentage of Preferred Stock Owned
5% Holders
XL Investments Ltd(1)	6,354,167		35.78%	—	—
XL Global, Inc.(2)	8,715		*	—	—
Renaissance Technologies LLC(3) Renaissance Technologies Holdings Corporation	809,466		5.5%	—	—
Directors and Executive Officers
David C. Carroll	43,955	(4)	*	—	—
Kian Fui (Paul) Chong	17,149		*	—	—
David Oston	32,253		*	—	—
Neil A. Cummins	16,000	(5)	*	—	—
William A. Houlihan	29,500	(5)	*	—	—
Walter C. Keenan	6,500	(5)	— *	—	—
All directors and executive officers as a group (six persons)	145,357		1.00%	—	—

* Represents less than 1% of the shares of our common stock outstanding.

(1)	XL Investments Ltd, or XL Investments, is the record owner of 3,229,167 shares of common stock and warrants to purchase 3,125,000 shares of common stock (which became exercisable on July 25, 2013, 120 days following the closing of our IPO). XL Group plc is the ultimate parent holding company of XL Investments and indirectly owns all of the equity interests of XL Investments. XL Group plc is an Irish public limited company whose ordinary shares are listed on the NYSE. The address for XL Investments is One Bermudiana Road, Hamilton HM08, Bermuda.

(2)	XL Global is the record owner of 8,175 shares of common stock. XL Group plc is the ultimate parent holding company of XL Global and indirectly owns all of the equity interests of XL Global. XL Group plc is an Irish public limited company whose ordinary shares are listed on the NYSE. The address for XL Global is 32 Old Slip, 33rd Floor, New York, New York 10005.
(3)	In a 13G filed by Renaissance Technologies LLC, or RT, and Renaissance Technologies Holdings Corporation, or RTHC, with the SEC on February 12, 2016, RT and RTHC each reported beneficial ownership of 809,466 shares of common stock (RTHC’s beneficial ownership through its majority ownership of RT). RT and RTHC each reported sole voting power over 714,511 shares, sole dispositive power over 719,326 shares, and shared dispositive power over 12,140 shares. The address of RT and RTHC is 800 Third Avenue, New York, New York 10022.

(4)	Includes 1,922 shares of common stock held in trusts for each of Mr. Carroll’s two daughters.

(5)	Includes 1,500 shares of unvested restricted stock scheduled to vest on May 20, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Management Agreement and Fulfillment Fees

On May 16, 2012, we executed a management agreement with our Manager, pursuant to which our Manager provides for the day-to-day management of our operations. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. All of our executive officers are employed by and also serve as officers of our Manager. As a result, our management agreement was not negotiated on an arm’s-length basis. Therefore, the terms of the management agreement, including the fees payable to our Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. Pursuant to the management agreement, we pay our Manager a monthly management fee and reimburse our Manager for certain expenses. For the years ended December 31, 2015 and 2014, the Company incurred management fees under the management agreement of $2,774,432 and $2,627,592, respectively. In addition, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including accounting services, auditing and tax services, technology and office facilities, operations, compliance, legal and filing fees, and miscellaneous general and administrative costs, including the cost of non-investment management personnel of the Manager who spend all or a portion of their time managing the Company’s affairs. For the years ended December 31, 2015 and 2014, the Company incurred reimbursable expenses of $4,980,348 and $3,247,683, respectively.

During 2015, our Manager accrued fees pursuant to Section 8(b) of the management agreement in addition to the management fee for services rendered in connection with Five Oaks Acquisition Corporation’s , or FOAC’s (our taxable REIT subsidiary), aggregation of loans and subsequent contribution of these and certain other loans into the OAKS 2015-1 Trust and OAKS 2015-2 Trust. Such fees accrued during 2015 totaled $200,000. During 2014, our Manager accrued fees pursuant to Section 8(b) of the management agreement in addition to the management fee for services rendered in connection with the securitization of loans by FOAC acquired by it. Such fees accrued during 2014 totaled $1,017,627 in respect of two securitizations. Our Manager invoiced us for mortgage banking services provided in connection with loans contributed by other originators into the securitizations. Our Manager invoiced FOAC for fulfillment services in connection with the loans sold by FOAC into the securitizations. All of the invoices for the foregoing fees in 2015 and 2014 were approved by our audit committee pursuant to our related party transaction policies (see “Related Party Transaction Policies”). Each of the fee invoices were determined by our audit committee to have been no greater than fees which would have been charged by outside professionals or consultants engaged to perform the respective services pursuant to agreements negotiated on an arm’s-length basis as mandated by the terms of the management agreement. A significant portion of the fee payments were utilized by our Manager to pay incentive compensation to employees of our Manager deemed essential to the success of our securitization business and the balance as a distribution to the owners of equity interests in our Manager, including our executive officers.

Relationship with the XL Group of Companies

XL Investments, an indirect wholly owned subsidiary of XL Group plc, purchased $25.0 million of our shares of common stock in May 2012, and we agreed to also issue to XL Investments warrants to purchase our common stock. The warrants were issued on September 29, 2012 and entitle XL Investments, commencing on July 25, 2013 (120 days following the closing of our IPO) until September 29, 2019, to purchase an aggregate of 3,125,000 shares of our common stock at a per share exercise price equal to 105% of the $15.00 IPO price per share of our common stock, or $15.75. As part of its investment in May 2012, XL Investments also agreed to make an additional investment in us of up to $25.0 million, subject to certain conditions and over a period of time. The conditions were deemed satisfied upon the closing of our IPO, and accordingly XL Investments accelerated the timing of its investment and bought $25.0 million of our common stock in a concurrent private placement at the IPO price, or 1,666,667 shares. As of April 8, 2016, XL Investments owned 22.09% of our common stock, 35.78% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO). Because of its significant ownership of our common stock, XL Investments will have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

We have agreed with XL Investments that, for so long as XL Investments and any other of the XL group of companies collectively beneficially own at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board of directors meetings but such observer will have no right to vote at any board of directors meeting. The board observer will be indemnified by us to the same extent as our directors.

Our charter prohibits, with certain exceptions, any stockholder from beneficially or constructively owning, applying certain attribution rules under the Internal Revenue Code, more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or 9.8% by value or number of shares, whichever is more restrictive, of our outstanding capital stock. Our board of directors has granted XL Investments an exemption from the 9.8% ownership limitation.

Our Manager is majority owned by its employees (including all of our officers) with a minority stake held by XL Global, a subsidiary of XL Group plc. XL Global made a strategic investment in our Manager in March 2012 and currently owns a 34.6% equity interest in our Manager. As a result of such investment, representatives of XL Global are members of the management committee of our Manager. The investment management professionals of our Manager are solely responsible for all decisions involving the acquisition, disposition, financing and hedging of our target assets. None of the XL group of companies or any of their officers, directors or employees participates in these decisions.

Registration Rights Agreement

We have entered into a registration rights agreement with XL Investments, our Manager, Messrs. Carroll, Chong and Oston, and Darren Comisso and Thomas Flynn (executive officers of our Manager) pursuant to which we have agreed to register the resale of shares of common stock and warrants owned by XL Investments and its transferees, any shares of common stock owned from time to time by Messrs. Carroll, Chong, Comisso, Flynn and Oston and their transferees and any shares of common stock and warrants that we may grant to our Manager under the Manager Equity Plan, which we collectively refer to as the registrable securities. Pursuant to the registration rights agreement, XL Investments and its affiliated transferees have the right to demand that we cause their registrable securities to be registered for resale on a registration statement. All other holders of registrable securities have the option to include their registrable securities in such registration statement and we must maintain the effectiveness of such registration statement until all the registrable securities are sold under a shelf registration statement or another registration statement, or until all the registrable securities are eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, without volume limitation or other restrictions on transfer; however, XL Investments and its affiliated transferees are limited to two demand registrations. The registration rights agreement also requires us to file a “shelf registration statement” for the remaining registrable securities as soon as practicable after we become eligible to use Form S-3, and we must maintain the effectiveness of this shelf registration statement until all the registrable securities have been sold under the shelf registration statement or sold pursuant to Rule 144 under the Securities Act. On August 20, 2014, we filed a “shelf registration statement” for the registrable securities, which was declared effective by the SEC in September 2014. With the consent of XL Investments, we withdrew such registration statement in March 2015, pending the filing of a Form 10-K/A in respect of the Company’s Annual Report on Form 10-K for the year ended December 31. 2014 (which has since been filed), and are concurrently of filing a replacement “shelf registration statement.”

Related Party Transaction Policies

Concurrently with our IPO, our board of directors adopted a written policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we are or are to be a participant, the amount involved exceeds $120,000 and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person must promptly disclose to our compliance officer any related person transaction and all material facts about the transaction. Our secretary would then assess and promptly communicate that information to the compensation committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, the compensation committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to the compensation committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Limitations on Liability and Indemnification of Officers and Directors

Our charter and bylaws provide indemnification for our directors and officers to the fullest extent permitted by Maryland law in effect from time to time, to obligate itself to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (1) any individual who is a present or former director or officer of ours or (2) any individual who, while a director or officer of ours and at our request, serves or has served as a director, officer, partner or trustee of another corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan or any other enterprise from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her service in such capacity. We have the power, with the approval of our board of directors, to provide such indemnification and advancement of expenses to a person who served a predecessor of ours in any of the capacities described in (1) or (2) above and to any employee or agent of ours or a predecessor of ours. However, the Maryland General Corporation Law, or MGCL, prohibits us from indemnifying a director or officer for any act or omission if:

•	the act or omission of the director or officer was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty;

•	the director or officer actually received an improper personal benefit in money, property or services; or

•	in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

In addition, under the MGCL, we may not indemnify a director or officer in a suit by us or in our right in which the director or officer was adjudged liable to us or in a proceeding in which the director or officer was adjudged liable on the basis that a personal benefit was improperly received. However, indemnification with respect to any proceeding by us or in our right or in which the director or officer was adjudged liable on the basis that a personal benefit was improperly received shall be limited to expenses. A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct or was adjudged liable on the basis that a personal benefit was improperly received.

We have entered into indemnification agreements with each of our directors and executive officers that would provide for indemnification to the maximum extent permitted by Maryland law.

The above-described limitation of liability and indemnification may be held not to be enforceable for violations of the federal securities laws of the United States.

Independence Determinations

Our board of directors undertakes periodic reviews of director independence. In such reviews, the board of directors considers transactions and relationships between (1) each director, entities with which such person is affiliated and/or any member of such person’s immediate family, and (2) the Company and its subsidiaries and affiliates, in order to ascertain whether any such relationships or transactions are inconsistent with a determination that such person is “independent” in accordance with applicable rules and regulations of the NYSE, applicable law, and the rules and regulations of the SEC. The board of directors bases its determinations primarily on a review of the responses of such persons to questions regarding employment and compensation history, affiliations and family and other relationships between the Company, the directors, and entities with which such persons are affiliated, discussions and analyses with respect to the foregoing, and the recommendations of the nominating and corporate governance committee.

As a result of such reviews, as well as the directors’ responses to the Company’s questionnaire with respect to independence matters, our board of directors has affirmatively determined that all persons who served as directors of the Company during any part of the 2015 calendar year, and all current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Carroll, the Company’s Chief Executive Officer and President, and Mr. Oston, the Company’s Chief Financial Officer, Secretary and Treasurer. Each individual who was a member of the Company’s audit committee, compensation committee, and nominating and corporate governance committee during any part of the 2015 calendar year has been determined by our board of directors to be independent in accordance with such standards as well. In determining that each director other than Messrs. Carroll and Oston are independent, in addition to confirming that none of the automatic disqualifications prescribed by the NYSE are applicable to such persons, the board of directors also affirmatively determined that each such person has no direct or indirect material relationship with the Company or its subsidiaries.

As none of Messrs. Cummins, Houlihan, Keenan or Pearce (during his service as a director during 2015) had or has any direct or indirect relationship with the Company or its subsidiaries, they were each deemed to be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES BILLED BY THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fees and expenses paid to our principal accountant, Grant Thornton LLP, for the years ended December 31, 2015 and 2014 consisted of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees(1)	$903,000	$561,600
Audit-Related Fees	—	---
Tax Fees	—	---
All Other Fees	—	---
Total	$903,000	$561,600

(1) Represents fees and expenses for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, statutory audits, and advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.

PRE-APPROVAL POLICY

The audit committee charter provides that the audit committee of our board of directors shall pre-approve all audit services, audit-related tax services and other permitted services to be performed for us by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and PCAOB the audit committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. During 2015, all of the above services were approved by the audit committee in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	Financial Statements.

(b)	Exhibits.

The Exhibits listed in the Exhibit Index, which appear immediately following the signature pages, are incorporated herein by reference and are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

(c)	Schedules.

Schedule IV - Mortgage Loans on Real Estate.

Schedules other than the one listed above are omitted because they are not applicable or deemed not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 and Rule 12b-15 thereunder, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 29, 2016.

FIVE OAKS INVESTMENT CORP.

By:	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013 (the “2013 1st Quarter 10-Q”)).

3.2	Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 filed with Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3	Articles of Amendment, increasing the aggregate number of authorized shares of Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.2 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

3.4	Second Amended and Restated Bylaws of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.2 filed with the 2013 1st Quarter 10-Q).

4.1	Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“Pre-Effective Amendment No. 1”)).

4.2	Specimen Certificate representing the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 4.2 filed with Pre-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-191787), which was filed with the Securities and Exchange Commission on December 9, 2013).

4.3	Form of Warrant as amended and restated on August 18, 2014 (incorporated by reference to Exhibit 4.2 filed with Five Oaks Investment Corp.’s Registration Statement on Form S-3 (File No. 333-198272), which was filed with the Securities and Exchange Commission on August 20, 2014).

10.1	Management Agreement, dated as of May 16, 2012 by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. Draft Registration Statement on Form S-11 (File No. 021-178729), which was confidentially submitted with the Securities and Exchange Commission on October 19, 2012 (“DRS”)).

10.2	Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto (incorporated by reference to Exhibit 10.2 filed with Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on December 20, 2012 (“IPO S-11”)).

10.3	Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 filed with Post-Effective Amendment No. 1 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 (“Post-Effective Amendment No. 1”)).

10.4†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 filed with the Pre-Effective Amendment No. 1).

10.5	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

10.6	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.6 of the Original Filing)

10.7	Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 filed with Pre-Effective Amendment No. 1).

10.8	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 filed with the IPO S-11).

10.9	Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC (incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to Five Oaks Investment Corp.’s Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.10	Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.11 filed with Post-Effective Amendment No. 1).

10.11	Amendment No. 1, dated as of January 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.12 filed with Post-Effective Amendment No. 1).

10.12	Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 filed with Post-Effective Amendment No. 1).

10.13	Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 filed with Post-Effective Amendment No. 1).

10.14	Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014 (the “2014 February 8-K”)).

10.15	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the 2014 February 8-K).

10.16	Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “2014 August 8-K”)).

10.17	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the 2014 August 8-K).

10.18	Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the 2014 August 8-K).

10.19	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the 2014 August 8-K).

10.20	Mortgage Loan Purchase and Servicing Agreement dated as of September 26, 2014, between Five Oaks Acquisition Corp., as seller and servicing administrator, and J.P. Morgan Mortgage Acquisition Corp., as purchaser (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on October 15, 2014 (the “2014 October 8-K”)).

10.21	Assignment, Assumption and Recognition Agreement dated as of October 9, 2014, by and among J.P. Morgan Acceptance Corporation I, J.P. Morgan Mortgage Trust 2014-OAK4, J.P. Morgan Mortgage Acquisition Corp. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the 2014 October 8-K).

10.22	Form of Mortgage Loan Purchase and Interim Servicing Agreement between Aggregator 1, as purchaser, and originator, as seller, with corresponding Form of Assignment, Assumption and Recognition Agreement among Aggregator 1, as assignor, Five Oaks Acquisition Corp, as assignee, and originator (incorporated by reference to Exhibit 10.6 filed with Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2014 (the “2014 3rd Quarter 10-Q”)).

10.23	Form of Flow Sale and Interim Servicing Agreement between Aggregator 2, as purchaser, and originator, as seller and interim servicer, with corresponding Form of Assignment, Assumption and Recognition Agreement (Whole Loan Transfer), among Aggregator 2, as assignor, Five Oaks Acquisition Corp., as assignee, originator and servicer (incorporated by reference to Exhibit 10.7 to the 2014 3rd Quarter 10-Q).

10.24	Mortgage Loan Purchase and Sale Agreement, dated as of December 23, 2014, between Five Oaks Acquisition Corp. and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 12, 2015 (the “2015 January 8-K”)).

10.25	Certificate Purchase Agreement, dated December 22, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Five Oaks Acquisition Corp. and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.2 to the 2015 January 8-K).

10.26	Indemnity Letter, dated December 23, 2014, among Five Oaks Investment Corp., Credit Suisse Securities (USA) LLC and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.3 to the 2015 January 8-K).

10.27	Pooling And Servicing Agreement, dated as of December 1, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Christiana Trust, Select Portfolio Servicing, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the 2015 January 8-K).

10.28	Master Repurchase Agreement, dated as of December 30, 2014, between Bank of America, N.A. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the 2015 January 8-K).

10.29	Guaranty, dated as of December 30, 2014, by Five Oaks Investment Corp., to and for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the 2015 January 8-K).

10.30	Mortgage Loan Purchase and Sale Agreement, dated April 30, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 7, 2015 (the “2015 May 8-K”)).

10.31	Pooling And Servicing Agreement, dated as of April 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 May 8-K).

10.32

Mortgage Loan Purchase and Sale Agreement, dated November 10, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC. (incorporated by reference to Exhibit 10.1 filed with Five Oaks Investment Corp. current report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 16, 2015 (the “2015 November 8-K”)).

10.33	Pooling and Servicing Agreement, dated as of November 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 November 8-K).

10.34	Processing Services Agreement, dated May 14, 2015, between Five Oaks Investment Corp. and SS&C Technologies, Inc., as amended by the Addendum to Processing Services Agreement, dated June 10, 2015. (incorporated by reference to Exhibit 10.34 of the Original Filing)

12.1	Computation of Ratios of Earnings to Fixed Charges. (incorporated by reference to Exhibit 12.1 of the Original Filing)

21.1	List of Subsidiaries of Five Oaks Investment Corp. (incorporated by reference to Exhibit 21.1 of the Original Filing)

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 of the Original Filing)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 of the Original Filing)

31.3	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 of the Original Filing)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 of the Original Filing)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Original Filing)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Original Filing)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Original Filing)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Original Filing)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Original Filing)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Original Filing)

* Filed herewith.

†Management contract or compensatory plan or arrangement.

