Form 10-Q
period 2016-03-31
Five Oaks Investment Corp.
filed 2016-05-10
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
Common stock, $0.01 par value	14,597,894

FIVE OAKS INVESTMENT CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

March 31, 2016

(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 (unaudited) and the three months ended March 31, 2015 (unaudited)	3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 (unaudited) and the three months ended March 31, 2015 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (unaudited) and the three months ended March 31, 2015 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 43

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2016 (1)	December 31, 2015 (1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $583,097,938 and $571,086,035 for March 31, 2016 and December 31, 2015, respectively)	$468,482,202	$571,466,581
Mortgage loans held-for-sale, at fair value (includes pledged loans of $10,866,503 and $10,900,402 for March 31, 2016 and December 31, 2015, respectively)	12,806,307	10,900,402
Multi-family loans held in securitization trusts, at fair value	1,433,612,858	1,449,774,383
Residential loans held in securitization trusts, at fair value	396,542,860	411,881,097
Mortgage servicing rights, at fair value	3,368,385	4,268,673
Cash and cash equivalents	16,011,105	26,140,718
Restricted cash	11,241,333	8,174,638
Accrued interest receivable	8,314,960	8,650,986
Dividends receivable	25,262	26,022
Investment related receivable	1,871,692	1,591,343
Derivative assets, at fair value	-	2,558,350
FHLB stock	1,030,500	2,403,000
Other assets	525,558	530,468

Total assets	$2,353,833,022	$2,498,366,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$460,273,000	$509,231,000
Mortgage loans held-for-sale	9,353,356	9,504,457
FHLB Advances	-	49,697,000
Multi-family securitized debt obligations	1,346,254,828	1,364,077,012
Residential securitized debt obligations	367,958,982	380,638,423
Derivative liabilities, at fair value	5,904,050	-
Accrued interest payable	6,399,776	6,574,699
Dividends payable	39,132	39,132
Fees and expenses payable to Manager	937,427	842,903
Other accounts payable and accrued expenses	1,043,839	267,507

Total liabilities	2,198,164,390	2,320,872,133

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,597,894 and 14,656,394 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively	145,684	146,269
Additional paid-in capital	188,772,001	189,037,842
Accumulated other comprehensive income (loss)	(1,497,097)	(395,771)
Cumulative distributions to stockholders	(59,313,770)	(55,803,240)
Accumulated earnings	(9,595,158)	7,352,456

Total stockholders' equity	155,668,632	177,494,528

Total liabilities and stockholders' equity	$2,353,833,022	$2,498,366,661

(1)	Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIE's) as the Company is the primary beneficiary of these VIEs. As of March 31, 2016 and December 31, 2015, assets of consolidated VIEs totaled $1,836,767,480 and $1,868,482,556, respectively, and the liabilities of consolidated VIEs totaled $1,720,340,585 and $1,750,916,265, respectively

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$4,899,038	$6,805,958
Mortgage loans held-for-sale	122,237	705,461
Multi-family loans held in securitization trusts	15,437,804	17,635,476
Residential loans held in securitization trusts	4,152,406	5,891,779
Cash and cash equivalents	5,710	4,341
Interest expense:
Repurchase agreements - available-for-sale securities	(1,489,413)	(1,712,768)
Repurchase agreements - mortgage loans held-for-sale	(76,200)	(436,593)
Multi-family securitized debt obligations	(14,112,709)	(16,135,459)
Residential securitized debt obligations	(3,178,442)	(3,655,469)

Net interest income	5,760,431	9,102,726

Other-than-temporary impairments
Increase in credit reserves	(20,994)	(1,977,489)
Additional other-than-temporary credit impairment losses	-	(2,890,939)

Total impairment losses recognized in earnings	(20,994)	(4,868,428)

Other income:
Realized gain (loss) on sale of investments, net	(6,383,153)	(154,313)
Change in unrealized gain (loss) on fair value option securities	(371,095)	-
Realized gain (loss) on derivative contracts, net	(1,585,541)	(2,830,486)
Change in unrealized gain (loss) on derivative contracts, net	(8,462,400)	(1,751,038)
Realized gain (loss) on mortgage loans held-for-sale	(986)	272,232
Change in unrealized gain (loss) on mortgage loans held-for-sale	197,902	551,383
Change in unrealized gain (loss) on mortgage servicing rights	(900,288)	-
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	1,536,317	2,037,112
Change in unrealized gain (loss) on residential loans held in securitization trusts	(2,554,077)	(3,356,407)
Servicing income	223,678	-
Other income	24,982	-

Total other income (loss)	(18,274,661)	(5,231,517)

Expenses:
Management fee	623,223	717,775
General and administrative expenses	1,632,511	1,683,876
Operating expenses reimbursable to Manager	1,204,811	1,051,567
Other operating expenses	882,206	619,243
Compensation expense	69,639	60,647

Total expenses	4,412,390	4,133,108

Net income (loss) before provision for income taxes	(16,947,614)	(5,130,327)
(Provision for) benefit from income taxes	-	-
Net income (loss)	(16,947,614)	(5,130,327)

Dividends to preferred stockholders	(880,509)	(880,509)

Net income (loss) attributable to common stockholders	$(17,828,123)	$(6,010,836)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(17,828,123)	$(6,010,836)
Weighted average number of shares of common stock outstanding	14,605,515	14,718,750
Basic and diluted income per share	$(1.22)	$(0.41)
Dividends declared per share of common stock	$0.18	$0.38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Net income	$(16,947,614)	$(5,130,327)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(2,246,013)	2,555,987
Reclassification adjustment for net gain (loss) included in net income (loss)	1,123,693	-
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	20,994	4,868,428
Reclassification cumulative adjustment for Linked Transactions	-	4,457,544

Total other comprehensive income (loss)	(1,101,326)	11,881,959

Less: Dividends to preferred stockholders	(880,509)	(880,509)

Comprehensive income (loss) attributable to common stockholders	$(18,929,449)	$5,871,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (unaudited)

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity
Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,269	$189,037,842	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
Issuance of common stock, net	-	-	-	-	-	-	-	-	-
Cost of issuing common stock	-	-	-	-	-	-	-	-	-
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Purchase of treasury stock, net	-	-	(58,500)	(585)	(282,980)	-	-	-	(283,565)
Restricted stock compensation expense	-	-	-	-	17,139	-	-	-	17,139
Net income (loss)	-	-	-	-	-	-	-	(16,947,614)	(16,947,614)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	(2,246,013)	-	-	(2,246,013)
Reclassification adjustment for net gain (loss) included in net income	-	-	-	-	-	1,123,693	-	-	1,123,693
Reclassification cumulative adjustments for Linked Transactions	-	-	-	-	-	-	-	-	-
Reclassification adjustment for other-than-temporary impairments included in net income	-	-	-	-	-	20,994	-		20,994
Common dividends declared	-	-	-	-	-	-	(2,630,021)	-	(2,630,021)
Preferred dividends declared	-	-	-	-	-	-	(880,509)	-	(880,509)
Balance at March 31, 2016	1,610,000	$37,156,972	14,597,894	$145,684	$188,772,001	$(1,497,097)	$(59,313,770)	$(9,595,158)	$155,668,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(16,947,614)	$(5,130,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	20,994	4,868,428
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,855,886)	(4,054,629)
Realized (gain) loss on sale of investments, net	6,383,153	154,313
Realized (gain) loss on derivative contracts	1,585,541	2,830,486
Realized (gain) loss on mortgage loans held-for-sale	986	(272,232)
Unrealized (gain) loss on fair value option securities	371,095	-
Unrealized (gain) loss on derivative contracts	8,462,400	1,751,038
Unrealized (gain) loss on mortgage loans held-for-sale	(197,902)	(551,383)
Unrealized (gain) loss on mortgage servicing rights	900,288	-
Unrealized (gain) loss on multi-family loans held in securitization trusts	(1,536,317)	(2,037,112)
Unrealized (gain) loss on residential loans held in securitization trusts	2,554,077	3,356,407
Restricted stock compensation expense	17,139	25,647
Net change in:
Accrued interest receivable	120,710	695,665
Dividends receivable	760	-
Other assets	4,910	25,234
Accrued interest payable	(100,868)	(293,519)
Fees and expenses payable to Manager	94,524	164,000
Other accounts payable and accrued expenses	776,332	719,566

Net cash provided by operating activities	654,322	2,251,582

Cash flows from investing activities:
Purchase of available-for-sale securities	-	(30,494,013)
Purchase of mortgage loans held-for-sale	(1,766,074)	(60,408,315)
Purchase of FHLB stock	-	(45,000)
Proceeds from sales of available-for-sale securities	82,592,076	-
Proceeds from mortgage loans held-for-sale	-	3,943,436
Proceeds from FHLBI stock	1,372,500	-
Net proceeds from (payments for) derivative contracts	(1,585,541)	(2,746,486)
Principal payments from available-for-sale securities	14,493,260	17,551,490
Principal payments from mortgage loans held-for-sale	57,085	310,685
Deferred securitization costs	-	(145,710)
Investment related receivable	(280,349)	71,619,614
Restricted cash	(3,066,695)	(2,923,590)

Net cash (used in) provided by investing activities	91,816,262	(3,337,889)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	(105,547)
Deferred offering costs	-	(68,453)
Purchase of treasury stock	(283,565)	-
Dividends paid on common stock	(2,630,021)	(5,519,531)
Dividends paid on preferred stock	(880,509)	(880,509)
Proceeds from repurchase agreements - available-for-sale securities	1,340,766,000	1,524,881,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	5,282,255	47,097,001
Proceeds from FHLBI advances	-	1,000,000
Payments for FHLBI advances	(49,697,000)	-
Principal repayments of repurchase agreements - available-for-sale securities	(1,389,724,000)	(1,571,301,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(5,433,357)	-

Net cash (used in) financing activities	(102,600,197)	(4,897,039)

Net increase (decrease) in cash and cash equivalents	(10,129,613)	(5,983,346)

Cash and cash equivalents, beginning of period	26,140,718	32,274,285

Cash and cash equivalents, end of period	$16,011,105	$26,290,939

Supplemental disclosure of cash flow information
Cash paid for interest	$1,666,481	$2,151,362

Non-cash investing and financing activities information
Restricted stock compensation expense	$17,139	$25,647
Dividends declared but not paid at end of period	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$(1,101,326)	$4,353,476
Consolidation of multi-family loans held in securitization trusts	$1,438,864,444	$1,677,170,247
Consolidation of residential loans held in securitization trusts	$397,903,036	$558,025,314
Consolidation of multi-family securitized debt obligations	$1,351,297,578	$1,595,199,584
Consolidation of residential securitized debt obligations	$369,043,007	$435,640,219
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$210,238,653
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$149,293,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation focused primarily on investing in, financing and managing residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities (“Multi-Family MBS”, and together with RMBS, “MBS”), residential mortgage loans, mortgage servicing rights and other mortgage-related investments. The Company is externally managed by Oak Circle Capital Partners LLC (the “Manager”), an asset management firm incorporated in Delaware. The Company’s common stock is listed on the NYSE under the symbol “OAKS.”

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statement of stockholders’ equity and the condensed consolidated statements of cash flows, for the three months ended March 31, 2016 and for the three months ended March 31, 2015 are unaudited.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2016.

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At March 31, 2016, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and two residential mortgage loan transactions (CSMC 2014-OAK1 and JPMMT 2014-OAK4), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2012-KF01 trust, the Company determined that it continues to be the primary beneficiary of an intermediate trust that has the power to direct the activities and the obligations to absorb losses of the FREMF 2012-KF01 trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. At March 31, 2016 and December 31, 2015, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $57,357,819 and $92,107,727, respectively and Multi-Family MBS $86,278,049 and $104,025,797, respectively).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GAAP also requires us to consider whether  securitizations we sponsor and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, we transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined that we were not the primary beneficiary of these VIEs because we lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with a fair value of $29,937,792 at March 31, 2016 (December 31, 2015: $30,383,343). This amount is included in Available-for-sale securities on the Company’s condensed consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

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

Deferred Offering Costs

In accordance with Accounting Standards Codification (“ASC”) Subtopic 505-10, the direct costs incurred to issue shares classified as equity, such as legal and accounting fees, should be deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares are recorded as an asset in the accompanying condensed consolidated balance sheets in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

Deferred Securitization Costs

Certain direct costs associated with the acquisition of residential mortgage loans are payable by the Company in advance of the subsequent securitization of these loans. To the extent that such costs, if any, are expected to be recovered at the time of a forthcoming securitization, payments made by the Company in respect of such costs if any are recorded as an asset in the Company’s condensed consolidated balance sheets in the line item “Deferred securitization costs”, for subsequent deduction from the securitization proceeds upon the closing of that securitization.

Available-for-Sale Securities, at Fair Value

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s available-for-sale (“AFS”) securities portfolio, with the exception of Non-Agency RMBS IOs (as further described below), is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments - Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income is recorded in the “Interest Income” line item on the condensed consolidated statement of operations.

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 and ASC 310-30 (generally Non-Agency RMBS and Multi-Family MBS). In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

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

March 31, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, as of March 31, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the four trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

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

Mortgage Servicing Rights and Excess Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company has purchased and subsequently sold or securitized. MSRs are held and managed at the Company’s TRS. As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurement below for additional detail. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does directly service any residential mortgage loans.

MSR income is recognized at the contractually agreed rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with which the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. See Note 3 - Fair Value Measurement below for additional detail.

Non-Agency RMBS IOs, at Fair Value

Non-Agency RMBS IOs that the Company owns are associated with residential mortgage loan securitizations that the Company sponsors, and are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Interest income on IOs is recognized at the contractually agreed rate, and changes in fair value are recognized in the Company’s condensed consolidated statement of operations.

Repurchase Agreements

The Company finances the acquisition of certain of its mortgage-backed securities through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates at a specified margin over LIBOR and are generally uncommitted. In accordance with ASC 860 “Transfers and Servicing” the Company accounts for the repurchase agreements, other than those that were treated as Linked Transactions (see Note 3 - Accounting for Derivative Financial Instruments - Non-Hedging Activity/Linked Transactions below), as collateralized financing transactions and they are carried at their contractual amounts, as specified in the respective agreements. The contractual amounts approximate fair value due to their short-term nature.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, FOI, became a member of FHLBI. As a member of FHLBI, FOI borrowed funds from FHLBI in the form of secured advances (“FHLB advances”). FHLB advances are treated as secured financing transactions and are carried at their contractual amounts. In connection with FHLB advances, FOI was required to purchase FHLBI stock, which is recorded on the Company’s condensed consolidated balance sheet as an asset.

See Note 10 for a further discussion of the Company’s FHLB advances and Note 4 for a description of the Company’s FHLBI stock balance.

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

Common Stock

At March 31, 2016, and December 31, 2015, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 14,597,894 shares of common stock issued and outstanding at March 31, 2016 and 14,656,394 at December 31, 2015.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. Through March 31, 2016 the Company had repurchased 126,856 shares of common stock under the Repurchase Program.

Preferred Stock

At March 31, 2016, and December 31, 2015, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both March 31, 2016 and December 31, 2015.

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

March 31, 2016 (unaudited)

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

March 31, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU requires certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption of this ASU was applied, which did not have a material impact on the Company’s financial condition or results of operation, but did impact financial statement disclosures as further described in Note 3.

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

March 31, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Available-for-sale Securities

The Company currently invests in Non-Agency RMBS, Agency RMBS and Multi-Family MBS.

Designation

The Company classifies its MBS securities as AFS investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of the overall management of its portfolio. All assets classified as AFS, except Non-Agency RMBS IOs, are reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of shareholders' equity. As the result of a fair value election, unrealized gains and losses on Non-Agency RMBS IOs are recorded in the Company’s condensed consolidated statement of operations.

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

March 31, 2016 (unaudited)

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

The Company has elected the fair value option for residential mortgage loans it has acquired and classifies as HFS. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront and costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in unrealized gain (loss) on mortgage loans held-for-sale on the condensed consolidated statements of operations. The fair value option is irrevocable once the loan is acquired.

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

March 31, 2016 (unaudited)

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

March 31, 2016 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust as of March 31, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within each of the trusts. As the result of the Company’s determination that it is not the primary beneficiary of Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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

March 31, 2016 (unaudited)

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

Prior to adoption of ASU 2014-11, it was presumed that the initial transfer of a financial asset (i.e. the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty were considered part of the same arrangement, or a “linked transaction”, unless certain criteria were met. The two components of a linked transaction (MBS purchase and repurchase financing) were accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s condensed consolidated balance sheet in the line item “Linked Transactions, net, at fair value”. See Notes 10 and 11, for additional detail on the impact of the adoption of this ASU, including a description of the cumulative effect adjustment to retained earnings of the adoption of the ASU.

See Note 11 for specific disclosures regarding the location and amounts of derivative instruments in the financial statements and the accounting for derivative instruments and related hedged items.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

Other Financial Instruments

The carrying value of short term instruments, including cash and cash equivalents, receivables and repurchase agreements whose term is less than twelve months, generally approximates fair value due to the short term nature of the instruments.

FHLBI stock, which FOI was required to purchase under a borrowing agreement with FHLBI, is redeemable (subject to FHLBI approval) at face value, which represents the carrying value and fair value of the stock. At March 31, 2016, the Company had redeemed $1,372,500 of the FHLBI stock resulting in a remaining balance of $1,030,500.

The following table presents the Company’s AFS investment securities by collateral type at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$145,578,658	$148,760,159
Federal National Mortgage Association	179,267,676	182,867,134
Government National Mortgage Association	-	43,705,764
Non-Agency	57,357,819	92,107,727
Multi-Family	86,278,049	104,025,797
Total mortgage-backed securities	$468,482,202	$571,466,581

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Agency	Non-Agency (1)	Multi-Family	Total
Face Value	$316,467,417	$72,559,605	$120,176,444	$509,203,466
Unamortized premium	4,429,900	80,003	-	4,509,903
Unamortized discount
Designated credit reserve and OTTI (2)	-	(4,629,162)	-	(4,629,162)
Net, unamortized	(1,817,555)	(13,000,852)	(29,923,193)	(44,741,600)
Amortized Cost	319,079,762	55,009,594	90,253,251	464,342,607
Gross unrealized gain	6,066,842	720,234	785,449	7,572,525
Gross unrealized (loss)	(300,270)	(4,775,184)	(4,760,651)	(9,836,105)
Fair Value	$324,846,334	$50,954,644	86,278,049	$462,079,027

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2015
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$370,394,525	$116,954,842	$138,829,925	626,179,292
Unamortized premium	5,745,862	80,257	-	5,826,119
Unamortized discount
Designated credit reserve and OTTI (2)	-	(8,891,565)		(8,891,565)
Net, unamortized	(1,929,145)	(22,101,062)	(33,250,068)	(57,280,275)
Amortized Cost	374,211,242	86,042,472	105,579,857	565,833,571
Gross unrealized gain	3,234,673	1,099,957	913,556	5,248,186
Gross unrealized (loss)	(2,112,858)	(1,808,973)	(2,467,616)	(6,389,447)
Fair Value	$375,333,057	$85,333,456	$104,025,797	564,692,310

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $401,531,398, book value of $7,815,919, unrealized loss of $1,412,744 and a fair value of $6,403,175 at March 31, 2016 and a notional amount of $428,230,275. Book value of $7,815,919, unrealized loss of $1,041,649 and a fair value of $6,774,271 as of December 31, 2015
(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $3,862,676 and $8,146,073, at March 31, 2016 and December 31, 2015, respectively, and OTTI of $766,487 and $745,493 at March 31, 2016 and December 31, 2015, respectively

At March 31, 2016, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI losses through earnings of $0.02 million on one Non-Agency RMBS and $4.9 million on six Non-Agency RMBS during the three months ended March 31, 2016 and March 31, 2015, respectively.

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

March 31, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents the composition of OTTI charges recorded by the Company for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Cumulative credit loss at beginning of year	$(3,636,432)	$-

Additions:
Initial increase in credit reserves	(20,994)	(1,977,489)
Initial additional other-than-temporary credit impairment losses	-	(2,890,939)

Reductions:
For securities sold decrease in credit reserves	-	-
For securities sold decrease in other-than-temporary impairment	-	-

Cumulative credit loss at end of period	$(3,657,426)	$(4,868,428)

Unrealized losses on the Company’s Non-Agency RMBS were $4.8 million at March 31, 2016. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit factors, including changes in the rate of prepayments.

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of March 31, 2016 and December 31, 2015. At March 31, 2016, the Company held 57 AFS securities, of which 20 were in an unrealized loss position for less than twelve consecutive months and 4 were in an unrealized loss for more than twelve months. At December 31, 2015, the Company held 67 AFS securities, of which 35 were in an unrealized loss position for less than twelve consecutive months and 5 were in an unrealized loss position for more than twelve months:

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2016	160,506,203	(9,226,905)	12,386,853	(609,199)	172,893,056	(9,836,104)
December 31, 2015	348,120,251	(5,983,726)	6,939,257	(405,720)	355,059,508	(6,389,446)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three months ended March 31, 2016 and March 31, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
AFS securities sold, at cost	$88,932,353	$-
Proceeds from AFS securities sold	82,592,076	-
Net realized gain (loss) on sale of AFS securities	$(6,340,277)	$-

The following tables present the fair value of AFS investment securities by rate type as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$309,610,934	$57,357,819	-	$366,968,753
Fixed rate	15,235,400	-	86,278,049	101,513,449
Total	$324,846,334	$57,357,819	86,278,049	$468,482,202

	December 31, 2015
	Agency	Non-Agency	Multi- Family		Total
Adjustable rate	$360,057,377	$92,107,727	$		452,165,104
Fixed rate	15,275,680	-		104,025,797	119,301,477
Total	$375,333,057	$92,107,727		$104,025,797	571,466,581

The following tables present the fair value of AFS investment securities by maturity date as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Less than one year	$-	$-
Greater than one year and less than five years	299,608,473	211,800,340
Greater than or equal to five years	168,873,729	359,666,241
Total	$468,482,202	$571,466,581

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

The following tables present the changes for the three months ended March 31, 2016 and December 31, 2015 of the unamortized net discount and designated credit reserves on the Company’s MBS.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

	March 31, 2016
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	-	-	-
Dispositions	2,904,601	10,573,134	13,477,735
Accretion of net discount	-	1,865,398	1,865,398
Realized gain on paydowns	-	79,149	79,149
Realized credit losses	1,378,796	-	1,378,796
Addition to credit reserves	(20,994)	20,994	-
Release of credit reserves	-	-	-
Ending balance at March 31, 2016	$(4,629,162)	$(44,741,600)	$(49,370,762)

	December 31, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	$(12,697,796)	$(17,454,022)	$(30,151,818)
Cumulative - effect adjustment for Linked Transactions	(36,627,321)	(47,091,958)	(83,719,279)
Adjusted beginning Balance as of January 1, 2015	(49,325,117)	(64,545,980)	(113,871,097)
Acquisitions	-	(24,446,013)	(24,446,013)
Dispositions	-	20,963,895	20,963,895
Accretion of net discount	30,201,676	13,061,839	43,263,515
Realized gain (loss) on paydowns	-	226,553	226,553
Realized credit losses	10,582,246	(2,890,939)	7,691,307
Addition to credit reserves	(2,669,938)	2,669,938	-
Release of credit reserves	2,319,568	(2,319,568)	-
Ending balance at December 31, 2015	$(8,891,565)	$(57,280,275)	$(66,171,840)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three months ended March 31, 2016, the Company had unrealized gains (losses) on AFS securities of ($1,122,320).

The following tables present components of interest income on the Company’s AFS securities for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$2,023,202	$23,184	$2,046,386	$1,991,553	$148,255	$2,139,808
Non-Agency	762,081	496,838	1,258,919	303,510	2,858,679	3,162,189
Multi-Family	257,869	1,335,864	1,593,733	456,266	1,047,695	1,503,961
Total	$3,043,152	$1,855,886	$4,899,038	$2,751,329	$4,054,629	$6,805,958

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Unpaid principal balance	$12,475,857	$10,767,856
Fair value adjustment	330,450	132,546
Carrying value	$12,806,307	$10,900,402

At March 31, 2016 and December 31, 2015, the Company pledged mortgage loans with a fair value of $10.9 million and $10.9, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Borrowings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of March 31, 2016 are as follows:

March 31, 2016
Texas	21.9%
Arizona	14.4%
Massachusetts	11.0%
California	10.2%
Minnesota	8.6%
Georgia	5.8%
New York	5.7%
Pennsylvania	5.1%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $87,566,866 at March 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 6 – THE FREMF TRUSTS (continued)

The condensed consolidated balance sheet of the FREMF trusts at March 31, 2016 and December 31, 2015 is set out below:

Balance Sheets	March 31, 2016	December 31, 2015
Assets
Multi-family mortgage loans held in securitization trusts	$1,433,612,858	$1,449,774,383
Receivables	5,251,586	5,380,956

Total assets	$1,438,864,444	$1,455,155,339

Liabilities and Equity
Multi-family securitized debt obligations	$1,346,254,828	$1,364,077,012
Payables	5,042,750	5,047,777
	$1,351,297,578	$1,369,124,789
Equity	87,566,866	86,030,550

Total liabilities and equity	$1,438,864,444	$1,455,155,339

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,329,450,325 at March 31, 2016 and $1,371,258,074 at December 31, 2015. The multi-family securitized debt obligations had an unpaid principal balance of $1,329,450,325 at March 31, 2016 and $1,371,258,074 at December 31, 2015.

The condensed consolidated statements of operations of the FREMF trusts at March 31, 2016 and March 31, 2015 are as follows:

Statements of Operation	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Interest income	$15,437,804	$17,635,476
Interest expense	14,112,709	16,135,460
Net interest income	$1,325,095	$1,500,016
General and administrative fees	(703,483)	(868,347)
Unrealized gain (loss) on multi-family loans held in securitization trusts	1,536,317	2,037,111
Net Income	$2,157,929	$2,668,780

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of March 31, 2016:

March 31, 2016
Texas	19.8%
New York	13.6%
California	12.5%
Washington	7.3%
Colorado	6.6%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust and the JPMMT 2014-OAK4 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $28,860,029 at March 31, 2016.

The condensed consolidated balance sheet of the residential mortgage loan securitization trusts at March 31, 2016 and December 31, 2015 is set out below:

Balance Sheets	March 31, 2016	December 31, 2015
Assets
Residential mortgage loans held in securitization trusts	$396,542,860	$411,881,097
Receivables	1,360,176	1,446,120

Total assets	$397,903,036	$413,327,217

Liabilities and Equity
Residential securitized debt obligations	$367,958,982	$380,638,423
Payables	1,084,025	1,153,053
	$369,043,007	$381,791,476
Equity	28,860,029	31,535,741

Total liabilities and equity	$397,903,036	$413,327,217

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $387,412,787 at March 31, 2016 and $411,650,562 at December 31, 2015. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $387,412,787 at March 31, 2016 and $411,650,562 at December 31, 2015.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts at March 31, 2016 and December 31, 2015 are as follows:

Statements of Operation	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Interest income	$4,152,406	$5,891,779
Interest expense	3,178,442	3,655,469
Net interest income	$973,964	$2,236,310
General and administrative fees	(132,418)	(241,195)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(2,554,077)	(3,356,407)
Net Income	$(1,712,531)	$(1,361,292)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of March 31, 2016 are as follows:

March 31, 2016
California	47.9%
Washington	12.7%
Massachusetts	5.4%

NOTE 8 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited purpose of the company that organized it, and a SPE is frequently used for the purpose of securitizing, or re-securitizing, financial assets. SPEs are typically structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to certificate holders. As a consequence of their purpose and design, SPEs are typically VIEs.

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust, JPMMT 2014-OAK4 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the trusts in its financial statements as of and for the periods ending March 31, 2016 and December 31, 2015. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7. As further described in Note 2, GAAP also requires the Company to consider whether securitizations the Company sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s maximum exposure to loss from these VIEs is limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with a fair value of $29,937,792 at March 31, 2016. This amount is included in Available-for-Sale securities, which are further described in Note 4.

NOTE 9 – RESTRICTED CASH

As of March 31, 2016, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Restricted cash balance held by:
Broker counterparties for derivatives trading	$8,128,438	$528,564
Repurchase counterparties as restricted collateral	3,112,895	7,646,074
Total	$11,241,333	$8,174,638

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements (including one residential loan warehouse facility) to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every thirty days to one year and have a weighted average aggregate interest rate of 1.22% at March 31, 2016. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
		Weighted			Weighted
	Amount	average	Market value	Amount	average	Market value
	outstanding	interest rate	of collateral held	outstanding	interest rate	of collateral held
Agency	$307,072,000	0.67%	324,846,334	$358,239,000	0.66%	374,952,510
Non-Agency	57,845,000	2.09%	84,406,691	114,512,000	2.24%	121,475,112
Multi-Family	95,356,000	2.31%	173,844,914	86,177,000	1.83%	190,056,347
Mortgage loans	9,353,356	2.79%	10,866,503	9,504,457	2.87%	10,900,403
Total	$469,626,356	1.22%	593,964,442	$568,432,457	1.19%	697,384,372

At March 31, 2016 and December 31, 2015, the repurchase agreements had the following remaining maturities:

	March 31, 2016	December 31, 2015
< 30 days	$389,695,000	$449,063,000
31 to 60 days	59,601,000	76,044,000
61 to 90 days	10,977,000	37,873,540
> 90 days	9,353,356	5,451,917
Total	$469,626,356	$568,432,457

Under the repurchase agreements (including the residential loan warehouse facility), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company is in compliance with these covenants as of March 31, 2016 and December 31, 2015.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 10 – BORROWINGS (Continued)

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
Merrill Lynch	$58,772,000	12.51%	33	$112,001,570
Wells Fargo Securities	29,575,000	6.30%	10	52,487,778
Other North America	244,249,000	52.01%	15	261,289,732
Asia (1)	84,887,000	18.08%	17	96,092,316
Europe (1)	52,143,356	11.10%	44	72,093,046
Total	$469,626,356	100.00%	21	$593,964,442

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2015
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	of collateral held
Merrill Lynch	$99,770,000	17.55%	30	$154,005,234
Wells Fargo Securities	32,192,000	5.66%	10	53,711,547
Other North America	291,806,000	51.34%	25	315,040,818
Europe (1)	56,099,457	9.87%	46	76,656,547
Asia (1)	88,565,000	15.58%	16	97,970,226
Total	$568,432,457	100.00%	26	$697,384,372

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

Secured Loans

On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI is prohibited from taking new advances or renew existing maturing advances during this one-year transition period. At March 31, 2016, FOI had repaid all secured FHLBI advances and replaced them with repurchase agreements.

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

March 31, 2016 (unaudited)

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Futures	-	-	(5,904,050)	5,405,000,000
Total	$-	-	$(5,904,050)	5,405,000,000

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Futures	2,558,350	5,945,000,000	-	-
Total	$2,558,350	5,945,000,000	$-	-

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

March 31, 2016 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

March 31, 2016
Gross amounts not offset
in the Balance Sheet (1)
Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Futures	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

December 31, 2015
Gross amounts not offset
in the Balance Sheet (1)
Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Futures	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350
Total	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350

March 31, 2016
Gross amounts not offset
in the Balance Sheet (1)
Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(469,626,356)	$-	$(469,626,356)	$-	$-	$(469,626,356)
Futures	(5,904,050)	-	(5,904,050)	-	5,904,050	-
Total	$(475,530,406)	$-	$(475,530,406)	$-	$5,904,050	$(469,626,356)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2015
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(518,735,457)	$-	$(518,735,457)	$-	$-	$(518,735,457)
FHLB Advances	(49,697,000)	-	(49,697,000)	-		(49,697,000)
Futures		-	-	-		-
Total	$(568,432,457)	$-	$(568,432,457)	$-	$-	$(568,432,457)

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31, 2016
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Futures	$(1,585,541)	$(8,462,400)	$(10,047,941)
Total	$(1,585,541)	$(8,462,400)	$(10,047,941)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Three Months Ended March 31, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps (1)	$(520,922)	$(1,872,674)	$(2,393,596)
Swaptions	(84,000)	62,450	(21,550)
Futures	(2,225,564)	59,186	(2,166,378)
Total	$(2,830,486)	$(1,751,038)	$(4,581,524)

(1) In the three month period ended March 31, 2015 net swap interest expense totaled $712,406 comprised of $520,922 in interest expense paid (included in realized gain (loss)) and $191,484 in accrued interest expense (included in unrealized appreciation (depreciation)).

NOTE 12 - MSRs

For the three months ended March 31, 2016, the Company retained the servicing rights associated with an aggregate principal balance of $445,911,667 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at our TRS. As a result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with this trust are recorded on the Company’s condensed consolidated balance sheet at March 31, 2016.

The following table presents the Company’s MSR activity as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Balance at beginning of period	$4,268,673	$-
MSRs retained from sales to securitizations	-	4,940,630
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(656,314)	(217,663)
Other changes to fair value (1)	(243,974)	(454,294)
Balance at end of period	$3,368,385	$4,268,673

Loans associated with MSRs (2)	$445,911,667	$472,886,810
MSR values as percent of loans (3)	0.76%	0.90%

(1)	Amounts represent changes due to realization of expected cash flows

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at December 31, 2015

(3)	Amounts represent the carrying value of MSRs at March 31, 2016 and December 31, 2015 divided by the outstanding balance of the loans associated with these MSRs

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 12 – MSRs (continued)

The following table presents the components of servicing income recorded on the Company’s statement of operation for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Servicing income, net	$223,678	$-
Income from MSRs, net	$223,678	$-

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of March 31, 2016 and December 31, 2015:

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
March 31, 2016	Level 1	Level 2	Level 3	March 31, 2016
Assets:
Residential mortgage-backed securities (a)	$-	$468,482,202	$-	$468,482,202
Residential mortgage loans	-	12,806,307	-	12,806,307
Multi-Family mortgage loans held in securitization trusts	-	1,433,612,858	-	1,433,612,858
Residential mortgage loans held in securitization trusts	-	396,542,860	-	396,542,860
Mortgage servicing rights	-	-	3,368,385	3,368,385
FHLB stock	1,030,500	-	-	1,030,500
Total	$1,030,500	$2,311,444,227	$3,368,385	$2,315,843,112

Liabilities:
Multi-family securitized debt obligations	$-	$(1,346,254,828)	$-	$(1,346,254,828)
Residential securitized debt obligations	-	(367,958,982)	-	(367,958,982)
Futures	(5,904,050)	-	-	(5,904,050)
Total	$(5,904,050)	$(1,714,213,810)	$-	$(1,720,117,860)

	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015
Assets:
Residential mortgage-backed securities (a)	$-	$571,466,581	$-	$571,466,581
Residential mortgage loans	-	10,900,402	-	10,900,402
Multi-Family mortgage loans held in securitization trusts	-	1,449,774,383	-	1,449,774,383
Residential mortgage loans held in securitization trusts	-	411,881,097	-	411,881,097
Mortgage servicing rights		-	4,268,673	4,268,673
FHLB Stock	2,403,000		-	2,403,000
Futures	2,558,350		-	2,558,350
Total	$4,961,350	$2,444,022,463	$4,268,673	$2,453,252,486

Liabilities:
Interest rate swaps	$-	$	$-	$-
Multi-family securitized debt obligations	-	(1,364,077,012)	-	(1,364,077,012)
Residential securitized debt obligations	-	(380,638,423)	-	(380,638,423)
Futures	-	-	-	-
Total	$-	$(1,744,715,435)	$-	$(1,744,715,435)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

For the three months ended March 31, 2016 and year ended December 31, 2015, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of March 31, 2016 and December 31, 2015, the Company had $3,368,385 and $4,268,673, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at March 31, 2016 and December 31, 2015:

As of March 31, 2016
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	6.9 - 28.3%	16.1%
	Discount rate	12.0%	12.0%

As of December 31, 2015
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	6.5 - 28.6%	13.3%
	Discount rate	12.0%	12.0%

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. The initial term of the management agreement expired on May 16, 2014, but there continue to be automatic, one-year renewals at the end of the initial term and each year thereafter.

For the three months ended March 31, 2016, the Company incurred management fees of $623,222 (2015: $717,775), included in Management Fee in the condensed consolidated statement of operations, of which $415,000 (2015: $492,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

For the three months ended March 31, 2016, the Company incurred reimbursable expenses of $1,204,811 (2015: $1,051,567), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $522,427 (2015: $734,000) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

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

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vested on each of the first, second and third anniversaries of the grant date and are therefore, as at March 31, 2016, fully vested. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2016, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $49,875.

For the three months ended March 31, 2016, the Company recognized compensation expense related to restricted common stock of $17,139. The Company has unrecognized compensation expense of $8,278 as of March 31, 2016 for unvested shares of restricted common stock. As of March 31, 2016, the weighted average period for which the unrecognized compensation expense will be recognized is 2 months.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,597,894 and 14,656,394 shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively.

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

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through March 31, 2016, the Company repurchased 126,856 shares of common stock at a weighted average share price of $5.06. At March 31, 2016, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

The following table presents a summary of the Company’s common stock repurchases under the Repurchase Program through March 31, 2016.

Month Purchased	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Cost of Shares Repurchased
December 2015	68,356.00	$5.27	$360,508
January 2016	58,500.00	$4.87	$284,885

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both March 31, 2016 and December 31, 2015. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the

Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

On December 23, 2013, the Company closed an offering of 800,000 shares of Series A Preferred Stock. The net proceeds to the Company from this issuance were $18,060,897.

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

Distributions to stockholders

For the 2016 taxable year to date, the Company has declared dividends to common stockholders totaling $2,630,021, or $0.18 per share. The following table presents cash dividends declared by the Company on its common stock for the three months ended March 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2015	January 15, 2016	January 28, 2016	$878,274	$0.60000
December 16, 2015	February 16, 2016	February 26, 2016	$875,874	$0.60000
December 16, 2015	March 15, 2016	March 28, 2016	$875,874	$0.60000

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the three months ended March 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2015	January 15, 2016	January 28, 2016	$293,503	$0.18230
December 16, 2015	February 16, 2016	February 26, 2016	$293,503	$0.18230
December 16, 2015	March 16, 2016	March 28, 2016	$293,503	$0.18230

Dividend Reinvestment and Direct Stock Purchase Plan

On May 11, 2015, the Company sponsored a dividend reinvestment and direct stock purchase plan through which stockholders were permitted to purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders were also permitted to make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 2.5 million shares of the Company’s common stock were reserved for issuance under the plan. Since implementation, all reinvestments and new share purchases have been covered in open market purchases rather than issuance of new shares. On March 23, 2016, the Company’s post-effective amendment deregistering the remaining unsold shares under this plan was declared effective.

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2016 and March 31, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 16 – EARNINGS PER SHARE (continued)

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Net income (loss)		$(16,947,614)		$(5,130,327)

Less dividends paid:
Common stock	$2,630,021		$5,519,531
Unvested share-based	880,509
payment awards	-		880,509
		3,510,530		6,400,040
Undistributed earnings		$(20,458,144)		$(11,530,367)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.18	$0.18	$0.38	$0.38
Undistributed earnings (deficit)	(1.40)	(1.40)	(0.79)	(0.79)
Total	$(1.22)	$(1.22)	$(0.41)	$(0.41)

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 9 because the warrants’ exercise price is greater than the average market price of the common shares for the period, and thereby anti-dilutive.

NOTE 17 – SEGMENT REPORTING

The Company invests in a portfolio comprised of MBS, residential mortgage loans, and other mortgage-related investments, and operates as a single reporting segment.

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 18 – INCOME TAXES (continued)

	As of March 31, 2016	As of December 31, 2015
	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(16,948)	450
GAAP net loss (income) from REIT operations	15,880	(1,826)
GAAP net income (loss) of taxable subsidiary	(1,068)	(1,376)
Capitalized transaction fees	(41)	(41)
Unrealized gain (loss)	1,059	2,041
Tax income of taxable subsidiary before utilization of net operating losses	(50)	624
Utilizations of net operating losses	50	(624)
Net tax income of taxable subsidiaries	-	-

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Accumulated net operating losses of TRS	1,077	1,058
Unrealized gain (loss)	(216)	(618)
Capitalized transaction costs	195	210
AMT Credit	4	9
Deferred tax asset	1,060	659
Valuation allowance	(1,060)	(659)
Net non-current deferred tax asset (liability)	-	-

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at March 31, 2016, and December 31, 2015. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $0.4 million as a result of the corresponding increase in the deferred tax asset. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At March 31, 2016, the TRS had net operating loss carryforwards for federal income tax purposes of $2.8 million, which are available to offset future taxable income and begin expiring in 2034.

As of March 31, 2016, the Company is not aware of any uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2013, 2014 and 2015. The Company has potential nexus in several states in which it did not file a 2015 tax return. The exposure would be immaterial due to the Company being in a Net Operating Loss (NOL) position. The losses incurred in 2015 would be sufficient to offset any taxable income in 2016. For state tax purposes the Company is in the process of determining filing requirements, but anticipates materially all prior losses to be recognized.

NOTE 19 – SUBSEQUENT EVENTS

On April 25, 2016, the Company completed a re-securitization (via a re-REMIC transaction) of the BAMLL Re-REMIC Trust 2014-FRR7, a security backed by the first-loss Class C tranche of FREMF 2012-KF01, a Multi-Family MBS transaction issued by Freddie Mac. Pursuant to the transaction, the Company sold securities with a certificate principal balance of $32.1 million to Oaks Re-REMIC Trust 2016-FRR7C (the “FRR7C Trust”); the FRR7C Trust, in turn, sold senior Class A securities to one or more third party investors, and junior Class B securities to Oaks Holding I LLC, a wholly owned subsidiary of the Company. By virtue of the purchase of the Class B certificates in the FRR7C Trust, the Company expects to continue consolidating the FREMF 2012-KF01 transaction.

On April 21, 2016, the Company also sold the Class C certificates issued by FREMF 2011-K13 Mortgage Trust, another Multi-Family MBS transaction issued by Freddie Mac, with a certificate principal balance of approximately $79.7 million, and certain interest-only certificates with a notional balance of approximately $922 million. The certificates were contributed to BAMLL Re-REMIC Trust 2016-FRR14, which then issued a series of certificates to investors; Oaks Holding I purchased the junior Class D certificates, and as a consequence, the Company expects to continue consolidating the FREMF 2011-K13 Mortgage Trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “report”, we refer to Five Oaks Investment Corp. as “we,” ”us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Oak Circle Capital partners LLC, as our “Manager” or “Oak Circle”.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our annual report on Form 10-K for the year ended December 31, 2015, or our 2015 10-K, filed with the Securities and Exchange Commission, or SEC, on March 23, 2016.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” :anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on those forward-looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2015 10-K which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Overview

We are a Maryland corporation that, together with our subsidiaries, is focused on investing on a leveraged basis in mortgage and other real estate-related assets, particularly residential mortgage loans and mortgage-backed securities, or MBS. Since completing our IPO in March 2013, we have focused on implementing a strategy of transitioning to an operating company focused on credit while maintaining a relative value investment approach across the whole residential mortgage market.  The volatility exhibited in U.S. credit and financing markets during the second half of 2015 continued, and in some cases increased, during the first quarter of 2016. With this volatility manifesting itself in wider spreads across a number of sectors, we maintained a more defensive approach to our investment strategy, further decreasing our portfolio allocation to Non-Agency RMBS and Multi-Family MBS. Additionally, we intend to emphasize liquidity, both to meet margin calls and to better absorb the effects on our financing from the potential exits of certain of our repo counterparties from the securities trading and/or financing business. While our defensive approach may continue to adversely affect our results of operations for the next several quarters, we continue to believe that such is an appropriate strategy for us as a smaller mortgage REIT.

Our objective remains to provide attractive cash flow returns over time to our investors, and to generate income through our mortgage loan acquisition and securitization business. To achieve these objectives, we currently invest in the following assets:

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest of the securities;
•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS;
•	Residential mortgage loans and other mortgage-related investments, including mortgage servicing rights, or MSRs; and
•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government sponsored entity.

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

First Quarter 2016 and Subsequent Events Summary

•

We reported an economic loss on common equity of 13.4%, comprised of a $1.46 decrease in net book value per share that more than offset a $0.18 dividend per common share. This loss is largely attributable to market volatility, particularly credit spread widening as well as volatile interest rates.

•

Reflecting our continued concern with market volatility in general, and credit market conditions in particular, we further reduced our Non-Agency RMBS exposure from $121.5 million at December 31, 2015 to $84.4 million at March 31, 2016; at December 31, 2014, our Non-Agency RMBS exposure was $303.4 million.

•

On February 12, 2016, the Federal Housing Finance Authority (FHFA) adopted a final rule revising its regulations governing Federal Home Loan Bank (FHLB) membership. The rule requires our wholly owned captive insurance subsidiary to wind down its transactions and terminate its membership with FHLB-Indianapolis on or before February 19, 2017. We have already repaid in full the $49.7 million of advances that were outstanding at December 31, 2015, via the use of regular repurchase agreements. Additionally, as of March 31, 2016 we had redeemed $1,372,500 of our $2,403,000 FHLB stock outstanding at December 31, 2015, with an additional $1,019,200 redeemed since that date.

•

On April 25, 2016, effected a re-securitization of certain first loss Multi-Family MBS securities backed by Freddie Mac K Certificates with a certificate principal balance of approximately $32.1 million, permitting the repayment of all related repurchase agreement financing. Additionally, on April 21, 2016, sold first loss securities from another Freddie Mac K Series transaction with a certificate principal balance of approximately $79.7 million, plus related interest only securities, permitting the repayment of all related repurchase agreement financing.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. FOAC currently has $150 million of warehouse financing available to it.

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

Five Oaks Insurance

On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI was prohibited from taking new advances or renewing existing maturing advances during this one-year transition period. At December 31, 2015, FOI had $49.7 million of secured FHLBI advances which as of March 31, 2016, had been fully repaid and replaced with repurchase agreements. On February 22, 2016 we initiated the redemption of FOI’s FHLBI stock which had a stated value of $2,403,000, and to date we have received $2,391,000 in redemption proceeds from FHLBI. While the Final Rule has not had a material impact on our core business and operations, however, it substantially curtails our ability to acquire prime jumbo loans and hold them for investment purposes rather than for sale or securitization.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

  As of March 31, 2016, we were the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

We have elected the fair value option on the assets and liabilities held within each of the four trusts. We have also adopted early (see Note 2 to our Notes to our Condensed Consolidated Financial Statements at and for the period ended March 31, 2016) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at March 31, 2016 includes the gross assets and liabilities of the four trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $116.4 million as of March 31, 2016 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of March 31, 2016, we had $2,353,833,022 of total assets on a GAAP basis, as compared to $2,498,366,661 as of December 31, 2015. A reconciliation of our net investment in the trusts with our condensed consolidated financial statements as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016	December 31, 2015
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,438,864,444	$1,455,155,339
Multi-family securitized debt obligations (2)	$1,351,297,578	$1,369,124,789
Net investment amount of Multi-Family MBS held by us	$87,566,866	$86,030,550
Residential mortgage loans held in securitization trusts, at fair value (1)	$397,903,036	$413,327,217
Residential securitized debt obligations (2)	$369,043,007	$381,791,476
Net investment amount of residential mortgage loan trusts held by us	$28,860,029	$31,535,741

(1)	Includes related receivables
(2)	Includes related payables

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

  Having raised its target range for the federal funds rate to ¼ to ½ percent in December 2015, the Federal Reserve also indicated that it would likely contemplate additional rate increases in 2016 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. At further meetings on January 27, 2016 and March 16, 2016, the Federal Reserve decided against any additional rate increases, while stating that it would continue to reinvest principal payments from agency debt and agency mortgage-backed securities in mortgage-backed securities until policy normalization of the level of the federal funds rate was well under way. There remains considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates, based on renewed economic uncertainty in the US and globally, and this has contributed to persistent market volatility. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

After suffering a notable increase in volatility during the fourth quarter of 2015, credit markets generally exhibited a further significant jump in volatility during the first quarter of 2016. Ongoing economic and financial concerns combined with decreased liquidity across many credit markets to drive credit spread widening and resultant price declines in the Non-Agency RMBS and Multi-Family MBS sectors, most particularly through the middle of February. We expect that volatile market conditions may continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as the risk and return profiles of our business continue to change.

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

Credit risk.    We are subject to varying degrees of credit risk in connection with our Non-Agency RMBS, Multi-Family MBS investments and residential mortgage loans. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and either (1) purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS; or (2) reviewing credit risk on a loan-by-loan basis and rejecting individual loans when deemed appropriate. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results. Additionally, if the market’s view of credit risk deteriorates, or the yield required to invest in such credit risk increases, this will lead to an increase in credit spreads, and a resultant decline in the market prices of such assets, even if our estimate of expected losses does not change. In turn, this can be expected to lead to a reduction in our stockholders’ equity, and may also trigger margin calls under our repurchase agreements used to finance our credit sensitive assets.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Given very challenging conditions for the issuance of common and preferred stock, our primary sources of liquidity are net cash provided by operating activities, cash from repurchase agreements, including our one warehouse facility, and other financing arrangements. We previously noted a tightening trend in the balance sheet capacity of repurchase agreement counterparties due to a combination of higher capital requirements such as the Basel III capital reforms, other regulatory restrictions, enhanced risk management and generally lower risk appetite among many financial institutions. Consequently, we have observed a reduced willingness of certain financial institutions to commit capital to support the trading of fixed income securities, and in turn, a consequent reduction in certain cases in the availability of financing for certain credit-sensitive MBS. Given the previously referenced FHFA Final Rule regarding the non-availability of FHLB financing going forward, we anticipate our primary sources of financing in 2016 will be repurchase agreements and other similar financing arrangements. However, transactions such as the re-securitization of certain Multi-Family MBS securities that we concluded during April 2016 have allowed us to reduce the amount of our repurchase agreement financing.

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

Investment Portfolio

On a GAAP basis, we had decreased our overall investments in MBS from $571.5 million as of December 31, 2015 to $468.5 million as of March 31, 2016. Within this total, on a quarter-over-quarter basis we had decreased our Agency RMBS from $375.3 million to $324.8 million, Non-Agency RMBS from $92.1 million to $57.4 million and our Multi-Family MBS from $104.0 million to $86.3 million.

On a non-GAAP basis, our MBS investments decreased from $686.9 million as of December 31, 2015 to $583.1 million as of March 31, 2016. The non-GAAP total includes our net investment in Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a quarter-over-quarter basis we had decreased our Agency RMBS from $375.3 million to $324.8 million, Non-Agency RMBS from $121.5 million to $84.4 million and Multi-Family MBS from $190.1 million to $173.8 million. As of March 31, 2016, on a GAAP and non-GAAP basis, we had also increased our investment in residential mortgage loans from $10.9 million to $12.8 million.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of March 31, 2016 and December 31, 2015 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

March 31, 2016

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,577	$39	$-	$1,616	$4	$1,620	2.50%	1.88%
30 year fixed-rate	12,939	754	-	13,693	(79)	13,614	3.50%	2.65%
Hybrid RMBS	301,951	1,819	-	303,770	5,841	309,611	2.40%	2.38%
Total Agency RMBS	316,467	2,612	-	319,079	5,766	324,845	2.45%	2.39%

Non-Agency RMBS	72,560	(12,942)	(4,608)	55,010	(4,055)	50,955	1.84%	5.19%
Non-Agency MBS IO, fair value option	401,531	-	-	7,816	(1,413)	6,403	0.39%	9.21%
Total Non-Agency RMBS	474,091	(12,942)	(4,608)	62,826	(5,468)	57,358	0.61%	5.69%

Multi-Family MBS	19,269	(36)	-	19,233	304	19,537	5.35%	5.39%
Multi-Family MBS PO	100,908	(29,887)	-	71,021	(4,279)	66,742	0.00%	6.77%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS,	120,177	(29,923)	-	90,254	(3,975)	86,279	0.86%	6.47%

Residential Mortgage Loans	12,357	-	-	12,476	330	12,806	4.20%	4.20%

Total/Weighted Average (GAAP)	$923,092	$(40,253)	$(4,608)	$484,635	$(3,347)	$481,288	1.32%	3.63%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-

Non-Agency RMBS	27,072	(5,266)	-	21,806	686	22,492	3.90%	5.79%
Non-Agency MBS IO, fair value option	511,711	-	-	14,702	(10,145)	4,557	0.32%	8.27%
Total Non-Agency RMBS	538,783	(5,266)	-	36,508	(9,459)	27,049	0.50%	6.79%

Multi-Family MBS	32,103	(9,159)	-	22,944	1,962	24,906	2.69%	23.41%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS IO, fair value option	922,003	-	-	7,845	(1,316)	6,529	0.18%	19.06%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	8,461	56,132	0.00%	3.45%
Total Multi-Family MBS,	1,033,852	(9,159)	-	78,460	9,107	87,567	0.24%	10.85%

Residential Mortgage Loans	-	-	-	-	-	-	-	-

Total/Weighted Average (Non-GAAP)	$1,572,635	$(14,425)	$-	$114,968	$(352)	$114,616	0.33%	9.56%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,577	$39	$-	$1,616	$4	$1,620	2.50%	1.88%
30 year fixed-rate	12,939	754	-	13,693	(79)	13,614	3.50%	2.65%
Hybrid RMBS	301,951	1,819	-	303,770	5,841	309,611	2.40%	2.38%
Total Agency RMBS	316,467	2,612	-	319,079	5,766	324,845	2.45%	2.39%

Non-Agency RMBS	99,632	(18,208)	(4,608)	76,816	(3,369)	73,447	2.40%	5.36%
Non-Agency MBS IO, fair value option	913,243	-	-	22,518	(11,558)	10,960	0.35%	8.59%
Total Non-Agency RMBS	1,012,875	(18,208)	(4,608)	99,334	(14,927)	84,407	0.55%	6.09%

Multi-Family MBS	51,372	(9,196)	-	42,176	2,266	44,442	3.69%	15.19%
Multi-Family MBS PO	100,908	(29,887)	-	71,021	(4,279)	66,742	0.00%	6.77%
Multi-Family MBS IO, fair value option	922,003	-	-	7,845	(1,316)	6,529	0.18%	19.06%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	8,461	56,132	0.00%	3.45%
Total Multi-Family MBS,	1,154,029	(39,083)	-	168,713	5,132	173,845	0.30%	8.51%

Residential Mortgage Loans	12,357	-	-	12,476	330	12,806	4.20%	4.20%

Total/Weighted Average (Non-GAAP)	$2,495,728	$(54,679)	$(4,608)	$599,602	$(3,699)	$595,903	0.70%	4.76%

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2015

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,750	$43	$-	$1,793	$(26)	$1,767	2.50%	1.90%
30 year fixed-rate	13,066	772	-	13,838	(329)	13,509	3.50%	2.65%
Hybrid RMBS	355,579	3,002	-	358,581	1,477	360,058	2.41%	2.38%
Total Agency RMBS	370,395	3,817	-	374,212	1,122	375,334	2.45%	2.39%

Non-Agency RMBS	116,955	(22,021)	(8,892)	86,042	(709)	85,333	1.37%	5.23%
Non-Agency MBS IO, fair value option	428,230	-	-	7,816	(1,042)	6,774	0.38%	9.33%
Total Non-Agency RMBS	545,185	(22,021)	(8,892)	93,858	(1,751)	92,107	0.59%	5.57%

Multi-Family MBS	19,303	(38)	-	19,265	(117)	19,148	5.35%	5.39%
Multi-Family MBS PO	119,527	(33,212)	-	86,315	(1,437)	84,878	0.00%	6.69%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS,	138,830	(33,250)	-	105,580	(1,554)	104,026	0.74%	6.45%

Residential Mortgage Loans	10,651	-	-	10,768	133	10,901	4.21%	4.21%

Total/Weighted Average (GAAP)	$1,065,061	$(51,454)	$(8,892)	$584,418	$(2,050)	$582,368	1.29%	3.67%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-

Non-Agency RMBS	27,206	(5,278)	-	21,928	124	22,052	3.90%	5.77%
Non-Agency MBS IO, fair value option	550,961	-	-	14,702	(7,386)	7,316	0.32%	7.67%
Total Non-Agency RMBS	578,167	(5,278)	-	36,630	(7,262)	29,368	0.49%	6.53%

Multi-Family MBS	32,103	(9,159)	-	22,944	2,739	25,683	2.67%	21.71%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS IO, fair value option	957,049	-	-	7,845	(1,036)	6,809	0.00%	19.10%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,867	53,538	0.00%	3.43%
Total Multi-Family MBS,	1,068,898	(9,159)	-	78,460	7,570	86,030	0.08%	10.34%

Residential Mortgage Loans	-	-	-	-	-	-	-	-

Total/Weighted Average (Non-GAAP)	$1,647,065	$(14,437)	$-	$115,090	$308	$115,398	0.22%	9.13%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,750	$43	$-	$1,793	$(26)	$1,767	2.50%	1.90%
30 year fixed-rate	13,066	772	-	13,838	(329)	13,509	3.50%	2.65%
Hybrid RMBS	355,579	3,002	-	358,581	1,477	360,058	2.41%	2.38%
Total Agency RMBS	370,395	3,817	-	374,212	1,122	375,334	2.45%	2.39%

Non-Agency RMBS	144,161	(27,299)	(8,892)	107,970	(585)	107,385	1.85%	5.34%
Non-Agency MBS IO, fair value option	979,191	-	-	22,518	(8,428)	14,090	0.35%	8.25%
Total Non-Agency RMBS	1,123,352	(27,299)	(8,892)	130,488	(9,013)	121,475	0.54%	5.84%

Multi-Family MBS	51,406	(9,197)	-	42,209	2,622	44,831	3.68%	14.26%
Multi-Family MBS PO	119,527	(33,212)	-	86,315	(1,437)	84,878	0.00%	6.69%
Multi-Family MBS IO, fair value option	957,049	-	-	7,845	(1,036)	6,809	0.18%	19.10%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,867	53,538	0.00%	3.43%
Total Multi-Family MBS,	1,207,728	(42,409)	-	184,040	6,016	190,056	0.30%	8.11%

Residential Mortgage Loans	10,651	-	-	10,768	133	10,901	4.21%	4.21%

Total/Weighted Average (Non-GAAP)	$2,712,126	$(65,891)	$(8,892)	$699,508	$(1,742)	$697,766	0.71%	4.57%

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions, as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at March 31, 2016 do not include our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the four trusts is $116.4 million as of March 31, 2016. We therefore have also presented certain information that includes our net investments in the four Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016 Fair Value	December 31, 2015 Fair Value
Less than one year	$599,614	$-
Greater than one year and less than five years	391,132,365	251,607,684
Greater than or equal to five years	191,365,961	435,256,830
Total	$583,097,940	$686,864,514

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of March 31, 2016, we had entered into repurchase agreements totaling $460.2 million, on a GAAP and non-GAAP basis.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2016 to March 31, 2016 on a GAAP and non-GAAP basis:

Period ended March 31,2016	Repurchase Agreements
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to March 31,2016	$473,738,780	460,273,000	460,273,000

As of March 31, 2016, we had entered into one warehouse facility with an aggregate borrowing limit of $150 million structured as repurchase agreements to finance our residential mortgage loans. This agreement is secured by our prime jumbo mortgage loans and bears interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of March 31, 2016, we had borrowings totaling $9.4 million on a GAAP and non-GAAP basis under this agreement. As addressed under “Investment Activities” above, we continue to utilize for our master repurchase agreements certain institutions our management team identifies as credit-worthy but which may not have an investment grade rating from a nationally recognized statistical rating organization.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2016 to March 31, 2016 on both a GAAP and non-GAAP basis

Period ended March 31,2016	Repurchase Agreements
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to March 31,2016	$9,636,628	9,353,356	10,094,104

On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI was prohibited from taking new advances or renewing existing maturing advances during this one-year transition period. At March 31, 2016, FOI had repaid all FHLBI advances and replaced them with repurchase agreements. For the quarter ended March 31, 2016, FOI had average borrowings of $33,581,582 with a weighted average borrowing rate of 0.52%.

Hedging instruments.    Subject to maintaining our qualification as a REIT, we generally hedge as much of our interest rate risk as we deem prudent in light of market conditions. As the result of heightened volatility in financial markets, our hedging activities have not had their desired beneficial impact, and there can be no assurance that our hedging activities will have going forward a beneficial impact on our results of operations or financial condition.

Interest rate hedging may continue to fail to protect or could adversely affect us because, among other things:

•	our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity; and

•	changes to our investment or risk management strategy may cause us to reduce the amount of our interest rate hedges at times of greater market volatility, which may in turn cause us to realize losses on such hedges

The following tables summarize our hedging activity as of March 31, 2016:

March 31, 2016

Expiration Year	Contracts	Notional		Fair Value
Eurodollar Futures Contracts (Short Positions)
2016	1,494	1,494,000,000		(275,375)
2017	1,997	1,997,000,000		(1,989,588)
2018	1,250	1,250,000,000		(2,106,362)
2019	549	549,000,000		(1,255,625)
2020	115	115,000,000		(277,100)
Total	5,405	$5,405,000,000	(1)	$(5,904,050)

(1)         The $5,405,000,000 total notional amount of Eurodollar futures contracts as of March 31, 2016 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between March 2016 and December 2020. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $537,000,000 as of March 31, 2016.

Stockholders’ Equity and Book Value Per Share

As of March 31, 2016, our stockholders’ equity was $155.7 million, comprised of $37.2 million of preferred equity and $118.5 million of common equity, and our book value per common share was $8.12 on a basic and fully diluted basis. Our stockholders’ equity decreased by $21.8 million over our stockholders’ equity as of December 31, 2015, while book value per common share declined by 15.2% from the previous quarter-end amount of $9.58.  Unrealized gains and losses on AFS securities (except those related to Non-Agency RMBS IOs) are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations as a component of other comprehensive income, or OCI. The decrease in stockholders’ equity was primarily the result of credit spread widening, which led to lower unrealized gains and higher unrealized losses on Non-Agency RMBS and Multi-Family MBS, as well as the result of volatility in the interest rates market which led to higher unrealized and realized losses on our interest rate hedges.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Condensed Consolidated Financial Statements” beginning on page 7 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2016:

March 31, 2016

Non-GAAP Basis
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans	Unrestricted Cash(2)	Total
Market Value	324,846,334	173,844,914	84,406,691	17,985,849	16,011,105	617,094,893
Repurchase Agreements	(307,072,000)	(95,356,000)	(57,845,000)	(9,353,356)	-	(469,626,356)
Hedges	(3,094,406)	(2,809,644)	-	-	-	(5,904,050)
Other(3)	3,774,267	146,561	382,809	57,488	(1,498,312)	2,862,813
Restricted Cash	6,267,676	4,036,377	937,279	-	-	11,241,332
Equity Allocated	24,721,871	79,862,208	27,881,779	8,689,981	14,512,793	155,668,632
% Equity	15.9%	51.3%	17.9%	5.6%	9.3%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01, JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts.
2.	Includes cash and cash equivalents
3.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities

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

Results of Operations

As of March 31, 2016, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1.

The table below presents certain information from our Statement of Operations for the period January 1, 2016 to March 31, 2016 and the period January 1, 2015 to March 31, 2015:

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Revenues:
Interest income:
Available-for-sale securities	$4,899,038	$6,805,958
Mortgage loans held-for-sale	122,237	705,461
Multi-family loans held in securitization trusts	15,437,804	17,635,476
Residential loans held in securitization trusts	4,152,406	5,891,779
Cash and cash equivalents	5,710	4,341
Interest expense:
Repurchase agreements - available-for-sale securities	(1,489,413)	(1,712,768)
Repurchase agreements - mortgage loans held-for-sale	(76,200)	(436,593)
Multi-family securitized debt obligations	(14,112,709)	(16,135,459)
Residential securitized debt obligations	(3,178,442)	(3,655,469)

Net interest income	5,760,431	9,102,726

Other-than-temporary impairments

Increase in credit reserves	(20,994)	(1,977,489)
Additional other-than-temporary credit impairment losses	-	(2,890,939)

Total impairment losses recognized through earnings	(20,994)	(4,868,428)

Other income:
Realized gain (loss)loss on sale of investments, net	(6,383,153)	(154,313)
Change in unrealized gain (loss) on fair value option securities	(371,095)	-
Realized gain (loss) on derivative contracts, net	(1,585,541)	(2,830,486)
Change in unrealized gain (loss) on derivative contracts, net	(8,462,400)	(1,751,038)
Realized gain (loss) on mortgage loans held-for-sale	(986)	272,232
Change in unrealized gain (loss) on mortgage loans held-for-sale	197,902	551,383
Change in unrealized gain (loss) on mortgage servicing rights, fair value option	(900,288)	-
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	1,536,317	2,037,112
Change in unrealized gain (loss) on residential loans held in securitization trusts	(2,554,077)	(3,356,407)
Mortgage servicing income	223,678	-
Other income	24,982	-

Total other income (loss)	(18,274,661)	(5,231,517)

Expenses:
Management fee	623,223	717,775
General and administrative expenses	1,632,511	1,683,876
Operating expenses reimbursable to Manager	1,204,811	1,051,567
Other operating expenses	882,206	619,243
Compensation expense	69,639	60,647

Total expenses	4,412,390	4,133,108

Net income (loss) before provision from income taxes	$(16,947,614)	$(5,130,327)
(Provision for) benefit from income taxes	$-	$-
Net income (loss)	(16,947,614)	(5,130,327)
Dividends to preferred stockholders	(880,509)	(880,509)
Net income (loss) attributable to common stockholders	$(17,828,123)	$(6,010,836)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(17,828,123)	$(6,010,836)
Weighted average number of shares of common stock outstanding	14,605,515	14,718,750
Basic and diluted income (loss) per share	$(1.22)	$(0.41)
Dividends declared per share of common stock	$0.18	$0.38

Net Income Summary

For the three months ended March 31, 2016, our net loss attributable to common stockholders was $17,828,123 or $1.22 basic and diluted net loss per average share, compared with a net loss of $6,010,836 or $0.41 basic and diluted net loss per share, for the three months ended March 31, 2015.  The principal drivers of this net loss represent components of other income (loss) as discussed below.

Interest Income and Interest Expense

For the three months ended March 31, 2016 and the three months ended March 31, 2015 our interest income was $24,617,195 and $31,043,015, respectively. Our interest expense was $18,856,764 and $21,940, 289, for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. The period-over period decrease in interest income and interest expense was primarily a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

Net Interest Income

For the three months ended March 31,2016 and the three months ended March 31, 2015, our net interest income was $5,760,431 and $9,102,726 respectively, with the decrease reflecting the portfolio charges noted above.

Other Income (Loss)

For the three months ended March 31, 2016, we incurred a loss of $18,274,661, which primarily reflects the impact of volatile interest rates and credit spread widening throughout the quarter, in turn generating net realized losses on sales of investments of $6,383,153, net unrealized losses on interest rate hedges of $8,462,400, net realized losses of $1,585,541 on interest rate hedges and net unrealized losses on mortgage servicing rights of $900,288. Additionally, we incurred net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $2,554,076, unrealized losses on fair value option securities of $371,095 and realized losses on mortgage loans of $986. These losses in aggregate more than offset unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $1,536,316, net realized gain on mortgage loans of $197,902, net mortgage servicing income of $223,678 and net other income of $24,982. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations.

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

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $623,223 for the three months ended March 31, 2016 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $3,789,167, of which $1,204,811 was payable to our Manager and $2,584,356 was payable directly by us. Our general and administrative expenses of $1,632,511 for the period ended March 31, 2016 represent the cost of legal, accounting, auditing and consulting services.

For the three months ended March 31, 2015, we incurred management fees of $717,775 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $3,415,333 of which $1,051,567 was payable to our Manager and $2,363,766 was payable directly to us. Our general and administrative expenses of $1,683,876 for the period ended March 31, 2015 represent the cost of legal, accounting, auditing and consulting services provided to us by third-party service providers.

Other-Than-Temporary Impairment

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended March 31, 2016, we recognized $20,994 in OTTI losses. For the three months ended March 31, 2015, we recognized $4,868,428 in OTTI losses. The OTTI recognized during the three months ended March 31, 2016 reflected an increase in the Company’s credit loss expectations on certain Non-Agency RMBS with a fair value of $1,678,220 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements.

Net Income (Loss) and Return on Equity

  Our net loss attributable to common stockholders was $17,828,123 for the three months ended March 31, 2016, after accounting for preferred stock dividends of $880,509, representing an annualized loss of 37.8 % on average stockholders' equity of $189,091,189.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended March 31, 2016, our comprehensive loss attributable to common stockholders was $18,929,449, which included $1,101,327 in total OCI. This represents an annualized loss of 40.2% on average stockholders’ equity.

For the three months ended March 31, 2015, our net loss attributable to common stockholders was $6,010,836 after accounting for preferred stock dividends of $880,509, representing an annualized loss of 12.9 % on average stockholders' equity of $189,764,581. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our condensed consolidated statement of operations, but are instead a component of OCI. For the three months ended March 31, 2015, our comprehensive gain attributable to common stockholders was $5,871,123, which included $2,555,987 in total OCI, $4,868,428 in reclassification for other-than-temporary impairment and $4,457,544 in reclassification for the cumulative adjustment for Linked Transactions as per ASU 2014-11. This represents an annualized gain of 12.6% on average stockholders’ equity

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, and repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of net cash provided by operating activities, cash from repurchase agreements, including warehouse facilities, and other financing arrangements. We currently finance Non-Agency and Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements, including a warehouse facility.

Our target assets, excluding those such as Multi-Family MBS that are structured as principal only securities, generate ongoing liquidity through principal and interest payments. In addition, as part of our overall investment and risk management strategies, we may from time to time sell certain assets and these sales are generally expected to provide additional liquidity. Certain of our assets such as Multi-Family MBS and residential mortgage loans may be subject to longer trade timelines, and as a result, market conditions could significantly and adversely affect the liquidity of our assets.

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

As noted earlier, our defensive approach includes our efforts to emphasize liquidity, both to meet margin calls (as discussed below) and to be able to better absorb the effects on our financing from potential exits of certain of our repo counterparties from the securities trading and/or financing business. As a result of ongoing capital disintermediation, several large banks have announced significant reductions in personnel and rationalization of their fixed income business.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Non-Agency and Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2016, we had unrestricted cash and cash equivalents of $16.0 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $26.1 million as of December 31, 2015. Principally as a result of the re-securitization and related transactions effected with regard to certain of our Multi-Family MBS investments in April 2016, as of April 29, 2016, our unrestricted cash and cash equivalents had increased to $36.7 million.

As of March 31, 2016, net proceeds from repurchase agreements related to available-for-sale securities totaled $460.3 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.19%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. Repurchase agreements related to held-for-sale mortgage loans totaling $9.4 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.79 % which we used to finance the acquisition of prime jumbo mortgage loans. After factoring in unrestricted cash and cash equivalents, we generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one and three times when acquiring Multi-Family MBS or New Issue Non-Agency RMBS. As of March 31, 2016, we had an overall debt-to-equity ratio of 3.0:1 on a GAAP and non-GAAP basis. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements, including warehouse facilities. As of March 31, 2016, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 11 of these lenders totaling $460.3 million, on a GAAP and non-GAAP basis.  Additionally, as of March 31, 2016, for our held-for-sale mortgage loans we had one master repurchase agreement with an investment banking firm and had outstanding borrowings thereunder totaling $9.4 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of March 31, 2016, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 55%, and the weighted average haircut was 14.30% as of March 31, 2016. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended March 31, 2016, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of March 31, 2016, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and two prime jumbo residential mortgage securitization trusts, JPMMT 2014-OAK4 and CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of March 31, 2016, the fair value of these non-recourse liabilities aggregated to $1,714,213,810 and they are excluded from discussion and analysis of our leverage.

  On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI is required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI is prohibited from taking new advances or renewing existing maturing advances during this one-year transition period. At March 31, 2016, FOI had repaid all advances and replaced them with repurchase agreements. We have initiated the redemption of FOI’s FHLBI stock which has a stated value of $2,403,000, of which we have already received $2,391,700. We do not expect the Final Rule to have a material impact on our liquidity.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2016 to March 31, 2016.

  The following table summarizes our contractual obligations for borrowings under repurchase agreements at March 31, 2016:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	460,273	460,273	-	-	-
Repurchase agreements related to held-for-sale mortgage loans	9,353	9,353
Total contractual obligations (1)	469,626	469,626	-	-	-

(1)	We exclude multi-family securitized debt obligations, residential securitized debt obligations, and related interest expense from the contractual obligations disclosed in the table above as this debt is non-recourse to us, is not cross-collateralized and must be satisfied exclusively from the proceeds of the respective multi-family mortgage loans or residential mortgage loans and related assets held in the securitization trusts.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31,2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On March 15, 2016, we announced that our board of directors declared monthly cash dividend rates for the second quarter of 2016 of $0.06 per share of common stock.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP, and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. Given the financial nature of substantially all of the Company’s assets and liabilities, and the very low level of inflation, the Company does not believe inflation has had a material impact on the Company’s results of operations during the last two years.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of March 31, 2016 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	March 31, 2016
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	25	10	19
Carrying Value/ Estimated Fair Value	$84,406,691	$173,844,914	$324,846,334
Amortized Cost	$99,333,446	$168,713,317	$319,079,762
Current Par Value	$1,012,874,373	$1,154,028,790	$316,467,417
Carrying Value to Current Par	8.33%	15.1%	102.6%
Amortized Cost to Current Par	9.81%	14.6%	100.8%
Net Weighted Average Coupon	0.55%	0.98%	2.45%
3 Month CPR (3)	18.9	NA	10.4

Non-Agency RMBS Characteristics

	March 31, 2016(1)
	Legacy	Prime Jumbo New Issue
Collateral Attributes:
Weighted Average Loan Age (months)	112	20
Weighted Average Original Loan-to-Value	74.5%	67.8%
Weighted Average Original FICO (4)	687	766
Weighted Average Loan Size	375.3	843.7

Current Performance:
60+ Day Delinquencies	26.8%	0.1%
Average Credit Enhancement (5)	0.0%	12.6%

	March 31, 2016(1)
	Carrying Value	% of Non-Agency RMBS
Coupon Type
Fixed Rate	$56,986,663	67.5%
Adjustable Rate	$27,420,028	32.5%

Collateral Type
Prime	$56,986,663	67.5%
Alt-A	$20,875,310	24.7%
Subprime	$6,544,718	7.8%

Loan Origination Year
Post-2011	$56,986,663	67.5%
2007	$20,875,310	24.7%
2006	$6,544,718	7.8%
Pre-2006	$-	0.0%

1.	Includes our net investment in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts at December 31, 2015 on a combined, non-GAAP basis.
2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at March 31, 2016 on a combined, non-GAAP basis.
3.	Three - month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on your investments. Proceeds received on your RMBS depend on the location of our RMBS within the payments structure of each underlying security.
4.	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.
5.	Average credit enhancement remaining on your Non -Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral

The following table presents the rating of our Non-Agency RMBS at March 31, 2016, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$10,959,816	13.0%
Rated AA-	$8,054,554	9.5%
Rated A	$5,581,575	6.6%
Rated BBB	$15,989,962	18.9%
Rated BB	$1,495,781	1.8%
Rated B -	$1,619,811	1.9%
Rated CCC -	$4,002,335	4.7%
Rated CC	$2,542,383	3.0%
Not Rated	$34,160,475	40.5%

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at March 31, 2016 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$37,390,545	44.3%
Washington	$7,250,397	8.6%
Massachussetts	$4,050,706	4.8%
Texas	$3,548,009	4.2%
Florida	$3,524,842	4.2%

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

The following table presents the rating of our Multi-Family MBS at March 31, 2016, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated AAA	$6,528,795	3.8%
Rated BBB	$19,536,463	11.2%
Rated BBB-	$11,578,335	6.7%
Rated BB-	$55,163,251	31.7%
Not Rated	$81,038,071	46.6%

Weighted Average Life Breakdown	Carrying Value

Less than one year	$599,614.00
Greater than one year and less than five years	$391,132,365.00
Greater than or equal to five years	$191,365,959.00

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2016.

March 31, 2016

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-28.98%	0.96%
+0.50%	-14.49%	0.45%
-0.50%	14.49%	-0.20%
-1.00%	23.06%	0.29%

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

Given the low interest rates at March 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or Exchange Act, that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2016. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016 and as of December 31, 2015, as a result of the material weakness described below.

  In connection with the preparation of our financial statements for inclusion in our 2015 10-K for the year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Such material weakness did not result in any misstatements in our audited consolidated financial statements included in our 2015 10-K, but did require adjustments during the 2015 annual (loss) audit with respect to net income (loss) attributable to common stockholders, total other comprehensive income, and basic and diluted income (loss) per share in our preliminary 2015 consolidated financial statements, and required the restatement of the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and September 30, 2015, originally included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2015, respectively (as described in detail in Note 20 to the audited consolidated financial statements included in our 2015 10-K).

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

As disclosed in our 2015 10-K, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective at December 31, 2015 even if the material weakness described above did not exist by reason of the inadvertent omission of financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our 2015 10-K for the year ended December 31, 2014.  Our management has concluded as of March 31, 2016 that the remediation measures to address this ineffectiveness, as described in our 2015 10-K, have been fully implemented and accordingly that our disclosure controls and procedures would have been effective at March 31, 2016 were it not for the material weakness described above.

Changes in Internal Control Over Financial Reporting

To remediate the material weakness in our internal control over financial reporting noted above (and consequent deficiencies in our disclosure controls and procedures), we have continued to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. We are also in the process, with the assistance of an internationally recognized accounting firm, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of the date hereof, neither we nor, to our knowledge, our Manager, are subject to any legal proceedings that we or our Manager considers to be material (individually or in the aggregate).

Item 1A. Risk Factors

The following risk factors update and restate two of the risk factors from our 2015 10-K for the year ended December 31, 2015, that are set forth under the heading “Risk Factors — Tax Risks” in our 2015 10-K. These risk factors have been updated to reflect certain changes to the tax rules governing REITs enacted as part of the “Protecting Americans from Tax Hikes Act of 2015” (P.L. 114-113, 12/18/2015).

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities and may require us to dispose of our target assets sooner than originally anticipated.

To maintain our qualification as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and securities and debt instruments issued by publicly offered REITs. The remainder of our investments (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. With respect to taxable years beginning before January 1, 2018, no more than 25% of the value of our total assets can be represented by securities of one or more TRSs, and with respect to taxable years beginning on and after January 1, 2018, no more than 20% of our total assets can be represented by securities of one or more TRSs. Furthermore, not more than 25% of our assets may consist of debt instruments issued by publicly offered REITs to the extent that such debt instruments constitute qualified real estate assets for purposes of the 75% asset test, described above, only because of the express inclusion of debt instruments issued by publicly offered REITs in the definition of qualified real estate asset. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

A REIT may own up to 100% of the stock of one or more TRSs. Other than certain activities relating to lodging and healthcare facilities, a TRS generally may engage in any business and may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. With respect to taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. With respect to taxable years beginning on and after January 1, 2018, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT, or by a TRS on behalf of its parent REIT, that are not conducted on an arm’s-length basis.

Our current TRS, and any future TRSs, will pay U.S. federal, state and local income tax on their respective taxable incomes, if any. We anticipate that the aggregate value of the securities of our TRS will continue to be less than 25% of the value of our total assets (including our TRS securities) with respect to taxable years beginning prior to January 1, 2018 and less than 20% of the value of our total assets (including our TRS securities) with respect to taxable years beginning on and after January 1, 2018. Furthermore, we intend to monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS-ownership limitations. In addition, we will review all our transactions with our TRS to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to continue to comply with the TRS-ownership limitation or to avoid application of the 100% excise tax discussed above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed herewith as a part of this report. Such Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE OAKS INVESTMENT CORP.

Dated: May 10, 2016	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: May 10, 2016	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

