Form 10-Q
period 2016-06-30
Five Oaks Investment Corp.
filed 2016-08-09
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2016
Common stock, $0.01 par value	14,597,894

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2016 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	70
Item 4.	Controls and Procedures	77

PART II - Other Information		78

Item 1.	Legal Proceedings	78
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	79

Signatures		80

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

June 30, 2016
(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6 - 46

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2016 (1)	December 31, 2015 (1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $767,812,906 and $571,086,035 for June 30, 2016 and December 31, 2015, respectively)	$754,352,044	$571,466,581
Mortgage loans held-for-sale, at fair value (includes pledged loans of $11,787,050 and $10,900,402 for June 30, 2016 and December 31, 2015, respectively)	12,909,597	10,900,402
Multi-family loans held in securitization trusts, at fair value	1,305,586,768	1,449,774,383
Residential loans held in securitization trusts, at fair value	174,269,940	411,881,097
Mortgage servicing rights, at fair value	3,229,937	4,268,673
Cash and cash equivalents	25,536,658	26,140,718
Restricted cash	14,454,208	8,174,638
Accrued interest receivable	7,661,978	8,650,986
Dividends receivable	2,014	26,022
Investment related receivable	3,566,968	1,591,343
Derivative assets, at fair value	-	2,558,350
FHLB stock	11,300	2,403,000
Other assets	1,104,520	530,468

Total assets	$2,302,685,932	$2,498,366,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$677,197,000	$509,231,000
Mortgage loans held-for-sale	10,406,770	9,504,457
FHLB Advances	-	49,697,000
Multi-family securitized debt obligations	1,288,578,921	1,364,077,012
Residential securitized debt obligations	159,799,323	380,638,423
Derivative liabilities, at fair value	7,954,588	-
Accrued interest payable	5,498,559	6,574,699
Dividends payable	29,349	39,132
Fees and expenses payable to Manager	686,187	842,903
Other accounts payable and accrued expenses	335,972	267,507

Total liabilities	2,150,486,669	2,320,872,133

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,597,894 and 14,656,394 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	145,979	146,409
Additional paid-in capital	188,780,121	189,037,702
Accumulated other comprehensive income (loss)	2,599,743	(395,771)
Cumulative distributions to stockholders	(62,812,117)	(55,803,240)
Accumulated earnings (deficit)	(13,671,435)	7,352,456

Total stockholders' equity	152,199,263	177,494,528

Total liabilities and stockholders' equity	$2,302,685,932	$2,498,366,661

(1)	Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIE's) as the Company is the primary beneficiary of these VIEs. As of June 30, 2016 and December 31, 2015, assets of consolidated VIEs totaled $1,485,184,105 and $1,868,482,556, respectively, and the liabilities of consolidated VIEs totaled $1,453,534,748 and $1,750,916,265, respectively

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Interest income:
Available-for-sale securities	$5,331,794	6,753,580	10,230,832	13,559,539
Mortgage loans held-for-sale	167,070	585,566	289,307	1,291,027
Multi-family loans held in securitization trusts	14,692,902	17,249,728	30,130,706	34,885,204
Residential loans held in securitization trusts	3,408,847	5,039,380	7,561,253	10,931,159
Cash and cash equivalents	8,945	4,236	14,655	8,577
Interest expense:
Repurchase agreements - available-for-sale securities	(1,338,815)	(1,789,532)	(2,828,228)	(3,502,300)
Repurchase agreements - mortgage loans held-for-sale	(94,084)	(392,394)	(170,284)	(828,987)
Multi-family securitized debt obligations	(13,814,743)	(15,778,322)	(27,927,452)	(31,913,781)
Residential securitized debt obligations	(2,589,846)	(3,102,240)	(5,768,288)	(6,757,709)

Net interest income	5,772,070	8,570,002	11,532,501	17,672,729

Other-than-temporary impairments
(Increase) decrease in credit reserves	(146,224)	567,205	(167,218)	(1,410,284)
Additional other-than-temporary credit impairment losses	-	-	-	(2,890,939)

Total impairment losses recognized in earnings	(146,224)	567,205	(167,218)	(4,301,223)

Other income:
Realized gain (loss) on sale of investments, net	3,771,148	524,156	(2,612,005)	369,843
Change in unrealized gain (loss) on fair value option securities	(2,239,654)	(232,273)	(2,610,749)	(232,273)
Realized gain (loss) on derivative contracts, net	(761,362)	(1,217,392)	(2,346,903)	(4,047,878)
Change in unrealized gain (loss) on derivative contracts, net	(2,050,538)	902,032	(10,512,938)	(849,006)
Realized gain (loss) on mortgage loans held-for-sale	69,734	759,059	68,748	1,031,291
Change in unrealized gain (loss) on mortgage loans held-for-sale	(62,002)	(594,542)	135,900	(43,159)
Change in unrealized gain (loss) on mortgage servicing rights	(138,447)	(268,311)	(1,038,735)	(268,311)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(8,071,468)	1,803,472	(6,535,151)	3,840,584
Change in unrealized gain (loss) on residential loans held in securitization trusts	3,399,187	(2,975,798)	845,110	(6,332,205)
Servicing income	243,875	56,538	467,553	56,538
Other income	1,826	26,611	26,808	26,611

Total other income (loss)	(5,837,701)	(1,216,448)	(24,112,362)	(6,447,965)

Expenses:
Management fee	626,738	698,629	1,249,961	1,416,404
General and administrative expenses	1,679,132	1,717,361	3,311,643	3,401,237
Operating expenses reimbursable to Manager	1,184,243	1,055,075	2,389,054	2,106,642
Other operating expenses	350,061	586,298	1,232,267	1,205,541
Compensation expense	24,248	62,348	93,887	122,995

Total expenses	3,864,422	4,119,711	8,276,812	8,252,819

Net income (loss) before provision for income taxes	(4,076,277)	3,801,048	(21,023,891)	(1,329,278)
(Provision for) benefit from income taxes	-	-	-	-
Net income (loss)	(4,076,277)	3,801,048	(21,023,891)	(1,329,278)

Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Net income (loss) attributable to common stockholders	$(4,947,003)	2,930,322	(22,775,126)	(3,080,513)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(4,947,003)	2,930,322	(22,775,126)	(3,080,513)
Weighted average number of shares of common stock outstanding	14,597,894	14,721,492	14,604,540	14,720,051
Basic and diluted income per share	$(0.34)	0.20	(1.56)	(0.21)
Dividends declared per share of common stock	$0.18	0.38	0.36	0.75

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$(4,076,277)	$3,801,048	$(21,023,891)	$(1,329,278)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	11,621,634	(9,034,477)	9,375,621	(6,478,490)
Reclassification adjustment for net gain (loss) included in net income (loss)	(7,671,018)	1,415,814	(6,547,325)	1,415,814
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	146,224	(567,205)	167,218	1,410,284
Reclassification cumulative adjustment for Linked Transactions	-	-	-	4,457,544

Total other comprehensive income (loss)	4,096,840	(8,185,868)	2,995,514	805,152

Less: Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Comprehensive income (loss) attributable to common stockholders	$(850,163)	$(5,255,546)	$(19,779,612)	(2,275,361)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity
Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
Issuance of common stock, net	-	-	15,500	155	(155)	-	-	-	-
Purchase of treasury stock, net	-	-	(58,500)	(585)	(282,980)	-	-	-	(283,565)
Restricted stock compensation expense	-	-	(15,500)	-	25,554	-	-	-	25,554
Net income (loss)	-	-	-	-	-	-	-	(21,023,891)	(21,023,891)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	9,375,621	-	-	9,375,621
Reclassification adjustment for net gain (loss) included in net income (loss)	-	-	-	-	-	(6,547,325)	-	-	(6,547,325)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	-	-	-	-	167,218	-		167,218
Common dividends declared	-	-	-	-	-	-	(5,257,642)	-	(5,257,642)
Preferred dividends declared	-	-	-	-	-	-	(1,751,235)	-	(1,751,235)
Balance at June 30, 2016	1,610,000	$37,156,972	14,597,894	$145,979	$188,780,121	$2,599,743	$(62,812,117)	$(13,671,435)	$152,199,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(21,023,891)	$(1,329,278)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	167,218	4,301,223
Amortization/accretion of available-for-sale securities premiums and discounts, net	(3,534,745)	(7,882,863)
Realized (gain) loss on sale of investments, net	2,612,005	(369,843)
Realized (gain) loss on derivative contracts	2,346,903	4,047,878
Realized (gain) loss on mortgage loans held-for-sale	(68,748)	(1,031,291)
Unrealized (gain) loss on fair value option securities	2,610,749	232,273
Unrealized (gain) loss on derivative contracts	10,512,938	849,006
Unrealized (gain) loss on mortgage loans held-for-sale	(135,900)	43,159
Unrealized (gain) loss on mortgage servicing rights	1,038,735	268,311
Unrealized (gain) loss on multi-family loans held in securitization trusts	6,535,151	(3,840,584)
Unrealized (gain) loss on residential loans held in securitization trusts	(845,110)	6,332,205
Restricted stock compensation expense	25,554	45,078
Net change in:
Accrued interest receivable	(510,671)	1,168,276
Dividends receivable	24,008	-
Other assets	(574,052)	(253,708)
Accrued interest payable	(31,814)	(603,702)
Fees and expenses payable to Manager	(156,716)	93,000
Other accounts payable and accrued expenses	68,465	849,389

Net cash (used in) provided by operating activities	(939,921)	2,918,529

Cash flows from investing activities:
Purchase of available-for-sale securities	(324,629,196)	(109,389,530)
Purchase of mortgage loans held-for-sale	(11,573,408)	(282,639,129)
Purchase of mortgage servicing rights	-	(2,725,685)
Purchase of FHLB stock	-	(2,403,000)
Proceeds from sales of available-for-sale securities	189,273,268	162,351,939
Proceeds from mortgage loans held-for-sale	9,586,465	288,811,206
Proceeds from FHLBI stock	2,391,700	-
Net proceeds from (payments for) derivative contracts	(2,346,903)	(3,963,878)
Principal payments from available-for-sale securities	33,837,646	39,601,721
Principal payments from mortgage loans held-for-sale	182,396	515,738
Deferred securitization costs	-	(89,643)
Investment related receivable	(1,975,625)	70,399,740
Restricted cash	(6,279,570)	(2,890,771)

Net cash (used in) provided by investing activities	(111,533,227)	157,578,708

Cash flows from financing activities:
Proceeds from issuance of common stock	-	(225,594)
Deferred offering costs	-	45,511
Purchase of treasury stock	(283,565)	-
Dividends paid on common stock	(5,257,642)	(11,039,813)
Dividends paid on preferred stock	(1,761,018)	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	3,093,465,000	3,192,400,999
Proceeds from repurchase agreements - mortgage loans held-for-sale	13,548,045	47,097,001
Proceeds from FHLBI advances	-	53,400,000
Payments for FHLBI advances	(49,697,000)	-
Principal repayments of repurchase agreements - available-for-sale securities	(2,925,499,000)	(3,387,929,999)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(12,645,732)	(54,697,754)
	-
Net cash (used in) provided by financing activities	111,869,088	(162,710,667)

Net increase (decrease) in cash and cash equivalents	(604,060)	(2,213,430)

Cash and cash equivalents, beginning of period	26,140,718	32,274,285

Cash and cash equivalents, end of period	$25,536,658	$30,060,855

Supplemental disclosure of cash flow information
Cash paid for interest	$3,030,326	$4,934,989

Non-cash investing and financing activities information
Restricted stock compensation expense	$25,554	$45,078
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$2,995,514	$(993,726)
Consolidation of multi-family loans held in securitization trusts	$1,310,347,394	$1,625,701,369
Consolidation of residential loans held in securitization trusts	$174,836,711	$474,205,879
Consolidation of multi-family securitized debt obligations	$1,293,320,974	$1,541,927,234
Consolidation of residential securitized debt obligations	$160,213,774	$357,151,265
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$210,238,653
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$149,293,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

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

On June 10, 2013, the Company established Five Oaks Acquisition Corp. (“FOAC”) as a wholly owned taxable REIT subsidiary (“TRS”), for the acquisition and disposition of residential mortgage loans. The Company consolidates this subsidiary under generally accepted accounting principles in the United States of America (“GAAP”).

On April 30, 2014, the Company established Five Oaks Insurance LLC (“FOI”) as a wholly owned subsidiary. The Company consolidates this subsidiary under GAAP.

In September 2014, and October 2014, respectively, the Company acquired first loss tranches issued or backed by two Freddie Mac-sponsored Multi-Family MBS K series securitizations (the “FREMF 2011-K13 Trust” and the “FREMF 2012-KF01 Trust”). The Company determined that each of the trusts was a variable interest entity (“VIE”) and that in each case the Company remains the primary beneficiary, and accordingly consolidated the assets and liabilities of the trusts into the Company’s financial statements in accordance with GAAP. On April 21, 2016, and April 26, 2016, respectively, the Company completed two re-securitization transactions (the “Re-REMIC transactions”). The Company consolidates the assets and liabilities of the newly established trusts, in each case based upon the Company’s purchase of first-loss securities of the Re-REMIC transactions. Accordingly, the Company has determined that it remains the primary beneficiary of the underlying trusts and continues to consolidate the assets and liabilities of each underlying trust.

In October 2014, and December 2014, respectively, the Company also acquired first loss and subordinated tranches issued by two residential mortgage-backed securitizations (the “JPMMT 2014-OAK4 Trust” and the “CSMC 2014-OAK1 Trust”). During the second quarter of 2016, the Company sold the first loss and subordinated tranches issued by the JPMMT 2014-OAK4 Trust, and as a result, having determined that it is no longer the primary beneficiary of the trust, no longer consolidates the assets and liabilities of that trust. The Company determined that CSMC 2014-OAK1 Trust was a variable interest entity (“VIE”) and that the Company continues to be the primary beneficiary, and accordingly consolidated the assets and liabilities of the trust into the Company’s financial statements in accordance with GAAP.

On March 23, 2015, the Company established Oaks Funding LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of residential mortgage loan securitization transactions. The Company consolidates this subsidiary under GAAP.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

On April 20, 2016, the Company established Oaks Funding II LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of certain Re-REMIC transactions. The Company consolidates this subsidiary under GAAP.

On April 20, 2016, the Company established Oaks Holding I LLC as a wholly owned subsidiary to hold certain investment securities. The Company consolidates this subsidiary under GAAP.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three and six months ended June 30, 2016 and for the three and six months ended June 30, 2015, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016, and the six months ended June 30, 2015, are unaudited.

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity where the Company is the primary beneficiary. All significant intercompany transactions have been eliminated on consolidation.

VIEs

An entity is referred to as a VIE if it lacks one or more of the following characteristics: (1) sufficient equity at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE based upon changes in the facts and circumstances pertaining to the VIE.

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
June 30, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At June 30, 2016, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and one residential mortgage loan transaction (CSMC 2014-OAK1), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2011-K13 and the FREMF 2012-KF01 trusts, the Company determined that it is the primary beneficiary of certain intermediate trusts that have the power to direct the activities and the obligations to absorb losses of the underlying trusts. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. At June 30, 2016 and December 31, 2015, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $43,935,733 and $92,107,727, respectively, and Multi-Family MBS $90,601,376 and $104,025,797, respectively).

GAAP also requires us to consider whether securitizations we sponsor and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with Accounting Standards Codification (“ASC”) 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with an aggregate fair value of $15,839,304 at June 30, 2016 (December 31, 2015: $30,383,343). This amount is included in Available-for-sale (“AFS”) securities on the Company’s condensed consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

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
June 30, 2016 (unaudited)

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

Deferred Offering Costs

In accordance with ASC Subtopic 505-10, the direct costs incurred to issue shares classified as equity, such as legal and accounting fees, should be deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares are recorded as an asset in the accompanying condensed consolidated balance sheets in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering.

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

Available-for-Sale Securities, at Fair Value

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s AFS securities portfolio, with the exception of Non-Agency RMBS IOs (as further described below), is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments - Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income is recorded in the “Interest Income” line item on the condensed consolidated statement of operations.

On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally Agency RMBS), prepayments of the underlying collateral must be estimated, which directly affect the speed at which the Company amortizes such securities. If actual and anticipated cash flows differ from previous estimates, the Company recognizes a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

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
June 30, 2016 (unaudited)

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

Subsequent increases in cash flows expected to be collected are generally recognized prospectively through adjustment of the investment’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the extent that such decreases are due, at least in part, to an increase in credit loss expectations (“credit impairment”). To the extent that decreases in cash flows expected to be collected are the result of factors other than credit impairment, for example a change in rate of prepayments, such changes are generally recognized prospectively through adjustment of the loan’s yield over its remaining life.

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

Impairment

The Company evaluates its MBS, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, an OTTI should be recognized to the extent that a decrease in future cash flows expected to be collected is due, at least in part, to an increase in credit impairment. A decrease in future cash flows due to factors other than credit, for example a change in the rate of prepayments, is considered a non-credit impairment. The full amount of the difference between the security’s previous and new cost basis resulting from credit impairment is recognized currently in earnings, and the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method. Decreases in cash flows expected to be collected resulting from non-credit impairment are generally recognized prospectively through adjustment of the investment’s yield over its remaining life.

Mortgage Loans Held-for-Sale, at Fair Value

Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Mortgage loans are currently classified as held-for-sale based upon the Company’s intent to sell them either in the secondary whole loan market or to include them in a securitization, including transfers to a securitization entity that the Company sponsors and expects them to be accounted for as sales for financial reporting purposes.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust, as of June 30, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the three trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

Interest income on multi-family and residential mortgage loans held in securitization trusts is recognized at the loan coupon rate. Interest income recognition is suspended when mortgage loans are placed on non-accrual status. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is considered non-collectible, and in all cases when payment becomes greater than 90 days past due. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible

Mortgage Servicing Rights and Excess Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company has purchased and subsequently sold or securitized. MSRs are held and managed at the Company’s TRS. As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurement below for additional detail. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does not directly service any residential mortgage loans.

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
June 30, 2016 (unaudited)

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

See Note 10 for a further discussion of the Company’s FHLB advances and Note 3 for a description of the Company’s FHLB stock balance.

Multi-Family and Residential Securitized Debt Obligations

Multi-family and residential securitized debt obligations represent third-party liabilities of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust, and excludes liabilities of the trust acquired by the Company that are eliminated on consolidation. The third-party obligations of each trust do not have any recourse to the Company as the consolidator of each trust.

Common Stock

At June 30, 2016, and December 31, 2015, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 14,597,894 shares of common stock issued and outstanding at June 30, 2016 and 14,656,394 at December 31, 2015.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. Through June 30, 2016, the Company had repurchased 126,856 shares of common stock under the Repurchase Program.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

At June 30, 2016, and December 31, 2015, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both June 30, 2016 and December 31, 2015.

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
June 30, 2016 (unaudited)

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

Recently Issued and/or Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015, deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. The Company is currently assessing the impact of this guidance.

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
June 30, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, effective January 1, 2017, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities. The areas for simplifications in the update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has determined this ASU will not have a material impact on the Company's financial condition or results of operation.

Credit Losses

In June 2016, the FASB issued ASU 2016-13 which is a comprehensive amendment of credit losses on financial instruments. Currently GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the “incurred loss” impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are U.S. Securities and Exchange commission (“SEC”) filers, the amendment in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company discloses the fair value of its financial instruments according to a fair value hierarchy (Levels 1, 2 and 3, as defined). In accordance with GAAP, the Company is required to provide enhanced disclosures regarding instruments in the Level 3 category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. Additionally, GAAP permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”), and the election of such choice is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are irrevocably recognized in earnings at each subsequent reporting date.

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

The Company obtains pricing data from a primary third-party pricing service for each Non-Agency RMBS, Agency RMBS and Multi-Family MBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company determines that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific security can be traded in the normal course of business. In making such determination, the Company follows a series of steps, including review of collateral marks from margin departments of repo counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield analysis of each Non-Agency RMBS and Multi-Family MBS based on the pricing data from the primary third-party pricing service and the Company’s cash flow assumptions.

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
June 30, 2016 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage Loans Held-for-Sale

Designation

The Company currently classifies its residential mortgage loans as held-for-sale (“HFS”) investments. HFS residential mortgage loans include loans that the Company is marketing for sale to third parties, including transfers to securitization trusts.

The Company has elected the fair value option for residential mortgage loans it has acquired and classifies as HFS. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in unrealized gain (loss) on mortgage loans held-for-sale on the condensed consolidated statements of operations. The fair value option is irrevocable once the loan is acquired.

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
June 30, 2016 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of June 30, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

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
June 30, 2016 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust as of June 30, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. As the result of the Company’s determination that it is not the primary beneficiary of Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

Determination of Fair Value

As noted earlier, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust. The trust is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust is more observable, but in either case, the methodology results in the fair value of the assets of the trust being equal to the fair value of its liabilities. The Company has determined that the fair value of the liabilities of the trust is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of the trust, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities is more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trust is an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

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
June 30, 2016 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

At June 30, 2016, the Company had redeemed $2,391,700 of its FHLB stock resulting in a remaining balance of $11,300. FOI was required to purchase the FHLB stock under a borrowing agreement with FHLBI. The FHLB stock has been and will be redeemed at face value, which represents the carrying value and fair value of the stock.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$254,003,619	$148,760,159
Federal National Mortgage Association	365,811,316	182,867,134
Government National Mortgage Association	-	43,705,764
Non-Agency	43,935,733	92,107,727
Multi-Family	90,601,376	104,025,797
Total mortgage-backed securities	$754,352,044	$571,466,581

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Agency	Non-Agency (1)	Multi-Family	Total
Face Value	$597,958,187	$56,626,389	$120,145,351	$774,729,927
Unamortized premium	13,482,100		-	13,482,100
Unamortized discount
Designated credit reserve and OTTI (2)	-	(3,746,646)	-	(3,746,646)
Net, unamortized	(1,706,174)	(12,449,632)	(28,704,545)	(42,860,351)
Amortized Cost	609,734,113	40,430,111	91,440,806	741,605,030
Gross unrealized gain	10,114,710	1,061,667	1,853,560	13,029,937
Gross unrealized (loss)	(33,888)	(4,892,810)	(2,692,990)	(7,619,688)
Fair Value	$619,814,935	$36,598,968	90,601,376	$747,015,279

	December 31, 2015
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$370,394,525	$116,954,842	$138,829,925	$626,179,292
Unamortized premium	5,745,862	80,257	-	5,826,119
Unamortized discount
Designated credit reserve and OTTI (2)	-	(8,891,565)		(8,891,565)
Net, unamortized	(1,929,145)	(22,101,062)	(33,250,068)	(57,280,275)
Amortized Cost	374,211,242	86,042,472	105,579,857	565,833,571
Gross unrealized gain	3,234,673	1,099,957	913,556	5,248,186
Gross unrealized (loss)	(2,112,858)	(1,808,973)	(2,467,616)	(6,389,447)
Fair Value	$375,333,057	$85,333,456	$104,025,797	$564,692,310

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $629,653,883, book value of $14,721,375, unrealized loss of $7,375,610 and a fair value of $7,336,765 at June 30, 2016 and a notional amount of $428,230,275, book value of $7,815,919, unrealized loss of $1,041,649 and a fair value of $6,774,271 as of December 31, 2015.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (continued)

(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $2,833,936 and $8,146,073, at June 30, 2016 and December 31, 2015, respectively, and OTTI of $912,710 and $745,493 at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI losses through earnings of $0.17 million on one Non-Agency RMBS and $4.3 million on six Non-Agency RMBS during the six months ended June 30, 2016 and June 30, 2015, respectively.

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

The following tables present the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
Cumulative credit loss at beginning of period	$(3,657,426)	$(4,868,428)

Additions:
Initial (increase) in credit reserves	-	-
Subsequent increase in credit reserves	(146,224)	-
Initial additional other-than-temporary credit impairment losses	-	-
Subsequent additional other-than-temporary credit impairment losses	-	-

Reductions:
For securities sold decrease in credit reserves	-	567,205
For securities sold decrease in other-than-temporary impairment	-	-

Cumulative credit (loss) at end of period	$(3,803,650)	$(4,301,223)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Six Months Ended
	June 30,
	2016	2015
Cumulative credit loss at beginning of period	$(3,636,432)	$-

Additions:
Initial increase in credit reserves	-	(1,410,284)
Subsequent increase in credit reserves	(167,218)	-
Initial additional other-than-temporary credit impairment losses	-	(2,890,939)
Subsequent additional other-than-temporary credit impairment losses	-	-

Reductions:
For securities sold decrease in credit reserves	-	-
For securities sold decrease in other-than-temporary impairment	-	-

Cumulative credit (loss) at end of period	$(3,803,650)	$(4,301,223)

Unrealized losses on the Company’s Non-Agency RMBS were $4.9 million at June 30, 2016. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit factors, including changes in the rate of prepayments.

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of June 30, 2016, and December 31, 2015. At June 30, 2016 the Company held 56 AFS securities, of which seven were in an unrealized loss position for less than twelve consecutive months and ten were in an unrealized loss for more than twelve months. At December 31, 2015, the Company held 67 AFS securities, of which 35 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months:

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2016	$35,555,269	$(4,714,749)	$41,510,925	$(2,904,939)	$77,066,194	$(7,619,688)
December 31, 2015	$348,120,251	$(5,983,726)	$6,939,257	$(405,720)	$355,059,508	$(6,389,446)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three and six months ended June 30, 2016 and June 30, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
AFS securities sold, at cost	$102,654,599	$106,968,002
Proceeds from AFS securities sold	106,681,346	107,609,266
Net realized gain (loss) on sale of AFS securities	$4,026,747	$641,264

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
AFS securities sold, at cost	$191,586,798	$106,968,002
Proceeds from AFS securities sold	189,273,268	107,609,266
Net realized gain (loss) on sale of AFS securities	$(2,313,530)	$641,264

The following tables present the fair value of AFS investment securities by rate type as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$605,086,426	$43,935,733	-	$649,022,159
Fixed rate	14,728,509	-	90,601,376	105,329,885
Total	$619,814,935	$43,935,733	90,601,376	$754,352,044

	December 31, 2015
	Agency	Non-Agency	Multi- Family		Total
Adjustable rate	$360,057,377	$92,107,727	$		452,165,104
Fixed rate	15,275,680	-		104,025,797	119,301,477
Total	$375,333,057	$92,107,727		$104,025,797	571,466,581

The following tables present the fair value of AFS investment securities by maturity date as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Less than one year	$-	$-
Greater than one year and less than five years	623,689,645	211,800,340
Greater than or equal to five years	130,662,399	359,666,241
Total	$754,352,044	$571,466,581

As described in Note 2, when the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company generally does not amortize into income a significant portion of this discount that the Company is entitled to earn because it does not expect to collect it due to the inherent credit risk of the security. The Company may also record an OTTI for a portion of its investment in the security to the extent the Company believes that the amortized cost will exceed the present value of expected future cash flows. The amount of principal that the Company does not amortize into income is designated as an off balance sheet credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.

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
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the changes for the six months ended June 30, 2016 and the year ended December 31, 2015 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	June 30, 2016
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	-	-	-
Dispositions	2,904,601	10,598,841	13,503,442
Accretion of net discount	-	3,497,298	3,497,298
Realized gain on paydowns	-	156,568	156,568
Realized credit losses	2,407,536	-	2,407,536
Addition to credit reserves	(167,218)	167,218	-
Release of credit reserves	-	-	-
Ending balance at June 30, 2016	$(3,746,646)	$(42,860,350)	$(46,606,996)

	December 31, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	$(12,697,796)	$(17,454,022)	$(30,151,818)
Cumulative - effect adjustment for Linked Transactions	(36,627,321)	(47,091,958)	(83,719,279)
Adjusted beginning Balance as of January 1, 2015	(49,325,117)	(64,545,980)	(113,871,097)
Acquisitions	-	(24,446,013)	(24,446,013)
Dispositions	-	20,963,895	20,963,895
Accretion of net discount	30,201,676	13,061,839	43,263,515
Realized gain (loss) on paydowns	-	226,553	226,553
Realized credit losses	10,582,246	(2,890,939)	7,691,307
Addition to credit reserves	(2,669,938)	2,669,938	-
Release of credit reserves	2,319,568	(2,319,568)	-
Ending balance at December 31, 2015	$(8,891,565)	$(57,280,275)	$(66,171,840)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the six months ended June 30, 2016, the Company had unrealized gains (losses) on AFS securities of $2,828,296.

The following tables present components of interest income on the Company’s AFS securities for the three and six months ended June 30, 2016 and June 30, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	Discount accretion	income	interest	discount accretion	income
Agency	$2,598,975	$81,068	$2,680,043	$1,891,811	$151,912	$2,043,723
Non-Agency	796,520	379,140	1,175,660	578,691	2,281,616	2,860,307
Multi-Family	257,440	1,218,651	1,476,091	455,636	1,393,914	1,849,550
Total	$3,652,935	$1,678,859	$5,331,794	$2,926,138	$3,827,442	$6,753,580

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	Discount accretion	income	interest	discount accretion	income
Agency	$4,622,177	$104,252	$4,726,429	$3,883,365	$300,167	$4,183,532
Non-Agency	1,558,601	875,978	2,434,579	882,201	5,140,295	6,022,496
Multi-Family	515,309	2,554,515	3,069,824	911,901	2,441,610	3,353,511
Total	$6,696,087	$3,534,745	$10,230,832	$5,677,467	$7,882,072	$13,559,539

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Unpaid principal balance	$12,641,118	$10,767,856
Fair value adjustment	268,479	132,546
Carrying value	$12,909,597	$10,900,402

At June 30, 2016 and December 31, 2015, the Company pledged mortgage loans with a fair value of $11.8 million and $10.9 million, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Borrowings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of June 30, 2016 are as follows:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE (continued)

June 30, 2016
Texas	39.3%
California	13.8%
Florida	13.4%
Arizona	9.7%
Minnesota	5.9%
Georgia	5.0%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $17,026,420 at June 30, 2016 and $86,030,550 at December 31, 2015.

The condensed consolidated balance sheets of the FREMF trusts at June 30, 2016 and December 31, 2015 are set out below:

Balance Sheets	June 30, 2016	December 31, 2015
Assets
Multi-family mortgage loans held in securitization trusts	$1,305,586,768	$1,449,774,383
Receivables	4,760,626	5,380,956

Total assets	$1,310,347,394	$1,455,155,339

Liabilities and Equity
Multi-family securitized debt obligations	$1,288,578,921	$1,364,077,012
Payables	4,742,053	5,047,777
	$1,293,320,974	$1,369,124,789
Equity	17,026,420	86,030,550

Total liabilities and equity	$1,310,347,394	$1,455,155,339

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,204,484,329 at June 30, 2016 and $1,371,258,074 at December 31, 2015. The multi-family securitized debt obligations had an unpaid principal balance of $1,204,484,329 at June 30, 2016 and $1,371,258,074 at December 31, 2015.

The condensed consolidated statements of operations of the FREMF trusts for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 6 – THE FREMF TRUSTS (continued)

Statements of Operations	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Interest income	$14,692,902	$17,249,728
Interest expense	13,814,743	15,778,321
Net interest income	$878,159	$1,471,407
General and administrative fees	(679,217)	(838,544)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(8,071,468)	1,803,473
Net Income (loss)	$(7,872,526)	$2,436,336

Statements of Operations	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest income	$30,130,706	$34,885,204
Interest expense	27,927,452	31,913,781
Net interest income	$2,203,254	$2,971,423
General and administrative fees	(1,382,700)	(1,706,891)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(6,535,151)	3,840,584
Net Income (loss)	$(5,714,597)	$5,105,116

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of June 30, 2016 are as follows:

June 30, 2016
Texas	20.1%
New York	15.0%
Washington	8.0%
Colorado	7.2%
California	5.5%
Georgia	5.3%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $14,622,937 at June 30, 2016, and $31,535,741 at December 31, 2015. The Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4 Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates the assets and liabilities of this trust.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

The condensed consolidated balance sheets of the residential mortgage loan securitization trusts at June 30, 2016 and December 31, 2015 are set out below:

Balance Sheets	June 30, 2016	December 31, 2015
Assets
Residential mortgage loans held in securitization trusts	$174,269,940	$411,881,097
Receivables	566,771	1,446,120

Total assets	$174,836,711	$413,327,217

Liabilities and Equity
Residential securitized debt obligations	$159,799,323	$380,638,423
Payables	414,451	1,153,053
	$160,213,774	$381,791,476
Equity	14,622,937	31,535,741

Total liabilities and equity	$174,836,711	$413,327,217

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $169,029,899 at June 30, 2016 and $411,650,562 at December 31, 2015. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $169,029,899 at June 30, 2016 and $411,650,562 at December 31, 2015.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

Statements of Operations	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Interest income	$3,408,847	$5,039,380
Interest expense	2,589,846	3,102,240
Net interest income	$819,001	$1,937,140
General and administrative fees	(108,353)	(107,325)
Unrealized gain (loss) on multi-family loans held in securitization trusts	3,399,187	(2,975,804)
Net Income (loss)	$4,109,835	$(1,145,989)

Statements of Operations	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest income	$7,561,253	$10,931,159
Interest expense	5,768,288	6,757,709
Net interest income	$1,792,965	$4,173,450
General and administrative fees	(240,771)	(348,520)
Unrealized gain (loss) on multi-family loans held in securitization trusts	845,110	(6,332,205)
Net Income (loss)	$2,397,304	$(2,507,275)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of June 30, 2016 are as follows:

June 30, 2016
California	40.2%
Washington	13.8%
Massachusetts	9.5%
Florida	5.2%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending June 30, 2016 and December 31, 2015. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7. As further described in Note 2, GAAP also requires the Company to consider whether securitizations the Company sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s maximum exposure to loss from these VIEs is limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with a fair value of $15,839,304 at June 30, 2016. This amount is included in Available-for-Sale securities, which are further described in Note 4.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 9 – RESTRICTED CASH

As of June 30, 2016, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Restricted cash balance held by:
Broker counterparties for derivatives trading	$9,926,000	$528,564
Repurchase counterparties as restricted collateral	4,528,208	7,646,074
Total	$14,454,208	$8,174,638

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements (including one residential loan warehouse facility, at June 30, 2016) to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 0.92% at June 30, 2016. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
		Weighted			Weighted
	Amount	average	Market value	Amount	average	Market value
	outstanding	Interest rate	of collateral held	outstanding	Interest rate	of collateral held
Agency	$586,566,000	0.68%	619,814,935	$358,239,000	0.66%	374,952,510
Non-Agency	52,680,000	2.33%	90,601,375	114,512,000	2.24%	121,475,112
Multi-Family	37,951,000	2.15%	57,396,595	86,177,000	1.83%	190,056,347
Mortgage loans	10,406,770	2.80%	11,787,050	9,504,457	2.87%	10,900,403
Total	$687,603,770	0.92%	779,599,955	$568,432,457	1.19%	697,384,372

At June 30, 2016 and December 31, 2015, the repurchase agreements had the following remaining maturities:

	June 30, 2016	December 31, 2015
< 30 days	$634,667,770	$449,063,000
31 to 60 days	4,153,000	76,044,000
61 to 90 days	48,783,000	37,873,540
> 90 days	-	5,451,917
Total	$687,603,770	$568,432,457

Under the repurchase agreements (including the residential loan warehouse facility), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company is in compliance with these covenants as of June 30, 2016 and December 31, 2015.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2016 and December 31, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 10 – BORROWINGS (Continued)

	June 30, 2016
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	Amount outstanding	days to maturity	of collateral held
Wells Fargo Securities	31,403,000	4.57%	7	55,592,968
Other North America	534,868,000	77.79%	16	574,626,482
Asia (1)	83,124,000	12.09%	16	94,326,169
Europe (1)	38,208,770	5.56%	17	55,054,336
Total	$687,603,770	100.00%	16	$779,599,955

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2015
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	Amount outstanding	days to maturity	of collateral held
Merrill Lynch	$99,770,000	17.55%	30	$154,005,234
Wells Fargo Securities	32,192,000	5.66%	10	53,711,547
Other North America	291,806,000	51.34%	25	315,040,818
Asia (1)	88,565,000	15.58%	16	97,970,226
Europe (1)	56,099,457	9.87%	46	76,656,547
Total	$568,432,457	100.00%	26	$697,384,372

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

Secured Loans

On February 24, 2015, our wholly owned captive insurance subsidiary, FOI, became a member of the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI is prohibited from taking new advances or renew existing maturing advances during this one-year transition period. At June 30, 2016, FOI had repaid all secured FHLBI advances and replaced them with repurchase agreements.

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
June 30, 2016 (unaudited)

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Futures	-	-	(7,954,588)	4,792,000,000
Total	$-	-	$(7,954,588)	4,792,000,000

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Futures	2,558,350	5,945,000,000	-	-
Total	$2,558,350	5,945,000,000	$-	-

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements with each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, is replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company has pledged financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 9 for the amounts of restricted cash outstanding.

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
June 30, 2016 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

As of June 30, 2016 the Company did not have assets subject to Master Agreements or similar agreements.

	December 31, 2015
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Futures	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350
Total	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350

	June 30, 2016
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	Of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(687,603,770)	$-	$(687,603,770)	$-	$-	$(687,603,770)
Futures	(7,954,588)	-	(7,954,588)	-	7,954,588	-
Total	$(695,558,358)	$-	$(695,558,358)	$-	$7,954,588	$(687,603,770)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2015
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(518,735,457)	$-	$(518,735,457)	$-	$-	$(518,735,457)
FHLB Advances	(49,697,000)	-	(49,697,000)	-	-	(49,697,000)
Total	$(568,432,457)	$-	$(568,432,457)	$-	$-	$(568,432,457)

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30, 2016
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Futures	(761,362)	(2,050,538)	(2,811,900)
Total	$(761,362)	$(2,050,538)	$(2,811,900)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Three Months Ended June 30, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	Appreciation (depreciation)	Total

Interest rate:
Interest rate swaps (1)	$(900,671)	$776,847	$(123,824)
Futures	(316,721)	125,185	(191,536)
Total	$(1,217,392)	$902,032	$(315,360)

(1) In the three month period ended June 30, 2015 net swap interest expense totaled $719,443 comprised of $900,215 in interest expense paid (included in realized gain (loss)) and $180,772 in accrued interest income (included in unrealized appreciation (depreciation)).

	Six Months Ended June 30, 2016
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Futures	(2,346,903)	(10,512,938)	(12,859,841)
Total	$(2,346,903)	$(10,512,938)	$(12,859,841)

	Six Months Ended June 30, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps (1)	$(1,421,593)	$(1,095,827)	$(2,517,420)
Swaptions	(84,000)	62,450	(21,550)
Futures	(2,542,285)	184,371	(2,357,914)
Total	$(4,047,878)	$(849,006)	$(4,896,884)

(1) In the six month period ended June 30, 2015, net swap interest expense totaled $1,433,547 comprised of $1,421,156 in interest expense paid (included in realized gain (loss)) and $12,391 in accrued interest expense (included in unrealized appreciation (depreciation)).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 12 - MSRs

During the six months ended June 30, 2016, the Company retained the servicing rights associated with an aggregate principal balance of $477,514,431 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. As a result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with these trusts are recorded on the Company’s condensed consolidated balance sheet at June 30, 2016. In addition, the Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4 Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are also recorded on the Company’s condensed consolidated balance sheet at June 30, 2016.

The following table presents the Company’s MSR activity as of June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Balance at beginning of period	$4,268,673	$-
MSRs retained from sales to securitizations	355,196	4,940,630
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(938,804)	(217,663)
Other changes to fair value (1)	(455,128)	(454,294)
Balance at end of period	$3,229,937	$4,268,673

Loans associated with MSRs (2)	$477,514,431	$472,886,810
MSR values as percent of loans (3)	0.68%	0.90%

(1)	Amounts represent changes due to realization of expected cash flows

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at June 30, 2016 and December 31, 2015, respectively

(3)	Amounts represent the carrying value of MSRs at June 30, 2016 and December 31, 2015, respectively divided by the outstanding balance of the loans associated with these MSRs

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 12 - MSRs (Continued)

The following table presents the components of servicing income recorded on the Company’s statements of operations for the three and six months ended June 30, 2016, and June 30, 2015:

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Servicing income, net	$243,875	$56,538
Income from MSRs, net	$243,875	$56,538

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Servicing income, net	$467,553	$56,538
Income from MSRs, net	$467,553	$56,538

NOTE 13 – FINANCIAL INSTRUMENTS

GAAP defines fair value and provides a consistent framework for measuring fair value under GAAP. ASC 820 “Fair Value Measurement” expands fair value financial statement disclosure requirements. ASC 820 does not require any new fair value measurements and only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of June 30, 2016 and December 31, 2015:

	Quoted prices in	Significant
	active markets	Other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	June 30, 2016
Assets:
Residential mortgage-backed securities (a)	$-	$754,352,044	$-	$754,352,044
Residential mortgage loans	-	12,909,597	-	12,909,597
Multi-Family mortgage loans held in securitization trusts	-	1,305,586,768	-	1,305,586,768
Residential mortgage loans held in securitization trusts	-	174,269,940	-	174,269,940
Mortgage servicing rights	-	-	3,229,937	3,229,937
FHLB stock	11,300	-	-	11,300
Total	$11,300	$2,247,118,349	$3,229,937	$2,250,359,586

Liabilities:
Multi-family securitized debt obligations	$-	$(1,288,578,921)	$-	$(1,288,578,921)
Residential securitized debt obligations	-	(159,799,323)	-	(159,799,323)
Futures	(7,954,588)	-	-	(7,954,588)
Total	$(7,954,588)	$(1,448,378,244)	$-	$(1,456,332,832)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

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

For the six months ended June 30, 2016 and year ended December 31, 2015, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of June 30, 2016 and December 31, 2015, the Company had $3,229,937 and $4,268,673, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at June 30, 2016 and December 31, 2015:

As of June 30, 2016
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.6 - 29.2%	18.2%
	Discount rate	12.0%	12.0%

As of December 31, 2015
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	6.5 - 28.6%	13.3%
	Discount rate	12.0%	12.0%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

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

For the three months ended June 30, 2016, the Company incurred management fees of $626,738 (2015: $698,629), included in Management Fee in the condensed consolidated statement of operations, of which $208,000 (2015: $470,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the six months ended June 30, 2016, the Company incurred management fees of $1,249,961 (2015: $1,416,404), included in Management Fee in the condensed consolidated statement of operations, of which $208,000 (2015: $470,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

For the three months ended June 30, 2016, the Company incurred reimbursable expenses of $1,184,243 (2015: $1,055,075), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $478,187 (2015: $685,000) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the six months ended June 30, 2016, the Company incurred reimbursable expenses of $2,389,054 (2015: 2,106,642), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $478,188 (2015: $685,000) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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
June 30, 2016 (unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually after the Company’s Annual General Meeting vesting in full one year later. As of the closing of the Company’s initial public offering (the “IPO”), the Company’s board of directors granted to each of the then three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50. On March 27, 2014, the 4,500 shares of restricted stock granted to the independent directors fully vested. On August 19, 2014, the Company’s board of directors granted each of the then three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which are now fully vested having vested in full one year after the Company’s 2014 Annual General Meeting. The grant date fair value of these restricted shares was $50,715 based on the closing price of the Company’s common stock on August 19, 2014 of $11.27. On May 22, 2015, the Company’s board of directors granted each of the then four independent directors 1,500 shares of restricted common stock (6,000 shares in total), each of which are now fully vested having vested in full one year after the Company’s 2015 Annual General Meeting. The grant date fair value of these restricted shares was $60,420 based on the closing price of the Company’s common stock on May 22, 2015 of $10.07

As of the closing of the IPO on March 27, 2013, the Company’s board of directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vested on each of the first, second and third anniversaries of the grant date and are therefore, as at March 31, 2016, fully vested. The Company accounts for the restricted common stock shares based on their aggregate fair value at the measurement dates and as this value subsequently changes, a cumulative adjustment is made in the current period for prior compensation cost expenses recorded to date. On March 27, 2016, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $49,875.

For the three and six months ended June 30, 2016, the Company recognized compensation expense related to restricted common stock of $8,416 and $25,554.

NOTE 15 – STOCKHOLDERS’ EQUITY

Ownership and Warrants

As a result of the May 2012 and March 2013 private offerings of common stock to XL Investments Ltd, an indirectly wholly owned subsidiary of XL Group Ltd, owns a significant minority investment in the Company. Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and entitle XL Investments Ltd, commencing on July 25, 2013 (120 days following the closing of the Company’s IPO) to purchase an aggregate of 3,125,000 shares of the Company’s common stock at a per share exercise price equal to 105% of the $15.00 IPO price, or $15.75. XL Global, Inc., a subsidiary of XL Group Ltd, holds a minority stake in the Manager.

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,597,894 and 14,656,394 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively.

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
June 30, 2016 (unaudited)

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

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through June 30, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.06. At June 30, 2016, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

No share repurchases were made during the three months ended June 30, 2016.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both June 30, 2016 and December 31, 2015. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

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
June 30, 2016 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

On May 27, 2014, the Company closed an offering of 690,000 additional shares of Series A Preferred Stock, including the concurrent exercise of the underwriters’ overallotment option. The net proceeds to the Company from this issuance were $16,325,373.

Distributions to stockholders

For the 2016 taxable year to date, the Company has declared dividends to common stockholders totaling $5,257,642, or $0.36 per share. The following table presents cash dividends declared by the Company on its common stock for the six months ended June 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2015	January 15, 2016	January 28, 2016	$878,274	$0.60000
December 16, 2015	February 16, 2016	February 26, 2016	$875,874	$0.60000
December 16, 2015	March 15, 2016	March 28, 2016	$875,873	$0.60000
March 18, 2016	April 15, 2016	April 27, 2016	$875,874	$0.60000
March 18, 2016	May 16, 2016	May 27, 2016	$875,873	$0.60000
March 18, 2016	June 15, 2016	June 27, 2016	$875,874	$0.60000

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the six months ended June 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2015	January 15, 2016	January 28, 2016	$293,503	$0.18230
December 16, 2015	February 16, 2016	February 26, 2016	$293,503	$0.18230
December 16, 2015	March 16, 2016	March 28, 2016	$293,503	$0.18230
March 18, 2016	April 15, 2016	April 27, 2016	$293,503	$0.18230
March 18, 2016	May 16, 2016	May 27, 2016	$293,503	$0.18230
March 18, 2016	June 15, 2016	June 27, 2016	$293,503	$0.18230

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Net income (loss)		$(4,076,277)		$3,801,048

Less dividends paid:
Common stock	$2,627,621		$5,520,281
Unvested share-based	870,726
payment awards	-		870,726
		3,498,347		6,391,007
Undistributed earnings		$(7,574,624)		$(2,589,959)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.18	$0.18	$0.38	$0.38
Undistributed earnings (deficit)	(0.52)	(0.52)	(0.18)	(0.18)
Total	$(0.34)	$(0.34)	$0.20	$0.20

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 16 – EARNINGS PER SHARE (continued)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Net income (loss)		$(21,023,891)		$(1,329,278)

Less dividends paid:
Common stock	$5,257,642		$11,039,813
Unvested share-based	1,751,235
payment awards	-		1,751,235
		7,008,877		12,791,048
Undistributed earnings		$(28,032,768)		$(14,120,326)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.36	$0.36	$0.75	$0.75
Undistributed earnings (deficit)	(1.92)	(1.92)	(0.96)	(0.96)
Total	$(1.56)	$(1.56)	$(0.21)	$(0.21)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 18 – INCOME TAXES (continued)

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of June 30, 2016	As of December 31, 2015
	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(21,024)	450
GAAP net loss (income) from REIT operations	19,457	(1,826)
GAAP net income (loss) of taxable subsidiary	(1,567)	(1,376)
Capitalized transaction fees	(41)	(41)
Unrealized gain (loss)	1,909	2,041
Tax income of taxable subsidiary before utilization of net operating losses	301	624
Utilizations of net operating losses	(301)	(624)
Net tax income of taxable subsidiaries	-	-

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Accumulated net operating losses of TRS	862	1,058
Unrealized gain (loss)	106	(618)
Capitalized transaction costs	195	210
AMT Credit	9	9
Deferred tax asset	1,172	659
Valuation allowance	(1,172)	(659)
Net non-current deferred tax asset (liability)	-	-

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at June 30, 2016, and December 31, 2015. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $0.5 million as a result of the corresponding increase in the deferred tax asset. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At June 30, 2016, the TRS had net operating loss carryforwards for federal income tax purposes of $2.3 million, which are available to offset future taxable income and begin expiring in 2034.

As of June 30, 2016, the Company is not aware of any uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2013, 2014 and 2015. The Company has potential nexus in several states in which it did not file a 2015 tax return. The exposure would be immaterial due to the Company being in a Net Operating Loss (NOL) position. The losses incurred in 2015 would be sufficient to offset any taxable income in 2016. For state tax purposes the Company is in the process of determining filing requirements, but anticipates materially all prior losses to be recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We are a Maryland corporation that, together with our subsidiaries, is focused on investing on a leveraged basis in mortgage-backed securities, or MBS, and other real estate-related assets. From our IPO in March 2013 until the second quarter of 2015, we implemented a strategy of transitioning to an operating company focused on credit while maintaining a relative value investment approach across the whole residential mortgage market. Beginning in the second half of 2015, we have made and continue to make what we believe to be necessary and appropriate adjustments to our investment strategy which we present below.

Increased bank capital and liquidity constraints have adversely affected the willingness of broker-dealers and banks to issue, hold or finance private-label MBS. In turn, this has negatively impacted the market for cost-effective issuance of debt backed by prime jumbo mortgage loans, particularly since the middle of 2015. This environment has also limited the attractiveness of retaining in our investment portfolio the subordinated tranches of securitizations that we sponsor, especially when financing these with short term repo. In the absence of a profitable exit strategy either for the sale or securitization of these loans, and without a secure long-term source of financing with which to retain them on the balance sheet, due primarily to the FHFA’s Final Rule, the risk-return profile of the loan aggregation business is unattractive. Additionally, a combination of heightened capital charges and other regulatory restrictions continue (and in our view will continue for the foreseeable future) to impact the extent and cost of available financing from a number of traditional repo counterparties, especially for securitized credit. Consequently, we believe that a credit-focused, leveraged investment strategy has become both less attractive, and more risky, than in the past.

For many of the same reasons, market conditions for the aggregation and securitization of residential mortgage loans have also become less attractive, and we have determined to adjust our prime jumbo mortgage business accordingly. As of August 1, 2016, we no longer aggregate prime jumbo mortgage loans and will effect securitizations off of our proprietary platform only on an opportunistic basis. We do not intend to maintain warehouse financing to acquire prime jumbo loans, but will maintain the ability of our taxable REIT subsidiary, FOAC, to concurrently buy and sell loans and otherwise sponsor securitizations. We currently estimate that through the reduction of personnel and other overhead expenses associated with our current prime jumbo business, over the next six to 12 months we can generate annual cost savings of $2 million. We also intend to review opportunities to reallocate capital into complimentary business sectors with positive fundamentals that do not rely on short-term repo financing. We are also continuing to review all aspects of our current and projected business infrastructure to identify opportunities for additional cost savings.

Our objective is to provide attractive cash flow returns over time to our investors, while implementing our strategy. To achieve these objectives, we currently invest in the following assets:

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest of the securities;
•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS;
•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government sponsored entity; and
•	Residential mortgage loans and other mortgage-related investments, including mortgage servicing rights, or MSRs.

We currently finance our investments in Agency RMBS, Multi-Family MBS, Non-Agency RMBS and residential mortgage loans primarily through short-term borrowings structured as repurchase agreements. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding and hedging these investments.

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

Second Quarter 2016 and Subsequent Events Summary

•	We reported an economic loss on common equity of 0.7%, comprised of a $0.24 decrease in net book value per share that more than offset a $0.18 dividend per common share.
•	We further reduced our Non-Agency RMBS exposure from $84.4 million at March 31, 2016 to $57.4 million at June 30, 2016; at December 31, 2014, our Non-Agency RMBS exposure was $303.4 million.
•	On April 25, 2016, we effected a re-securitization of certain first loss Multi-Family MBS securities backed by Freddie Mac K Certificates with a certificate principal balance of $32.1 million, permitting the repayment of all related repurchase agreement financing. Additionally, on April 21, 2016, we sold first loss securities from another Freddie Mac K Series transaction with a certificate principal balance of $79.7 million, plus related interest-only securities, permitting the repayment of all related repurchase agreement financing. In both cases, we purchased first-loss securities issued by the re-securitization transactions, or the Re-REMIC transactions, while the more senior-ranking securities were sold to institutional investors, thereby effectively “locking-in” term financing for a portion of the risk previously held on our balance sheet. Accordingly, our Multi-Family MBS exposure was reduced from $173.8 million at March 31, 2016 to $107.6 million at June 30, 2016.
•

The economic impact of the Re-REMIC transactions was the primary driver of the decline in our book value during the second quarter, and absent the transactions, we estimate that net book value per share would have increased by approximately 1.4% relative to the end of the first quarter of 2016. By term financing these two positions, we have traded a one-time reduction in book value for a more stable future income stream, and by replacing short-term repo financing, simultaneously reduced exposure to potential future margin calls.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. To date, FOAC has aggregated mortgage loans primarily for sale into securitization transactions, with the expectation that we would purchase the subordinated tranches issued by the related securitization trusts, and that these will represent high quality credit investments for our portfolio. Residential mortgage loans for which FOAC owns the MSRs are directly serviced by one or more licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

While we will continue to maintain our proprietary securitization platform, and thus our ability to opportunistically effect securitizations, we have (as noted earlier) determined to cease the aggregation of prime jumbo loans for the foreseeable future. FOAC currently has $25 million of warehouse financing available to it through October 2016, but thereafter, we do not intend to maintain warehouse financing to acquire prime jumbo loans. We currently estimate that through the reduction of personnel and other overhead expenses associated with our current prime jumbo business, we can generate annual cost savings of $2 million over the next 6 to twelve months. We do not expect the projected changes to our mortgage loan business strategy to impact the existing MSRs that we own, or the securitizations we have sponsored to date.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

As of June 30, 2016, we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights. While the Re-REMIC transactions described earlier have reduced our maximum exposure to loss from the two Multi-Family MBS trusts, we have determined that we remain the primary beneficiary of both trusts due to our ownership of first-loss tranches and related control rights under the Re-REMIC transactions.

We have elected the fair value option on the assets and liabilities held within each of the three trusts. We have also adopted early (see Note 2 to our Notes to our Condensed Consolidated Financial Statements at and for the periods ended June 30, 2016) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at June 30, 2016 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $31.6 million as of June 30, 2016 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of June 30, 2016, we had $2,302,685,932 of total assets on a GAAP basis, as compared to $2,498,366,661 as of December 31, 2015. A reconciliation of our net investment in the trusts with our condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 follows:

	June 30, 2016	December 31, 2015
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,310,347,394	$1,455,155,339
Multi-family securitized debt obligations (2)	$1,293,320,974	$1,369,124,789
Net investment amount of Multi-Family MBS held by us	$17,026,420	$86,030,550
Residential mortgage loans held in securitization trusts, at fair value (1)	$174,836,711	$413,327,217
Residential securitized debt obligations (2)	$160,213,774	$381,791,476
Net investment amount of residential mortgage loan trusts held by us	$14,622,937	$31,535,741

(1)	Includes related receivables
(2)	Includes related payables

Five Oaks Insurance

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. At December 31, 2015, FOI had $49.7 million of secured FHLBI advances which as of March 15, 2016, had been fully repaid and replaced with repurchase agreements. On February 22, 2016 we initiated the redemption of FOI’s FHLBI stock which had a stated value of $2,403,000, and to date we have received substantially all of the redemption proceeds from FHLBI. On July 19, 2016, we received confirmation from the State of Michigan Department of Insurance and Financial Services that FOI’s order for voluntary dissolution had been approved. The termination of our membership effectively forecloses our ability to acquire prime jumbo mortgage loans and hold them for investment purposes rather than for sale or securitization.

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

Having raised its target range for the federal funds rate to ¼ to ½ percent in December 2015, the Federal Reserve also indicated that it would likely contemplate additional rate increases in 2016 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. At further meetings on April 27, 2016, June 15, 2016 and July 27, 2016, the Federal Reserve decided against any additional rate increases, while stating that it would continue to reinvest principal payments from agency debt and agency mortgage-backed securities in mortgage-backed securities until policy normalization of the level of the federal funds rate was well under way. There remains considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates, based on renewed economic uncertainty in the US and globally, and this has contributed to persistent market volatility. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Although credit markets generally exhibited less volatility during the second quarter of 2016 than they had during the first quarter, the largely unexpected result of the UK referendum to exit the EU triggered a renewed bout of market uncertainty. We expect that volatile market conditions combined with decreased liquidity across many credit markets may continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as the risk and return profiles of our business continue to change.

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

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Given very challenging conditions for the issuance of common and preferred stock, our primary sources of liquidity are net cash provided by operating activities, cash from repurchase agreements, including our warehouse facility, and other financing arrangements. We previously noted a tightening trend in the balance sheet capacity of repurchase agreement counterparties due to a combination of higher capital requirements such as the Basel III capital reforms, other regulatory restrictions, enhanced risk management and generally lower risk appetite among many financial institutions. Consequently, we have observed a reduced willingness of certain financial institutions to commit capital to support the trading of fixed income securities, and in turn, a consequent reduction in certain cases in the availability of financing for certain credit-sensitive MBS. Given the previously referenced FHFA Final Rule regarding the non-availability of FHLB financing going forward, we anticipate our primary sources of financing in 2016 will be repurchase agreements and other similar financing arrangements. However, transactions such as the re-securitization of certain Multi-Family MBS securities that we concluded in April 2016 have allowed us to reduce the amount of our repurchase agreement financing.

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

Changes in market value of our assets.    Other than our residential mortgage loans, as discussed below, it is our business strategy to hold our target assets as long-term investments. As such, our investment securities (with the exception of Non-Agency RMBS IOs) are carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "-Critical Accounting Policies" for further details. The primary exception to this accounting policy relates to residential mortgage loans, which we intend to sell, either into a securitization transaction, or into the secondary market. We have elected the fair value option for mortgage loan assets, as well as Non-Agency RMBS IOs, and as such, changes in the market value of these assets will directly impact our earnings. In addition, to the extent that as a result of our purchase of subordinated securities issued by Multi-Family MBS and residential mortgage loan securitization trusts, we determine that we are the primary beneficiary of these trusts and accordingly consolidate their assets and liabilities; we have elected the fair value option in respect of these trusts. As such, changes in the market values of the consolidated trusts will also directly impact our earnings.

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

Investment Portfolio

On a GAAP basis, we had increased our overall investments in MBS from $468.5 million as of March 31, 2016 to $754.4 million as of June 30, 2016. Within this total, on a quarter-over-quarter basis we had increased our Agency RMBS from $324.8 million to $619.8 million, decreased our Non-Agency RMBS from $57.4 million to $43.9 million and increased our Multi-Family MBS from $86.3 million to $90.6 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments increased from $583.1 million as of March 31, 2016 to $784.8 million as of June 30, 2016. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a quarter-over-quarter basis we had increased our Agency RMBS from $324.8 million to $619.8 million, decreased our Non-Agency RMBS from $84.4 million to $57.4 million and decreased our Multi-Family MBS from $173.8 million to $107.6 million. On a GAAP and non-GAAP basis, our investment in residential mortgage loans remained essentially unchanged, $12.8 million and $12.9 million at March 31, 2016, and June 30, 2016, respectively.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of June 30, 2016 and December 31, 2015 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

June 30, 2016

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,524	$37	$-	$1,561	$18	$1,579	2.50%	1.89%
30 year fixed-rate	12,383	733	-	13,116	34	13,150	3.50%	2.65%
Hybrid RMBS	584,052	11,006	-	595,058	10,029	605,087	2.51%	2.16%
Total Agency RMBS	597,959	11,776	-	609,735	10,081	619,816	2.53%	2.17%

Non-Agency RMBS	56,626	(12,450)	(3,747)	40,430	(3,831)	36,599	1.41%	5.62%
Non-Agency MBS IO, fair value option	629,654	-	-	14,712	(7,376)	7,336	0.33%	13.97%
Total Non-Agency RMBS	686,280	(12,450)	(3,747)	55,142	(11,207)	43,935	0.42%	7.85%

Multi-Family MBS	19,238	(35)	-	19,203	716	19,919	5.35%	5.39%
Multi-Family MBS PO	100,908	(28,670)	-	72,238	(1,555)	70,683	0.00%	6.77%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS,	120,146	(28,705)	-	91,441	(839)	90,602	0.86%	6.48%

Residential Mortgage Loans	12,533	-	-	12,641	268	12,909	4.10%	4.06%

Total/Weighted Average (GAAP)	$1,416,918	$(29,379)	$(3,747)	$768,959	$(1,697)	$767,262	1.38%	3.12%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-

Non-Agency RMBS	12,740	(1,674)	-	11,066	99	11,165	3.76%	4.32%
Non-Agency MBS IO, fair value option	205,037	-	-	7,805	(5,510)	2,295	0.40%	10.57%
Total Non-Agency RMBS	217,777	(1,674)	-	18,871	(5,411)	13,460	0.60%	6.91%

Multi-Family MBS	8,197	(2,690)	-	5,507	277	5,784	2.70%	4.01%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	21,940	-	-	10,483	759	11,242	0.00%	0.00%
Total Multi-Family MBS,	30,137	(2,690)	-	15,990	1,036	17,026	0.73%	1.38%

Residential Mortgage Loans	-	-	-	-	-	-	-	-

Total/Weighted Average (GAAP)	$247,914	$(4,364)	$-	$34,861	$(4,375)	$30,486	0.61%	4.37%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,524	$37	$-	$1,561	$18	$1,579	2.50%	1.89%
30 year fixed-rate	12,383	733	-	13,116	34	13,150	3.50%	2.65%
Hybrid RMBS	584,052	11,006	-	595,058	10,029	605,087	2.51%	2.16%
Total Agency RMBS	597,959	11,776	-	609,735	10,081	619,816	2.53%	2.17%

Non-Agency RMBS	69,366	(14,124)	(3,747)	51,496	(3,732)	47,764	1.84%	5.34%
Non-Agency MBS IO, fair value option	834,691	-	-	22,517	(12,886)	9,631	0.35%	12.79%
Total Non-Agency RMBS	904,057	(14,124)	(3,747)	74,013	(16,618)	57,395	0.46%	7.61%

Multi-Family MBS	27,435	(2,725)	-	24,710	993	25,703	4.56%	5.08%
Multi-Family MBS PO	100,908	(28,670)	-	72,238	(1,555)	70,683	0.00%	6.77%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	21,940	-	-	10,483	759	11,242	0.00%	0.00%
Total Multi-Family MBS,	150,283	(31,395)	-	107,431	197	107,628	0.83%	5.72%

Residential Mortgage Loans	12,533	-	-	12,641	268	12,909	4.10%	4.06%

Total/Weighted Average (GAAP)	$1,664,832	$(33,743)	$(3,747)	$803,820	$(6,072)	$797,748	1.27%	3.17%

___________________________

(1) Weighted average coupon is presented net of servicing and other fees.

(2) Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2015

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,750	$43	$-	$1,793	$(26)	$1,767	2.50%	1.90%
30 year fixed-rate	13,066	772	-	13,838	(329)	13,509	3.50%	2.65%
Hybrid RMBS	355,579	3,002	-	358,581	1,477	360,058	2.41%	2.38%
Total Agency RMBS	370,395	3,817	-	374,212	1,122	375,334	2.45%	2.39%

Non-Agency RMBS	116,955	(22,021)	(8,892)	86,042	(709)	85,333	1.37%	5.23%
Non-Agency MBS IO, fair value option	428,230	-	-	7,816	(1,042)	6,774	0.38%	9.33%
Total Non-Agency RMBS	545,185	(22,021)	(8,892)	93,858	(1,751)	92,107	0.59%	5.57%

Multi-Family MBS	19,303	(38)	-	19,265	(117)	19,148	5.35%	5.39%
Multi-Family MBS PO	119,527	(33,212)	-	86,315	(1,437)	84,878	0.00%	6.69%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS,	138,830	(33,250)	-	105,580	(1,554)	104,026	0.74%	6.45%

Residential Mortgage Loans	10,651	-	-	10,768	133	10,901	4.21%	4.21%

Total/Weighted Average (GAAP)	$1,065,061	$(51,454)	$(8,892)	$584,418	$(2,050)	$582,368	1.29%	3.67%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-

Non-Agency RMBS	27,206	(5,278)	-	21,928	124	22,052	3.90%	5.77%
Non-Agency MBS IO, fair value option	550,961	-	-	14,702	(7,386)	7,316	0.32%	7.67%
Total Non-Agency RMBS	578,167	(5,278)	-	36,630	(7,262)	29,368	0.49%	6.53%

Multi-Family MBS	32,103	(9,159)	-	22,944	2,739	25,683	2.67%	21.71%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS IO, fair value option	957,049	-	-	7,845	(1,036)	6,809	0.00%	19.10%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,867	53,538	0.00%	3.43%
Total Multi-Family MBS,	1,068,898	(9,159)	-	78,460	7,570	86,030	0.08%	10.34%

Residential Mortgage Loans	-	-	-	-	-	-	-	-

Total/Weighted Average (GAAP)	$1,647,065	$(14,437)	$-	$115,090	$308	$115,398	0.22%	9.13%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,750	$43	$-	$1,793	$(26)	$1,767	2.50%	1.90%
30 year fixed-rate	13,066	772	-	13,838	(329)	13,509	3.50%	2.65%
Hybrid RMBS	355,579	3,002	-	358,581	1,477	360,058	2.41%	2.38%
Total Agency RMBS	370,395	3,817	-	374,212	1,122	375,334	2.45%	2.39%

Non-Agency RMBS	144,161	(27,299)	(8,892)	107,970	(585)	107,385	1.85%	5.34%
Non-Agency MBS IO, fair value option	979,191	-	-	22,518	(8,428)	14,090	0.35%	8.25%
Total Non-Agency RMBS	1,123,352	(27,299)	(8,892)	130,488	(9,013)	121,475	0.54%	5.84%

Multi-Family MBS	51,406	(9,197)	-	42,209	2,622	44,831	3.68%	14.26%
Multi-Family MBS PO	119,527	(33,212)	-	86,315	(1,437)	84,878	0.00%	6.69%
Multi-Family MBS IO, fair value option	957,049	-	-	7,845	(1,036)	6,809	0.18%	19.10%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,867	53,538	0.00%	3.43%
Total Multi-Family MBS,	1,207,728	(42,409)	-	184,040	6,016	190,056	0.30%	8.11%

Residential Mortgage Loans	10,651	-	-	10,768	133	10,901	4.21%	4.21%

Total/Weighted Average (GAAP)	$2,712,126	$(65,891)	$(8,892)	$699,508	$(1,742)	$697,766	0.71%	4.57%

___________________________

(1) Weighted average coupon is presented net of servicing and other fees.

(2) Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at June 30, 2016 do not include our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the three trusts is $31.6 million as of June 30, 2016. We therefore have also presented certain information that includes our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016 Fair Value	December 31, 2015 Fair Value
Less than one year	$398,200	$-
Greater than one year and less than five years	642,613,425	251,607,684
Greater than or equal to five years	141,827,701	435,256,830
Total	$784,839,326	$686,864,514

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2016, we had entered into repurchase agreements totaling $677.2 million, on a GAAP and non-GAAP basis, compared to $460.2 million at March 31, 2016. The increase was a result of the increase in the size of our investment portfolio during the three months ended June 30, 2016.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2016 to June 30, 2016 on a GAAP and non-GAAP basis:

Period ended June 30, 2016	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to June 30,2016	$509,106,082	677,197,000	677,197,000

While as of June 30, 2016, we retained one warehouse facility with an aggregate borrowing limit of $150 million structured as a repurchase agreement, on July 21, 2016, we extended this facility with a reduced limit of $25 million until October 1, 2016. This agreement is secured by our prime jumbo mortgage loans and bears interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2016, we had borrowings totaling $10.4 million on a GAAP and non-GAAP basis under this agreement.  As addressed under “Overview” above, we will for the foreseeable future no longer aggregate prime jumbo mortgage loans, and do not intend to maintain financing capacity to do so. .

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for Mortgage loans held-for-sale for the period from January 1, 2016 to June 30, 2016 on both a GAAP and non-GAAP basis:

Period ended June 30 ,2016	Repurchase Agreements for Mortgage loans held-for-sale
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to June 30,2016	$11,473,860	10,406,770	16,250,254

On February 24, 2015, our wholly owned captive insurance subsidiary, Five Oaks Insurance, LLC, or FOI, became a member of the Federal Home Loan Bank of Indianapolis, or the FHLBI. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. By March 15, 2016, FOI had repaid all FHLBI advances and replaced them with repurchase agreements.

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

Interest rate hedging may continue to fail to protect or could adversely affect us because, among other things:

•	our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity; and
•	changes to our investment or risk management strategy may cause us to reduce the amount of our interest rate hedges at times of greater market volatility, which may in turn cause us to realize losses on such hedges

The following tables summarize our hedging activity as of June 30, 2016:

June 30, 2016

Expiration Year	Contracts	Notional		Fair Value
Eurodollar Futures Contracts (Short Positions)
2016	763	$763,000,000		$(401,813)
2017	1,768	1,768,000,000		(2,317,500)
2018	1,547	1,547,000,000		(3,133,313)
2019	599	599,000,000		(1,726,537)
2020	115	115,000,000		(375,425)
Total	4,792	$4,792,000,000	(1)	$(7,954,588)

(1) The $4,792,000,000 total notional amount of Eurodollar futures contracts as of June 30, 2016 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between September 2016 and December 2020. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $565,000,000 as of June 30, 2016.

Stockholders’ Equity and Book Value Per Share

As of June 30, 2016, our stockholders’ equity was $152.2 million comprised of $37.2 million of preferred equity and $115.0 million of common equity, and our book value per common share was $7.88 on a basic and fully diluted basis. Our stockholders’ equity decreased by $3.5 million compared to our stockholders’ equity as of March 31, 2016, while book value per common share declined by 3.0% from the previous quarter-end amount of $8.12.  Unrealized gains and losses on AFS securities (except those related to Non-Agency RMBS IOs) are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations as a component of other comprehensive income, or OCI. The decline in stockholders’ equity and book value per share was due principally to the economic impact of the two Re-REMIC transactions completed during the second quarter.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Condensed Consolidated Financial Statements” beginning on page 6 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2016:

June 30, 2016

Non-GAAP Basis
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans(2)	Unrestricted Cash(3)	Total
Market Value	$619,814,935	$107,627,795	$57,396,596	$17,301,609	$25,536,658	$827,677,593
Repurchase Agreements	(586,566,000)	(52,680,000)	(37,951,000)	(10,406,770)	-	(687,603,770)
Hedges	(5,175,168)	(2,779,420)	-	-	-	(7,954,588)
Other(4)	5,096,427	109,721	281,706	84,955	53,011	5,625,820
Restricted Cash	10,232,984	3,434,887	786,337	-	-	14,454,208
Equity Allocated	$43,403,178	$55,712,983	$20,513,639	$6,979,794	$25,589,669	$152,199,263
% Equity	28.5%	36.6%	13.5%	4.6%	16.8%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.
2.	Includes MSRs with a fair value of $4,392,012
3.	Includes cash and cash equivalents.
4.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of June 30, 2016, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of these consolidated securitization trusts, due both to amortization of the loans underlying the trusts, as well as the de-consolidation of the JPMMT 2014-OAK4 trust during the quarter. Our results of operations were also negatively affected by the continuation of our defensive investment strategy. The continued reduction in our Non-Agency RMBS investments and the completion of the two Multi-Family MBS Re-REMIC transactions both served to reduce our net interest income for the three and six months ended June 30, 2016. Additionally, by the end of the period we had not fully redeployed the capital released by those transactions. The one-time impact of the Re-REMIC transactions is reflected in the reduction in unrealized gains on Multi-family loans held in securitization trusts and exceeded the realized gains associated with selling securities into the new Re-REMIC trusts. These non-recurring items effectively represent the costs of terming out our funding for the two investments.

The table below presents certain information from our Statement of Operations for the three and six months ended June 30, 2016 and June 30, 2015, respectively:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues:
Interest income:
Available-for-sale securities	$5,331,794	$6,753,580	$10,230,832	$13,559,539
Mortgage loans held-for-sale	167,070	585,566	289,307	1,291,027
Multi-family loans held in securitization trusts	14,692,902	17,249,728	30,130,706	34,885,204
Residential loans held in securitization trusts	3,408,847	5,039,380	7,561,253	10,931,159
Cash and cash equivalents	8,945	4,236	14,655	8,577
Interest expense:
Repurchase agreements - available-for-sale securities	(1,338,815)	(1,789,532)	(2,828,228)	(3,502,300)
Repurchase agreements - mortgage loans held-for-sale	(94,084)	(392,394)	(170,284)	(828,987)
Multi-family securitized debt obligations	(13,814,743)	(15,778,322)	(27,927,452)	(31,913,781)
Residential securitized debt obligations	(2,589,846)	(3,102,240)	(5,768,288)	(6,757,709)

Net interest income	5,772,070	8,570,002	11,532,501	17,672,729

Other-than-temporary impairments

Increase in credit reserves	(146,224)	567,205	(167,218)	(1,410,284)
Additional other-than-temporary credit impairment losses	-	-	-	(2,890,939)

Total impairment losses recognized through earnings	(146,224)	567,205	(167,218)	(4,301,223)

Other income:
Realized gain (loss) on sale of investments, net	3,771,148	524,156	(2,612,005)	369,843
Change in unrealized gain (loss) on fair value option securities	(2,239,654)	(232,273)	(2,610,749)	(232,273)
Realized gain (loss) on derivative contracts, net	(761,362)	(1,217,392)	(2,346,903)	(4,047,878)
Unrealized gain (loss) on derivative contracts, net	(2,050,538)	902,032	(10,512,938)	(849,006)
Realized gain (loss) on mortgage loans held-for-sale	69,734	759,059	68,748	1,031,291
Change in unrealized gain (loss) on mortgage loans held-for-sale	(62,002)	(594,542)	135,900	(43,159)
Change in unrealized gain (loss) on mortgage servicing rights, fair value option	(138,447)	(268,311)	(1,038,735)	(268,311)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(8,071,468)	1,803,472	(6,535,151)	3,840,584
Change in unrealized gain (loss) on residential loans held in securitization trusts	3,399,187	(2,975,798)	845,110	(6,332,205)
Mortgage servicing income	243,875	56,538	467,553	56,538
Other income	1,826	26,611	26,808	26,611

Total other income (loss)	(5,837,701)	(1,216,448)	(24,112,362)	(6,447,965)

Expenses:
Management fee	626,738	698,629	1,249,961	1,416,404
General and administrative expenses	1,679,132	1,717,361	3,311,643	3,401,237
Operating expenses reimbursable to Manager	1,184,243	1,055,075	2,389,054	2,106,642
Other operating expenses	350,061	586,298	1,232,267	1,205,541
Compensation expense	24,248	62,348	93,887	122,995

Total expenses	3,864,422	4,119,711	8,276,812	8,252,819

Net income (loss) before provision from income taxes	$(4,076,277)	$3,801,048	$(21,023,891)	$(1,329,278)
(Provision for) benefit from income taxes	$-	$-	$-	$-
Net income (loss)	(4,076,277)	3,801,048	(21,023,891)	(1,329,278)
Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)
Net income (loss) attributable to common stockholders	$(4,947,003)	$2,930,322	$(22,775,126)	$(3,080,513)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(4,947,003)	$2,930,322	$(22,775,126)	$(3,080,513)
Weighted average number of shares of common stock outstanding	14,597,894	14,721,492	14,604,540	14,720,051
Basic and diluted income (loss) per share	$(0.34)	$0.20	$(1.56)	$(0.21)
Dividends declared per share of common stock	$0.18	$0.38	$0.36	$0.75

Net Income Summary

For the six months ended June 30, 2016, our net loss attributable to common stockholders was $22,775,126 or $1.56 basic and diluted net income per average share, compared with a net loss of $3,080,513 or $0.21 basic and diluted net income per share, for the six months ended June 30, 2015.  The principal drivers of this net loss represent components of other income (loss) as discussed below.

For the three months ended June 30, 2016, our net loss attributable to common stockholders was $4,947,003, or $0.34 basic and diluted net income per average share, compared with a net income of $2,930,322, or $0.20 basic and diluted net income per share, for the three months ended June 30, 2015.  The principal drivers of this net loss represent components of other income (loss) as discussed below.

Interest Income and Interest Expense

For the six months ended June 30, 2016 and the six months ended June 30, 2015, our interest income was $48,226,753 and $60,675,506 respectively. Our interest expense was $36,694,252 and $43,002,777, respectively, for the six months ended June 30, 2016 and the six months ended June 30, 2015. The period-over period decrease in interest income and interest expense was primarily a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended June 30, 2016 and the three months ended June 30, 2015, our interest income was $23,609,558 and $29,632,490, respectively. Our interest expense was $17,837,488 and $21,062,488 respectively, for the three months ended June 30, 2016 and the three months ended June 30, 2015.

Net Interest Income

For the six months ended June 30, 2016 and the six months ended June 30, 2015, our net interest income was $11,532,501 and $17,672,729, respectively, with the decrease reflecting the portfolio changes noted above.

For the three months ended June 30, 2016 and the three months ended June 30, 2015, our net interest income was $5,772,070 and $8,570,003, respectively, with the decrease reflecting the portfolio changes noted above.

Other Income (Loss)

For the six months ended June 30, 2016, we incurred a loss of $24,112,362, which primarily reflects the impact of volatile interest rates and investment sales and Re-REMIC transactions effected during the period, in turn generating net realized losses on sales of investments of $2,612,005, net unrealized losses on interest rate hedges of $10,512,938, net realized losses of $2,346,903 on interest rate hedges and net unrealized losses on mortgage servicing rights of $1,038,735. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $6,535,151 and net unrealized losses on fair value option securities of $2,610,749. These losses in aggregate more than offset net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $845,110, net unrealized gain on mortgage loans of $135,900, net realized gain on mortgage loans of $68,748, net mortgage servicing income of $467,553 and net other income of $26,808. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations.

For the six months ended June 30, 2015, we incurred a loss of $6,447,965 which primarily reflects the impact of volatile interest rates during the second quarter, in turn generating net realized losses of $4,047,878 on interest rate hedges, net unrealized losses on interest rate hedges of $849,006, net unrealized loss on mortgage loans of $43,159 and net unrealized loss on mortgage servicing rights of $268,311. Additionally, net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK and CSMC 2014-OAK1Trusts were $6,332,205 and net unrealized losses on fair value option securities were $232,273. These losses in aggregate more than offset net unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $3,840,584, net realized gain on mortgage loans of $1,031,291, net realized gains on sales of investments of $369,843, net mortgage servicing income $56,538 and net other income of $26,611. As noted above, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of OCI and as such are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations.

For the three months ended June 30, 2016, we incurred a loss of $5,837,701, which primarily reflects the net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $8,071,468, net unrealized losses on interest rate hedges of $2,050,538, net realized losses of $761,362 on interest rate hedges, net unrealized losses on fair value option securities of $2,239,654, net unrealized loss on mortgage loans held for sale of $62,002 and net unrealized loss on mortgage servicing rights of $138,447 which more than offset net realized gains on sales of investments of $3,771,148, net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $3,399,187, net realized gain on mortgage loans held for sale of $69,734, net mortgage servicing income of $243,875 and net other income of $1,826,.

For the three months ended June 30, 2015, we incurred a loss of $1,216,448, which primarily reflects the net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $2,975,798 net realized losses of $1,217,392 on interest rate hedges, net unrealized losses on fair value option securities of $232,273, net unrealized loss on mortgage loans held for sale of $594,542 and net unrealized loss on mortgage servicing rights of $268,311 which more than offset net realized gains on sales of investments of $524,156, net unrealized gain on interest rate hedges of $902,032, net unrealized gain on multi-family loans held in the 2011-K13 and 2012- KF01Trusts of $1,803,472, net realized gain on mortgage loans held for sale of $759,059, net mortgage servicing income of $56,538 and net other income of $26,611.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $1,249,961 for the six months ended June 30, 2016 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $7,026,851, of which $2,389,054 was payable to our Manager and $4,637,797 was payable directly by us.

For the six months ended June 30, 2015, we incurred management fees of $1,416,404 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $6,836,415, of which $2,106,642 was payable to our Manager and $4,729,773 was payable directly by us.

For the three months ended June 30, 2016, we incurred management fees of $626,738 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $3,237,684 of which $1,184,243 was payable to our Manager and $2,053,441 was payable directly by us.

For the three months ended June 30, 2015, we incurred management fees of $698,629 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $3,421,082 of which $1,055,075 was payable to our Manager and $2,366,007 was payable directly to us.

Our general and administrative expenses represent the cost of legal, accounting, auditing and consulting services and remained essentially equivalent between both the six month periods ended June 30, 2016 and 2015 at $3,311,643 and $3,401,237, respectively, as well as between the three month periods ended such date at $1,679,132 and $1,717,361, respectively.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and six months ended June 30, 2016, we recognized $146,224 and $167,218, respectively in OTTI losses. For the three and six months ended June 30, 2015, we recognized ($567,205) and $4,301,223, respectively in OTTI losses. The OTTI recognized during the three and six months ended June 30, 2016 reflected an increase in the Company’s credit loss expectations on certain Non-Agency RMBS with a fair value of $12,748,050 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $22,775,126 for the six months ended June 30, 2016, after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 24.15 % on average stockholders' equity of $189,096,531.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the six months ended June 30, 2016, our comprehensive loss attributable to common stockholders was $19,779,612, which included $2,995,514 in total OCI. This represents an annualized loss of 20.99% on average stockholders’ equity.

For the six months ended June 30, 2015, our net loss attributable to common stockholders was $3,080,513 after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 3.27% on average stockholders' equity of $189,728,149. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our condensed consolidated statement of operations, but are instead a component of other comprehensive income, or OCI. For the six months ended June 30, 2015, our comprehensive loss attributable to common stockholders was $2,275,361 which included $805,152 in OCI. This represented and annualized loss of 2.42% on average stockholders’ equity.

For the three months ended June 30, 2016, our net loss attributable to common stockholders was $4,947,003 an annualized loss of 10.50 % on average stockholders' equity of $189,036,811.   For the three months ended June 30, 2016, our comprehensive loss attributable to common stockholders was $850,163, which included $4,096,840 in OCI. This represents an annualized loss of 1.80% on average stockholders’ equity.

For the three months ended June 30, 2015, our net income attributable to common stockholders was $2,930,323 after accounting for preferred stock dividends of $870,726, representing an annualized gain of 6.20 % on average stockholders' equity of $189,674,397. For the three months ended June 30, 2015, our comprehensive loss attributable to common stockholders was $5,255,546 which included $8,185,868 in other comprehensive loss. This represented an annualized loss of 11.11% on average stockholders’ equity.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, and repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. We currently finance Agency and Non-Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Non-Agency and Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2016, we had unrestricted cash and cash equivalents of $25.5 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $16.0 million as of March 31, 2016. The increase in our unrestricted cash and cash equivalents was principally due to the completion of the Re-REMIC transactions.

As of June 30, 2016, net proceeds from repurchase agreements related to available-for-sale securities totaled $677.2 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 0.89%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. Repurchase agreements related to held-for-sale mortgage loans totaling $10.4 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.80 % which we used to finance the acquisition of prime jumbo mortgage loans. After factoring in unrestricted cash and cash equivalents, we generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one and three times when acquiring Multi-Family MBS or New Issue Non-Agency RMBS. As of June 30, 2016, we had an overall debt-to-equity ratio of 4.5:1 on a GAAP and non-GAAP basis, compared to 3.0:1 as of March 31, 2016. The increase is due primarily to the portfolio reallocation in favor of Agency RMBS described earlier. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements, including warehouse facilities. As of June 30, 2016, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 12 of these lenders totaling $677.2 million, on a GAAP and non-GAAP basis.  Additionally, as of June 30, 2016, for our held-for-sale mortgage loans we had one master repurchase agreement with an investment banking firm and had outstanding borrowings thereunder totaling $10.4 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of June 30, 2016, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 50%, and the weighted average haircut was 8.54% as of June 30, 2016. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended June 30, 2016, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of June 30, 2016, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of June 30, 2016, the fair value of these non-recourse liabilities aggregated to $1,448,378,244 and they are excluded from discussion and analysis of our leverage.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2016 to June 30, 2016.

  The following table summarizes our contractual obligations for borrowings under repurchase agreements at June 30, 2016:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	$677,197	677,197	-	-	-
Repurchase agreements related to held-for-sale mortgage loans	$10,407	10,407
Total contractual obligations (1)	$687,604	687,604	-	-	-

(1)	We exclude multi-family securitized debt obligations, residential securitized debt obligations and related interest expense from the contractual obligations disclosed in the table above as this debt is non-recourse to us, is not cross-collateralized and must be satisfied exclusively from the proceeds of the respective multi-family mortgage loans or residential mortgage loans and related assets held in the securitization trusts.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On June 15, 2016, we announced that our board of directors declared monthly cash dividend rates for the third quarter of 2016 of $0.06 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of June 30, 2016 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	June 30, 2016
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	20	9	31
Carrying Value/ Estimated Fair Value	$57,396,595	$107,627,795	$619,814,935
Amortized Cost	$74,014,141	$107,431,894	$609,734,114
Current Par Value	$904,057,709	$150,282,898	$597,958,187
Carrying Value to Current Par	6.35%	71.6%	103.7%
Amortized Cost to Current Par	8.19%	71.5%	102.0%
Net Weighted Average Coupon	0.46%	0.83%	2.53%
3 Month CPR (3)	23.0	NA	8.3

Non-Agency RMBS Characteristics

	June 30, 2016(1)
	Legacy	Prime Jumbo New Issue
Collateral Attributes:
Weighted Average Loan Age (months)	115	23
Weighted Average Original Loan-to-Value	72.8%	67.4%
Weighted Average Original FICO (4)	686	765
Weighted Average Loan Size	370.3	839.4

Current Performance:
60+ Day Delinquencies	25.3%	3.0%
Average Credit Enhancement (5)	0.0%	13.6%

	June 30, 2016(1)
	Carrying Value	% of Non-Agency RMBS
Coupon Type
Fixed Rate	$30,686,724	53.5%
Adjustable Rate	$26,709,872	46.5%

Collateral Type
Prime	$30,686,724	53.5%
Alt-A	$20,081,169	35.0%
Subprime	$6,628,702	11.5%

Loan Origination Year
Post-2011	$30,686,724	53.5%
2007	$20,081,169	35.0%
2006	$6,628,702	11.5%

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at June 30, 2016 on a combined, non-GAAP basis.
2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at June 30, 2016 on a combined, non-GAAP basis.
3.	Three - month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payments structure of each underlying security.
4.	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.
5.	Average credit enhancement remaining on our Non -Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral

The following table presents the rating of our Non-Agency RMBS at June 30, 2016, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$9,632,323	16.8%
Rated BBB	$5,232,677	9.1%
Rated BB	$9,394,837	16.4%
Rated B -	$1,623,152	2.8%
Rated CCC -	$4,028,454	7.0%
Rated CC	$2,600,248	4.5%
Not Rated	$24,884,904	43.4%

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at June 30, 2016 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$24,761,811	43.1%
Washington	$3,803,713	6.6%
Massachusetts	$2,864,111	5.0%
Texas	$2,464,739	4.3%
Florida	$2,366,206	4.1%

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

The following table presents the rating of our Multi-Family MBS at June 30, 2016, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated BBB	$19,918,544	18.5%
Rated BBB-	$11,877,699	6.7%
Rated BB-	$58,805,132	54.6%
Not Rated	$17,026,420	15.8%

Weighted Average Life Breakdown	Carrying Value

Less than one year	$398,199.00
Greater than one year and less than five years	$642,613,425.00
Greater than or equal to five years	$141,827,701.00

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2016.

June 30, 2016

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-69.71%	-0.17%
+0.50%	-34.85%	0.11%
-0.50%	34.85%	-0.30%
-1.00%	50.68%	-0.24%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2016. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at June 30, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2016, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as June 30, 2016. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016 as a result of the material weakness described below.

In connection with the preparation of our financial statements for inclusion in Form 10-K for the year ended December 31, 2015, or our 2015 10-K, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Such material weakness did not result in any misstatements in our audited consolidated financial statements included in our 2015 10-K, but did require adjustments during the 2015 annual audit with respect to net income (loss) attributable to common stockholders, total other comprehensive income, and basic and diluted income (loss) per share in our preliminary 2015 consolidated financial statements, and required the restatement of the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and September 30, 2015, originally included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2015, respectively (as described in detail in Note 20 to the audited consolidated financial statements included in our 2015 10-K).

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

As disclosed in our 2015 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at December 31, 2015 even if the material weakness described above did not exist by reason of the inadvertent omission of financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our 10-K for the year ended December 31, 2014. Our management has concluded as of June 30, 2016 that the remediation measures to address this ineffectiveness, as described in our 2015 10-K, have been fully implemented and accordingly that our disclosure controls and procedures would have been effective at June 30, 2016 were it not for the material weakness described above.

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

FIVE OAKS INVESTMENT CORP.

Dated: August 9, 2016	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: August 9, 2016	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

