Form 10-Q
period 2016-09-30
Five Oaks Investment Corp.
filed 2016-11-09
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2016
Common stock, $0.01 par value	14,602,394

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2016 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	68
Item 4.	Controls and Procedures	75

PART II - Other Information		76

Item 1.	Legal Proceedings	76
Item 1A.	Risk Factors	76
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	79

Signatures		80

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

September 30, 2016

(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6 - 47

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	9/30/2016 (1)	12/31/2015 (1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $822,403,355 and $571,086,035 for September 30, 2016 and December 31, 2015, respectively)	$817,394,805	$571,466,581
Mortgage loans held-for-sale, at fair value (includes pledged loans of $8,754,039 and $10,900,402 for September 30, 2016 and December 31, 2015, respectively)	9,274,002	10,900,402
Multi-family loans held in securitization trusts, at fair value	1,267,101,902	1,449,774,383
Residential loans held in securitization trusts, at fair value	153,356,678	411,881,097
Mortgage servicing rights, at fair value	3,025,433	4,268,673
Cash and cash equivalents	28,590,557	26,140,718
Restricted cash	14,083,241	8,174,638
Accrued interest receivable	7,650,823	8,650,986
Dividends receivable	123	26,022
Investment related receivable	4,131,073	1,591,343
Derivative assets, at fair value	-	2,558,350
FHLB stock	11,300	2,403,000
Other assets	954,507	530,468

Total assets	$2,305,574,444	$2,498,366,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$739,500,000	$509,231,000
Mortgage loans held-for-sale	7,125,821	9,504,457
FHLB Advances	-	49,697,000
Multi-family securitized debt obligations	1,249,163,769	1,364,077,012
Residential securitized debt obligations	147,407,885	380,638,423
Derivative liabilities, at fair value	4,613,988	-
Accrued interest payable	5,363,603	6,574,699
Dividends payable	29,349	39,132
Deferred income	6,905	-
Fees and expenses payable to Manager	691,187	842,903
Other accounts payable and accrued expenses	2,062,910	267,507

Total liabilities	2,155,965,417	2,320,872,133

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,602,394 and 14,656,394 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	145,979	146,409
Additional paid-in capital	188,783,581	189,037,702
Accumulated other comprehensive income (loss)	2,018,361	(395,771)
Cumulative distributions to stockholders	(66,320,787)	(55,803,240)
Accumulated earnings (deficit)	(12,175,079)	7,352,456

Total stockholders' equity	149,609,027	177,494,528

Total liabilities and stockholders' equity	$2,305,574,444	$2,498,366,661

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIE's) as the Company is the primary beneficiary of these VIEs. As of September 30, 2016 and December 31, 2015, assets of consolidated VIEs totaled $1,425,612,641 and $1,868,482,556, respectively, and the liabilities of consolidated VIEs totaled $1,401,605,297 and $1,750,916,265, respectively

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Interest income:
Available-for-sale securities	$6,549,869	5,460,965	16,780,701	19,020,504
Mortgage loans held-for-sale	121,892	499,335	411,199	1,790,362
Multi-family loans held in securitization trusts	14,466,946	16,794,338	44,597,652	51,679,542
Residential loans held in securitization trusts	1,582,090	4,641,887	9,143,343	15,573,046
Cash and cash equivalents	11,754	4,809	26,409	13,386
Interest expense:
Repurchase agreements - available-for-sale securities	(1,572,062)	(1,490,698)	(4,400,290)	(4,992,998)
Repurchase agreements - mortgage loans held-for-sale	(57,449)	(300,297)	(227,733)	(1,129,284)
Multi-family securitized debt obligations	(13,740,005)	(15,372,832)	(41,667,457)	(47,286,613)
Residential securitized debt obligations	(1,210,186)	(3,137,247)	(6,978,474)	(9,894,956)

Net interest income	6,152,849	7,100,260	17,685,350	24,772,989

Other-than-temporary impairments
(Increase) decrease in credit reserves	(374,124)	(350,924)	(541,342)	(1,761,208)
Additional other-than-temporary credit impairment losses	(183,790)	-	(183,790)	(2,890,939)

Total impairment losses recognized in earnings	(557,914)	(350,924)	(725,132)	(4,652,147)

Other income:
Realized gain (loss) on sale of investments, net	(749,604)	1,464,308	(3,361,609)	1,834,151
Change in unrealized gain (loss) on fair value option securities	(958,995)	(393,685)	(3,569,744)	(625,958)
Realized gain (loss) on derivative contracts, net	(820,974)	(8,262,423)	(3,167,877)	(12,310,301)
Change in unrealized gain (loss) on derivative contracts, net	3,340,600	1,631,907	(7,172,338)	782,901
Realized gain (loss) on mortgage loans held-for-sale	60,427	(13,666)	129,175	1,017,625
Change in unrealized gain (loss) on mortgage loans held-for-sale	(138,785)	539,456	(2,885)	496,297
Change in unrealized gain (loss) on mortgage servicing rights	(204,505)	(488,247)	(1,243,240)	(756,558)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	930,312	1,804,190	(5,604,839)	5,644,774
Change in unrealized gain (loss) on residential loans held in securitization trusts	(764,599)	(1,323,697)	80,511	(7,655,902)
Other interest expense	(1,860,000)	-	(1,860,000)	-
Servicing income	258,458	64,962	726,011	121,500
Other income	3	33,374	26,811	59,985

Total other income (loss)	(907,662)	(4,943,521)	(25,020,024)	(11,391,486)

Expenses:
Management fee	623,525	703,167	1,873,486	2,119,571
General and administrative expenses	1,171,421	1,419,268	4,483,064	4,820,505
Operating expenses reimbursable to Manager	1,184,391	1,338,272	3,573,445	3,444,914
Other operating expenses	161,036	(20,377)	1,393,303	1,185,164
Compensation expense	50,544	64,207	144,431	187,202

Total expenses	3,190,917	3,504,537	11,467,729	11,757,356

Net income (loss)	1,496,356	(1,698,722)	(19,527,535)	(3,028,000)

Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Net income (loss) attributable to common stockholders	$615,847	(2,579,231)	(22,159,279)	(5,659,744)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$615,847	(2,579,231)	(22,159,279)	(5,659,744)
Weighted average number (loss) of shares of common stock outstanding	14,600,193	14,724,750	14,601,306	14,721,635
Basic and diluted income per share	$0.04	(0.18)	(1.52)	(0.38)
Dividends declared per share of common stock	$0.18	0.30	0.54	1.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$1,496,356	$(1,698,722)	$(19,527,535)	$(3,028,000)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(979,421)	(1,827,941)	8,396,200	(8,306,431)
Reclassification adjustment for net gain (loss) included in net income (loss)	23,914	2,045,480	(6,523,410)	3,461,294
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	374,124	350,924	541,342	1,761,208
Reclassification cumulative adjustment for Linked Transactions	-	-	-	4,457,544

Total other comprehensive income (loss)	(581,383)	568,463	2,414,132	1,373,615

Less: Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Comprehensive income (loss) attributable to common stockholders	$34,464	$(2,010,768)	$(19,745,147)	(4,286,129)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity
Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528

Issuance of common stock, net	-	-	15,500	155	(155)	-	-	-	-

Cost of issuing common stock	-	-	-	-	-	-	-	-	-

Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-

Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-

Purchase of treasury stock, net	-	-	(58,500)	(585)	(282,980)	-	-	-	(283,565)

Restricted stock compensation expense	-	-	(11,000)	-	29,014	-	-	-	29,014

Net income (loss)	-	-	-	-	-	-	-	(19,527,535)	(19,527,535)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	8,396,200	-	-	8,396,200
Reclassification adjustment for net gain (loss) included in net income (loss)	-	-	-	-	-	(6,523,410)	-	-	(6,523,410)
Reclassification cumulative adjustments for Linked Transactions	-	-	-	-	-	-	-	-	-
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	-	-	-	-	541,342	-		541,342

Common dividends declared	-	-	-	-	-	-	(7,885,803)	-	(7,885,803)

Preferred dividends declared	-	-	-	-	-	-	(2,631,744)	-	(2,631,744)

Balance at September 30, 2016	1,610,000	$37,156,972	14,602,394	$145,979	$188,783,581	$2,018,361	$(66,320,787)	$(12,175,079)	$149,609,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(19,527,535)	$(3,028,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	725,132	4,652,147
Amortization/accretion of available-for-sale securities premiums and discounts, net	(5,257,442)	(11,111,926)
Realized (gain) loss on sale of investments, net	3,361,609	(1,834,151)
Realized (gain) loss on derivative contracts	3,167,877	12,310,301
Realized (gain) loss on mortgage loans held-for-sale	(129,175)	(1,017,625)
Unrealized (gain) loss on fair value option securities	3,569,744	625,958
Unrealized (gain) loss on derivative contracts	7,172,338	(782,901)
Unrealized (gain) loss on mortgage loans held-for-sale	2,885	(496,297)
Unrealized (gain) loss on mortgage servicing rights	1,243,240	756,558
Unrealized (gain) loss on multi-family loans held in securitization trusts	5,604,839	(5,644,774)
Unrealized (gain) loss on residential loans held in securitization trusts	(80,511)	7,655,902
Restricted stock compensation expense	29,014	50,535
Net change in:
Accrued interest receivable	(672,852)	1,438,767
Dividends receivable	25,899	(26,022)
Other assets	(424,039)	(290,062)
Accrued interest payable	(43,909)	(608,536)
Deferred income	6,905	-
Fees and expenses payable to Manager	(151,716)	(142,000)
Other accounts payable and accrued expenses	1,795,403	333,445
	-	-
Net cash (used in) provided by operating activities	417,706	2,841,319

Cash flows from investing activities:
Purchase of available-for-sale securities	(454,443,440)	(109,386,478)
Purchase of mortgage loans held-for-sale	(14,772,535)	(297,706,381)
Purchase of mortgage servicing rights	-	(2,671,876)
Purchase of FHLB stock	-	(2,403,000)
Proceeds from sales of available-for-sale securities	230,557,084	245,214,358
Proceeds from mortgage loans held-for-sale	16,289,603	291,898,820
Proceeds from FHLBI stock	2,391,700	-
Net proceeds from (payments for) derivative contracts	(3,167,877)	(12,299,683)
Principal payments from available-for-sale securities	66,007,840	53,998,105
Principal payments from mortgage loans held-for-sale	235,622	-
Deferred securitization costs	-	(189,244)
Investment related receivable	(2,539,730)	71,006,526
Restricted cash	(5,908,603)	(144,112)

Net cash (used in) provided by investing activities	(165,350,336)	237,317,035

Cash flows from financing activities:
Proceeds from issuance of common stock	-	(344,889)
Deferred offering costs	-	(76,766)
Purchase of treasury stock	(283,565)	-
Dividends paid on common stock	(7,885,803)	(15,457,238)
Dividends paid on preferred stock	(2,641,527)	(2,641,527)
Proceeds from repurchase agreements - available-for-sale securities	5,603,428,000	4,432,684,999
Proceeds from repurchase agreements - mortgage loans held-for-sale	16,405,081	57,432,865
Proceeds from FHLBI advances	-	104,800,000
Payments for FHLBI advances	(49,697,000)	(53,400,000)
Principal repayments of repurchase agreements - available-for-sale securities	(5,373,159,000)	(4,713,249,999)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(18,783,717)	(54,697,754)
	-
Net cash (used in) provided by financing activities	167,382,469	(244,950,309)

Net increase (decrease) in cash and cash equivalents	2,449,839	(4,791,955)

Cash and cash equivalents, beginning of period	26,140,718	32,274,285

Cash and cash equivalents, end of period	$28,590,557	$27,482,330

Supplemental disclosure of cash flow information
Cash paid for interest	$4,671,932	$6,730,818

Non-cash investing and financing activities information
Restricted stock compensation expense	$29,014	$50,585
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$2,414,131	$3,638,597
Consolidation of multi-family loans held in securitization trusts	$1,271,754,540	$1,563,385,916
Consolidation of residential loans held in securitization trusts	$153,858,101	$445,230,977
Consolidation of multi-family securitized debt obligations	$1,253,797,808	$1,477,807,591
Consolidation of residential securitized debt obligations	$147,807,489	$393,218,978
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$210,238,653
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$149,293,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

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
September 30, 2016 (unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three and nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016, and the nine months ended September 30, 2015, are unaudited.

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
September 30, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At September 30, 2016, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and one residential mortgage loan transaction (CSMC 2014-OAK1), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2011-K13 and the FREMF 2012-KF01 trusts, the Company determined that it is the primary beneficiary of certain intermediate trusts that have the power to direct the activities and the obligations to absorb losses of the underlying trusts. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. At September 30, 2016 and December 31, 2015, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $22,704,056 and $92,107,727, respectively, and Multi-Family MBS $92,691,756 and $104,025,797, respectively).

GAAP also requires us to consider whether securitizations we sponsor and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with Accounting Standards Codification (“ASC”) 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with an aggregate fair value of $5,258,859 at September 30, 2016 (December 31, 2015: $30,383,343). This amount is included in Available-for-sale (“AFS”) securities on the Company’s condensed consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g. valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

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

Deferred Income

Certain service revenues received in the period are recorded as a liability in the Company’s condensed consolidated balance sheets in the line item “Deferred income”, for subsequent recognition as income in the Company’s condensed consolidated statements of operations.

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

Available-for-Sale Securities, at Fair Value

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s AFS securities portfolio, with the exception of Non-Agency RMBS IOs (as further described below), is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments - Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income is recorded in the “Interest Income” line item on the condensed consolidated statements of operations.

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
September 30, 2016 (unaudited)

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

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company applies the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance.

Subsequent increases in cash flows expected to be collected are generally recognized prospectively through adjustment of the investment’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the extent that such decreases are due, at least in part, to an increase in credit loss expectations (“credit impairment”). To the extent that decreases in cash flows expected to be collected are the result of factors other than credit impairment, for example a change in rate of prepayments, such changes are generally recognized prospectively through adjustment of the investment’s yield over its remaining life.

The Company’s accrual of interest, discount and premium for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.

Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations. Upon the sale of a security, the Company will determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statements of comprehensive income (loss).

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
September 30, 2016 (unaudited)

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust, as of September 30, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the three trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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
September 30, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Common Stock

At September 30, 2016, and December 31, 2015, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 14,602,394 shares of common stock issued and outstanding at September 30, 2016 and 14,656,394 at December 31, 2015.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. Through September 30, 2016, the Company had repurchased 126,856 shares of common stock under the Repurchase Program.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

At September 30, 2016, and December 31, 2015, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both September 30, 2016 and December 31, 2015.

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

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company's accounting policy with respect to interest and penalties is to classify these amounts as other interest expense. As further described in Note 19, the Company has declared and will pay in the fourth quarter a deficiency dividend relating to a recent determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, the Company has provisioned an amount of $1.86 million for interest charges expected to be paid to the IRS following the payment of the dividend. This amount is included in the Company’s condensed consolidated balance sheets in the line item “Other accounts payable and accrued expenses”, and is included in “Other interest expense” in the Company’s condensed consolidated statements of operations.

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
September 30, 2016 (unaudited)

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

Recently Issued and/or Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015, deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. The Company is currently assessing the impact of this guidance.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments in this update are effective immediately. The Company has analyzed the ASU and its amendments and does not expect its adoption will have a material impact on the financial statements and disclosures of the Company.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued ASU No. 2014-11, which requires repurchase-to-maturity transactions to be accounted for as secured borrowings, eliminated the existing guidance for repurchase financings, and required new disclosures for certain transactions accounted for as secured borrowings and sales. This ASU is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning on or after March 15, 2015. Adoption of this ASU did not have any impact on the Company’s financial condition or stockholders’ equity.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Losses

In June 2016, the FASB issued ASU 2016-13 which is a comprehensive amendment of credit losses on financial instruments. Currently GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the “incurred loss” impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendment in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, which amends ASC Topic 230, Statement of Cash Flows (“ASC 230”), to reduce diversity in how certain transactions are classified in the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

Interests Held through Related Parties That Are under Common Control

In October 2016, the FASB issued ASU 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

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

Available-for-sale Securities

The Company currently invests in Agency RMBS, Multi-Family MBS and Non-Agency RMBS.

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

Determination of MBS Fair Value

The Company determines the fair values for the Agency RMBS, Multi-Family MBS and Non-Agency RMBS in its portfolio based on obtaining a valuation for each Agency RMBS, Multi-Family MBS and Non-Agency RMBS from third-party pricing services, and may also obtain dealer quotes, as described below. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable. The dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security, including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.

The Company obtains pricing data from a primary third-party pricing service for each Agency RMBS, Multi-Family MBS and Non-Agency RMBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company determines that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific security can be traded in the normal course of business. In making such determination, the Company follows a series of steps, including review of collateral marks from margin departments of repo counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield analysis of each Multi-Family MBS and Non-Agency RMBS based on the pricing data from the primary third-party pricing service and the Company’s cash flow assumptions.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

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
September 30, 2016 (unaudited)

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of September 30, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Determination of Fair Value

As noted, the Company early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust. The trusts are “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each of the trusts is more observable, but in either case, the methodology results in the fair value of the assets of each of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of each of the trusts is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Multi-Family MBS, while the individual assets of each of the trusts are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of the trust liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust as of September 30, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. As the result of the Company’s determination that it is not the primary beneficiary of Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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
September 30, 2016 (unaudited)

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

At September 30, 2016, the Company had redeemed $2,391,700 of its FHLB stock resulting in a remaining balance of $11,300. FOI was required to purchase the FHLB stock under a borrowing agreement with FHLBI. The FHLB stock has been and will be redeemed at face value which represents the carrying value and fair value of the stock.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$319,895,220	$148,760,159
Federal National Mortgage Association	382,103,773	182,867,134
Government National Mortgage Association	-	43,705,764
Non-Agency	22,704,056	92,107,727
Multi-Family	92,691,756	104,025,797
Total mortgage-backed securities	$817,394,805	$571,466,581

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Agency	Non-Agency (1)	Multi-Family	Total
Face Value	$680,547,372	$25,691,061	$120,112,738	$826,351,171
Unamortized premium	16,183,652	-	-	16,183,652
Unamortized discount
Designated credit reserve and OTTI (2)	-	(2,628,385)	-	(2,628,385)
Net, unamortized	(1,518,366)	(4,366,558)	(27,459,219)	(33,344,143)
Amortized Cost	695,212,658	18,696,118	92,653,519	806,562,295
Gross unrealized gain	7,073,188	586,712	1,906,356	9,566,256
Gross unrealized (loss)	(286,853)	(2,956,542)	(1,868,119)	(5,111,514)
Fair Value	$701,998,993	$16,326,288	$92,691,756	$811,017,037

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (continued)

	December 31, 2015
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$370,394,525	$116,954,842	$138,829,925	$626,179,292
Unamortized premium	5,745,862	80,257	-	5,826,119
Unamortized discount
Designated credit reserve and OTTI (2)	-	(8,891,565)	-	(8,891,565)
Net, unamortized	(1,929,145)	(22,101,062)	(33,250,068)	(57,280,275)
Amortized Cost	374,211,242	86,042,472	105,579,857	565,833,571
Gross unrealized gain	3,234,673	1,099,957	913,556	5,248,186
Gross unrealized (loss)	(2,112,858)	(1,808,973)	(2,467,616)	(6,389,447)
Fair Value	$375,333,057	$85,333,456	$104,025,797	$564,692,310

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $572,277,838, book value of $14,712,374, unrealized loss of $8,334,605 and a fair value of $6,377,768 at September 30, 2016 and a notional amount of $428,230,275, book value of $7,815,919, unrealized loss of $1,041,649 and a fair value of $6,774,271 as of December 31, 2015.

(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $2,087,043 and $8,146,073, at September 30, 2016 and December 31, 2015, respectively, and OTTI of $541,342 and $745,493 at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI losses through earnings of $0.73 million on one Non-Agency RMBS and $4.7 million on six Non-Agency RMBS during the nine months ended September 30, 2016 and September 30, 2015, respectively.

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
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (continued)

The following tables present the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended
	September 30,
	2016	2015
Cumulative credit loss at beginning of period	$(3,803,650)	$(4,301,223)

Additions:
Initial (increase) in credit reserves	-	-
Subsequent (increase) in credit reserves	(374,124)	(350,924)
Initial additional other-than-temporary credit impairment losses	-	-
Subsequent additional other-than-temporary credit impairment losses	(183,790)	-

Reductions:
For securities sold decrease in credit reserves	-	-
For securities sold decrease in other-than-temporary impairment	-	-

Cumulative credit (loss) at end of period	$(4,361,564)	$(4,652,147)

	Nine Months Ended
	September 30,
	2016	2015
Cumulative credit loss at beginning of period	$(3,636,432)	$-

Additions:
Initial (increase) in credit reserves	-	(1,761,208)
Subsequent (increase) in credit reserves	(541,342)	-
Initial additional other-than-temporary credit impairment losses	-	(2,890,939)
Subsequent additional other-than-temporary credit impairment losses	(183,790)	-

Reductions:
For securities sold decrease in credit reserves	-	-
For securities sold decrease in other-than-temporary impairment	-	-

Cumulative credit (loss) at end of period	$(4,361,564)	$(4,652,147)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (continued)

Unrealized losses on the Company’s Non-Agency RMBS were $3.0 million at September 30, 2016. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit factors, including changes in the rate of prepayments.

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of September 30, 2016, and December 31, 2015. At September 30, 2016 the Company held 49 AFS securities, of which eight were in an unrealized loss position for less than twelve consecutive months and seven were in an unrealized loss for more than twelve months. At December 31, 2015, the Company held 67 AFS securities, of which 35 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months:

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2016	$140,128,347	$(364,535)	$54,628,380	$(4,746,979)	$194,756,727	$(5,111,514)
December 31, 2015	$348,120,251	$(5,983,726)	$6,939,257	$(405,720)	$355,059,508	$(6,389,446)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
AFS securities sold, at cost	$41,467,395	$81,417,531
Proceeds from AFS securities sold	41,283,816	82,865,471
Net realized gain (loss) on sale of AFS securities	$(183,579)	$1,447,940

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
AFS securities sold, at cost	$233,054,347	$188,385,533
Proceeds from AFS securities sold	230,557,238	190,474,737
Net realized gain (loss) on sale of AFS securities	$(2,497,109)	$2,089,204

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (continued)

The following tables present the fair value of AFS investment securities by rate type as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$700,452,448	$22,704,056	$-	$723,156,504
Fixed rate	1,546,545	-	92,691,756	94,238,301
Total	$701,998,993	$22,704,056	$92,691,756	$817,394,805

	December 31, 2015
	Agency	Non-Agency	Multi- Family	Total
Adjustable rate	$360,057,377	$92,107,727	$-	$452,165,104
Fixed rate	15,275,680	-	104,025,797	119,301,477
Total	$375,333,057	$92,107,727	$104,025,797	$571,466,581

The following tables present the fair value of AFS investment securities by maturity date as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Less than one year	$-	$-
Greater than one year and less than five years	639,925,915	211,800,340
Greater than or equal to five years	177,468,890	359,666,241
Total	$817,394,805	$571,466,581

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
September 30, 2016 (unaudited)

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

The following tables present the changes for the nine months ended September 30, 2016 and the year ended December 31, 2015 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	-	-	-
Dispositions	4,195,361	17,717,879	21,913,240
Accretion of net discount	-	5,192,130	5,192,130
Realized gain on paydowns	-	253,821	253,821
Realized credit losses	3,023,911	(183,790)	2,840,121
Addition to credit reserves	(1,021,433)	1,021,433	-
Release of credit reserves	65,341	(65,341)	-
Ending balance at September 30, 2016	$(2,628,385)	$(33,344,143)	$(35,972,528)

	December 31, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	$(12,697,796)	$(17,454,022)	$(30,151,818)
Cumulative - effect adjustment for Linked Transactions	(36,627,321)	(47,091,958)	(83,719,279)
Adjusted beginning Balance as of January 1, 2015	(49,325,117)	(64,545,980)	(113,871,097)
Acquisitions	-	(24,446,013)	(24,446,013)
Dispositions	-	20,963,895	20,963,895
Accretion of net discount	30,201,676	13,061,839	43,263,515
Realized gain on paydowns	-	226,553	226,553
Realized credit losses	10,582,246	(2,890,939)	7,691,307
Addition to credit reserves	(2,669,938)	2,669,938	-
Release of credit reserves	2,319,568	(2,319,568)	-
Ending balance at December 31, 2015	$(8,891,565)	$(57,280,275)	$(66,171,840)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the nine months ended September 30, 2016, the Company had unrealized gains (losses) on AFS securities of $2,414,131.

The following tables present components of interest income on the Company’s AFS securities for the three and nine months ended September 30, 2016 and September 30, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$4,006,740	$118,440	$4,125,180	$1,338,227	$194,587	$1,532,814
Non-Agency	581,097	359,052	940,149	623,153	1,607,039	2,230,192
Multi-Family	239,213	1,245,327	1,484,540	272,455	1,425,504	1,697,959
Total	$4,827,050	$1,722,819	$6,549,869	$2,233,835	$3,227,130	$5,460,965

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
		Net (premium			Net (premium
	Coupon	amortization)/	Interest	Coupon	amortization)/	Interest
	interest	discount accretion	income	interest	discount accretion	income
Agency	$8,628,918	$222,691	$8,851,609	$5,225,240	$498,392	$5,723,632
Non-Agency	2,139,698	1,235,030	3,374,728	1,498,360	6,747,357	8,245,717
Multi-Family	754,522	3,799,842	4,554,364	1,184,978	3,866,177	5,051,155
Total	$11,523,138	$5,257,563	$16,780,701	$7,908,578	$11,111,926	$19,020,504

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Unpaid principal balance	$9,138,386	$10,767,856
Fair value adjustment	135,616	132,546
Carrying value	$9,274,002	$10,900,402

At September 30, 2016 and December 31, 2015, the Company pledged mortgage loans with a fair value of $8.8 million and $10.9 million, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Borrowings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of September 30, 2016 are as follows:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE (continued)

September 30, 2016
Texas	32.0%
California	20.2%
Arizona	13.3%
Minnesota	8.0%
Kentucky	7.7%
Georgia	6.9%
North Carolina	6.2%
Colorado	5.6%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $17,956,732 at September 30, 2016 and $86,030,550 at December 31, 2015.

The condensed consolidated balance sheets of the FREMF trusts at September 30, 2016 and December 31, 2015 are set out below:

Balance Sheets	September 30, 2016	December 31, 2015
Assets
Multi-family mortgage loans held in securitization trusts	$1,267,101,902	$1,449,774,383
Receivables	4,652,638	5,380,956

Total assets	$1,271,754,540	$1,455,155,339

Liabilities and Equity
Multi-family securitized debt obligations	$1,249,163,769	$1,364,077,012
Payables	4,634,039	5,047,777
	$1,253,797,808	$1,369,124,789
Equity	17,956,732	86,030,550

Total liabilities and equity	$1,271,754,540	$1,455,155,339

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,164,952,625 at September 30, 2016 and $1,371,258,074 at December 31, 2015. The multi-family securitized debt obligations had an unpaid principal balance of $1,164,952,625 at September 30, 2016 and $1,371,258,074 at December 31, 2015.

The condensed consolidated statements of operations of the FREMF trusts for the three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 6 – THE FREMF TRUSTS (continued)

Statements of Operations	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Interest income	$14,466,946	$16,794,338
Interest expense	13,740,005	15,372,832
Net interest income	$726,941	$1,421,506
General and administrative fees	(670,157)	(787,124)
Unrealized gain (loss) on multi-family loans held in securitization trusts	930,312	1,804,190
Net income (loss)	$987,096	$2,438,572

Statements of Operations	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest income	$44,597,652	$51,679,542
Interest expense	41,667,457	47,286,613
Net interest income	$2,930,195	$4,392,929
General and administrative fees	(2,052,857)	(2,494,015)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(5,604,839)	5,644,774
Net income (loss)	$(4,727,501)	$7,543,688

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of September 30, 2016 are as follows:

September 30, 2016
Texas	17.7%
New York	15.5%
Washington	8.3%
Colorado	7.4%
California	5.7%
Georgia	5.4%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $6,050,612 at September 30, 2016 and $31,535,741 at December 31, 2015. The Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4 Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates the assets and liabilities of this trust.

The condensed consolidated balance sheets of the residential mortgage loan securitization trusts at September 30, 2016 and December 31, 2015 are set out below:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

Balance Sheets	September 30, 2016	December 31, 2015
Assets
Residential mortgage loans held in securitization trusts	$153,356,678	$411,881,097
Receivables	501,423	1,446,120

Total assets	$153,858,101	$413,327,217

Liabilities and Equity
Residential securitized debt obligations	$147,407,885	$380,638,423
Payables	399,604	1,153,053
	$147,807,489	$381,791,476
Equity	6,050,612	31,535,741

Total liabilities and equity	$153,858,101	$413,327,217

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $149,638,891 at September 30, 2016 and $411,650,562 at December 31, 2015. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $149,638,891 at September 30, 2016 and $411,650,562 at December 31, 2015.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

Statements of Operations	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Interest income	$1,582,090	$4,641,887
Interest expense	1,210,186	3,137,247
Net interest income	$371,904	$1,504,640
General and administrative fees	(13,653)	(146,574)
Unrealized gain (loss) on residential loans held in securitization trusts	(764,599)	(1,323,697)
Net income (loss)	$(406,348)	$34,369

Statements of Operations	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest income	$9,143,343	$15,573,046
Interest expense	6,978,474	9,894,956
Net interest income	$2,164,869	$5,678,090
General and administrative fees	(254,424)	(495,094)
Unrealized gain (loss) on residential loans held in securitization trusts	80,511	(7,655,902)
Net income (loss)	$1,990,956	$(2,472,906)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of September 30, 2016 are as follows:

September 30, 2016
California	38.7%
Washington	14.6%
Massachusetts	8.9%
Florida	5.7%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending September 30, 2016 and December 31, 2015. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7. As further described in Note 2, GAAP also requires the Company to consider whether securitizations the Company sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s maximum exposure to loss from these VIEs is limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with a fair value of $5,258,859 at September 30, 2016. This amount is included in Available-for-Sale securities, which are further described in Note 4.

NOTE 9 – RESTRICTED CASH

As of September 30, 2016, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of September 30, 2016 and December 31, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 9 – RESTRICTED CASH (continued)

	September 30, 2016	December 31, 2015
Restricted cash balance held by:
Broker counterparties for derivatives trading	$7,276,923	$528,564
Repurchase counterparties as restricted collateral	6,806,318	7,646,074
Total	$14,083,241	$8,174,638

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements (including one residential loan warehouse facility) at September 30, 2016 to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 0.89% at September 30, 2016. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
		Weighted			Weighted
	Amount	average	Market value	Amount	average	Market value
	outstanding	interest rate	of collateral held	outstanding	interest rate	of collateral held
Agency	$668,713,000	0.72%	701,998,993	$358,239,000	0.66%	374,952,510
Non-Agency	17,999,000	2.12%	27,712,606	114,512,000	2.24%	121,475,112
Multi-Family	52,788,000	2.40%	92,691,756	86,177,000	1.83%	190,056,347
Mortgage loans	7,125,821	2.88%	8,754,039	9,504,457	2.87%	10,900,403
Total	$746,625,821	0.89%	831,157,394	$568,432,457	1.19%	697,384,372

At September 30, 2016 and December 31, 2015, the repurchase agreements had the following remaining maturities:

	September 30, 2016	December 31, 2015
< 30 days	$691,810,000	$449,063,000
31 to 60 days	7,125,821	76,044,000
61 to 90 days	47,690,000	37,873,540
> 90 days	-	5,451,917
Total	$746,625,821	$568,432,457

Under the repurchase agreements (including the residential loan warehouse facility), the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of September 30, 2016 and December 31, 2015.

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2016 and December 31, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 10 – BORROWINGS (Continued)

	September 30, 2016
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
Wells Fargo Securities	$31,533,000	4.22%	6	$57,255,816
Other North America	612,603,000	82.05%	15	650,152,017
Asia (1)	80,272,000	10.75%	18	91,076,628
Europe (1)	22,217,821	2.98%	20	32,672,933
Total	$746,625,821	100.00%	15	$831,157,394

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2015
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding(1)	amount outstanding	days to maturity	of collateral held
Merrill Lynch	$99,770,000	17.55%	30	$154,005,234
Wells Fargo Securities	32,192,000	5.66%	10	53,711,547
Other North America	291,806,000	51.34%	25	315,040,818
Asia (1)	88,565,000	15.58%	16	97,970,226
Europe (1)	56,099,457	9.87%	46	76,656,547
Total	$568,432,457	100.00%	26	$697,384,372

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

Secured Loans

On February 24, 2015, our wholly owned captive insurance subsidiary, FOI, became a member of the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. In addition, FOI is prohibited from taking new advances or renew existing maturing advances during this one-year transition period. At September 30, 2016, FOI had repaid all secured FHLBI advances and replaced them with repurchase agreements.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaptions and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the condensed consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the condensed consolidated statement of operations as a realized loss on derivative contracts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Futures	-	-	(4,613,988)	5,978,000,000
Total	$-	-	$(4,613,988)	5,978,000,000

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Fair value	Notional	Fair value	Notional
Futures	2,558,350	5,945,000,000	-	-
Total	$2,558,350	5,945,000,000	$-	-

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
September 30, 2016 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

As of September 30, 2016 the Company did not have any assets subject to Master Agreements or similar agreements.

	December 31, 2015
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Futures	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350
Total	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350

	September 30, 2016
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(746,625,821)	$-	$(746,625,821)	$-	$-	$(746,625,821)
Futures	(4,613,988)	-	(4,613,988)	-	4,613,988	-
Total	$(751,239,809)	$-	$(751,239,809)	$-	$4,613,988	$(746,625,821)

	December 31, 2015
				Gross amounts not offset
			Net amounts	in the Balance Sheet (1)
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(518,735,457)	$-	$(518,735,457)	$-	$-	$(518,735,457)
FHLB Advances	(49,697,000)	-	(49,697,000)	-	-	(49,697,000)
Total	$(568,432,457)	$-	$(568,432,457)	$-	$-	$(568,432,457)

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
September 30, 2016 (unaudited)

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30, 2016
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Futures	(820,974)	3,340,600	2,519,626
Total	$(820,974)	$3,340,600	$2,519,626

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Three Months Ended September 30, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps (1)	$(5,552,898)	$2,777,551	$(2,775,347)
Futures	(2,709,525)	(1,145,644)	(3,855,169)
Total	$(8,262,423)	$1,631,907	$(6,630,516)

(1) In the three month period ended September 30, 2015 net swap interest expense totaled $782,870 comprised of $1,233,249 in interest expense paid (included in realized gain (loss)) and $450,379 in accrued interest income (included in unrealized appreciation (depreciation)).

	Nine Months Ended September 30, 2016
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Futures	(3,167,877)	(7,172,338)	(10,340,215)
Total	$(3,167,877)	$(7,172,338)	$(10,340,215)

	Nine Months Ended September 30, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps (1)	$(6,974,491)	$1,681,725	$(5,292,766)
Swaptions	(84,000)	62,450	(21,550)
Futures	(5,251,810)	(961,274)	(6,213,084)
Total	$(12,310,301)	$782,901	$(11,527,400)

(1) In the nine month period ended September 30, 2015, net swap interest expense totaled $2,216,417 comprised of $2,654,405 in interest expense paid (included in realized gain (loss)) and $437,988 in accrued interest expense (included in unrealized appreciation (depreciation)).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 12 - MSRs

During the nine months ended September 30, 2016, the Company retained the servicing rights associated with an aggregate principal balance of $443,380,728 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. As a result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with these trusts are recorded on the Company’s condensed consolidated balance sheet at September 30, 2016. In addition, the Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4 Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are also recorded on the Company’s condensed consolidated balance sheet at September 30, 2016.

The following table presents the Company’s MSR activity as of September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Balance at beginning of year	$4,268,673	$-
MSRs retained from sales to securitizations	340,860	4,940,630
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(840,175)	(217,663)
Other changes to fair value (1)	(743,925)	(454,294)
Balance at end of period	$3,025,433	$4,268,673

Loans associated with MSRs (2)	$443,380,728	$472,886,810
MSR values as percent of loans (3)	0.68%	0.90%

(1)	Amounts represent changes due to realization of expected cash flows

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at September 30, 2016 and December 31, 2015, respectively

(3)	Amounts represent the carrying value of MSRs at September 30, 2016 and December 31, 2015, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the components of servicing income recorded on the Company’s statements of operations for the three and nine months ended September 30, 2016, and September 30, 2015:

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Servicing income, net	$258,458	$64,962
Income from MSRs, net	$258,458	$64,962

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Servicing income, net	$726,011	$121,500
Income from MSRs, net	$726,011	$121,500

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	September 30, 2016
Assets:
Residential mortgage-backed securities (a)	$-	$817,394,805	$-	$817,394,805
Residential mortgage loans	-	9,274,002	-	9,274,002
Multi-Family mortgage loans held in securitization trusts	-	1,267,101,902	-	1,267,101,902
Residential mortgage loans held in securitization trusts	-	153,356,678	-	153,356,678
Mortgage servicing rights	-	-	3,025,433	3,025,433
FHLB stock	11,300	-	-	11,300
Total	$11,300	$2,247,127,387	$3,025,433	$2,250,164,120

Liabilities:
Multi-family securitized debt obligations	$-	$(1,249,163,769)	$-	$(1,249,163,769)
Residential securitized debt obligations	-	(147,407,885)	-	(147,407,885)
Futures	(4,613,988)	-	-	(4,613,988)
Total	$(4,613,988)	$(1,396,571,654)	$-	$(1,401,185,642)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	December 31, 2015
	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2015
Assets:
Residential mortgage-backed securities (a)	$-	$571,466,581	$-	$571,466,581
Residential mortgage loans	-	10,900,402	-	10,900,402
Multi-Family mortgage loans held in securitization trusts	-	1,449,774,383	-	1,449,774,383
Residential mortgage loans held in securitization trusts	-	411,881,097	-	411,881,097
Mortgage servicing rights	-	-	4,268,673	4,268,673
FHLB Stock	2,403,000	-	-	2,403,000
Futures	2,558,350	-	-	2,558,350
Total	$4,961,350	$2,444,022,463	$4,268,673	$2,453,252,486

Liabilities:
Interest rate swaps	$-	$-	$-	$-
Multi-family securitized debt obligations	-	(1,364,077,012)	-	(1,364,077,012)
Residential securitized debt obligations	-	(380,638,423)	-	(380,638,423)
Futures	-	-	-	-
Total	$-	$(1,744,715,435)	$-	$(1,744,715,435)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of September 30, 2016 and December 31, 2015, the Company had $3,025,433 and $4,268,673, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at September 30, 2016 and December 31, 2015:

As of September 30, 2016
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.4 - 30.9%	18.6%
	Discount rate	12.0%	12.0%

As of December 31, 2015
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	6.5 - 28.6%	13.3%
	Discount rate	12.0%	12.0%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

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

For the three months ended September 30, 2016, the Company incurred management fees of $623,525 (2015: $703,167), included in Management Fee in the condensed consolidated statement of operations, of which $208,000 (2015: $470,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the nine months ended September 30, 2016, the Company incurred management fees of $1,873,486 (2015: $2,119,571), included in Management Fee in the condensed consolidated statement of operations, of which $208,000 (2015: $470,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

For the three months ended September 30, 2016, the Company incurred reimbursable expenses of $1,184,391 (2015: $1,338,272), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $483,187 (2015: $450,000) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the nine months ended September 30, 2016, the Company incurred reimbursable expenses of $3,573,445 (2015: $3,444,914), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $483,187 (2015: $450,000) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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
September 30, 2016 (unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

Stock based compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company’s common stock.

Under the Manager Equity Plan, the Company’s independent directors, as part of their compensation for serving as independent directors, are eligible to receive 1,500 shares of restricted stock annually after the Company’s Annual General Meeting vesting in full one year later. As of the closing of the Company’s initial public offering (the “IPO”), the Company’s board of directors granted to each of the then three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which vested in full on the first anniversary of the grant date. The grant date fair value of these restricted shares was $65,250 based on the closing price of the Company’s common stock on March 27, 2013 of $14.50. On March 27, 2014, the 4,500 shares of restricted stock granted to the independent directors fully vested. On August 19, 2014, the Company’s board of directors granted each of the then three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which are now fully vested having vested in full one year after the Company’s 2014 Annual General Meeting. The grant date fair value of these restricted shares was $50,715 based on the closing price of the Company’s common stock on August 19, 2014 of $11.27. On May 22, 2015, the Company’s board of directors granted each of the then four independent directors 1,500 shares of restricted common stock (6,000 shares in total), each of which are now fully vested having vested in full one year after the Company’s 2015 Annual General Meeting. The grant date fair value of these restricted shares was $60,420 based on the closing price of the Company’s common stock on May 22, 2015 of $10.07. On August 15, 2016, the Company’s board of directors granted each of the three independent directors 1,500 shares of restricted common stock (4,500 shares in total), each of which will vest in full one year after the Company’s 2017 Annual General Meeting. The grant date fair value of these restricted shares was $26,865 based on the closing price of the Company’s common stock on August 15, 2016 of $5.97.

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

For the three and nine months ended September 30, 2016, the Company recognized compensation expense related to restricted common stock of $3,459 and $29,014, respectively.

MAXEX

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. To date, the Company has sold approximately $16 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party . As of September 30, 2016, the Company had also received $6,905 in fees relating to its provision to MAXEX of seller eligibility review services. The Company’s services entail evaluating the eligibility of loan sellers to participate in one or more of the loan exchanges operated by MAXEX.

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 14,602,394 and 14,656,394 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

On February 19, 2014, the Company issued 3,000,000 shares of common stock for $11.30 per share. Net proceeds to the Company were $31,927,377.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

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

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through September 30, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.06. At September 30, 2016, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

No share repurchases were made during the three months ended September 30, 2016.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both September 30, 2016 and December 31, 2015. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

Distributions to stockholders

For the 2016 taxable year to date, the Company has declared dividends to common stockholders totaling $7,885,803, or $0.54 per share. The following table presents cash dividends declared by the Company on its common stock for the nine months ended September 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2015	January 15, 2016	January 28, 2016	$878,274	$0.06000
December 16, 2015	February 16, 2016	February 26, 2016	$875,874	$0.06000
December 16, 2015	March 15, 2016	March 28, 2016	$875,873	$0.06000
March 18, 2016	April 15, 2016	April 27, 2016	$875,874	$0.06000
March 18, 2016	May 16, 2016	May 27, 2016	$875,873	$0.06000
March 18, 2016	June 15, 2016	June 27, 2016	$875,874	$0.06000
June 17, 2016	July 15, 2016	July 28, 2016	$875,874	$0.06000
June 17, 2016	August 15, 2016	August 30, 2016	$876,144	$0.06000
June 17, 2016	September 15, 2016	September 29, 2016	$876,144	$0.06000

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the nine months ended September 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2015	January 15, 2016	January 28, 2016	$293,503	$0.18230
December 16, 2015	February 16, 2016	February 26, 2016	$293,503	$0.18230
December 16, 2015	March 16, 2016	March 28, 2016	$293,503	$0.18230
March 18, 2016	April 15, 2016	April 27, 2016	$293,503	$0.18230
March 18, 2016	May 16, 2016	May 27, 2016	$293,503	$0.18230
March 18, 2016	June 15, 2016	June 27, 2016	$293,503	$0.18230
June 17, 2016	July 15, 2016	July 27, 2016	$293,503	$0.18230
June 17, 2016	August 15, 2016	August 29, 2016	$293,503	$0.18230
June 17, 2016	September 15, 2016	September 27, 2016	$293,503	$0.18230

NOTE 16 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and nine months ended September 30, 2016 and September 30, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 16 – EARNINGS PER SHARE (continued)

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Net income (loss)		$1,496,356		$(1,698,722)

Less dividends paid:
Common stock	$2,628,161		$4,417,425
Preferred stock	880,509		880,509
		3,508,670		5,297,934
Undistributed earnings (deficit)		$(2,012,314)		$(6,996,656)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.18	$0.18	$0.30	$0.30
Undistributed earnings (deficit)	(0.14)	(0.14)	(0.48)	(0.48)
Total	$0.04	$0.04	$(0.18)	$(0.18)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Net income (loss)		$(19,527,535)		$(3,028,000)

Less dividends paid:
Common stock	$7,885,803		$15,457,238
Preferred stock	2,631,744		2,631,744
		10,517,547		18,088,982
Undistributed earnings (deficit)		$(30,045,082)		$(21,116,982)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.54	$0.54	$1.05	$1.05
Undistributed earnings (deficit)	(2.06)	(2.06)	(1.43)	(1.43)
Total	$(1.52)	$(1.52)	$(0.38)	$(0.38)

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 15 because the warrants’ exercise price is greater than the average market price of the common shares for the period, and thereby anti-dilutive.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of September 30, 2016	As of December 31, 2015
	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(19,528)	450
GAAP net loss (income) from REIT operations	17,699	(1,826)
GAAP net income (loss) of taxable subsidiary	(1,829)	(1,376)
Capitalized transaction fees	(31)	(41)
Unrealized gain (loss)	2,372	2,041
Tax income of taxable subsidiary before utilization of net operating losses	512	624
Utilizations of net operating losses	(512)	(624)
Net tax income of taxable subsidiaries	-	-

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Accumulated net operating losses of TRS	864	1,058
Unrealized loss	282	(618)
Capitalized transaction costs	200	210
AMT Credit	4	9
Deferred tax asset (liability)	1,350	659
Valuation allowance	(1,350)	(659)
Net non-current deferred tax asset (liability)	-	-

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at September 30, 2016, and December 31, 2015. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $0.7 million as a result of the corresponding increase in the deferred tax asset. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At September 30, 2016, the TRS had net operating loss carryforwards for federal income tax purposes of $2.3 million, which are available to offset future taxable income and begin expiring in 2034.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 18 – INCOME TAXES (continued)

The Company has potential nexus in several states in which it did not file a 2015 tax return. The exposure would be immaterial due to the Company being in a Net Operating Loss (NOL) position. The losses incurred in 2015 would be sufficient to offset any taxable income in 2016. For state tax purposes the Company is in the process of determining filing requirements, but anticipates all prior losses to be recognized.

As further described in Note 19, the Company has declared and will pay in the fourth quarter a deficiency dividend relating to a recent determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, the Company has provisioned an amount of $1.86 million for interest charges expected to be paid to the IRS following the payment of the dividend. This amount is included in the Company’s condensed consolidated balance sheets in the line item “Other accounts payable and accrued expenses”, and is included in “Other interest expense” in the Company’s condensed consolidated statements of operations. The Company’s estimate of expected interest charges is based on the anticipated timing of the deficiency dividend payment, and the Company’s understanding of the rules, procedures and existing precedent relating to such dividend payments. As such, the actual amount of interest payable may differ from the Company’s estimate.

NOTE 19 – SUBSEQUENT EVENTS

On November 1, 2016, following the Company’s earlier announcement that it would no longer aggregate residential mortgage loans, the Company’s remaining residential loan warehouse agreement in the amount of $25 million terminated without renewal.

Following further review and analysis after the end of the quarter, on November 9, 2016, the board of directors of the Company declared a deficiency dividend of $19,384,346, representing $1.33 for each common share, payable in a combination of cash and stock with an aggregate maximum payment of 20% of the deficiency dividend, or $3,876,869, in cash. The deficiency dividend is being paid by the Company in order for the Company to reduce its undistributed taxable income from 2013 and satisfy the REIT distribution requirements.  The undistributed taxable income primarily pertains to net gains realized on certain hedging transactions and the Company’s recent determination of an inability to offset such gains for federal income tax purposes with net capital losses realized on the sale of its underlying mortgage-backed securities.  To the extent the cash alternative is oversubscribed, each stockholder electing the cash alternative will receive a pro-rata amount of cash and stock with such cash component being no less than $0.27 per share.  The payment date is December 26, 2016.

In connection with this declaration, the Company has provisioned an amount of $1.86 million for interest charges expected to be paid to the IRS following the payment of the dividend.

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

Increased bank capital and liquidity constraints have adversely affected the willingness of broker-dealers and banks to issue, hold or finance private-label MBS. In turn, this has negatively impacted the market for cost-effective issuance of debt backed by prime jumbo mortgage loans, particularly since the middle of 2015. This environment has also limited the attractiveness of retaining in our investment portfolio the subordinated tranches of securitizations that we sponsor, especially when financing these with short term repo. In the absence of a profitable exit strategy either for the sale or securitization of these loans, and without a secure long-term source of financing with which to retain them on the balance sheet, due primarily to the FHFA’s Final Rule, the risk-return profile of the loan aggregation business is unattractive. Additionally, a combination of heightened capital charges and other regulatory restrictions continue (and in our view will continue for the foreseeable future) to impact the extent and cost of available financing from a number of traditional repo counterparties, especially for securitized credit. Consequently, we continue to believe that a credit-focused, leveraged investment strategy has become both less attractive, and more risky, than in the past.

For many of the same reasons, market conditions for the aggregation and securitization of residential mortgage loans have also become less attractive, and accordingly we determined as of August 1, 2016, that we would no longer aggregate prime jumbo mortgage loans and will effect securitizations off of our proprietary platform only on an opportunistic basis. We do not intend to maintain warehouse financing to acquire prime jumbo loans, but will maintain the ability of our taxable REIT subsidiary, FOAC, to concurrently buy and sell loans and otherwise sponsor securitizations. We currently estimate that through the reduction of personnel and other overhead expenses associated with our current prime jumbo business, over the next three to nine months we can generate annual cost savings of $2 million. We also intend to continue reviewing opportunities to reallocate capital into complimentary business sectors with positive fundamentals that do not rely on short-term repo financing. We are also continuing to review all aspects of our current and projected business infrastructure to identify opportunities for additional cost savings.

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

Third Quarter 2016 and Subsequent Events Summary

•	Absent the one-time provision for interest charges expected to be paid in connection with the fourth quarter deficiency dividend referenced below, we would have reported an economic gain on common equity of 1.7% comprised of a $0.05 decrease in net book value per share more than offset by the $0.18 dividend per common share. Inclusive of the provision, we reported a $0.18 decrease in net book value per share that was exactly offset by $0.18 dividend per common share.

•	We further reduced our Non-Agency RMBS exposure from $57.4 million at June 30, 2016 to $27.7 million at September 30, 2016; since quarter end, we have sold an additional $13.4 million in exposure, allowing us substantially to complete the reduction in our Non-Agency RMBS exposure.

•	We continued to redeploy the capital released from selling down our credit exposure into Agency RMBS, of which increased from $619.8 million as of June 30, 2016 to $702.0 million as of September 30, 2016. In order to minimize the potential impact of interest rate volatility, the increase was composed of purchases of Agency hybrid-ARMs.

•	On November 9, 2016, we declared a deficiency dividend of $19,384,346, or $1.33 per common share, payable in a combination of cash and stock, with an aggregate maximum payment of 20%, or $3,876,869, in cash. The deficiency dividend is being paid in order to reduce our undistributed taxable income from 2013 and in accordance with REIT rules and regulations, in connection with a recent determination of an inability to offset net gains realized on certain hedging transactions in 2013 against net capital losses realized on the sale of mortgage-backed securities. The dividend payment date is December 26, 2016, and we recorded a charge of $1.86 million in the third quarter for interest charges expected to be payable to the IRS following payment of the dividend.

FOAC and Changes to Our Residential Mortgage Loan Business

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

While we will continue to maintain our proprietary securitization platform, and thus our ability to opportunistically effect securitizations, we have (as noted earlier) determined to cease the aggregation of prime jumbo loans for the foreseeable future. We currently do not and do not intend to maintain warehouse financing to acquire prime jumbo loans. We estimate that through the reduction of personnel and other overhead expenses associated with our current prime jumbo business, we can generate annual cost savings of $2 million over the next three to nine months. We do not expect the projected changes to our mortgage loan business strategy to impact the existing MSRs that we own, or the securitizations we have sponsored to date.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

  As of September 30, 2016, we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights. While the Re-REMIC transactions described earlier have reduced our maximum exposure to loss from the two Multi-Family MBS trusts, we have determined that we remain the primary beneficiary of both trusts due to our ownership of first-loss tranches and related control rights under the Re-REMIC transactions.

We have elected the fair value option on the assets and liabilities held within each of the three trusts. We have also adopted early (see Note 2 to our Notes to our Condensed Consolidated Financial Statements at and for the periods ended September 30, 2016) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at September 30, 2016 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $24.0 million as of September 30, 2016 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis. The significant reduction in our net aggregate investment in the consolidated trusts compared with $117.6 million as of December 31, 2015, is the result of the two Multi-Family MBS Re-REMIC transactions and the de-consolidation of one residential mortgage loan securitization trust, all effected during the second quarter of 2016.

As of September 30, 2016, we had $2,305,574,444 of total assets on a GAAP basis, as compared to $2,498,366,661 as of December 31, 2015. A reconciliation of our net investment in the trusts with our condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016	December 31, 2015
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,271,754,540	$1,455,155,339
Multi-family securitized debt obligations (2)	$1,253,797,808	$1,369,124,789
Net investment amount of Multi-Family MBS trusts held by us	$17,956,732	$86,030,550
Residential mortgage loans held in securitization trusts, at fair value (1)	$153,858,101	$413,327,217
Residential securitized debt obligations (2)	$147,807,489	$381,791,476
Net investment amount of residential mortgage loan trusts held by us	$6,050,612	$31,535,741

(1)       Includes related receivables

(2)       Includes related payables

Five Oaks Insurance

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the new regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. At December 31, 2015, FOI had $49.7 million of secured FHLBI advances which as of March 15, 2016, had been fully repaid and replaced with repurchase agreements. On February 22, 2016 we initiated the redemption of FOI’s FHLBI stock which had a stated value of $2,403,000, and to date we have received substantially all of the redemption proceeds from FHLBI. On July 18, 2016, the State of Michigan Department of Insurance and Financial Services approved FOI’s order for voluntary dissolution. The termination of our membership effectively forecloses our ability to acquire prime jumbo mortgage loans and hold them for investment purposes rather than for sale or securitization.

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

  Having raised its target range for the federal funds rate to ¼ to ½ percent in December 2015, the Federal Reserve also indicated that it would likely contemplate additional rate increases in 2016 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. At further meetings on July 27, 2016, September 21, 2016 and November 2, 2016, the Federal Reserve decided against any additional rate increases, while stating that it would continue to reinvest principal payments from agency debt and agency mortgage-backed securities in mortgage-backed securities until policy normalization of the level of the federal funds rate was well under way. While the majority of market observers expect a rate rise in December, there remains considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates, based on renewed economic uncertainty in the US and globally, and this has contributed to persistent market volatility. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Although credit markets generally exhibited less volatility during the third quarter of 2016 than they had during the first half of the year,and we continued to reduce the amount of our Non-Agency RMBS investments, we expect that volatile market conditions combined with decreased liquidity across many credit markets may continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as the risk and return profiles of our business continue to change.

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

Investment Portfolio

On a GAAP basis, we had increased our overall investments in MBS from $754.4 million as of June 30, 2016 to $817.4 million as of September 30, 2016. Within this total, on a quarter-over-quarter basis we had increased our Agency RMBS from $619.8 million to $702.0 million, decreased our Non-Agency RMBS from $43.9 million to $22.7 million and increased our Multi-Family MBS from $90.6 million to $92.7 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments increased from $784.8 million as of June 30, 2016 to $840.4 million as of September 30, 2016. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a quarter-over-quarter basis we had increased our Agency RMBS from $619.8 million to $702.0 million, decreased our Non-Agency RMBS from $57.4 million to $27.7 million and increased our Multi-Family MBS from $107.6 million to $110.6 million. On a GAAP and non-GAAP basis, our investment in residential mortgage loans decreased from $12.9 million at June 30, 2016 to $9.3 million September 30, 2016.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of September 30, 2016 and December 31, 2015 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

September 30, 2016

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,491	$36	$-	$1,527	$20	$1,547	2.50%	1.89%
30 year fixed-rate	-	-	-	-	-	-	0.00%	0.00%
Hybrid RMBS	679,056	14,630	-	693,686	6,766	700,452	2.52%	2.11%
Total Agency RMBS	680,547	14,666	-	695,213	6,786	701,999	2.52%	2.11%

Non-Agency RMBS	25,691	(4,367)	(2,628)	18,696	(2,370)	16,326	0.70%	6.65%
Non-Agency MBS IO, fair value option	572,278	-	-	14,712	(8,335)	6,377	0.32%	12.53%
Total Non-Agency RMBS	597,969	(4,367)	(2,628)	33,408	(10,705)	22,703	0.34%	9.24%

Multi-Family MBS	19,205	(33)	-	19,172	756	19,928	5.35%	5.39%
Multi-Family MBS PO	100,908	(27,426)	-	73,482	(717)	72,765	0.00%	6.77%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS,	120,113	(27,459)	-	92,654	39	92,693	0.86%	6.49%

Residential Mortgage Loans	9,057	-	-	9,138	136	9,274	4.18%	4.14%

Total/Weighted Average (GAAP)	$1,407,686	$(17,160)	$(2,628)	$830,413	$(3,744)	$826,669	1.46%	2.91%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-

Non-Agency RMBS	4,345	(1,086)	-	3,259	20	3,279	3.76%	5.01%
Non-Agency MBS IO, fair value option	171,806	-	-	7,805	(6,075)	1,730	0.40%	8.81%
Total Non-Agency RMBS	176,151	(1,086)	-	11,064	(6,055)	5,009	0.48%	7.69%

Multi-Family MBS	8,197	(2,690)	-	5,508	722	6,230	2.78%	4.13%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	21,940	-	-	10,483	1,244	11,727	0.00%	0.00%
Total Multi-Family MBS,	30,137	(2,690)	-	15,991	1,966	17,957	0.75%	1.42%

Residential Mortgage Loans	-	-	-	-	-	-	-	-

Total/Weighted Average (GAAP)	$206,288	$(3,776)	$-	$27,055	$(4,089)	$22,966	0.52%	3.99%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,491	$36	$-	$1,527	$20	$1,547	2.50%	1.89%
30 year fixed-rate	-	-	-	-	-	-	0.00%	0.00%
Hybrid RMBS	679,056	14,630	-	693,686	6,766	700,452	2.52%	2.11%
Total Agency RMBS	680,547	14,666	-	695,213	6,786	701,999	2.52%	2.11%

Non-Agency RMBS	30,036	(5,453)	(2,628)	21,955	(2,350)	19,605	1.15%	6.41%
Non-Agency MBS IO, fair value option	744,084	-	-	22,517	(14,410)	8,107	0.34%	11.24%
Total Non-Agency RMBS	774,120	(5,453)	(2,628)	44,472	(16,760)	27,712	0.37%	8.85%

Multi-Family MBS	27,402	(2,722)	-	24,680	1,478	26,158	4.58%	5.11%
Multi-Family MBS PO	100,908	(27,426)	-	73,482	(717)	72,765	0.00%	6.77%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	21,940	-	-	10,483	1,244	11,727	0.00%	0.00%
Total Multi-Family MBS,	150,250	(30,148)	-	108,645	2,005	110,650	0.84%	5.74%

Residential Mortgage Loans	9,057	-	-	9,138	136	9,274	4.18%	4.14%

Total/Weighted Average (GAAP)	$1,613,974	$(20,935)	$(2,628)	$857,468	$(7,833)	$849,635	1.34%	2.94%

___________________________

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2015

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,750	$43	$-	$1,793	$(26)	$1,767	2.50%	1.90%
30 year fixed-rate	13,066	772	-	13,838	(329)	13,509	3.50%	2.65%
Hybrid RMBS	355,579	3,002	-	358,581	1,477	360,058	2.41%	2.38%
Total Agency RMBS	370,395	3,817	-	374,212	1,122	375,334	2.45%	2.39%

Non-Agency RMBS	116,955	(22,021)	(8,892)	86,042	(709)	85,333	1.37%	5.23%
Non-Agency MBS IO, fair value option	428,230	-	-	7,816	(1,042)	6,774	0.38%	9.33%
Total Non-Agency RMBS	545,185	(22,021)	(8,892)	93,858	(1,751)	92,107	0.59%	5.57%

Multi-Family MBS	19,303	(38)	-	19,265	(117)	19,148	5.35%	5.39%
Multi-Family MBS PO	119,527	(33,212)	-	86,315	(1,437)	84,878	0.00%	6.69%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS,	138,830	(33,250)	-	105,580	(1,554)	104,026	0.74%	6.45%

Residential Mortgage Loans	10,651	-	-	10,768	133	10,901	4.21%	4.21%

Total/Weighted Average (GAAP)	$1,065,061	$(51,454)	$(8,892)	$584,418	$(2,050)	$582,368	1.29%	3.67%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-

Non-Agency RMBS	27,206	(5,278)	-	21,928	124	22,052	3.90%	5.77%
Non-Agency MBS IO, fair value option	550,961	-	-	14,702	(7,386)	7,316	0.32%	7.67%
Total Non-Agency RMBS	578,167	(5,278)	-	36,630	(7,262)	29,368	0.49%	6.53%

Multi-Family MBS	32,103	(9,159)	-	22,944	2,739	25,683	2.67%	21.71%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS IO, fair value option	957,049	-	-	7,845	(1,036)	6,809	0.00%	19.10%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,867	53,538	0.00%	3.43%
Total Multi-Family MBS,	1,068,898	(9,159)	-	78,460	7,570	86,030	0.08%	10.34%

Residential Mortgage Loans	-	-	-	-	-	-	-	-

Total/Weighted Average (GAAP)	$1,647,065	$(14,437)	$-	$115,090	$308	$115,398	0.22%	9.13%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,750	$43	$-	$1,793	$(26)	$1,767	2.50%	1.90%
30 year fixed-rate	13,066	772	-	13,838	(329)	13,509	3.50%	2.65%
Hybrid RMBS	355,579	3,002	-	358,581	1,477	360,058	2.41%	2.38%
Total Agency RMBS	370,395	3,817	-	374,212	1,122	375,334	2.45%	2.39%

Non-Agency RMBS	144,161	(27,299)	(8,892)	107,970	(585)	107,385	1.85%	5.34%
Non-Agency MBS IO, fair value option	979,191	-	-	22,518	(8,428)	14,090	0.35%	8.25%
Total Non-Agency RMBS	1,123,352	(27,299)	(8,892)	130,488	(9,013)	121,475	0.54%	5.84%

Multi-Family MBS	51,406	(9,197)	-	42,209	2,622	44,831	3.68%	14.26%
Multi-Family MBS PO	119,527	(33,212)	-	86,315	(1,437)	84,878	0.00%	6.69%
Multi-Family MBS IO, fair value option	957,049	-	-	7,845	(1,036)	6,809	0.18%	19.10%
Multi-Family MBS PO, fair value option	79,746	-	-	47,671	5,867	53,538	0.00%	3.43%
Total Multi-Family MBS,	1,207,728	(42,409)	-	184,040	6,016	190,056	0.30%	8.11%

Residential Mortgage Loans	10,651	-	-	10,768	133	10,901	4.21%	4.21%

Total/Weighted Average (GAAP)	$2,712,126	$(65,891)	$(8,892)	$699,508	$(1,742)	$697,766	0.71%	4.57%

___________________________

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at September 30, 2016 do not include our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the three trusts is $24.0 million as of September 30, 2016. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2015 do not include our net investments in four Multi-Family MBS and prime jumbo residential mortgage securitization trusts; our maximum exposure to loss from consolidation of the four trusts was $117.6 million at December 31, 2015. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016 Fair Value	December 31, 2015 Fair Value
Less than one year	$216,719	$-
Greater than one year and less than five years	659,396,044	251,607,684
Greater than or equal to five years	180,747,323	435,256,830
Total	$840,360,086	$686,864,514

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of September 30, 2016, we had entered into repurchase agreements totaling $739.5 million, on a GAAP and non-GAAP basis, compared to $677.2 million at June 30, 2016. The increase was a result of the increase in the size of our investment portfolio during the three months ended September 30, 2016.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2016 to September 30, 2016 on a GAAP and non-GAAP basis:

Period ended September 30, 2016	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to September 30,2016	$575,394,657	739,500,000	766,790,000

As of September 30, 2016, we retained one warehouse facility with an aggregate borrowing limit of $25 million structured as a repurchase agreement secured by prime jumbo mortgage loans; this facility subsequently terminated on November 1, 2016. As of September 30, 2016, we had borrowings totaling $7.1 million on a GAAP and non-GAAP basis under this agreement, which were fully repaid prior to termination of the facility.  As addressed under “Overview” above, we will for the foreseeable future no longer aggregate prime jumbo mortgage loans, and do not intend to maintain financing capacity to do so.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for Mortgage loans held-for-sale for the period from January 1, 2016 to September 30, 2016 on both a GAAP and non-GAAP basis:

Period ended September 30, 2016	Repurchase Agreements for Mortgage loans held-for-sale
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to September 30,2016	$10,121,561	7,125,821	16,250,254

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

Interest rate hedging may continue to fail to protect or could adversely affect us because, among other things:

•	our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity; and

•	changes to our investment or risk management strategy may cause us to reduce the amount of our interest rate hedges at times of greater market volatility, which may in turn cause us to realize losses on such hedges

The following tables summarize our hedging activity as of September 30, 2016:

September 30, 2016

Expiration Year	Contracts	Notional		Fair Value
Eurodollar Futures Contracts (Short Positions)
2016	508	$508,000,000		$1,625
2017	2,385	2,385,000,000		(994,625)
2018	2,148	2,148,000,000		(1,904,500)
2019	822	822,000,000		(1,356,875))
2020	115	115,000,000		(359,613))
Total	5,978	$5,978,000,000	(1)	$(4,613,988)

(1)       The $5,978,000,000 total notional amount of Eurodollar futures contracts as of September 30, 2016 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between December 2016 and September 2020. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $716,000,000 as of September 30, 2016.

Stockholders’ Equity and Book Value Per Share

As of September 30, 2016, our stockholders’ equity was $149.6 million comprised of $37.2 million of preferred equity and $112.4 million of common equity, and our book value per common share was $7.70 on a basic and fully diluted basis. Our stockholders’ equity decreased by $2.6 million compared to our stockholders’ equity as of June 30, 2016, while book value per common share declined by 2.3% from the previous quarter-end amount of $7.88.  $1.9 million of the decline in stockholders’ equity related to the one-time provision for expected interest charges in connection with the deficiency dividend declared on November 9, 2016. Unrealized gains and losses on AFS securities (except those related to Non-Agency RMBS IOs) are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations as a component of other comprehensive income, or OCI.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2016:

Non-GAAP Basis	September 30, 2016
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans (2)	Unrestricted Cash(3)	Total
Market Value	$701,998,993	$110,648,488	$27,712,606	$13,341,497	$28,590,557	$882,292,141
Repurchase Agreements	(668,713,000)	(52,788,000)	(17,999,000)	(7,125,821)	-	(746,625,821)
Hedges	(2,980,326)	(1,633,662)	-	-	-	(4,613,988)
Other(4)	5,991,673	32,584	226,618	58,426	(1,835,847)	4,473,454
Restricted Cash	11,678,857	2,162,696	241,688	-	-	14,083,241
Equity Allocated	$47,976,197	$58,422,106	$10,181,912	$6,274,102	$26,754,710	$149,609,027
% Equity	32.1%	39.0%	6.8%	4.2%	17.9%	100.0%

___________________________

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.

2.	Includes MSRs with a fair value of $4,067,495.

3.	Includes cash and cash equivalents.

4.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of September 30, 2016, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of these consolidated securitization trusts, due to amortization of the loans underlying the trusts. In addition, for the three months and nine months ended September 30, 2016, both interest income on residential loans held in securitization trusts and interest expense on residential securitized debt obligations were reduced relative to the prior year periods due to de-consolidation of the JPMMT 2014-OAK4 trust during the second quarter of 2016.

The table below presents certain information from our Statement of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, respectively:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues:
Interest income:
Available-for-sale securities	$6,549,869	$5,460,965	$16,780,701	$19,020,504
Mortgage loans held-for-sale	121,892	499,335	411,199	1,790,362
Multi-family loans held in securitization trusts	14,466,946	16,794,338	44,597,652	51,679,542
Residential loans held in securitization trusts	1,582,090	4,641,887	9,143,343	15,573,046
Cash and cash equivalents	11,754	4,809	26,409	13,386
Interest expense:
Repurchase agreements - available-for-sale securities	(1,572,062)	(1,490,698)	(4,400,290)	(4,992,998)
Repurchase agreements - mortgage loans held-for-sale	(57,449)	(300,297)	(227,733)	(1,129,284)
Multi-family securitized debt obligations	(13,740,005)	(15,372,832)	(41,667,457)	(47,286,613)
Residential securitized debt obligations	(1,210,186)	(3,137,247)	(6,978,474)	(9,894,956)

Net interest income	6,152,849	7,100,260	17,685,350	24,772,989

Other-than-temporary impairments

Increase in credit reserves	(374,124)	(350,924)	(541,342)	(1,761,208)
Additional other-than-temporary credit impairment losses	(183,790)	-	(183,790)	(2,890,939)

Total impairment losses recognized through earnings	(557,914)	(350,924)	(725,132)	(4,652,147)

Other income:
Realized gain (loss) on sale of investments, net	(749,604)	1,464,308	(3,361,609)	1,834,151
Change in unrealized gain (loss) on fair value option securities	(958,995)	(393,685)	(3,569,744)	(625,958)
Realized gain (loss) on derivative contracts, net	(820,974)	(8,262,423)	(3,167,877)	(12,310,301)
Change unrealized gain (loss) on derivative contracts, net	3,340,600	1,631,907	(7,172,338)	782,901
Realized gain (loss) on mortgage loans held-for-sale	60,427	(13,666)	129,175	1,017,625
Change in unrealized gain (loss) on mortgage loans held-for-sale	(138,785)	539,456	(2,885)	496,297
Change in unrealized gain (loss) on mortgage servicing rights, fair value option	(204,505)	(488,247)	(1,243,240)	(756,558)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	930,312	1,804,190	(5,604,839)	5,644,774
Change in unrealized gain (loss) on residential loans held in securitization trusts	(764,599)	(1,323,697)	80,511	(7,655,902)
Other interest expense	(1,860,000)	-	(1,860,000)	-
Mortgage servicing income	258,458	64,962	726,011	121,500
Other income	3	33,374	26,811	59,985

Total other income (loss)	(907,662)	(4,943,521)	(25,020,024)	(11,391,486)

Expenses:
Management fee	623,525	703,167	1,873,486	2,119,571
General and administrative expenses	1,171,421	1,419,268	4,483,064	4,820,505
Operating expenses reimbursable to Manager	1,184,391	1,338,272	3,573,445	3,444,914
Other operating expenses	161,036	(20,377)	1,393,303	1,185,164
Compensation expense	50,544	64,207	144,431	187,202

Total expenses	3,190,917	3,504,537	11,467,729	11,757,356

Net income (loss) before provision from income taxes	$1,496,356	$(1,698,722)	$(19,527,535)	$(3,028,000)
(Provision for) benefit from income taxes	$-	$-	$-	$-
Net income (loss)	1,496,356	(1,698,722)	(19,527,535)	(3,028,000)
Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)
Net income (loss) attributable to common stockholders	$615,847	$(2,579,231)	$(22,159,279)	$(5,659,744)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$615,847	$(2,579,231)	$(22,159,279)	$(5,659,744)
Weighted average number of shares of common stock outstanding	14,600,193	14,724,750	14,601,306	14,721,635
Basic and diluted income (loss) per share	$0.04	$(0.18)	$(1.52)	$(0.38)
Dividends declared per share of common stock	$0.18	$0.30	$0.54	$1.05

Net Income Summary

For the nine months ended September 30, 2016, our net loss attributable to common stockholders was $22,159,279 or $1.52 basic and diluted net income per average share, compared with a net loss of $5,659,744 or $0.38 basic and diluted net income per share, for the nine months ended September 30, 2015.  The principal drivers of this net loss represent components of other income (loss) as discussed below.

For the three months ended September 30, 2016, our net income attributable to common stockholders was $615,847, or $0.04 basic and diluted net income per average share, compared with a net loss of $2,579,231, or $0.18 basic and diluted net income per share, for the three months ended September 30, 2015.  The principal drivers of this net income represent components of other income (loss) as discussed below.

Interest Income and Interest Expense

For the nine months ended September 30, 2016 and the nine months ended September 30, 2015, our interest income was $70,959,304 and $88,076,840 respectively. Our interest expense was $53,273,954 and $63,303,851, respectively, for the nine months ended September 30, 2016 and the nine months ended September 30, 2015. The period-over period decrease in interest income and interest expense was primarily a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended September 30, 2016 and the three months ended September 30, 2015, our interest income was $22,732,551 and $27,401,334, respectively. Our interest expense was $16,579,702 and $20,301,074 respectively, for the three months ended September 30, 2016 and the three months ended September 30, 2015.

Net Interest Income

For the nine months ended September 30, 2016 and the nine months ended September 30, 2015, our net interest income was $17,685,350 and $24,772,989, respectively, with the decrease primarily reflecting the reduced balances of the consolidated trusts noted above.

For the three months ended September 30, 2016 and the three months ended September 30, 2015, our net interest income was $6,152,849 and $7,100,260, respectively, with the decrease reflecting the reduced balances of the consolidated trusts noted above.

Other Income (Loss)

For the nine months ended September 30, 2016, we incurred a loss of $25,020,024, which primarily reflects the impact of volatile interest rates and investment sales particularly in the first half of the year, Re-REMIC transactions effected during the period and a one-time other interest expense provision, in turn generating net realized losses on sales of investments of $3,361,609, net unrealized losses on interest rate hedges of $7,172,338, net realized losses of $3,167,877 on interest rate hedges and net unrealized losses on mortgage servicing rights of $1,243,240. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,604,839, unrealized losses on mortgage loans of $2,885 and net unrealized losses on fair value option securities of $3,569,744. We also incurred a $1,860,000 other interest expense related to our 2013 deficiency dividend. These losses in aggregate more than offset net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $80,511, net realized gain on mortgage loans of $129,175, net mortgage servicing income of $726,011 and net other income of $26,811. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations.

For the nine months ended September 30, 2015, we incurred a loss of $11,391,486 which primarily reflects the impact of volatile interest rates during the third quarter, in turn generating net realized losses of $12,310,301 on interest rate hedges, net unrealized loss on mortgage servicing rights of $756,558 and net unrealized losses on fair value option securities of $625,958. Additionally, net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014_OAK1 Trusts were $7,655,902. These losses in aggregate more than offset unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,644,774, net realized gain on mortgage loans of $1,017,625, net realized gains on sales of investments $1,834,151, net unrealized gains on mortgage loans of $496,297, net unrealized gains on interest rate hedges of $782,901, net mortgage servicing income of $121,500 and net other income of $59,985. As noted above, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of OCI and as such are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations.

For the three months ended September 30, 2016, we incurred a loss of $907,662, which primarily reflects the impact of net realized losses on sales of investments of $749,604, net unrealized losses on fair value option securities of $958,995, net realized losses of $820,974 on interest rate hedges, unrealized losses on mortgage loans of $138,785, net unrealized losses on mortgage servicing rights of $204,505, net unrealized loss on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $764,599 and $1,860,000 other interest expense related to our 2013 deficiency dividend, which more than offset net unrealized gain on interest rate hedges of $3,340,600, realized gain on mortgage loans of $60,427, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $930,312 and net mortgage servicing income of $258,458.

For the three months ended September 30, 2015, we incurred a loss of $4,943,521, which primarily reflects the net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts of $1,323,697 net realized losses of $8,262,423 on interest rate hedges, net unrealized losses on fair value option securities of $393,685, net realized loss on mortgage loans held for sale of $13,666 and net unrealized loss on mortgage servicing rights of $488,247 which more than offset net realized gains on sales of investments of $1,464,308, net unrealized gain on interest rate hedges of $1,631,907, net unrealized gain on multi-family loans held in the 2011-K13 and 2012- KF01Trusts of $1,804,190, net unrealized gain on mortgage loans held for sale of $539,456, net mortgage servicing income of $64,962 and net other income of $33,374.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $1,873,486 for the nine months ended September 30, 2016 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $9,594,243, of which $3,573,445 was payable to our Manager and $6,020,798 was payable directly by us.

For the nine months ended September 30, 2015, we incurred management fees of $2,119,571 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $9,637,785, of which $3,444,914 was payable to our Manager and $6,192,871 was payable directly by us.

For the three months ended September 30, 2016, we incurred management fees of $623,525 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $2,567,392 of which $1,184,391 was payable to our Manager and $1,383,001 was payable directly by us.

For the three months ended September 30, 2015, we incurred management fees of $703,167 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,801,370 of which $1,338,272 was payable to our Manager and $1,463,098 was payable directly to us.

Our general and administrative expenses represent the cost of legal, accounting, auditing and consulting services and declined as a result of reduced expenses attributed to the consolidation trusts during both the nine month periods ended September 30, 2016 and 2015 at $4,483,064 and $4,820,505, respectively, as well as between the three month periods ended such date at $1,171,421 and $1,419,268, respectively.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and nine months ended September 30, 2016, we recognized $557,915 and $725,132, respectively in OTTI losses. For the three and nine months ended September 30, 2015, we recognized $350,924 and $4,652,147, respectively in OTTI losses. The OTTI recognized during the three and nine months ended September 30, 2016 reflected an increase in the Company’s credit loss expectations on certain Non-Agency RMBS with a fair value of $12,459,965 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $22,159,279 for the nine months ended September 30, 2016, after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 15.62 % on average stockholders' equity of $188,991,056.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the nine months ended September 30, 2016, our comprehensive loss attributable to common stockholders was $19,745,147, which included $2,414,131 in total OCI. This represents an annualized loss of 13.92% on average stockholders’ equity.

For the nine months ended September 30, 2015, our net loss attributable to common stockholders was $5,659,744 after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 3.99% on average stockholders' equity of $189,568,834. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our condensed consolidated statement of operations, but are instead a component of other comprehensive income, or OCI. For the nine months ended September 30, 2015, our comprehensive loss attributable to common stockholders was $4,286,128 which included $1,373,615 in OCI. This represented and annualized loss of 3.02% on average stockholders’ equity.

For the three months ended September 30, 2016, our net income attributable to common stockholders was $615,847 an annualized gain of 1.29 % on average stockholders' equity of $189,026,057.   For the three months ended September 30, 2016, our comprehensive gain attributable to common stockholders was $34,464, which included $581,383 in other comprehensive loss. This represents an annualized gain of 0.07% on average stockholders’ equity.

For the three months ended September 30, 2015, our net loss attributable to common stockholders was $2,579,231 after accounting for preferred stock dividends of $880,509, representing an annualized loss of 5.40 % on average stockholders' equity of $189,415,458. For the three months ended September 30, 2015, our comprehensive loss attributable to common stockholders was $2,010,767 which included $568,464 in other comprehensive gain. This represented an annualized loss of 4.21% on average stockholders’ equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Non-Agency and Agency RMBS, Multi-Family MBS and residential mortgage loans. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2016, we had unrestricted cash and cash equivalents of $28.6 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $25.5 million as of June 30, 2016.

As of September 30, 2016, net proceeds from repurchase agreements related to available-for-sale securities totaled $739.5 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 0.88%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. Repurchase agreements related to held-for-sale mortgage loans totaling $7.1 million on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 2.88 % which we used to finance the acquisition of prime jumbo mortgage loans. After factoring in unrestricted cash and cash equivalents, we generally target a debt-to-equity ratio with respect to our Agency RMBS and residential mortgage loans of six to nine times, between one and two times when acquiring Legacy Non-Agency RMBS and between one and three times when acquiring Multi-Family MBS or New Issue Non-Agency RMBS. As of September 30, 2016, we had an overall debt-to-equity ratio of 5.0:1 on a GAAP and non-GAAP basis, compared to 4.5:1 as of June 30, 2016. The increase is due primarily to the portfolio reallocation in favor of Agency RMBS described earlier. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2016, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 13 of these lenders totaling $739.5 million, on a GAAP and non-GAAP basis.  Additionally, as of September 30, 2016, for our held-for-sale mortgage loans we had one master repurchase agreement with an investment banking firm and had outstanding borrowings thereunder totaling $7.1 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of September 30, 2016, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 50%, and the weighted average haircut was 7.57% as of September 30, 2016. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended September 30, 2016, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of September 30, 2016, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of September 30, 2016, the fair value of these non-recourse liabilities aggregated to $1,396,571,654 and they are excluded from discussion and analysis of our leverage.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2016 to September 30, 2016.

The following table summarizes our contractual obligations for borrowings under repurchase agreements at September 30, 2016:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	$739,500	739,500	-	-	-
Repurchase agreements related to held-for-sale mortgage loans	$7,126	7,126
Total contractual obligations (1)	$746,626	746,626	-	-	-

(1)	We exclude multi-family securitized debt obligations, residential securitized debt obligations and related interest expense from the contractual obligations disclosed in the table above as this debt is non-recourse to us, is not cross-collateralized and must be satisfied exclusively from the proceeds of the respective multi-family mortgage loans or residential mortgage loans and related assets held in the securitization trusts.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On September 16, 2016, we announced that our board of directors declared monthly cash dividend rates for the fourth quarter of 2016 of $0.06 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of September 30, 2016 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	September 30, 2016
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	10	9	33
Carrying Value/ Estimated Fair Value	$27,712,606	$110,648,488	$701,998,993
Amortized Cost	$44,472,420	$108,644,608	$695,212,658
Current Par Value	$774,119,925	$150,249,893	$680,547,372
Carrying Value to Current Par	3.6%	73.6%	103.2%
Amortized Cost to Current Par	5.7%	72.3%	102.2%
Net Weighted Average Coupon	0.37%	0.84%	2.52%
3 Month CPR (3)	28.4	NA	13.8

Non-Agency RMBS Characteristics

	September 30, 2016(1)
Collateral Attributes:	Legacy	Prime Jumbo New Issue
Weighted Average Loan Age (months)	114	26
Weighted Average Original Loan-to-Value	70.6%	67.1%
Weighted Average Original FICO (4)	690	766
Weighted Average Loan Size	410.7	840.6

Current Performance:
60+ Day Delinquencies	25.6%	0.4%
Average Credit Enhancement (5)	0.0%	15.1%

	September 30, 2016(1)
Coupon Type	Carrying Value	% of Non-Agency RMBS
Fixed Rate	$11,386,318	41.1%
Adjustable Rate	$16,326,288	58.9%

Collateral Type
Prime	$11,386,318	41.1%
Alt-A	$13,651,485	49.3%
Subprime	$2,674,803	9.7%

Loan Origination Year
Post-2011	$11,386,318	41.1%
2007	$13,651,485	49.3%
2006	$2,674,803	9.7%

___________________________

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at September 30, 2016 on a combined, non-GAAP basis.

2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at September 30, 2016 on a combined, non-GAAP basis.

3.	Three - month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payments structure of each underlying security.

4.	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

5.	Average credit enhancement remaining on our Non -Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral

The following table presents the rating of our Non-Agency RMBS at September 30, 2016, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$8,107,885	29.3%
Rated BBB	$-	0.0%
Rated BB	$-	0.0%
Rated B -	$-	0.0%
Rated CCC -	$-	0.0%
Rated CC	$2,674,803	9.7%
Not Rated	$16,929,918	61.1%

___________________________

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at September 30, 2016 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$12,388,960	44.7%
Florida	$1,590,548	5.7%
Washington	$1,551,189	5.6%
New York	$1,364,158	4.9%
New Jersey	$1,037,174	3.7%

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

The following table presents the rating of our Multi-Family MBS at September 30, 2016, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated BBB	$19,927,028	18.0%
Rated BBB-	$11,931,421	10.8%
Rated BB-	$60,833,307	55.0%
Not Rated	$17,956,732	16.2%

Weighted Average Life Breakdown	Carrying Value

Less than one year	$216,719
Greater than one year and less than five years	$659,396,044
Greater than or equal to five years	$180,747,323

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2016.

September 30, 2016

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-63.63%	-0.26%
+0.50%	-31.82%	0.07%
-0.50%	31.82%	-0.43%
-1.00%	47.70%	-0.53%

___________________________

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2016. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at September 30, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2016, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as September 30, 2016. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, as a result of the material weaknesses described below.

In connection with our recent determination of an inability to offset net gains realized on certain hedging transactions in 2013 for federal income tax purposes with net capital losses realized in 2013 on the sale of certain securities, during the period ended September 30, 2016 management and our Audit Committee identified a material weakness in our internal control over financial reporting. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we have declared on November 9, 2016, and will pay in the fourth quarter of 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. We also recorded a charge of $1.86 million in the third quarter for interest charges expected to be payable to the IRS following the payment of the dividend. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee have concluded that remediation measures additional to those noted below are necessary to enhance our control environment. Such measures are expected to include use of the tax accounting capabilities of the more robust accounting system that we have contracted to use as disclosed in our 2015 10-K, and the use of additional tax and legal review of material REIT tax matters. We cannot currently estimate when such additional remediation will be complete, nor can we currently ascertain whether additional actions will be required, or the costs thereof.

In connection with the preparation of our financial statements for inclusion in Form 10-K for the year ended December 31, 2015, or our 2015 10-K, management and our Audit Committee identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Such material weakness did not result in any misstatements in our audited consolidated financial statements included in our 2015 10-K, but did require adjustments during the 2015 annual audit with respect to net income (loss) attributable to common stockholders, total other comprehensive income, and basic and diluted income (loss) per share in our preliminary 2015 consolidated financial statements, and required the restatement of the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and September 30, 2015, originally included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2015, respectively (as described in detail in Note 20 to the audited consolidated financial statements included in our 2015 10-K).

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

As disclosed in our 2015 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at December 31, 2015 even if the material weakness described above did not exist by reason of the inadvertent omission of financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our 10-K for the year ended December 31, 2014. Our management has concluded as of September 30, 2016 that the remediation measures to address this ineffectiveness, as described in our 2015 10-K, have been fully implemented and accordingly that our disclosure controls and procedures would have been effective at September 30, 2016 were it not for the material weaknesses described above.

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

Item 1A. Risk Factors

Concurrently with the preparation of our financial statements for inclusion in our Quarterly Report on Form 10-Q for the period ended September 30, 2016, or our 3Q 10-Q, we have identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in internal controls or significant deficiencies in the future. If we fail to remediate the identified material weakness and an additional material weakness earlier identified in the preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ended December 31, 2015, or our 2015 10-K, or if we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, because of our status as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until after December 31, 2018.

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

Concurrently with the preparation of our financial statements for inclusion in our 3Q 10-Q, our Audit Committee determined that we had a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed by our nationally recognized tax consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we have declared on November 9, 2016, and will pay in the fourth quarter of 2016, a deficiency dividend to reduce our undistributed taxable income from 2013 and to maintain retroactively our satisfaction of REIT distribution requirements. Our tax adviser had prepared our 2013 tax return by offsetting net gains realized on certain hedging transactions in 2013 for federal income tax purposes with net capital losses realized in 2013 on the sale of certain securities. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements.

Earlier, in connection with the preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ended December 31, 2015, or our 2015 10-K, our Audit Committee had determined that we had a material weakness in our internal control over financial reporting, or our 2015 10-K material weakness. The 2015 10-K material weakness consisted of the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations. The error was identified as the result of ongoing review of financial statement data, and resulted from the Company’s failure to timely notify its third party accounting services provider of the discrepancy between the reporting generated and that required by GAAP. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015.

As a consequence of the 2015 10-K material weakness, management concluded that our internal control over financial reporting, and consequently our disclosure controls and procedures, were not effective as of December 31, 2015, nor were they effective (notwithstanding management’s prior conclusions to the contrary) for the quarters ended June 30, 2015 and September 30, 2015. In addition, we inadvertently omitted financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 10-K. Although it was the initial determination of our management that such omission was an immaterial deficiency in our disclosure controls and procedures, after consultation with the Staff of the SEC on this matter, our principal executive officer and our principal financial officer concluded that (notwithstanding their prior conclusions to the contrary) such omission rendered our disclosure controls and procedures ineffective for the year ended December 31, 2014, and for all quarterly periods during 2015 (this revised conclusion of ineffective disclosure controls and procedures for all quarters of 2015 would apply even if the material weakness which impacted the second and third quarters of 2015, as described above, did not exist). Management’s revised conclusions with respect to our disclosure controls and procedures (for the year ended December 31, 2014, and all quarterly periods during 2015), are set forth in Item 9A of our 2015 10-K.

When taken together with the material weakness described below, our management has concluded that remediation measures additional to those noted below are necessary to enhance our control environment. Such measures are expected to include use of the tax accounting capabilities of the more robust accounting system that we have contracted to use as disclosed in our 2015 10-K, and the implementation of additional procedures for evaluating issues and positions proposed and analysis undertaken by independent professional consultants that are adopted by us, including the use of additional tax and legal opinions or guidance regarding material REIT tax matters. We cannot currently estimate when such additional remediation will be complete, nor can we currently ascertain whether additional actions will be required, or the costs thereof.

We also continue to be actively engaged in implementing a remediation plan designed to address the 2015 10-K material weakness in our internal control over financial reporting, to improve the design of such controls. We have instituted additional procedures to ensure that any fair value option security cannot be booked by our third party accounting services provider without affirmative income recognition identification, including the appropriate accounting treatment, from the Company. We have also contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions we enter into. We are also in the process, with the assistance of an internationally recognized accounting firm, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. However, a control system, no matter how well designed, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. In addition, we cannot assure you that our remedial measures will be sufficient to eliminate the material weakness that have been identified, or to prevent future material weaknesses or significant deficiencies from occurring. We also cannot assure you that we have identified all of our existing material weaknesses and disclosure controls and procedures deficiencies.

We had earlier implemented measures then-designed to remediate a previous material weakness and two significant deficiencies in our internal control over financial reporting identified by our independent registered public accounting firm prior to the filing of our registration statement on Form S-11 for our IPO, and in connection with the preparation of our earlier financial statements as of and for the period from May 16, 2012 (commencement of operations) to July 31, 2012. The earlier material weakness was fully remediated at December 31, 2013 and the two previous significant deficiencies were fully remediated by December 31, 2014. Additionally our principal executive officer and principal financial officer had concluded that as of December 31, 2015 our disclosure controls and procedures were ineffective for the year ended December 31, 2014 and for all quarterly periods during 2015 by reason of our inadvertent omission of financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our Annual Report on Form 10-K for the year ended December 31, 2014. This ineffective disclosure control and procedure was fully remediated in the first quarter of 2016.

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

Although we are not aware of any cyber incident, we continually re-evaluate our Risk Factor presentations and have determined in light of well publicized, on-going cybersecurity issues generally to expand and further clarify our cybersecurity risk factor so that it reads as follows.

The occurrence of cyber incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources or those of our third party service providers. A cyber incident may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include private data exposure, disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of the risk of a cyber incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

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

FIVE OAKS INVESTMENT CORP.

Dated: November 9, 2016	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: November 9, 2016	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith