Form 10-K
period 2016-12-31
Five Oaks Investment Corp.
filed 2017-03-16
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $61.5 million based on the closing sales price on the New York Stock Exchange on June 30, 2016.

As of March 15, 2017, the registrant had outstanding 17,539,258 shares of common stock, $0.01 par value.

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

•      “Agency RMBS” means mortgage-backed securities that are collateralized by residential mortgages, or RMBS, whose principal and interest payments are guaranteed by Ginnie Mae or a U.S. Government-sponsored entity, or GSE, such as Freddie Mac or Fannie Mae. These securities may be either “pass through” securities, where cash flows from the underlying mortgage loan pool are paid to holders of the securities on a pro rata basis, or securities structured from “pass through” securities, as to which cash flows are redirected in various priorities, which we refer to as a collateralized mortgage obligation.

•      “ARMs” means adjustable-rate residential mortgage loans.

•      “Company,” “we,” “us,” or “our” refers to Five Oaks Investment Corp., together with its wholly owned, subsidiaries, Five Oaks Acquisition Corp., Five Oaks Insurance LLC, Oaks Funding LLC, Oaks Funding II LLC and Oaks Holding I LLC unless we specifically state otherwise or the context indicates otherwise.

•      “credit enhancement” means techniques to improve the credit ratings of securities, including overcollateralization, creating retained spread, creating subordinated tranches and insurance.

•      “FHFA” means the Federal Housing Finance Agency.

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

•      “Oak Circle” or “our Manager” means Oak Circle Capital Partners LLC.

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

 ii

PART I

ITEM 1. BUSINESS

General

We are a Maryland corporation that, with its subsidiaries, is focused on investing on a leveraged basis in mortgage-backed securities, or MBS, and other real estate-related assets. We were formed in March 2012 and commenced operations in May 2012; we completed our initial public offering, or our IPO, in March 2013. Our common stock is traded on the New York Stock Exchange, Inc., or the NYSE, under the symbol “OAKS” and our Series A Preferred Stock is traded on the NYSE under the symbol “OAKS-PRA”. For information regarding our subsidiaries and their operations as well as for the geographical concentrations of the mortgage loans underlying certain of our assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our consolidated financial statements.

2016 and Subsequent Events

•	We reported an economic loss on common equity of 16.0%, comprised of a $3.58 decrease in net book value per share that more than offset a $2.04 dividend per common share.

•	We continued the reduction of Non-Agency RMBS exposure from $121.5 million at December 31, 2015 to $12.8 million at December 31, 2016 (on a non-GAAP, combined basis); since year end, we have sold $7.6 million of the remaining exposure, substantially completing our reduction in Non-Agency RMBS exposure.

•	We continued to redeploy the capital released from selling down our credit exposure into Agency RMBS, which increased from $375.3 million at December 31, 2015 to $790.2 million. In order to minimize the potential impact of interest rate volatility, the increase was composed of purchases of Agency hybrid-ARMs.

•	With effect from August 1, 2016, we ceased to aggregate prime jumbo mortgage loans, and no longer maintain warehousing facilities to fund loan purchases. The reduction in personnel and related business infrastructure expenses of the prime jumbo business will be substantially complete by March 31, 2017.

•	On April 25, 2016, we effected a re-securitization of certain first loss Multi-Family MBS securities backed by Freddie Mac K Certificates with a certificate principal balance of $32.1 million, permitting the repayment of all related repurchase agreement financing. Additionally, on April 21, 2016, we sold first loss securities from another Freddie Mac K Series transaction with a certificate balance of $79.7 million, plus related interest-only securities, permitting the repayment of all related repurchase agreement financing.

•	On November 9, 2016, we declared a deficiency dividend of $19,384,684, or $1.33 per common share, paid in a cash distribution of $3,878,042 and a stock distribution of 2,936,864 common shares at a share price of $5.28. The deficiency dividend was paid in order to reduce our undistributed taxable income from 2013 and in accordance with REIT rules and regulations, in connection with a determination of an inability to offset net gains realized on certain hedging transactions in 2013 against net capital losses realized on the sale of mortgage-backed securities. We recorded a charge of $1.86 million in the third quarter for interest charges expected to be payable to the IRS in the first quarter of 2017. On March 8, 2017, we paid an amount of $2.01 million to the IRS, and will record an additional interest charge of $0.15 million in the first quarter.

Investment Strategy

 From our IPO in March 2013 until the second quarter of 2015, we implemented a strategy of transitioning to an operating company focused on credit while maintaining a relative value investment approach across the whole residential mortgage market. Beginning in the second half of 2015, we have made and intend to continue to make adjustments to our investment strategy discussed below. In particular, we have sought to simplify our business model by ceasing the aggregation of residential mortgage loans, substantially reducing our Non-Agency RMBS exposure, increasing our Agency RMBS exposure, and reducing expenses.

Increased bank capital and liquidity constraints have adversely affected the willingness of broker-dealers and banks to issue, hold or finance private-label MBS. In turn, this has negatively impacted the market for cost-effective issuance of debt backed by prime jumbo mortgage loans, particularly since the middle of 2015. This environment also limited the attractiveness of retaining in our investment portfolio the subordinated tranches of securitizations that we sponsor, especially when financing these with short term repurchase agreements. In the absence of a profitable exit strategy either for the sale or securitization of these loans, and without a secure long-term source of financing with which to retain them on the balance sheet, due primarily to the FHFA’s final rule discussed below, we had determined in the second quarter of 2016 that the risk-return profile of the loan aggregation business is not attractive. Additionally, a combination of heightened capital charges and other regulatory restrictions continue (and in our view will continue for the foreseeable future) to impact the extent and cost of available financing from a number of traditional repurchase agreement counterparties, especially for securitized credit. Consequently, we continue to believe that a credit-focused, leveraged investment strategy remains both less attractive, and more risky, than in the past.

For many of the same reasons, we determined in the second quarter that market conditions for the aggregation and securitization of residential mortgage loans had also become less attractive, and accordingly we determined as of August 1, 2016 that we would no longer aggregate prime jumbo mortgage loans and will effect securitizations off of our proprietary platform only on an opportunistic basis. We no longer maintain warehouse financing to acquire prime jumbo loans, but intend to utilize Five Oaks Acquisition Corp., or FOAC, our taxable REIT subsidiary, or TRS, to concurrently buy and sell loans and otherwise sponsor securitizations. We currently expect that we will realize annualized cost savings of approximately $2 million during 2017 through the reduction of personnel and other overhead expenses associated with our prime jumbo business. We also intend to continue reviewing opportunities to reallocate capital into complimentary business sectors with positive fundamentals that do not rely on short-term repurchase agreement financing. We intend to continue to review all aspects of our current and projected business infrastructure to identify opportunities for additional cost savings.

Our objective is to provide attractive cash flow returns over time to our investors, while implementing our investment strategy. To achieve these objectives, we currently invest in the following assets:

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities.

•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS

•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity; and

•	Other mortgage-related investments, including mortgage servicing rights, or MSRs

We finance our current investments in Agency RMBS, Multi-Family MBS and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding and hedging these investments.

Our Available-for-Sale Portfolio

As of December 31, 2016, our portfolio was comprised of 90.5% Agency RMBS, 8.4% Multi-Family MBS, 0.9% Non-Agency RMBS and 0.3% residential mortgage loans on a United States generally accepted accounting principles, or GAAP, basis, or 88.1% Agency RMBS, 10.2% Multi-Family MBS including our net investment in Multi-Family securitization trusts, 1.4% Non-Agency RMBS including our net investment in residential mortgage loan securitization trusts and 0.3% residential mortgage loans on a non-GAAP basis As further described below, as of December 31, 2016, we have determined that we were the primary beneficiary of two Multi-Family MBS securitization trusts and one residential mortgage loan securitization trust, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction. Although our consolidated balance sheet at December 31, 2016 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Furthermore, we are only exposed to the risk of loss on our net investment in the trusts. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and residential mortgage loan securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the U.S. Securities and Exchange Commission, or the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our MBS in the same way that we assess our portfolio and such assets.

Prime Jumbo Residential Whole Loans

In June 2013, we established FOAC as our TRS to increase the range of our investments in mortgage-related assets. To date, FOAC has aggregated mortgage loans primarily for sale into securitization transactions, with the expectation that we would purchase the subordinated tranches issued by the related securitization trusts, and that these will represent high quality credit investments. Residential mortgage loans for which FOAC owns the MSRs are directly serviced by one or more licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

While we will continue to maintain our proprietary securitization platform, and thus our ability to opportunistically effect securitizations, we have (as noted earlier) determined to cease the aggregation of prime jumbo loans for the foreseeable future. We currently do not and do not intend to maintain warehouse financing to acquire prime jumbo loans. We estimate that through the reduction of personnel and other overhead expenses associated with our current prime jumbo business, we can generate annual cost savings of $2 million; we expect that substantially all of these reductions will have been completed by March 31, 2017. We do not expect the projected changes to our mortgage loan business strategy to impact the existing MSRs that we own, or the securitizations we have sponsored to date.

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

Financing Strategy

We use leverage to seek to increase potential returns to our stockholders by borrowing against existing assets through short-term repurchase agreements, and in the future we may utilize longer-term secured financings, in each case, using the proceeds to acquire additional assets. Financing of Agency RMBS, Multi-Family MBS and Non-Agency RMBS is generally available through, among other vehicles, short-term repurchase agreements. Haircuts or the discount attributed to the value of securities sold under repurchase agreements, average between 5% and 40% across all our borrowing facilities, and an average of 6.8%, as of December 31, 2016, depending on the specific security used as collateral for such repurchase agreements.

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

Our Manager is majority owned by its employees (including all of our officers) with a minority stake held by XL Global Inc, an indirect wholly owned subsidiary of XL Group Ltd (NYSE: XL). XL Group Ltd, through its wholly owned subsidiaries, is a global insurance and reinsurance company with total assets of approximately $58.4 billion and shareholders equity of approximately $13.0 billion as of December 31, 2016. As of March 1, 2017, XL Investments Ltd, together with XL Global, Inc, owned 23.1% of our common stock (or 36.7% after giving effect to the exercise of warrants owned by XL Investments Ltd in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)).

Competition

We operate in a highly competitive market for available financing facilities and investment opportunities. Our profitability depends, in large part, on our ability to acquire RMBS, Multi-Family MBS and other mortgage related investments at favorable prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, hedge funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Some competitors have a lower cost of funds and access to funding sources (including the FHLB system) that are not available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

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

Taxable income generated by our TRS is subject to regular corporate income tax. For the fiscal year 2016, our TRS did not generate any taxable income.

Qualification as a REIT

Continued qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Income Tests. In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions” (as defined herein), discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), rents from real property, dividends received from other REITs, and gains from the sale of designated real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from “prohibited transactions”, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

Asset Tests. At the close of each calendar quarter, we must also satisfy five tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of designated real estate assets, cash, cash items, U.S. Government securities and, under some circumstances, stock or debt instruments purchased with new capital. Second, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value (the “10% of value asset test”) or voting power. The 5% and 10% asset tests do not apply to securities that qualify under the 75% asset test or to securities of a TRS and qualified REIT subsidiaries, and the 10% of value asset test does not apply to “straight debt” having specified characteristics and to certain other securities. Fourth, the aggregate value of all securities of TRSs that we hold may not exceed 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets. Fifth, not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs to the extent those debt instruments would not be real estate assets but for the inclusion of debt instruments of publicly offered REITs in the meaning of real estate assets.

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

Ownership. In order to maintain our REIT status, we must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of our outstanding shares be owned by five or fewer “individuals” (as defined for this purpose to include certain trusts and foundations) during the last half of our taxable year. The “more than 100 shareholders” rule requires that we have at least 100 shareholders for at least 335 days of a taxable year. Failure to satisfy either of these rules would cause us to fail to maintain our qualification for taxation as a REIT unless certain relief provisions are available.

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. Our corporate headquarters are located at 540 Madison Avenue, 19th Floor, New York, NY 10022 and our telephone number is (212) 257-5073. As of December 31, 2016, we had three executive officers, all of whom were furnished by our Manager. We have no employees.

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

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov .

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

A significant number of the mortgages underlying our Non-Agency RMBS are concentrated in certain geographic areas. For example, we have significantly higher exposure in California, Washington, Massachusetts and Texas, (See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K). Certain markets within these states (particularly California) experienced significant decreases in residential home values during the financial crisis of 2007-2008 and the years thereafter. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency RMBS. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of re-performing loans and the loans underlying our Non-Agency RMBS. This could, in turn, have a material adverse effect on our credit loss experience on our Non-Agency RMBS in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our re-performing loan investments or the mortgages underlying our Non-Agency RMBS were to occur.

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

Following the 2007-2008 financial crisis, the U.S. Government and U.S. Federal Reserve, or the Fed, took unprecedented actions to stabilize the market for mortgage-related investments along with the broader economy. Such intervention has previously included maintenance of a near-zero target of the federal funds rate by the U.S. Federal Reserve, or the Fed; U.S. Government programs, such as the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program, or HARP; and quantitative easing, or QE, which was an open-ended program designed to expand the Fed’s holdings of long-term securities by purchasing Agency RMBS. and long-term Treasury bonds. Beginning in early 2014, the Fed gradually reduced its purchases of both Agency RMBS and Treasury bonds, and in October 2014 ended its purchase program under its third round of quantitative easing, or QE3 (although it is still reinvesting principal and interest it receives on the Agency RMBS and U.S. Treasuries held in its portfolio).

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

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, Congress, the Obama Administration and various regulatory agencies have taken numerous actions intended to stabilize and restructure the financial system. Members of the Trump Administration have announced an intent to vary a number of these actions. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, there may be broad adverse market implications, and our business may be adversely affected.

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

Furthermore, the new regulation of over-the-counter derivatives and the inclusion of swaps as an investment that can cause a pooled investment vehicle to be a commodity pool would require us to register with and be regulated by the U.S. Commodity Futures Trading Commission, or the CFTC, as a commodity pool operator, or CPO, unless an exemption or other relief is available. Our Manager relies for relief from registration as a CPO based on a no-action letter issued on December 7, 2012 (the “No Action Letter”) by the CFTC staff that is applicable to CPOs of mortgage REITs, subject to complying with certain criteria. Further, advisors to commodity pools, which could potentially include our Manager, are required to register as commodity trading advisors, or CTAs, unless exemptive, no-action or similar relief is available. We believe such relief is available to our Manager on the basis of the No-Action Letter and existing regulations of the CFTC. If in the future our Manager does not meet the conditions set forth in the No-Action Letter for relief from registration as a CPO, the relief provided by the No-Action letter from registration as a CPO becomes unavailable for any other reason, or our belief regarding the availability of relief from registration as a CTA proves incorrect, and we or our Manager are unable to rely upon or obtain other exemptions from registration as a CPO or CTA, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business, the interest-rate risk associated with our investments may increase, our investment performance may be adversely affected or the cost associated with employing other kinds of hedges against interest rate fluctuations could be higher. Alternatively, our Manager may be required to register as a CPO. If our Manager is required to and does register as a CPO, we nevertheless expect it to remain exempt from registration as a CTA with the CFTC because its advisory activities would relate only to its activities as CPO of the company. The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs and CTAs, including record keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Complying with these requirements could increase our expenses and negatively impact our business, financial condition, results of operations and our ability to make distributions to our stockholders. It may also be difficult to comply with the reporting and disclosure requirements with respect to the kinds of products that we offer.

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

On December 16, 2015, the Fed increased its target range for the federal funds rate to 1/4 to 1/2 percent, on December 14, 2016 increased the target range to 1/2 to 3/4 percent, and on March 15, 2017, further increased the target range to 3/4 to 1 percent, while indicating that it would likely contemplate additional rate increases in 2017 and beyond. While the timing of the expected increases in short-term rates remains data dependent, any resultant flattening in the yield curve could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The current Treasury Secretary has created additional uncertainty by expressing support for ending government control of Fannie Mae and Freddie Mac, but varying his previous statements during his confirmation hearing. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could redefine what constitutes an agency security and could have broad adverse implications for the market and our business, financial condition, results of operations and our ability to make distributions to our stockholders. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our existing Agency RMBS could be adversely impacted.

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

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and the current Treasury Secretary has indicated that the relationship may change again in the future. Future legislation that further changes the relationship between Fannie Mae and Freddie Mac and the U.S. Government could also nationalize, privatize or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in Agency RMBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Future legislation may, among other things, revoke the charters of Fannie Mae and Freddie Mac, and we could be adversely affected if these proposed laws were enacted.

Bills calling for the revocation of the charters of Fannie Mae and Freddie Mac and seeking to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government- guaranteed MBS have been introduced in both the House and the Senate. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of our Agency RMBS guaranteed by Fannie Mae and Freddie Mac. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. Government and the spreads at which they trade. The foregoing could adversely affect the pricing, supply, liquidity and value of our target assets and otherwise adversely affect our business, operations and financial condition.

Certain of the mortgage loans underlying the RMBS assets may be subject to the new “know before you owe” TRID disclosures.

Mortgage loans underlying the RMBS assets may be subject to the CFPB’s Know Before You Owe TILA – RESPA Integrated Disclosure, or TRID, rule, which became effective for mortgage loans whose applications were received on or after October 3, 2015. The purpose of the TRID rule was to reconcile overlapping disclosure obligations under TILA and the Real Estate Settlement Procedures Act, or RESPA, and to provide for integrated closing disclosure and loan estimate forms that would satisfy those requirements under both TILA and RESPA.

Regular instances of potential non-compliance with the TRID rule have been reported in the marketplace since it became effective. Certain TILA-based disclosure provisions of the TRID rule carry assignee liability. Violations of the TILA-based disclosure provisions of the TRID rule are limited in individual actions to actual damages, statutory damages for certain violations of not more than $4,000 per mortgage loan plus attorney’s fees and court costs, and can potentially result in liability for assignees where the violation is apparent on the face of the disclosure and the assignment was voluntary. While the statute of limitations under TILA is generally one year from the date of origination for most TRID violations, mortgagors may raise a violation of the TRID rules as a matter of defense by recoupment or set-off to an action to collect the debt beyond the one year period, if permitted by state law. Further, for certain mortgage loans, while not changed by TRID requirements, TILA’s right of rescission may be extended to three years from consummation if there are errors in certain “material disclosures” such as the required disclosures of finance charges and payment schedule, which are contained within the TRID closing disclosure.

Although the TRID rule provides for multiple mechanisms to cure certain errors in the closing disclosure, uncertainties remain as to liability for violating other requirements in the closing disclosure and in the loan estimate, including violations that may not be expressly covered by the cure mechanisms of the TRID rule. On December 29, 2015, the Director of the CFPB released a letter that provides informal guidance with respect to some of these uncertainties (the “CFPB Director’s Letter”). The CFPB Director’s Letter is not binding upon the CFPB, any other regulator or the courts and does not necessarily reflect how courts and regulators, including the CFPB, may view liability for TRID violations in the future.

On July 29, 2016, the CFPB proposed amendments to the TRID rule, or the Proposed Rule. Comments on the Proposed Rule were due by October 18, 2016. The CFPB stated in its Proposed Rule that it does not intend to further clarify the curative provisions contained in TRID, and the Proposed Rule does not address any TILA liability issues. No assurance can be given that the results of any final rulemaking by the CFPB will clarify the ambiguities of the requirements of the TRID rule, or that future CFPB rulemaking, if any, will be consistent with the CFPB Director’s Letter.

Various state and local jurisdictions may adopt similar or more onerous provisions in the future. No prediction can be made as to how these laws and regulations relating to assignee liability may affect the market value of the RMBS assets. In addition, the TRID rule may adversely affect the market generally for mortgage-backed securities, if investors are not willing to invest in securitizations with mortgage loans originated with exceptions to the TRID rule, thereby reducing the liquidity of the certificates.

Drug, RICO and money laundering violations could lead to property forfeitures.

Federal law provides that property purchased or improved with assets derived from criminal activity or otherwise tainted, or used in the commission of certain offenses, can be seized and ordered forfeited to the United States. The offenses which can trigger such a seizure and forfeiture include, among others, violations of the Racketeer Influenced and Corrupt Organizations Act, the Bank Secrecy Act, the anti-money laundering laws and regulations, including the USA Patriot Act of 2001 and the regulations issued pursuant to that act, as well as the narcotic drug laws. In many instances, the United States may seize the property even before a conviction occurs.

In the event of a forfeiture proceeding, a lender may be able to establish its interest in the property by proving that (i) its mortgage was executed and recorded before the commission of the illegal conduct from which the assets used to purchase or improve the property were derived or before the commission of any other crime upon which the forfeiture is based, or (ii) the lender, at the time of the execution of the mortgage, did not know or was reasonably without cause to believe that the property was subject to forfeiture. However, there is no assurance that such a defense would be successful and therefrom the related RMBS assets may be adversely affected.

Homeowner association super priority liens, special assessment liens and energy efficiency liens may take priority over the mortgage loans underlying our RMBS assets.

In some states it is possible that the first lien of the mortgages may be extinguished by super priority liens of homeowner associations, potentially resulting in a loss of the mortgage loan’s outstanding principal balance. In at least 20 states, and the District of Columbia, homeowner association, or HOA, or condominium association assessment liens can take priority over first lien mortgages under certain circumstances. The number of these so called “super lien” states has increased in the past few decades and may increase further. Recent rulings by the highest courts of Nevada and the District of Columbia have held that the “super lien statute” provides the HOA or condominium association with a true lien priority rather than a payment priority from the proceeds of the sale, creating the ability to extinguish the senior mortgage and greatly increasing the risk of losses on mortgage loans secured by homes whose owners fail to pay HOA or condominium fees.

The laws of these “super lien” states that provide for HOA super liens vary in terms of: (a) the duration of the priority period (with many at six months and some with no limitations); (b) the assessments secured by the HOA lien (charges can include not only unpaid HOA assessments, but also late charges, collection costs, attorney fees, foreclosure costs, fines, and interest); (c) whether the HOA must give lenders with liens encumbering the mortgaged property notice of the homeowner’s failure to pay the assessment; and (d) the statute of limitations on HOA foreclosure rights.

On May 28, 2015, Nevada adopted a new law which took effect on October 1, 2015, that provides clarity to the superpriority statutes in Nevada with respect to: (a) the type of notice that must be provided to lien holders by an HOA regarding the HOA deficiency and the HOA sale; (b) the manner of notification of the HOA deficiency and HOA sale; (c) amounts that can lawfully be included in the superpriority amount that can extinguish a first deed; and (d) the location of an HOA sale. The revised law also provides a 60-day redemption period for the owner of the property and first lien holder following an HOA sale.

There is currently no efficient mechanism available to loan servicers of RMBS securities to track the status of borrowers’ payments of HOA assessments that are governed by state super lien statutes. In fact, there is neither a unified database for HOA information, nor a centralized place for HOAs and loan servicers to contact one another. Consequently, in some of the super lien states there often is no practical, systematic method for loan servicers to determine when an HOA assessment is unpaid or when the HOA initiates foreclosure of its lien. In some circumstances the servicer may make servicing advances to pay delinquent homeowner association assessments or for the costs of determining whether any mortgaged property is subject to a homeowner association assessment or a related lien. If such servicing advances are not recovered from the related mortgagor or liquidation proceeds, they will be paid to the servicer from collections on the mortgage loans and reduce amounts payable on the related RMBS asset.

If an HOA, or a purchaser of an HOA super lien, completes a foreclosure on an HOA super lien on a mortgaged property, the underlying mortgage loan will be extinguished. In those instances, the related RMBS assets could suffer a loss of the entire outstanding principal balance of the mortgage loan, plus interest. A servicer might be able to attempt to recover on an unsecured basis by suing the borrower personally for the balance, but recovery in these circumstances will be problematic if the borrower has no meaningful assets to recover against.

Mortgaged properties securing the mortgage loans underlying the RMBS assets may also be subject to the lien of special property taxes and/or special assessments. These liens may be superior to the liens securing the mortgage loans, irrespective of the date of the mortgage. In some instances, individual borrowers may be able to elect to enter into contracts with governmental agencies for Property Assessed Clean Energy (PACE) or similar assessments that are intended to secure the payment of energy and water efficiency and distributed energy generation improvements that are permanently affixed to their properties, possibly without notice to or the consent of the mortgagee. These assessments may also have lien priority over the mortgages securing mortgage loans. No assurance can be given that any mortgaged property so assessed will increase in value to the extent of the assessment lien. Additional indebtedness secured by the assessment lien would reduce the amount of the value of the mortgaged property available to satisfy the affected mortgage loan and thereby reduce the amount available for distributions on the related underlying RMBS asset.

The increasing number of proposed U.S. federal, state and local laws and regulations may affect certain mortgage-related assets in which we intend to invest and could increase our cost of doing business.

Additional legislation has been considered, proposed or adopted which, among other provisions, could further hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process. For example, the Dodd-Frank Act created the CFPB, which supervises consumer financial services companies (including bank and non-bank mortgage lenders and mortgage servicers) and enforces U.S. federal consumer protection laws as they apply to banks, credit unions and other financial services companies, including mortgage servicers, and which has issued many regulations regarding mortgage origination and servicing. These regulations provide for special remedies in favor of consumer mortgage borrowers, particularly upon default and foreclosure. It remains uncertain whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be, as well as whether these measures will remain in effect. If foreclosure volumes were to decline significantly, we may experience difficulty in finding target assets at attractive prices, which will adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We have identified material weaknesses in our internal control over financial reporting as well as significant deficiencies in our disclosure controls and procedures, and we may identify additional material weaknesses in internal controls or significant deficiencies in our disclosure controls and procedures in the future. If we fail to remediate the identified material weaknesses, or if we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

These reviews and assessments have resulted in our identifying the material weaknesses in our internal control over financial reporting and significant deficiencies in our disclosure controls and procedures described below. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We believe the actions described below will be sufficient to remediate the identified material weaknesses that have not yet been remediated, and strengthen our internal control over financial reporting as well as our disclosure controls and procedures. However, while we believe meaningful progress has been made, certain of the new and enhanced systems and controls are not as yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described below. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We cannot currently estimate when all such remediation will be complete, nor can we currently ascertain whether additional actions will be required, or the costs therefor.

2016 Determinations and Actions. In connection with our determination of an inability to offset net gains realized on certain hedging transactions in 2013 for federal income tax purposes with net capital losses realized in 2013 on the sale of certain securities, during the quarter ended September 30, 2016, management and our Audit Committee identified a material weakness in our internal control over financial reporting. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax-consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. We also recorded a charge of $1.86 million in the third quarter of 2016 for interest charges expected to be payable to the IRS following the payment of the dividend. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee concluded that additional remediation measures described below are necessary to enhance our control environment.

As a consequence of this material weakness, management concluded that our internal control over financial reporting, and consequently our disclosure controls and procedures, were not effective as of December 31, 2016, nor were they effective for the quarters ended March 31, 2016, June 30, 2016 or September 30, 2016.

To remediate this material weakness, we have implemented certain changes to the design of our internal controls. Specifically, for any REIT tax matters that we have not previously addressed, we are now required to obtain a written technical review and conclusion from a nationally recognized accounting firm or law firm, which must be presented to and approved by our Audit Committee prior to our adoption of the related conclusion.

2015 Determinations and Actions. In connection with the preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ended December 31, 2015, or the 2015 10-K, we identified a material weakness in our internal control over financial reporting. Such material weakness did not result in any misstatements in our audited consolidated financial statements included in our 2015 10-K, but did require adjustments during the 2015 annual audit with respect to net income (loss) attributable to common stockholders, total other comprehensive income, and basic and diluted income (loss) per share in our preliminary 2015 consolidated financial statements, and required the restatement of the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and September 30, 2015, originally included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2015, respectively.

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

As a consequence of this material weakness, management concluded that our internal control over financial reporting, and consequently our disclosure controls and procedures, were not effective as of December 31, 2015, nor were they effective for the quarters ended June 30, 2015 and September 30, 2015.

We are actively engaged in implementing a remediation plan designed to address this material weakness in our internal control over financial reporting, to improve the design of such controls. We have instituted additional procedures to ensure that any fair value option security cannot be booked by our third party accounting services provider without affirmative income recognition identification, including the appropriate accounting treatment, from the Company. We have also contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions we enter into. We are also in the process, with the assistance of an internationally recognized accounting firm, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system.

2014 Determinations and Actions. We had earlier implemented measures then-designed to remediate a previous material weakness and two significant deficiencies in our internal control over financial reporting identified by our independent registered public accounting firm prior to the filing of our registration statement on Form S-11 for our IPO, and in connection with the preparation of our earlier financial statements as of and for the period from May 16, 2012 (commencement of operations) to July 31, 2012. The earlier material weakness was fully remediated at December 31, 2013 and the two previous significant deficiencies were fully remediated by December 31, 2014. Additionally our principal executive officer and principal financial officer had concluded that as of December 31, 2015 our disclosure controls and procedures were ineffective for the year ended December 31, 2014 and for all quarterly periods during 2015 by reason of our inadvertent omission of financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our Annual Report on Form 10-K for the year ended December 31, 2014. This ineffective disclosure control and procedure was fully remediated in the first quarter of 2016.

Because of our status as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until after December 31, 2018.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our Annual Report on Form 10-K following the date on which we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (a) December 31, 2018, (b) the last day of any fiscal year in which we have total annual gross revenue of at least $1.0 billion, or (c) the last day of any fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For as long as we remain an emerging growth company, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. At such time that an attestation is required, however, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Material weaknesses and significant deficiencies may be identified during the audit process or at other times. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with Section 404, or at all.

We depend on our accounting services provider for assistance with the preparation of our financial statements, access to appropriate accounting technology and assistance with portfolio valuation.

Pursuant to our agreement with Stone Coast Fund Services LLC, or Stone Coast, Stone Coast currently provides a monthly calculation of our net asset value, maintains our general ledger and all related accounting records, reconciles all broker and custodial statements we routinely receive, provides us with monthly portfolio, cash and position reports, assists us with portfolio valuations, prepares draft quarterly financial statements for our review and provides us with access to data and technology services to facilitate the preparation of our annual financial statements.  We have determined to terminate our agreement with Stone Coast in accordance with its terms and to hire SS&C Technologies, Inc., or SS&C., as a successor to Stone Coast.  We have substantially completed the transition process and anticipate that SS&C will begin providing such services in lieu of Stone Coast during the first quarter of 2017. Our agreement with SS&C is terminable by us with cause during the first three years and thereafter without cause upon 90 days notice by either party. If our agreement with SS&C were to be terminated or if for any reason we encountered a problem with the transition from Stone Coast to SS&C and no suitable replacement can be timely engaged, we may not be able to timely and accurately prepare our financial statements.

We may be subject to fines or other penalties based on the conduct of the mortgage loan originators and brokers that originated the residential mortgage loans that we previously acquired, and the third-party servicers which service the loans we acquired.

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

When we have acquired and subsequently re-sold any mortgage loans, we may be required to repurchase such loans or indemnify investors if we breach certain representations and warranties.

When we have acquired and subsequently re-sold any mortgage loans, we are generally required to make customary representations and warranties about such loans to the loan purchaser. Residential mortgage loan sale agreements and the terms of any securitizations into which we have sold or deposited loans generally require us to repurchase or substitute loans in the event that we breach a representation or warranty given to the loan purchaser or the securitization trust. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of an early payment default by a borrower. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could adversely affect our business, financial condition and results of operations and our ability to make distributions.

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

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in RMBS, Multi-Family MBS, MSRs and other mortgage related investments and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire RMBS, Multi-Family MBS, MSRs and other mortgage related investments at favorable prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, hedge funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. New companies, including REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in RMBS, Multi-Family MBS, MSRs and other mortgage related investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Non- Agency RMBS in which we invest part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on Non-Agency RMBS in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from Non-Agency RMBS in our portfolio, which could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We have acquired RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

Among other assets, we have acquired RMBS backed by collateral pools of subprime mortgage loans, which are mortgage loans that have been originated using underwriting standards that are less conservative than those used in underwriting prime mortgage loans (mortgage loans that generally conform to GSE underwriting guidelines) and Alt-A mortgage loans (mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to GSE underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation). These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates, lower home prices and the general economic downturn, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that may be substantially higher than those experienced by mortgage loans underwritten in a more traditional manner. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In acquiring these assets, we endeavor to factor the risk of losses on the underlying mortgages into the purchase price of the asset. If we underestimate those losses the performance of RMBS backed by subprime mortgage loans and any subprime mortgage loans that we acquire could be adversely affected, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The mortgage loans underlying the Non-Agency RMBS that we have acquired will be subject to defaults, foreclosure timeline extension, fraud and residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us.

Our investments in Non-Agency RMBS and residential mortgage loans underlying the Non-Agency RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud and home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in loss to us. The ability of a borrower to repay a mortgage loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

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

In the event of defaults on the residential mortgage loans that underlie our investments in Non-Agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. In addition, our investments in Non-Agency RMBS are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by a U.S. Government agency or a GSE. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

The failure of servicers to effectively service the mortgage loans underlying the RMBS in our investment portfolio would adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Because we acquire fixed-rate securities, an increase in interest rates on our borrowings adversely affects our book value.

Increases in interest rates negatively affect the market value of our assets. Any fixed-rate securities that we invest in generally are more negatively affected by these increases than adjustable-rate securities or loans. In accordance with accounting rules, we are required to reduce our book value by the amount of any decrease in the market value of our assets that are classified for accounting purposes as available-for-sale or for which we have elected the fair value option. Our entire investment portfolio is priced by independent pricing providers or by third- party brokers. If the fair value of a security is not available from a third- party pricing service or dealer, we estimate the fair value of the security using a variety of models and analyses, taking into consideration aggregate characteristics including, but not limited to, type of collateral, index, margin, periodic interest rate caps, lifetime interest rate caps, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security is other-than- temporarily impaired, we would be required to reduce the value of such security on our balance sheet by recording an impairment charge in our income statement and our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts that we may borrow to purchase additional assets, which could restrict our ability to increase our net income.

An increase in interest rates may cause a decrease in the volume of certain of our assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of RMBS, Multi-Family MBS, MSRs and other mortgage related investments available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of RMBS, Multi-Family MBS, MSRs and other mortgage related investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders may be adversely affected.

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

We invest in RMBS, Multi-Family MBS, MSRs and other mortgage related investments. In a normal yield curve environment, an investment in the fixed-rate component of such assets will generally decline in value if future long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with RMBS, Multi-Family MBS, MSRs and other mortgage related investments is the risk that both long-term and short- term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on any repurchase agreements we may enter into.

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

Rapid changes in the values of our real estate-related assets may make it more difficult for us to maintain our qualification as a REIT or exclusion from registration under the Investment Company Act.

If the market value or income potential of our real estate-related assets declines as a result (i) of increased interest rates, prepayment rates or other factors; or (ii) we determine based on subsequently available guidance from the SEC or SEC staff that our treatment as qualified interests in real estate of certain subordinated certificates we acquire (a) in the secondary market issued by K-Series trusts, or (b) from securitization trusts into which we sell residential mortgage loans, is no longer correct; we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of our investments. We may have to make investment decisions that we otherwise would not make absent our REIT and Investment Company Act considerations.

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

We are subject to margin calls under our master repurchase agreements, which could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

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

Failure to procure adequate repurchase agreement financings, which generally have short terms, or to renew or replace such financing as it matures, would adversely affect our results of operations.

We use repurchase agreements as a strategy to increase the return on our investment portfolio. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

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

We cannot assure you that any, or sufficient, repurchase agreement financing will continue to be available to us on terms that are acceptable to us. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have adversely affected the RMBS and mortgage market. These market disruptions have been pronounced in the Non-Agency RMBS market and loan market, and the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms, or at all, or maintain our compliance with terms of any financing arrangements then in place. Additionally, the lenders from which we may seek to obtain repurchase agreement financing may have owned or financed RMBS that have declined in value and caused the lender to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our equity securities and our ability to make distributions, and you may lose part or all of your investment.

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

We use repurchase agreements to finance acquisitions of RMBS, Multi-Family MBS, MSRs and other mortgage related investments. If the market value of the asset pledged or sold by us to a financing institution pursuant to a repurchase agreement declines, we may be required by the financing institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

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

An increase in our borrowing costs relative to the interest that we receive on investments in RMBS, Multi-Family MBS, MSRs and other mortgage related investments may adversely affect our profitability and cash available for distribution to our stockholders.

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

Our Manager is only contractually committed to serve us until May 16, 2017 and our management agreement is automatically renewable for one-year terms; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

The warrants issued to XL Investments on September 29, 2012 entitle XL Investments to purchase an aggregate of 3,753,492 shares of our common stock (as adjusted for the issuance of stock pursuant to the deficiency dividend), have an adjusted exercise price of $13.11 per share of our common stock (subject to further adjustment and limitation on exercise in certain circumstances), became exercisable on July 25, 2013 (120 days following the closing of our IPO) and are exercisable for seven years after the date of the warrants’ issuance. The exercise of the warrants in the future would be dilutive to holders of our common stock if our book value per share or the market price of our common stock is higher than the exercise price at the time of exercise. The potential for dilution from the warrants could have an adverse effect on the future market price of our common stock.

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

In order for us to maintain our REIT qualification for each taxable year after December 31, 2012, during the last half of any taxable year no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT and subject to certain exceptions, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our equity securities. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our equity securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has granted XL Investments Ltd an exemption from the 9.8% ownership limitation. As of March 1, 2017, XL Investments Ltd, together with XL Global, Inc., owned 23.1% of our common stock (or 36.7% after giving effect to the exercise of warrants owned by XL Investments Ltd in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)).

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of our company.

Certain provisions of the MGCL may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium price for holders of our equity securities or otherwise be in their best interests.

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any member of the XL group of companies, the parent of which is XL Group Ltd. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations with the XL group of companies. As a result, the members of the XL group of companies may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. However, our board of directors may repeal or modify this exemption at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and the XL group of companies. In addition, pursuant to the statute, our board of directors has by resolution irrevocably exempted the issuance of shares of common stock to any member of the XL group of companies in connection with the exercise of the warrants issued to XL Investments on September 29, 2012 by any member of the XL group of companies.

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

XL Investments holds a significant interest in our outstanding common stock. As of March 1, 2017, XL Investments, together with XL Global, Inc., owned 23.1% of our common stock (or 36.7% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO)). As a result, XL Investments potentially has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. We have agreed with XL Investments that, for so long as XL Investments and any other of the XL group of companies collectively beneficially owns at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board meetings, but such observer will have no right to vote at any board meeting. Furthermore, as of March 1, 2017, XL Global, an affiliate of XL Investments, owns an additional 10,230 shares of our common stock and has a 34.6% equity interest in our Manager and representatives of XL Global are members of the management committee of our Manager. The investment management professionals of our Manager are solely responsible for all decisions involving the acquisition, disposition, financing and hedging of our target assets. None of the XL group of companies nor any of their officers, directors or employees participate in these decisions.

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

Under this definition, we are an “emerging growth company” and could remain an emerging growth company until as late as December 31, 2018. The market value of our common stock held by non-affiliates was $66.1 million at December 31, 2016.

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

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to (1) determining the fair value of our investments, (2) assessing the adequacy of the allowance for loan losses or credit reserves and (3) appropriately consolidating VIEs for which we have determined we are the primary beneficiary. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and our ability to make distributions to our stockholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Tax Risks

If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and to comply with the provisions of the Internal Revenue Code with respect thereto. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Further, there can be no assurance that the U.S. Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to maintain our REIT qualification in any taxable year and were not able to qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our equity securities. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

We generally must distribute annually at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gain and 90% of our net income, if any, (after tax) from foreclosure property, in order for us to maintain our REIT qualification. To the extent that we satisfy such distribution requirements but distribute less than 100% of our REIT taxable income we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

To maintain our qualification as a REIT, we must satisfy five tests relating to the nature of our assets at the end of each calendar quarter. First, at least 75% of the value of our total assets must consist of cash, cash items, government securities and real estate assets, including certain mortgage loans and securities and debt instruments issued by publicly offered REITs. Second, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value or voting power. Third, no more than 5% of the value of our total assets can consist of the securities of any one issuer. Fourth, with respect to taxable years beginning before January 1, 2018, no more than 25% of the value of our total assets can be represented by securities of one or more TRSs, and with respect to taxable years beginning on and after January 1, 2018, no more than 20% of our total assets can be represented by securities of one or more TRSs. Fifth, not more than 25% of our assets may consist of debt instruments issued by publicly offered REITs to the extent that such debt instruments constitute “real estate assets” for purposes of the 75% asset test described above only because of the express inclusion of “debt instruments issued by publicly offered REITs” in the definition. If we fail to comply with these requirements at the end of any calendar quarter, we will lose our REIT qualification unless we are able to qualify for certain statutory relief provisions, which may involve paying taxes and penalties. In order to comply with the asset tests, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and the amount available for distribution to our stockholders.

In addition to the asset tests set forth above, to maintain our REIT qualification, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income test, the asset tests, and the other REIT requirements. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

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

The Internal Revenue Code provides that a regular or a residual interest in a real estate mortgage investment conduit, or REMIC, is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded Agency RMBS-backed HARP loan program , the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then the REIT may treat 80% of the interest in the REMIC as a real estate asset for the purpose of the REIT income and asset tests. Although the portion of the income from such a REMIC interest that does not qualify for purposes of the REIT 75% gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset and the income therefrom generally would not qualify for purposes of the 75% REIT gross income test, which could adversely affect our ability to satisfy the REIT income and asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to maintain our REIT qualification.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “OAKS.” The following table sets forth, for the periods indicated during the calendar year 2015 and 2016, the high and low sale price of our common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$6.15	$4.81
Third Quarter	$6.19	$5.45
Second Quarter	$6.29	$4.86
First Quarter	$5.90	$3.82
Year Ended December 31, 2015
Fourth Quarter	$7.31	$4.80
Third Quarter	$8.92	$5.60
Second Quarter	$10.91	$8.17
First Quarter	$11.20	$10.01

On March 14, 2017, the last reported sales price for our common stock on the New York Stock Exchange was $4.56.

Holders

At December 31, 2016, there were 17,539,258 shares of our common stock outstanding. As of March 14, 2017, there were 23 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held through brokerage firms.

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

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to declare on a quarterly basis and pay monthly dividends, and are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2017 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2015 through December 31, 2016:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 17, 2015	$0.125	April 15, 2015	April 29, 2015
March 17, 2015	$0.125	May 15, 2015	May 28, 2015
March 17, 2015	$0.125	June 15, 2015	June 29, 2015
June 15, 2015	$0.10	July 15, 2015	July 30, 2015
June 15, 2015	$0.10	August 14, 2015	August 28, 2015
June 15, 2015	$0.10	September 15, 2015	September 29, 2015
September 15, 2015	$0.10	October 15, 2015	October 29, 2015
September 15, 2015	$0.10	November 16, 2015	November 27, 2015
September 15, 2015	$0.10	December 15, 2015	December 30, 2015
December 16, 2015	$0.06	January 15, 2016	January 28, 2016
December 16, 2015	$0.06	February 16, 2016	February 26, 2016
December 16, 2015	$0.06	March 15, 2016	March 30, 2016
March 16, 2016	$0.06	April 15, 2016	April 28, 2016
March 16, 2016	$0.06	May 16, 2016	May 27, 2016
March 16, 2016	$0.06	June 15, 2016	June 29, 2016
June 15, 2016	$0.06	July 15, 2016	July 28, 2016
June 15, 2016	$0.06	August 15, 2016	August 30, 2016
June 15, 2016	$0.06	September 15, 2016	September 29, 2016
September 16, 2016	$0.06	October 17, 2016	October 28, 2016
September 16, 2016	$0.06	November 15, 2016	November 29, 2016
September 16, 2016	$0.06	December 15, 2016	December 29, 2016
November 9, 2016 (1)	$1.3275	November 21, 2016	December 27, 2016
December 27, 2016	$0.05	January 17, 2017	January 30, 2017
December 27, 2016	$0.05	February 15, 2017	February 27, 2017
December 27, 2016	$0.05	March 15, 2017	March 30, 2017

(1) One time deficiency dividend, subject to stockholder election to receive entirely in stock or in cash. If no election was made, the entire dividend was paid in shares of common stock based on the average closing stock price of the Company for the ten trading days ending December 22, 2016. To the extent the cash alternative was oversubscribed, each stockholder electing the cash alternative received a pro-rata amount of cash and stock with such cash component being no less than $0.2655 per share. On December 27, 2016 the cash portion of the deficiency paid was $3,878,042 and the stock portion of the deficiency dividend was represented by the issuance of 2,936,864 common shares at a price of $5.28 per share.

Securities Authorized for Issuance under Equity Compensation Plan

The Five Oaks Investment Corp. Manager Equity Plan., or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future, if any. In turn, our Manager grants such awards to its employees, officers (including our current officers), members, directors or consultants. The total number of shares that may be granted subject to awards under the Manager Equity Plan is equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 16, 2015, we announced a share repurchase program, pursuant to which our Board authorized us to repurchase up to $10 million of our common shares. Under this program, we have discretion to determine the dollar amount of common shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulations. The program does not have an expiration date.

As of December 31, 2016, we had repurchased 126,856 shares under the program for a total cost of $645,394. The Company did not purchase any common shares under the plan during the three months ended December 31, 2016.

Performance Graph

The following line graph sets forth, for the period from March 22, 2013 through December 31, 2016, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the Standard and Poor’s 500 Stock Index, or the S&P 500, and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the NAREIT Mortgage REIT Index.

Index	Mar-13	Mar-13	Jun-13	Sep-13	Dec-13	Mar-14	Jun-14	Sep-14	Dec-14	Mar-15	Jun-15	Sep-15	Dec-15	Mar-16	Jun-16	Sep-16	Dec-16
Five Oaks Investment Corp	100	97.53	90.36	81.50	77.27	85.40	89.27	85.84	91.34	93.17	75.78	59.86	54.18	57.76	58.40	62.42	71.17
S&P 500	100	101.55	104.51	109.99	121.55	123.75	130.23	131.70	138.19	139.51	139.89	130.89	140.10	141.99	145.48	151.08	156.86
NAREIT Mortgage REIT Index	100	102.49	86.47	84.75	84.81	94.01	99.19	94.91	99.04	101.41	94.34	90.95	89.88	93.57	101.99	107.38	109.61

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

Balance Sheet Data(1) (2)

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012 (1)

Available-for-sale securities	$870,929,601	$571,466,581	$368,315,738	$444,984,955	$81,027,998
Mortgage loans held-for-sale	2,849,536	10,900,402	54,678,382	-	-
Multi-family loans held in securitization trusts	1,222,905,433	1,449,774,383	1,750,294,430	-	-
Residential loans held in securitization trusts	141,126,720	411,881,097	631,446,984	-	-
Mortgage servicing rights	3,440,809	4,268,673	-	-	-
Linked Transaction, net	-	-	60,818,111	33,352,562	8,612,753
Cash and cash equivalents	27,534,374	26,140,718	32,274,285	33,062,931	3,608,759
Other assets(3)	30,814,730	23,934,807	24,381,627	16,800,957	3,799,612

Total assets	$2,299,601,203	$2,498,366,661	$2,922,209,557	$528,201,405	$97,049,122

Repurchase agreements
Available-for-sale securities	804,811,000	509,231,000	544,614,000	412,172,000	63,423,000
Mortgage loans held-for-sale	-	9,504,457	50,263,852	-	-
FHLBI advances	-	49,697,000	-	-	-
Multi-family securitized debt obligations	1,204,583,678	1,364,077,012	1,670,573,456	-	-
Residential securitized debt obligations	134,846,348	380,638,423	432,035,976	-	-
Other liabilities	12,893,312	7,724,241	11,924,143	2,104,043	1,357,402
Total stockholders’ equity	142,466,865	177,494,528	212,798,130	113,925,362	32,268,720

Total liabilities and stockholders’ equity	$2,299,601,203	$2,498,366,661	$2,922,209,557	$528,201,405	$97,049,122

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

(2) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2016, 2015, 2014, 2013 and 2012, assets of consolidated VIEs totaled $1,369,120,941, $1,868,482,556, $2,389,784,101, $0 and $0, respectively, and the liabilities of consolidated VIEs totaled $1,344,404,080, $1,750,916,265, $2,180,936,221, $0 and $0, respectively.

(3) Includes $10,355,222, $8,174,638, $11,400,645, $13,343,173 and $1,933,390 in restricted cash for December 31, 2016, 2015, 2014, 2013 and 2012, respectively; restricted cash represents our cash held by counterparties as collateral against our securities, derivatives and/or repurchase agreements.

Statement of Operation Data

$ in thousands, except per share data	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from May 16, 2012 (Commencement of Operations) to December 31, 2012 (1)
Interest income	$93,122	$114,415	$45,813	$16,424	$1,684
Interest expense	(69,533)	(83,105)	(27,841)	(2,244)	(267)
Net interest income	23,589	31,310	17,972	14,180	1,417
Other-than-temporary impairment	(725)	(3,636)	-	-	-
Other income (loss)	(16,088)	(10,102)	(3,123)	(6,052)	4,350
Total expenses	14,765	17,121	11,535	4,902	948
Net income (loss)	(7,990)	450	3,314	3,226	4,819
Net income (loss) attributable to common stockholders (basic and diluted)	(11,512)	(3,072)	426	3,182	4,819
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	(11,512)	(3,072)	426	3,182	4,819
Dividends declared on common stock	(29,899)	(19,875)	(18,230)	(10,083)	(1,162)
Weighted average number of shares of common stock	14,641,701	14,721,074	12,358,587	6,132,702	1,656,250
Basic and diluted income (loss) per share	(0.79)	(0.21)	0.03	0.52	2.91

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

Overview

We are a Maryland corporation that, together with our subsidiaries, is focused on investing on a leveraged basis in mortgage-backed securities, or MBS, and other real estate-related assets. From our IPO in March 2013 until the second quarter of 2015, we implemented a strategy of transitioning to an operating company focused on credit while maintaining a relative value investment approach across the whole residential mortgage market. Beginning in the second half of 2015, we have made and continue to make what we believe to be necessary and appropriate adjustments to our investment strategy which we present below. In particular, we have sought to simplify our business model by ceasing the aggregation of residential mortgage loans, substantially reducing our Non-Agency RMBS exposure, increasing our Agency RMBS exposure, and reducing expenses.

Increased bank capital and liquidity constraints have adversely affected the willingness of broker-dealers and banks to issue, hold or finance private-label MBS. In turn, this has negatively impacted the market for cost-effective issuance of debt backed by prime jumbo mortgage loans, particularly since the middle of 2015. This environment has also limited the attractiveness of retaining in our investment portfolio the subordinated tranches of securitizations that we sponsor, especially when financing these with short term repo. In the absence of a profitable exit strategy either for the sale or securitization of these loans, and without a secure long-term source of financing with which to retain them on the balance sheet, due primarily to the FHFA’s Final Rule, the risk-return profile of the loan aggregation business is unattractive. Additionally, a combination of heightened capital charges and other regulatory restrictions continue (and in our view will continue for the foreseeable future) to impact the extent and cost of available financing from a number of traditional repo counterparties, especially for securitized credit. Consequently, we continue to believe that a credit-focused, leveraged investment strategy has become both less attractive, and more risky, than in the past. As a consequence, we have proactively sold all of our legacy Non-Agency RMBS securities, and substantially reduced our holdings of new issue Non-Agency RMBS securities. The capital released by these sales has predominantly been reinvested into Agency RMBS, which we believe to be easier for us to finance, and easier for our stockholders to understand.

For many of the same reasons noted above, market conditions for the aggregation and securitization of residential mortgage loans have also become less attractive, and accordingly we determined as of August 1, 2016, that we would no longer aggregate prime jumbo mortgage loans and will only effect securitizations off of our proprietary platform on an opportunistic basis. We no longer maintain warehouse financing to acquire prime jumbo loans, but will maintain the ability of our taxable REIT subsidiary, FOAC, to concurrently buy and sell loans and otherwise sponsor securitizations. We have substantially completed the reduction of personnel and other overhead expenses associated with our prime jumbo business, with estimated annual cost savings of $2 million; additional cost savings are expected to be realized in 2017 from the ongoing simplification of our business model. We also intend to continue reviewing opportunities to reallocate capital into complimentary business sectors with positive fundamentals that do not rely on short-term repo financing.

Our objective is to provide attractive cash flow returns over time to our investors, while implementing our strategy. To achieve these objectives, we currently invest in the following assets:

•	Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest of the securities;
•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS;
•	Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government sponsored entity; and
•	Other mortgage-related investments, including mortgage servicing rights, or MSRs.

We currently finance our investments in Agency RMBS, Multi-Family MBS and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our previous mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding and hedging these investments.

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

2016 and Subsequent Events Summary

•	We reported an economic loss on common equity of 16.0%, comprised of a $3.58 decrease in net book value per share that more than offset a $2.04 dividend per common share.
•	We continued the reduction of Non-Agency RMBS exposure from $121.5 million at December 31, 2015 to $12.8 million at December 31, 2016 (on a non-GAAP combined basis); since year end, we have sold $7.6 million of the remaining exposure, substantially completing our reduction in Non-Agency RMBS exposure
•	We continued to redeploy the capital released from selling down our credit exposure into Agency RMBS, which increased from $375.3 million at December 31, 2015 to $790.2 million. In order to minimize the potential impact of interest rate volatility, the increase was composed of purchases of Agency hybrid-ARMS.
•	With effect from August 1, 2016, we ceased to aggregate prime jumbo mortgage loans, and no longer maintain warehousing facilities to fund loan purchases. The reduction in personnel and related business infrastructure expenses of the prime jumbo business will be substantially complete by March 31, 2017.
•	On April 25, 2016, we effected a re-securitization of certain first loss Multi-Family MBS securities backed by Freddie Mac K Certificates with a certificate principal balance of $32.1 million, permitting the repayment of all related repurchase agreement financing. Additionally, on April 21, 2016, we sold first loss securities from another Freddie Mac K Series transaction with a certificate balance of approximately $79.7 million, plus related interest-only securities, permitting the repayment of all related repurchase agreement financing.
•	On November 9, 2016, we declared a deficiency dividend of $19,384,684, or $1.33 per common share, paid in a cash distribution of $3,878,042 and a stock distribution of 2,936,864 common shares at a share price of $5.28. The deficiency dividend was paid in order to reduce our undistributed taxable income from 2013 and in accordance with REIT rules and regulations, in connection with a determination of an inability to offset net gains realized on certain hedging transactions in 2013 against net capital losses realized on the sale of mortgage-backed securities. We recorded a charge of $1.86 million in the third quarter for interest charges expected to be payable to the IRS in the first quarter of 2017. On March 8, 2017, we paid an amount of $2.01 million to the IRS, and will record an additional interest charge of $0.15 million in the first quarter.

FOAC and Changes to Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. Until August 1, 2016, FOAC aggregated mortgage loans primarily for sale into securitization transactions, with the expectation that we would purchase the subordinated tranches issued by the related securitization trusts, and that these will represent high quality credit investments for our portfolio. Residential mortgage loans for which FOAC owns the MSRs continue to be directly serviced by one or more licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

While we will continue to maintain our proprietary securitization platform, and thus our ability to opportunistically effect securitizations, we have (as noted earlier) determined to cease the aggregation of prime jumbo loans for the foreseeable future. We no longer maintain warehouse financing to acquire prime jumbo loans. We estimate that through the reduction of personnel and other overhead expenses associated with our current prime jumbo business, we can generate annual cost savings of $2 million; we expect that substantially all of these reductions will have been completed by March 31, 2017. We do not expect the projected changes to our mortgage loan business strategy to impact the existing MSRs that we own, or the securitizations we have sponsored to date.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

  As of December 31, 2016, we have determined that we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights. While the Re-REMIC transactions described earlier have reduced our maximum exposure to loss from the two Multi-Family MBS trusts, we have determined that we remain the primary beneficiary of both trusts due to our ownership of first-loss tranches and related control rights under the Re-REMIC transactions.

We have elected the fair value option on the assets and liabilities held within each of the three trusts. We also adopted early (see Note 2 to our Notes to our Consolidated Financial Statements at and for the periods ended December 31, 2016) ASU 2014-13, pursuant to which we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities.

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at December 31, 2016 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $24.7 million as of December 31, 2016 which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis. The significant reduction in our net aggregate investment in the consolidated trusts compared with $117.6 million as of December 31, 2015, is the result of the two Multi-Family MBS Re-REMIC transactions and the de-consolidation of one residential mortgage loan securitization trust, all effected during the second quarter of 2016.

As of December 31, 2016, we had $2,299,601,203 of total assets on a GAAP basis, as compared to $2,498,366,661 as of December 31, 2015. A reconciliation of our net investment in the trusts with our consolidated financial statements as of December 31, 2016 and December 31, 2015 follows:

	December 31, 2016	December 31, 2015
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,227,523,075	$1,455,155,339
Multi-family securitized debt obligations (2)	$1,209,181,035	$1,369,124,789
Net investment amount of Multi-Family MBS trusts held by us	$18,342,040	$86,030,550
Residential mortgage loans held in securitization trusts, at fair value (1)	$141,597,866	$413,327,217
Residential securitized debt obligations (2)	$135,223,045	$381,791,476
Net investment amount of residential mortgage loan trusts held by us	$6,374,821	$31,535,741

(1)       Includes related receivables

(2)       Includes related payables

Five Oaks Insurance

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. At December 31, 2015, FOI had $49.7 million of secured FHLBI advances which as of March 15, 2016, had been fully repaid. On February 22, 2016 we initiated the redemption of FOI’s FHLBI stock which had a stated value of $2,403,000, and to date we have received substantially all of the redemption proceeds from FHLBI. The remaining unpaid balance of $11,300 has been written off as uncollectible. On July 18, 2016, the State of Michigan Department of Insurance and Financial Services approved FOI’s order for voluntary dissolution.

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

  On December 14, 2016, based on its outlook for economic activity, the labor market and inflation and weighing the uncertainties associated with this outlook, the Federal Reserve raised its target range for the federal funds rate to ½ to ¾ percent and on March 15, 2017, further raised the target range to ¾ to 1 percent. The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2017 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. The Federal Reserve stated that it would continue to reinvest principal payments from agency debt and agency mortgage-backed securities in agency mortgage-backed securities until policy normalization of the level of the federal funds rate was well underway. There is considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates, based on measures of market conditions, indicators of inflation, and readings on financial and international developments. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

Although credit markets generally exhibited less volatility during the second half of 2016 than they had during the first half of the year, and we continued to reduce the amount of our Non-Agency RMBS investments, we expect that volatile market conditions combined with decreased liquidity across many credit markets may continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as the risk and return profiles of our business continue to change.

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

Credit risk.    We are subject to varying degrees of credit risk in connection with our Non-Agency RMBS and Multi-Family MBS investments. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results. Additionally, if the market’s view of credit risk deteriorates, or the yield required to invest in such credit risk increases, this will lead to an increase in credit spreads, and a resultant decline in the market prices of such assets, even if our estimate of expected losses does not change. In turn, this can be expected to lead to a reduction in our stockholders’ equity, and may also trigger margin calls under our repurchase agreements used to finance our credit sensitive assets.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Given very challenging conditions for the issuance of common and preferred stock, our primary sources of liquidity are net cash provided by operating activities, cash from repurchase agreements and other financing arrangements. We previously noted a tightening trend in the balance sheet capacity of repurchase agreement counterparties due to a combination of higher capital requirements such as the Basel III capital reforms, other regulatory restrictions, enhanced risk management and generally lower risk appetite among many financial institutions. Consequently, we have observed a reduced willingness of certain financial institutions to commit capital to support the trading of fixed income securities, and in turn, a consequent reduction in certain cases in the availability of financing for certain credit-sensitive MBS. We anticipate our primary sources of financing in 2017 will be repurchase agreements and other similar financing arrangements. However, transactions such as the re-securitization of certain Multi-Family MBS securities that we concluded in April 2016 have allowed us to reduce the amount of our repurchase agreement financing.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. As a result of the recent change in the presidential administration, we anticipate debate on residential housing and mortgage reform to continue through 2017 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Investment Portfolio

On a GAAP basis, we had increased our overall investments in MBS from $571.5 as of December 31, 2015 to $870.9 million as of December 31, 2016. Within this total, on a year–over–year basis we had increased our Agency RMBS from $375.3 million to $790.1 million, decreased our Non-Agency RMBS from $92.1 million to $7.6 million and decreased our Multi-Family MBS from $104.0 million to $73.1 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments increased from $686.9 million as of December 31, 2015 to $894.5 million as of December 31, 2016. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a year–over–year basis we had increased our Agency RMBS from $375.3 million to $790.1 million, decreased our Non-Agency RMBS from $121.5 million to $12.8 million and decreased our Multi-Family MBS from $190.1 million to $91.5 million. As of December 31, 2016, on a GAAP and non-GAAP basis, our investment in residential mortgage loans decreased from $10.9 million at December 31, 2015 to $2.8 million December 31, 2016.

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

The following tables summarize certain characteristics of our investment portfolio as of December 31, 2016 and December 31, 2015 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

December 31, 2016

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$-	$1,492	$(29)	$1,463	2.50%	1.89%
30 year fixed-rate	-	-	-	-	-	-	0.00%	0.00%
Hybrid RMBS	777,761	16,403	-	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	-	795,656	(5,466)	790,190	2.52%	2.11%

Non-Agency RMBS	4,394	(370)	(1,930)	2,094	235	2,329	0.93%	11.68%
Non-Agency MBS IO, fair value option	509,109	-	-	14,712	(9,448)	5,264	0.32%	11.03%
Total Non-Agency RMBS	513,503	(370)	(1,930)	16,806	(9,213)	7,593	0.32%	11.11%

Multi-Family MBS	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO	100,908	(26,160)	-	74,748	(1,601)	73,147	0.00%	6.77%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Total Multi-Family MBS,	100,908	(26,160)	-	74,748	(1,601)	73,147	0.00%	6.77%

Residential Mortgage Loans	2,850	-	-	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (GAAP)	$1,396,480	$(10,093)	$(1,930)	$890,077	$(16,298)	$873,779	1.53%	2.69%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$-	$-	$-	$-	$-	$-	-	-
30 year fixed-rate	-	-	-	-	-	-	-	-
Hybrid RMBS	-	-	-	-	-	-	-	-
Total Agency RMBS	-	-	-	-	-	-	-	-

Non-Agency RMBS	4,345	(1,086)	-	3,259	25	3,284	3.75%	5.00%
Non-Agency MBS IO, fair value option	157,629	-	-	7,805	(5,897)	1,908	0.39%	7.92%
Total Non-Agency RMBS	161,974	(1,086)	-	11,064	(5,872)	5,192	0.48%	7.06%

Multi-Family MBS	8,197	(2,690)	-	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	21,940	-	-	10,483	1,445	11,928	0.00%	0.00%
Total Multi-Family MBS,	30,137	(2,690)	-	15,991	2,351	18,342	0.82%	1.54%

Residential Mortgage Loans	-	-	-	-	-	-	-	-

Total/Weighted Average (non-GAAP)	$192,111	$(3,776)	$-	$27,055	$(3,521)	$23,534	0.52%	3.80%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$-	$1,492	$(29)	$1,463	2.50%	1.89%
30 year fixed-rate	-	-	-	-	-	-	0.00%	0.00%
Hybrid RMBS	777,761	16,403	-	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	-	795,656	(5,466)	790,190	2.52%	2.11%

Non-Agency RMBS	8,739	(1,456)	(1,930)	5,353	260	5,613	2.33%	7.62%
Non-Agency MBS IO, fair value option	666,738	-	-	22,517	(15,345)	7,172	0.34%	9.95%
Total Non-Agency RMBS	675,477	(1,456)	(1,930)	27,870	(15,085)	12,785	0.36%	9.50%

Multi-Family MBS	8,197	(2,690)	-	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	100,908	(26,160)	-	74,748	(1,601)	73,147	0.00%	6.77%
Multi-Family MBS IO, fair value option	-	-	-	-	-	-	0.00%	0.00%
Multi-Family MBS PO, fair value option	21,940	-	-	10,483	1,445	11,928	0.00%	0.00%
Total Multi-Family MBS,	131,045	(28,850)	-	90,739	750	91,489	0.19%	5.85%

Residential Mortgage Loans	2,850	-	-	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (non-GAAP)	$1,588,591	$(13,869)	$(1,930)	$917,132	$(19,819)	$897,313	1.41%	2.72%

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

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at December 31, 2016 do not include our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the three trusts is $24.7 million as of December 31, 2016. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2015 do not include our net investments in four Multi-Family MBS and prime jumbo residential mortgage loan securitization trusts; our maximum exposure to loss from consolidation of the four trusts was $117.6 million at December 31, 2015. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our MBS investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of December 31, 2016 and December 31, 2015, respectively:

	December 31, 2016	December 31, 2015
	Fair Value	Fair Value
Less than one year	$-	$-
Greater than one year and less than five years	418,701,976	251,607,684
Greater than or equal to five years	475,761,570	435,256,830
Total	$894,463,546	$686,864,514

The increase in both shorter and longer maturity assets year over year is due to the continued redeployment of capital out of credit assets and into higher leveraged Agency hybrid-ARM securities.

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of December 31, 2016, we had entered into repurchase agreements totaling $804.8 million, on a GAAP and non-GAAP basis.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2016 to December 31, 2016 and the period January 1, 2015 to December 31, 2015 on a GAAP and non-GAAP basis:

Period ended December 31, 2016	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to December 31,2016	$624,238,314	804,811,000	804,811,000

Period ended December 31, 2015	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to December 31,2015	$556,227,271	509,231,000	661,658,000

As of December 31, 2016, we had closed all of our warehouse facilities that were structured as repurchase agreements secured by prime jumbo loans. As addressed under “Overview” above, we will for the foreseeable future no longer aggregate prime jumbo mortgage loans, and do not intend to maintain financing capacity to do so.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for Mortgage loans held-for-sale for the period from January 1, 2016 to December 31, 2016 and the period from January 1, 2015 to December 31, 2015 on both a GAAP and non-GAAP basis:

Period ended December 31 , 2016	Repurchase Agreements for Mortgage loans held-for-sale
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to December 31,2016	$7,917,213	-	16,250,254

Period ended December 31 , 2015	Repurchase Agreements for Mortgage loans held-for-sale
GAAP and non-GAAP	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2015 to December 31,2015	$48,188,671	9,504,457	97,360,852

Hedging instruments.    Subject to maintaining our qualification as a REIT, we generally hedge as much of our interest rate risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition, and as the result of heightened volatility in financial markets, the results of our hedging activities during 2016 and 2015 did not always have such desired beneficial impact.

Interest rate hedging may continue to fail to protect or could adversely affect us because, among other things:

•	our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity; and
•	changes to our investment or risk management strategy may cause us to reduce the amount of our interest rate hedges at times of greater market volatility, which may in turn cause us to realize losses on such hedges.

The following tables summarize our hedging activity as of December 31, 2016 and December 31, 2015:

December 31, 2016

Expiration Year	Contracts	Notional		Fair Value
Eurodollar Futures Contracts (Short Positions)
2017	3,201	$3,201,000,000		$1,124,563
2018	2,941	2,941,000,000		2,737,863
2019	1,611	1,611,000,000		1,911,775
2020	1,583	1,583,000,000		1,491,450
2021	1,165	1,165,000,000		788,162
Total	10,501	$10,501,000,000	(1)	$8,053,813

December 31, 2015

Expiration Year	Contracts	Notional	Fair Value
Eurodollar Futures Contracts (Short Positions)
2016	1,997	$1,997,000,000	$1,106,688
2017	1,997	1,997,000,000	1,172,912
2018	1,250	1,250,000,000	362,550
2019	549	549,000,000	(157,150)
2020	115	115,000,000	(59,462)
Total	5,908	$5,908,000,000	$2,425,538

Treasury Note Futures Contracts (Short Positions)
March 2016 10 Year Treasury Note Futures	300	$30,000,000	$105,469

Deliverable Swap Futures (Short Positions)
March 2016 5 Year Deliverable Interest Rate Swap Futures	70	$7,000,000	$27,343

(1)	The $10,501,000,000 total notional amount of Eurodollar futures contracts as of December 31, 2016 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between March 2017 and December 2021. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $915,000,000 as of December 31, 2016.

Stockholders’ Equity and Book Value Per Share

As of December 31, 2016, our stockholders’ equity was $142.5 million comprised of $37.2 million of preferred equity and $105.3 million of common equity, and our book value per common share was $6.00 on a basic and fully diluted basis. Our stockholders’ equity decreased by $35.0 million compared to our stockholders’ equity as of December 31, 2015, while book value per common share declined by 37.3% from the previous year-end amount of $9.58 .However, the increase in share count from 14,656,394 at December 31, 2015, to 17,539,258 at December 31, 2016, resulting from the payment of the deficiency dividend in December 2016, represents an increase of approximately 20%; as a result, book value per share is not directly comparable between the two periods. Unrealized gains and losses on AFS securities (except those related to Non-Agency RMBS IOs) are reflected in stockholders’ equity rather than in our consolidated statement of operations as a component of other comprehensive income, or OCI. The decrease in stockholders’ equity was the result of a combination of factors, which are further described in Results of Operations below. These factors included credit spread widening, particularly in the first quarter of 2016, which led to lower unrealized gains and higher realized and unrealized losses on Non-Agency RMBS and Multi-Family RMBS, expenses associated with the Multi-Family MBS Re-REMIC transactions, and expenses associated with the cash component of the deficiency dividend payment.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” beginning on page F-8 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2016 and December 31, 2015:

Non-GAAP Basis	December 31, 2016
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans (2)	Unrestricted Cash(3)	Total
Market Value	$790,190,232	$91,488,606	$12,784,707	$7,473,260	$27,534,374	$929,471,179
Repurchase Agreements	(755,221,000)	(42,277,000)	(7,313,000)	-	-	(804,811,000)
Hedges	7,050,943	1,002,870	-	-	-	8,053,813
Other(4)	5,811,542	(66,141)	191,955	14,293	(2,309,320)	3,642,329
Restricted Cash and Due to Broker	5,586,893	440,686	82,965	-	-	6,110,544
Equity Allocated	$53,418,610	$50,589,021	$5,746,627	$7,487,553	$25,225,054	$142,466,865
% Equity	37.5%	35.5%	4.0%	5.3%	17.7%	100.0%

Non-GAAP Basis	December 31, 2015
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans (2)	Unrestricted Cash(3)	Total
Market Value	$375,333,057	$190,056,347	$121,475,111	$17,337,432	$26,140,718	$730,342,665
Repurchase Agreements	(358,239,000)	(114,512,000)	(86,177,000)	(9,504,457)	-	(568,432,457)
Hedges	1,780,025	778,325	-	-	-	2,558,350
Other(4)	5,019,192	134,613	331,557	26,231	(660,262)	4,851,331
Restricted Cash and Due to Broker	5,009,238	1,184,476	1,980,925	-	-	8,174,639
Equity Allocated	$28,902,512	$77,641,761	$37,610,593	$7,859,206	$25,480,456	$177,494,528
% Equity	16.3%	43.7%	21.2%	4.4%	14.4%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts as well as the JPMMT 2014-OAK4 Trust in 2015.
2.	Includes MSRs with a fair value of $4,623,725 and $6,437,029, respectively.
3.	Includes cash and cash equivalents.
4.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of December 31, 2016, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of these consolidated securitization trusts, due to amortization of the loans underlying the trusts. In addition, for the year ended December 31, 2016, both interest income on residential loans held in securitization trusts and interest expense on residential securitized debt obligations were reduced relative to the prior year periods due to de-consolidation of the JPMMT 2014-OAK4 trust during the period ended December 31, 2016. Consequently, our results of operations for the period ended December 31, 2016 are not directly comparable to the periods ended December 31, 2015 and December 31, 2014. Dividends declared per share of common stock in 2016 included an amount of $1.33 per share paid as a one-time deficiency dividend in December 2016.

The table below presents certain information from our Statement of Operations for the twelve months ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year Ended December 31,
	2016	2015	2014

Revenues:
Interest income:
Available-for-sale securities	$23,475,765	$24,298,156	$16,560,338
Mortgage loans held-for-sale	430,986	2,097,702	3,634,264
Multi-family loans held in securitization trusts	58,587,780	68,016,595	21,158,102
Residential loans held in securitization trusts	10,585,191	19,986,204	4,438,634
Cash and cash equivalents	41,994	16,351	21,274
Interest expense:
Repurchase agreements - available-for-sale securities	(6,237,777)	(6,467,312)	(2,661,329)
Repurchase agreements - mortgage loans held-for-sale	(237,807)	(1,323,892)	(2,203,961)
Multi-family securitized debt obligations	(54,940,386)	(62,157,176)	(19,400,851)
Residential securitized debt obligations	(8,117,402)	(13,156,912)	(3,575,168)
Net interest income	23,588,344	31,309,716	17,971,303

Other-than-temporary impairments

Increase in credit reserves	(541,342)	(745,492)	-
Additional other-than-temporary credit impairment losses	(183,790)	(2,890,939)	-
Total impairment losses recognized through earnings	(725,132)	(3,636,431)	-

Other income:
Realized gain (loss) on sale of investments, net	(7,216,137)	(533,832)	3,271,592
Change in unrealized gain (loss) on fair value option securities	(4,683,410)	(1,041,649)	-
Unrealized gain (loss) and net interest income from Linked Transactions	-	-	10,605,848
Realized gain (loss) on derivative contracts, net	(3,089,001)	(12,024,730)	(18,214,460)
Change unrealized gain (loss) on derivative contracts, net	5,495,463	4,909,858	(2,931,249)
Realized gain (loss) on mortgage loans held-for-sale	94,187	1,216,314	(776,971)
Change in unrealized gain (loss) on mortgage loans held-for-sale	(151,023)	(197,179)	329,728
Change in unrealized gain (loss) on mortgage servicing rights, fair value option	(827,864)	(671,957)	-
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(5,219,530)	6,097,000	1,473,485
Change in unrealized gain (loss) on residential loans held in securitization trusts	404,720	(8,153,474)	3,059,647
Other interest expense	(1,860,000)	-	-
Mortgage servicing income	932,424	211,878	-
Other income	32,276	85,726	59,590
Total other income (loss)	(16,087,895)	(10,102,045)	(3,122,790)

Expenses:
Management fee	2,472,353	2,774,432	2,627,592
General and administrative expenses	5,867,851	6,660,934	2,901,076
Operating expenses reimbursable to Manager	4,747,275	4,980,348	3,247,683
Other operating expenses	1,480,341	2,448,439	2,504,741
Compensation expense	197,452	256,608	253,635
Total expenses	14,765,272	17,120,761	11,534,727

Net income (loss) before provision from income taxes	$(7,989,955)	$450,479	$3,313,786
(Provision for) benefit from income taxes	$-	$-	$-
Net income (loss)	(7,989,955)	450,479	3,313,786
Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(2,887,296)
Net income (loss) attributable to common stockholders	$(11,511,991)	$(3,071,557)	$426,490

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(11,511,991)	$(3,071,557)	$426,490
Weighted average number of shares of common stock outstanding	14,641,701	14,721,074	12,358,587
Basic and diluted income (loss) per share	$(0.79)	$(0.21)	$0.03
Dividends declared per share of common stock	$2.04	$1.35	$1.47

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Net Income Summary

For the year ended December 31, 2016, our net loss attributable to common stockholders was $11,511,991 or $0.79 basic and diluted net loss per average share, compared with a net loss of $3,071,557 or $0.21 basic and diluted net loss per share, for the year ended December 31, 2015.  The principal drivers of this net loss variance are a decrease in net interest income from $31,309,716 for the year ended December 31, 2015 to $23,588,344 for the year ended December 31, 2016, an increase in total other (loss) from $10,102,045 in 2015 to $16,087,895 in 2016, which in aggregate more than offset the year-over-year decrease in total expenses from $17,120,761 in 2015 to $14,765,272 in 2016 and a decrease in impairment charges from $3,636,431 in 2015 to $725,132 in 2016.

Interest Income and Interest Expense

An important source of income is net interest income. For the years ended December 31, 2016 and December 31, 2015, our interest income was $93,121,716 and $114,415,008, respectively. Our interest expense was $69,533,372 and $83,105,292, respectively, for the years ended December 31, 2016 and December 31, 2015. The year-over year decrease in interest income and interest expense was primarily a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

Net Interest Income

For the years ended December 31, 2016 and December 31, 2015, our net interest income was $23,588,344 and $31,309,716, respectively, with the decrease primarily reflecting the reduced balances of the consolidated trusts noted above.

Other Income (Loss)

For the year ended December 31, 2016, our other income represented a loss of $16,087,895, which primarily reflects the impact of volatile interest rates, particularly in the first half of the year and the post-presidential election period, investment sales related to reduction in credit assets, Re-REMIC transactions effected during the year and a one-time other interest expense provision, in turn generating net realized losses on sales of investments $7,216,137, net realized losses of $3,089,001 on interest rate hedges, net unrealized losses on fair value option securities of $4,683,410 and net unrealized losses on mortgage servicing rights of $827,864. Additionally, we incurred net unrealized losses multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,219,530 and net unrealized losses on mortgage loans of $151,023. We also incurred a $1,860,000 other interest expense related to the deficiency dividend payment. These losses in aggregate more than offset net unrealized gains on interest rate hedges of $5,495,463, net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $404,720, net realized gain on mortgage loans of $94,187, net mortgage servicing income of $932,424 and net other income of $32,276. As noted earlier, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our consolidated statements of operations.

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

We incurred management fees of $2,472,353 for the year ended December 31, 2016 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $12,292,919, of which $4,747,275 was payable to our Manager and $7,545,644 was payable directly by us.

For the year ended December 31, 2015, we incurred management fees of $2,774,432 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $14,346,329, of which $4,980,348 was payable to our Manager and $9,365,981 was payable directly by us.

Our general and administrative expenses represent the cost of legal, accounting, auditing and consulting services and declined as a result of reduced expenses attributable to the consolidated trusts during both the years ended December 31, 2016 and December 31, 2015 at $5,867,851 and $6,660,934, respectively.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2016 we recognized $725,132 in OTTI losses. For the year ended December 31, 2015 we recognized $3,636,431 in OTTI losses. The increase in OTTI during the year ended December 31, 2016 reflected an increase in the Company’s credit loss expectations on certain legacy Non-Agency RMBS, all of which had been sold at year end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Policies of the notes to our consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $11,511,991 for the year ended December 31, 2016, after accounting for preferred stock dividends of $3,522,036, representing an annualized loss of 6.08% on average stockholders’ equity of $189,211,689. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the year ended December 31, 2016, our comprehensive loss attributable to common stockholders was $20,384,850 which included $8,872,859 in total OCI. This represents an annualized loss of 10.77% on average stockholders’ equity.

For the year ended year December 31, 2015, our net loss attributable to common stockholders was $3,071,557, after accounting for preferred stock dividends of $3,522,036, representing an annualized loss of 1.62% on average stockholders' equity of $189,709,805. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the year ended December 31, 2015, our comprehensive loss attributable to common stockholders was $10,675,679 which included $7,604,122 in total other comprehensive loss. This represents an annualized loss of 5.63% on average stockholders’ equity.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Net Income Summary

For the year ended December 31, 2015, our net loss attributable to common stockholders was $3,071,557 or $0.21 basic and diluted net income per average share, compared with a net gain of $426,490 or $0.03 basic and diluted net income per share, for the year ended December 31, 2014. The principal drivers of this net loss variance represent an increase in other loss from $3,122,790 for the year ended December 31, 2014 to $10,102,045 for the year ended December 31, 2015, an increase in total expenses from $11,534,727 in 2014 to $17,120,761 in 2015, together with impairment charges of $3,636,431 in 2015, which in aggregate more than offset the year-over-year increase in net interest income from $17,971,303 for the year ended December 31, 2014 to $31,309,716 for the year ended December 31, 2015.

Interest Income and Interest Expense

As earlier noted, in connection with our consolidation of the consolidated trusts, we are required to include the interest income and interest expense of the trusts in our consolidated statement of operations. This limits the comparability of these measures with prior periods, in particular since the interest income and income expenses of each of the trusts is included for the full year ended December 31, 2015, but only for varying portions of the year ended December 31, 2014, based on the respective dates of consolidation of each of the trusts. In addition, interest income on certain Non-Agency RMBS and Multi-Family MBS and interest expense on the associated repurchase agreement financing previously accounted for as Linked Transactions was included as a component of “Unrealized gain (loss) and net interest income from Linked Transactions” in “Total other income (loss)” in our consolidated statements of operations for the year ended December 31, 2014. For the year ended December 31, 2015, these items are included in “Net interest income”, further limiting the comparability of these measures with prior periods.

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

Net Interest Income

For the year ended December 31, 2015 and the year ended December 31, 2014, our net interest income was $31,309,716 and $17,971,303 respectively, with the increase reflecting a full year of consolidating the consolidated trusts together with the change in accounting treatment for Linked Transactions noted above.

Other Income (Loss)

For the year ended December 31, 2015, our other income represented a loss of $10,102,045 which primarily reflects the impact of volatile interest rates throughout the year, in turn generating net realized losses of $12,024,730 on interest rate hedges, and net unrealized loss on mortgage servicing rights of $671,957. Additionally, net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1Trusts were $8,153,474, net realized losses on sales of investments of $533,832 , unrealized losses on fair value option securities of $1,041,649 and net unrealized losses on mortgage loans of $197,179. These losses in aggregate more than offset unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01Trusts of $6,097,000, net realized gain on mortgage loans of $1,216,314, net unrealized gains on interest hedges of $4,909,858 and net other income of $85,726. As noted above, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of OCI and as such are reflected in stockholders’ equity rather than in our consolidated statement of operations.

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

We incurred management fees of $2,627,592 for the year ended December 31, 2014 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $8,907,135, of which $3,247,683 was payable to our Manager and $5,659,452 was payable directly by us. Our general and administrative expenses of $2,901,076 for the year ended December 31, 2014 represent the cost of legal, accounting, auditing and consulting services. Our other operating expenses for the year totaled $2,504,741, including fulfillment and mortgage banking fees totaling $1,017,627 payable to our Manager in connection with the aggregation and securitization of loans by FOAC. A significant portion of the fee payments were utilized by our Manager to pay incentive fee compensation to our employees of our Manager deemed essential to the long-term success of our aggregation and securitization business at that time.

Other-Than-Temporary Impairment

We review each of our securities on a quarterly basis to determine if an OTTI change is necessary. For the year ended December 31, 2015, we recognized $3,636,431 in OTTI losses. For the year ended December 31, 2014, we did not recognize any OTTI losses. The increase in OTTI during the year ended December 31, 2015 reflected an increase in the Company’s credit loss expectations on certain legacy Non-Agency RMBS with a fair value of $23,634,693 as of year-end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 - Summary of Significant Accounting Policies of the notes to our consolidated financial statements.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Non-Agency and Agency RMBS and Multi-Family MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2016, we had unrestricted cash and cash equivalents of $27.5 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $26.1 million as of December 31, 2015.

As of December 31, 2016, net proceeds from repurchase agreements related to available-for-sale securities totaled $804.8 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.07%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. As of December 31, 2016, we had an overall debt-to-equity ratio of 5.6:1 on a GAAP and non-GAAP basis, compared to 3.2:1 as of December 31, 2015. The increase is due primarily to the portfolio reallocation in favor of Agency RMBS described earlier. The repurchase obligations mature and reinvest every 30 to 360 days. See "-Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2016, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 12 of these lenders totaling $804.8 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of December 31, 2016, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 40%, and the weighted average haircut was 6.76% as of December 31, 2016. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended December 31, 2016, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

    Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of December 31, 2016, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of December 31, 2016, the fair value of these non-recourse liabilities aggregated to $1,339,430,026 and they are excluded from discussion and analysis of our leverage.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2016 to December 31, 2016.

  The following table summarizes our contractual obligations for borrowings under repurchase agreements at December 31, 2016:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	$804,811	804,811	-	-	-
Total contractual obligations (1)	$804,811	804,811	-	-	-

(1)	We exclude multi-family securitized debt obligations, residential securitized debt obligations and related interest expense from the contractual obligations disclosed in the table above as this debt is non-recourse to us, is not cross-collateralized and must be satisfied exclusively from the proceeds of the respective multi-family mortgage loans or residential mortgage loans and related assets held in the securitization trusts.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we account for the related noncontingent liability at its fair value on our consolidated balance sheet as a liability; as of December 31, 2016, the amount of the liability recorded was $203,743. The maximum potential amount of future payments that we could be required to make under the outstanding backstop guarantees was $469,015,145. In accordance with ASC 450, Contingencies, any contingent liability must be recognized when its payment becomes probable and reasonably estimable; as of December 31, 2016, no such contingent liability was required to be recognized.

Distributions

We intend to continue to make regular monthly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We generally intend to make regular monthly distributions to our stockholders in an amount equal to all or substantially all of our taxable income. Although FOAC no longer aggregates and securitizes residential mortgages, it continues to generate taxable income from MSRs and other mortgage-related activities. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements, other debt payable and on our Series A Preferred Stock. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On December 27, 2016, we announced that our board of directors declared monthly cash dividend rates for the first quarter of 2017 of $0.05 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of December 31, 2016 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	December 31, 2016
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	9	8	38
Carrying Value/ Estimated Fair Value	$12,784,707	$91,488,606	$790,190,233
Amortized Cost	$27,870,354	$90,738,821	$795,655,962
Current Par Value	$675,476,701	$131,045,363	$779,219,115
Carrying Value to Current Par	1.9%	69.8%	101.4%
Amortized Cost to Current Par	4.1%	69.2%	102.1%
Net Weighted Average Coupon	0.36%	0.19%	2.51%
3 Month CPR (3)	28.3	NA	11.7

Non-Agency RMBS Characteristics

	December 31, 2016(1)
Collateral Attributes:	Legacy	Prime Jumbo New Issue
Weighted Average Loan Age (months)	126	29
Weighted Average Original Loan-to-Value	73.9%	66.7%
Weighted Average Original FICO (4)	641	766
Weighted Average Loan Size	161.9	842.7

Current Performance:
60+ Day Delinquencies	15.9%	0.4%
Average Credit Enhancement (5)	0.0%	16.4%

	December 31, 2016(1)
Coupon Type	Carrying Value	% of Non-Agency RMBS
Fixed Rate	$10,456,008	81.8%
Adjustable Rate	$2,328,699	18.2%

Collateral Type
Prime	$10,456,008	81.8%
Subprime	$2,328,699	18.2%

Loan Origination Year
Post-2011	$10,456,008	81.8%
2006	$2,328,699	18.2%

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at December 31, 2016 on a combined, non-GAAP basis.

2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at December 31, 2016 on a combined, non-GAAP basis.

3.	Three - month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payments structure of each underlying security.

4.	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

5.	Average credit enhancement remaining on our Non -Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral

The following table presents the rating of our Non-Agency RMBS at December 31, 2016, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$7,172,138	56.1%
Rated CC	$2,328,699	18.2%
Not Rated	$3,283,871	25.7%

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at December 31, 2016 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$5,711,209	44.7%
Florida	$468,300	3.7%
Washington	$1,392,648	10.9%
Texas	$913,179	7.1%
Massachusetts	$686,900	5.4%

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

The following table presents the rating of our Multi-Family MBS at December 31, 2016, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

Current Rating	Fair Value	% of Multi-Family MBS
Rated BBB-	$11,748,000	12.8%
Rated BB-	$61,398,566	67.1%
Not Rated	$18,342,040	20.0%

The following table presents the weighted average life breakdown of our MBS investment portfolio at December 31, 2016, on a combined, non-GAAP basis:

Weighted Average Life Breakdown	Carrying Value
Greater than one year and less than five years	$418,701,975
Greater than or equal to five years	$475,761,571

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2016.

December 31, 2016

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-45.99%	-0.59%
+0.50%	-22.99%	-0.21%
-0.50%	22.99%	-0.07%
-1.00%	44.80%	-0.60%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2016. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at December 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "-Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2016, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for further information about our liquidity and capital resource management.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2016. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, nor were they effective as of March 31, 2016, June 30, 2016 or September 30, 2016, as a result of the material weaknesses described below.

As previously disclosed in our 2015 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at December 31, 2015 even if the material weakness described below did not exist by reason of the inadvertent omission of financial statements for our pre-IPO year from May 16, 2012 (date of commencement) to December 31, 2012 from our 10-K for the year ended December 31, 2014. Our management has concluded as of December 31, 2016 that the remediation measures to address this ineffectiveness, as described below, have been fully implemented and accordingly that our disclosure controls and procedures would have been effective at December 31, 2016, were it not for the material weaknesses below.

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

Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2016, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, nor was if effective as of March 31, 2016, June 30, 2016 or September 30, 2016, as a consequence of the material weaknesses described below.

In connection with our determination of an inability to offset net gains realized on certain hedging transactions in 2013 for federal income tax purposes with net capital losses realized in 2013 on the sale of certain securities, during the quarter ended September 30, 2016, management and our Audit Committee identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax-consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. We also recorded a charge of $1.86 million in the third quarter of 2016 for interest charges expected to be payable to the IRS following the payment of the dividend. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee have concluded that additional remediation measures described below are necessary to enhance our control environment.

In connection with the preparation of our financial statements for inclusion in our 2015 10-K we identified a material weakness in our internal control over financial reporting. Such material weakness did not result in any misstatements in our audited consolidated financial statements included in our 2015 10-K, but did require adjustments during the 2015 annual audit with respect to net income (loss) attributable to common stockholders, total other comprehensive income, and basic and diluted income (loss) per share in our preliminary 2015 consolidated financial statements, and required the restatement of the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and September 30, 2015, originally included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2015, respectively. The material weakness consisted of a failure of our control over the critical timely review of account balances to determine whether the appropriate accounting policy and methodology had been applied, which in turn resulted in the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option at the inception of each transaction. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations for each of the quarter and year-to-date periods ended June 30, 2015 and September 30, 2015, respectively. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. As an emerging growth company, we are not currently required to obtain such attestation report.

Remedial Action

To remediate the material weakness in our internal control over financial reporting related to our REIT taxable income for 2013 noted above, we have implemented certain changes to the design of our internal controls. Specifically, for any REIT tax matters that we have not previously addressed, we are now required to obtain a written technical review and conclusion from a nationally recognized accounting firm or law firm, which must be presented to and approved by our Audit Committee prior to our adoption of the related conclusion.

To remediate the material weakness in our internal control over financial reporting related to timely review of account balances (and consequent deficiencies in our disclosure controls and procedures), we have continued to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. We are also in the process, with the assistance of an experienced financial reporting consultant, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system.

We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while we believe meaningful progress has been made, the new and enhanced systems and controls are not as yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We cannot currently estimate when such remediation will be complete, nor can we currently ascertain whether additional actions will be required, or the costs therefor.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors

Set forth below is information regarding the current members of our board of directors. The biographical information concerning such directors has been furnished by them to the Company. Age and other information are as of March 1, 2017. There are no family relationships between any director and executive officer.

Name	Age	Position Held with Us	Director Since
David C. Carroll	58	Chief Executive Officer, President and Chairman of the Board	2012
David Oston	58	Chief Financial Officer, Secretary, Treasurer and Director	2012
Neil A. Cummins(1)	62	Independent Director	2013
William A. Houlihan(1)	61	Independent Director	2013
Walter C. Keenan(1)	49	Independent Director	2015

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

Biographical Information — Directors

David C. Carroll has been our Chief Executive Officer, President and Chairman of the Board since our formation in March 2012 and has been the CEO, President and Chairman of the Board of Oak Circle Capital Partners LLP, or our Manager, since our Manager’s formation in March 2012. He has 30 years of experience in a wide range of trading, structuring and management roles within the credit markets. In 1999, Mr. Carroll co-founded a specialized investment management company Ceres Capital Partners, LLC, or Ceres Capital, that was sold to and was operated as part of Stanfield Capital Partners, or Stanfield, from 2001 until January 2007, when it reverted to the name Ceres Capital. Ceres Capital was the investment manager for a structured investment vehicle, Victoria Finance Ltd, or Victoria. In June 2008, Ceres Capital entered Chapter 11 under the Bankruptcy Code. Mr. Carroll became President of Ivy Square, Ltd., or Ivy Square, an investment firm, in 2008, where he remained until founding our Manager in 2012. Prior to Ceres Capital, Mr. Carroll spent 13 years with Morgan Stanley where he served in a variety of management and trading roles. Mr. Carroll started his career working for Cargill Inc. as an oil trader. Mr. Carroll graduated with an M.B.A. from the Duke University Fuqua School of Business and from the University of Virginia with a B.A.

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

Mr. Houlihan graduated with an M.B.A. in Finance from New York University Graduate School of Business, and a B.S. in Accounting from Manhattan College. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive. Since January 2017, he has served as an adjunct professor at the Feliciano School of Business at Monclair State University.

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

As a consequence of Mr. Houlihan’s over 30 years of pertinent experience, qualifications and skills including significant financial expertise and literacy, he is well qualified to provide significant and relevant expertise and advice to our board of directors in relation to many areas, including accounting and financial matters.

Walter C. Keenan has been an independent director of our board of directors since April 17, 2015. Mr. Keenan has over 25 years of experience in the financial services industry as an advisor, investor and executive manager. Since July 2013, he has served as Chief Executive Officer of Advantage Insurance Inc., or Advantage Insurance, a specialty insurance group serving the insurance needs of high net worth individuals and business owners worldwide. Mr. Keenan was a consultant to Advantage Insurance from July 2012 through July 2013. From October 2013 to May 2016, Mr. Keenan served as a director and audit committee chair of Republic Companies, Inc., a regional property and casualty insurance company. Prior to joining Advantage Insurance, from March 2011 to October 2011, Mr. Keenan served as Executive Chairman of Medicus Insurance Holdings, Inc., a provider of professional liability insurance to physicians, and was Chairman from July 2006 to March 2011. Before becoming an insurance industry executive, Mr. Keenan worked in private equity as President of JMP Capital, the principal investments group of JMP Group LLC (NYSE: JMP) from 2007 to 2011 and as a Principal of The Cypress Group from 2005 to 2007. Mr. Keenan’s work for JMP and Cypress included strategic investments in two mortgage REIT companies. Mr. Keenan began his career at Morgan Stanley, where he worked in investment banking from 1989 to 2003. Mr. Keenan received a Bachelor of Arts degree with Honors from Southern Methodist University.

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

Name	Age	Position Held with Us
David C. Carroll	58	Chief Executive Officer, President and Chairman of the Board
David Oston	58	Chief Financial Officer, Secretary, Treasurer and Director
Kian Fui (Paul) Chong	44	Chief Investment Officer

Biographical Information - Executive Officers

David C. Carroll. See “Biographical Information — Directors” above.

Kian Fui (Paul) Chong has been our CIO since our formation in March 2012 and has been the CIO of our Manager since its formation in March 2012. He has 18 years’ experience in the financial markets. From 2004 until 2008, Mr. Chong was a portfolio manager at Stanfield/Ceres. Ceres Capital was the investment manager for Victoria. In June 2008, Ceres Capital entered Chapter 11 under the Bankruptcy Code. From 2008 until 2011, Mr. Chong worked for Ivy Square. From November 2011 until March 2012, Mr. Chong was a principal of Oak Circle Capital, LLC, or OCC. OCC was formed and capitalized by officers of our Manager in March 2010 to develop a mortgage REIT business strategy. Prior to XL Global’s investment in our Manager, it was determined that such investment in a new entity rather than in OCC would simplify the completion of the investment and hence our Manager was formed. OCC, which had only one employee and only conducted limited business operations, is in the process of dissolution. Mr. Chong previously had worked as a credit analyst for Bank of America in Singapore from 1996 until 1999 before spending two years as a financial consultant with Arthur Andersen. Mr. Chong graduated with an M.B.A. from the Duke University Fuqua School of Business and a B.Bus. from the Nanyang Technological University in Singapore. Mr. Chong is also a C.F.A. holder.

David Oston. See “Biographical Information — Directors” above.

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

Based solely on our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that, during the year ended December 31, 2016, all of these filing requirements applicable to our directors, executive officers, and greater than 10% stockholders were complied with on a timely basis, except as follows: each of Mr. Carroll, Mr. Chong, Mr. Cummins, Mr. Houlihan, Mr. Keenan and Mr. Oston filed a late Form 4 on February 27, 2017 with respect to shares of common stock of 11,429, 4,175, 4,794, 9,293, 3,511 and 8,099, respectively, received pursuant to our deficiency dividend payment on December 27, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our executive officers for the year ended December 31, 2016 (Messrs. Carroll, Oston and Chong are the Company’s only executive officers).

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

We did not pay any cash compensation to any of our executive officers, nor did we make any grants of plan-based awards, stock options or stock grants of any kind to them for the year ended December 31, 2016; however, we have adopted the Manager Equity Plan pursuant to which we make awards to our Manager which, in turn, grants such awards to its employees, officers, members (including our current executive officers), directors or consultants. We do not provide our executive officers with pension benefits, perquisites or other personal benefits. We do not have any employment agreements with any person and have no arrangements to make cash payments to our executive officers upon their termination from service as our officers or a change in control of the Company.

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

The management agreement provides for automatic one-year renewals of its term. The initial two-year term of the management agreement expired on May 16, 2014, and automatically renewed on such date and again on May 16, 2015 and May 16, 2016. Our independent directors review our Manager’s performance annually and, following the initial two-year term, the management agreement may be terminated annually upon the affirmative vote of either at least two-thirds of our independent directors or at least two-thirds of our outstanding shares of common stock (other than those shares held by our Manager or its affiliates), in either case, based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) our determination that any fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees determined to be fair by at least two-thirds of our independent directors. We will provide our Manager 180 days’ prior notice of any such termination. Unless terminated for cause, we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed quarter prior to the date of termination. We may also terminate the management agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from our board of directors for cause.

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

Independent directors

As compensation for serving on our board of directors, each independent director receives an annual cash retainer of $50,000, payable in arrears, and an annual retainer of 1,500 restricted shares of our common stock, granted under our Manager Equity Plan. The grants of restricted stock are generally made immediately following our annual stockholders’ meeting, and vest in full on the first anniversary of the grant date, subject to continuing service on our board of directors on the vesting date. We also reimburse these independent directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance at full board of directors and committee meetings. In addition, the chair of our audit committee receives a separate annual cash retainer of $15,000, and the chairs of our compensation committee and our nominating and corporate governance committee each receive an annual cash retainer of $10,000, in each case in addition to the annual board service cash retainer and the grant of 1,500 restricted shares of our common stock. Independent directors may also receive retainers or meeting fees for participation on ad hoc committees formed on an as-needed basis from time to time.

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

Director Compensation for 2016

The table below sets forth the compensation paid to each individual serving as a non-executive director at any time during 2016*.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Neil A. Cummins	$52,500	$8,955	$3,690	$65,145
William A. Houlihan	56,667	8,955	3,690	69,312
Walter C. Keenan	59,167	8,955	1,530	69,652

*	Columns for “Option Awards,” “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.

(1)	The amounts in this column reflect the aggregate grant date fair value of grants of restricted stock to each listed director on August 15, 2016, calculated in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the year ended December 31, 2016. As of December 31, 2016, each of Messrs. Cummins, Houlihan and Keenan held 1,500 unvested shares of restricted stock (and Messrs. Cummins and Houlihan each held 4,500 shares of formerly restricted stock that vested prior to such date and Mr. Keenan held 1,500 shares of formerly restricted stock that vested prior to such date).

(2)	The amounts in this column reflect dividends paid in 2016 on unvested shares of restricted stock held by the directors in the table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2016, Messrs. Cummins, Houlihan and Keenan were members of our compensation committee. Each of the members of the compensation committee is (and was during his service in 2016) an independent director. No member of the compensation committee at any time during 2016 was an officer or employee of the Company or any of its subsidiaries during 2016, and no such individual was formerly an officer of the Company or any of its subsidiaries or was a party to any disclosable related person transaction involving the Company. During 2016, none of the executive officers of the Company has served on the board of directors or on the compensation committee of any other entity that has or had executive officers that served as a member of the board of directors or compensation committee of the Company.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis herein with management and, based on such review and discussion, has recommended to our board of directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

March 16, 2017

Compensation Committee

Neil A. Cummins

William Houlihan

Walter C. Keenan (Chairman)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

The Five Oaks Investment Corp. Manager Equity Plan., or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future, if any. In turn, our Manager grants such awards to its employees, officers (including our current officers), members, directors or consultants. The total number of shares that may be granted subject to awards under the Manager Equity Plan is equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan).

The following information is with respect to our Manager Equity Plan as of December 31, 2016:

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	the first column)
Equity compensation plans approved by security holders	-	-	590,783
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	590,783

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock and 8.75% Series A Cumulative Redeemable Preferred Stock, or Preferred Stock, as of March 1, 2017, by: (1) each director of the Company, (2) each executive officer of the Company, (3) all directors and executive officers of the Company as a group, and (4) all persons known by us to be beneficial owners of more than 5% of any class of our voting securities.

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

Beneficial Ownership Table

Name of Beneficial Owner	Shares of Common Stock Owned		Percentage of Common Stock Owned	Shares of Preferred Stock Owned	Percentage of Preferred Stock Owned
5% Holders
XL Investments Ltd(1)	7,794,537		36.61%	-	-
XL Global, Inc.(2)	10,230		*	-	-
Directors and Executive Officers
David C. Carroll	55,384	(3)	*	-	-
Kian Fui (Paul) Chong	21,324		*	-	-
David Oston	40,352		*	-	-
Neil A. Cummins	20,794		*	-	-
William A. Houlihan	38,793		*	-	-
Walter C. Keenan	10,011		*	-	-
All directors and executive officers as a group (six persons)	196,888		0.92%	-	-

* Represents less than 1% of the shares of our common stock outstanding.

(1)	XL Investments Ltd, or XL Investments, is the record owner of 4,041,045 shares of common stock and warrants to purchase 3,753,492 shares of common stock (which became exercisable on July 25, 2013, 120 days following the closing of our IPO). XL Group Ltd is the ultimate parent holding company of XL Investments and indirectly owns all of the equity interests of XL Investments. XL Group Ltd is a Bermuda exempted company whose ordinary shares are listed on the NYSE. The address for XL Investments is One Bermudiana Road, Hamilton HM08, Bermuda.

(2)	XL Global is the record owner of 10,230 shares of common stock. XL Group Ltd is the ultimate parent holding company of XL Global and indirectly owns all of the equity interests of XL Global. XL Group Ltd. is a Bermuda exempted company whose ordinary shares are listed on the NYSE. The address for XL Global is 200 Liberty Street, 22nd Floor, New York, New York 10281.

(3)	Includes 2,405 shares of common stock held in trusts for each of Mr. Carroll’s two daughters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Management Agreement and Fulfillment Fees

On May 16, 2012, we executed a management agreement with our Manager, pursuant to which our Manager provides for the day-to-day management of our operations. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. All of our executive officers are employed by and also serve as officers of our Manager. As a result, our management agreement was not negotiated on an arm’s-length basis. Therefore, the terms of the management agreement, including the fees payable to our Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. Pursuant to the management agreement, we pay our Manager a monthly management fee and reimburse our Manager for certain expenses. For the years ended December 31, 2016 and 2015, the Company incurred management fees under the management agreement of $2,472,353 and $2,774,432, respectively. In addition, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including accounting services, auditing and tax services, technology and office facilities, operations, compliance, legal and filing fees, and miscellaneous general and administrative costs, including the cost of non-investment management personnel of the Manager who spend all or a portion of their time managing the Company’s affairs. For the years ended December 31, 2016 and 2015, the Company incurred reimbursable expenses of $4,747,275 and $4,980,348, respectively.

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

Relationship with the XL Group of Companies

XL Investments, an indirect wholly owned subsidiary of XL Group Ltd, purchased $25.0 million of our shares of common stock in May 2012, and we agreed to also issue to XL Investments warrants to purchase our common stock. The warrants were issued on September 29, 2012 and entitled XL Investments, commencing on July 25, 2013 (120 days following the closing of our IPO) until September 29, 2019, to purchase an aggregate of 3,125,000 shares of our common stock at a per share exercise price equal to 105% of the $15.00 IPO price per share of our common stock, or $15.75; following our issuance of additional stock pursuant to the deficiency paid on December 27, 2016, the aggregate number of shares which XL Investments is entitled to purchase was adjusted to 3,753,492. As part of its investment in May 2012, XL Investments also agreed to make an additional investment in us of up to $25.0 million, subject to certain conditions and over a period of time. The conditions were deemed satisfied upon the closing of our IPO, and accordingly XL Investments accelerated the timing of its investment and bought $25.0 million of our common stock in a concurrent private placement at the IPO price, or 1,666,667 shares. As of March 1, 2017, XL Investments owned 23.04% of our common stock, 36.61% after giving effect to the exercise of warrants owned by XL Investments in full, which became exercisable on July 25, 2013 (120 days following the closing of our IPO), and as adjusted for the issuance of stock pursuant to the deficiency dividend. Because of its significant ownership of our common stock, XL Investments will have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

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

Our Manager is majority owned by its employees (including all of our officers) with a minority stake held by XL Global, a subsidiary of XL Group Ltd. XL Global made a strategic investment in our Manager in March 2012 and currently owns a 34.6% equity interest in our Manager. As a result of such investment, representatives of XL Global are members of the management committee of our Manager. The investment management professionals of our Manager are solely responsible for all decisions involving the acquisition, disposition, financing and hedging of our target assets. None of the XL group of companies or any of their officers, directors or employees participates in these decisions.

Registration Rights Agreement

We have entered into a registration rights agreement with XL Investments, our Manager, Messrs. Carroll, Chong and Oston, and Darren Comisso and Thomas Flynn (executive officers of our Manager) pursuant to which we have agreed to register the resale of shares of common stock and warrants owned by XL Investments and its transferees, any shares of common stock owned from time to time by Messrs. Carroll, Chong, Comisso, Flynn and Oston and their transferees and any shares of common stock and warrants that we may grant to our Manager under the Manager Equity Plan, which we collectively refer to as the registrable securities. Pursuant to the registration rights agreement, XL Investments and its affiliated transferees have the right to demand that we cause their registrable securities to be registered for resale on a registration statement. All other holders of registrable securities have the option to include their registrable securities in such registration statement and we must maintain the effectiveness of such registration statement until all the registrable securities are sold under a shelf registration statement or another registration statement, or until all the registrable securities are eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, without volume limitation or other restrictions on transfer; however, XL Investments and its affiliated transferees are limited to two demand registrations. The registration rights agreement also requires us to file a “shelf registration statement” for the remaining registrable securities as soon as practicable after we become eligible to use Form S-3, and we must maintain the effectiveness of this shelf registration statement until all the registrable securities have been sold under the shelf registration statement or sold pursuant to Rule 144 under the Securities Act. On August 20, 2014, we filed a “shelf registration statement” for the registrable securities, which was declared effective by the SEC in September 2014. With the consent of XL Investments, we withdrew such registration statement in March 2016, pending the filing of a Form 10-K/A in respect of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (which has since been filed), and filed a replacement “shelf registration statement” on April 29, 2016, which was declared effective on July 20, 2016.

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

As a result of such reviews, as well as the directors’ responses to the Company’s questionnaire with respect to independence matters, our board of directors has affirmatively determined that all persons who served as directors of the Company during any part of the 2016 calendar year, and all current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Carroll, the Company’s Chief Executive Officer and President, and Mr. Oston, the Company’s Chief Financial Officer, Secretary and Treasurer. Each individual who was a member of the Company’s audit committee, compensation committee, and nominating and corporate governance committee during any part of the 2016 calendar year has been determined by our board of directors to be independent in accordance with such standards as well. In determining that each director other than Messrs. Carroll and Oston are independent, in addition to confirming that none of the automatic disqualifications prescribed by the NYSE are applicable to such persons, the board of directors also affirmatively determined that each such person has no direct or indirect material relationship with the Company or its subsidiaries.

As none of Messrs. Cummins, Houlihan or Keenan had or has any direct or indirect relationship with the Company or its subsidiaries, they were each deemed to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES BILLED BY THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fees and expenses paid to our principal accountant, Grant Thornton LLP, for the years ended December 31, 2016 and 2015 consisted of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees(1)	$622,980	$903,000
Audit-Related Fees	-	—
Tax Fees	-	—
All Other Fees	-	—
Total	$622,980	$903,000

(1) Represents fees and expenses for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, statutory audits, and advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.

PRE-APPROVAL POLICY

The audit committee charter provides that the audit committee of our board of directors shall pre-approve all audit services, audit-related tax services and other permitted services to be performed for us by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and PCAOB the audit committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. During 2016, all of the above services were approved by the audit committee in accordance with this policy.

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

FIVE OAKS INVESTMENT CORP.

March 16, 2017	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and
Chairman of the Board (Principal
Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer, President and Chairman of	March 16, 2017
/s/ David C. Carroll	the Board (Principal Executive Officer)
David C. Carroll

	Chief Financial Officer, Treasurer, Secretary and	March 16, 2017
/s/ David Oston	Director (Principal Financial Officer and Principal
David Oston	Accounting Officer)

/s/ Neil A. Cummins	Director	March 16, 2017
Neil A. Cummins

/s/ William Houlihan	Director	March 16, 2017
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 16, 2017

EXHIBIT INDEX

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 to Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013 (the “2013 1st Quarter 10-Q”)).

3.2	Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3	Articles of Amendment, increasing the aggregate number of authorized shares of Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.2 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

3.4	Second Amended and Restated Bylaws of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.2 to the 2013 1st Quarter 10-Q).

4.1	Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“Pre-Effective Amendment No. 1”)).

4.2	Specimen Certificate representing the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-191787), which was filed with the Securities and Exchange Commission on December 9, 2013).

4.3	Form of Warrant as amended and restated on August 18, 2014 (incorporated by reference to Exhibit 4.2 to Five Oaks Investment Corp. Registration Statement on Form S-3 (File No. 333-198272), which was filed with the Securities and Exchange Commission on August 20, 2014).

10.1	Management Agreement, dated as of May 16, 2012 by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Draft Registration Statement on Form S-11 (File No. 021-178729), which was confidentially submitted with the Securities and Exchange Commission on October 19, 2012 (“DRS”)).

10.2	Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto (incorporated by reference to Exhibit 10.2 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on December 20, 2012 (“IPO S-11”)).

10.3	Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 (“Post-Effective Amendment No. 1”)).

10.4†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1).

10.5	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Five Oaks Investment Corp. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35845), which was filed with the Securities and Exchange Commission on March 3, 2016 (the "2015 Form 10-K").

10.7	Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1).

10.8	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 to the IPO S-11).

10.9	Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.10	Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1).

10.11	Amendment No. 1, dated as of January 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1).

10.12	Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1).

10.13	Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1).

10.14	Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014 (the “2014 February 8-K”)).

10.15	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the 2014 February 8-K).

10.16	Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “2014 August 8-K”)).

10.17	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the 2014 August 8-K).

10.18	Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the 2014 August 8-K).

10.19	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the 2014 August 8-K).

10.20	Mortgage Loan Purchase and Servicing Agreement dated as of September 26, 2014, between Five Oaks Acquisition Corp., as seller and servicing administrator, and J.P. Morgan Mortgage Acquisition Corp., as purchaser (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on October 15, 2014 (the “2014 October 8-K”)).

10.21	Assignment, Assumption and Recognition Agreement dated as of October 9, 2014, by and among J.P. Morgan Acceptance Corporation I, J.P. Morgan Mortgage Trust 2014-OAK4, J.P. Morgan Mortgage Acquisition Corp. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the 2014 October 8-K).

10.22	Form of Mortgage Loan Purchase and Interim Servicing Agreement between Aggregator 1, as purchaser, and originator, as seller, with corresponding Form of Assignment, Assumption and Recognition Agreement among Aggregator 1, as assignor, Five Oaks Acquisition Corp, as assignee, and originator (incorporated by reference to Exhibit 10.6 to Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2014 (the “2014 3rd Quarter 10-Q”)).

10.23	Form of Flow Sale and Interim Servicing Agreement between Aggregator 2, as purchaser, and originator, as seller and interim servicer, with corresponding Form of Assignment, Assumption and Recognition Agreement (Whole Loan Transfer), among Aggregator 2, as assignor, Five Oaks Acquisition Corp., as assignee, originator and servicer (incorporated by reference to Exhibit 10.7 to the 2014 3rd Quarter 10-Q).

10.24	Mortgage Loan Purchase and Sale Agreement, dated as of December 23, 2014, between Five Oaks Acquisition Corp. and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 12, 2015 (the “2015 January 8-K”)).

10.25	Certificate Purchase Agreement, dated December 22, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Five Oaks Acquisition Corp. and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.2 to the 2015 January 8-K).

10.26	Indemnity Letter, dated December 23, 2014, among Five Oaks Investment Corp., Credit Suisse Securities (USA) LLC and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.3 to the 2015 January 8-K).

10.27	Pooling And Servicing Agreement, dated as of December 1, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Christiana Trust, Select Portfolio Servicing, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the 2015 January 8-K).

10.28	Master Repurchase Agreement, dated as of December 30, 2014, between Bank of America, N.A. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the 2015 January 8-K).

10.29	Guaranty, dated as of December 30, 2014, by Five Oaks Investment Corp., to and for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the 2015 January 8-K).

10.30	Mortgage Loan Purchase and Sale Agreement, dated April 30, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 7, 2015 (the “2015 May 8-K”)).

10.31	Pooling And Servicing Agreement, dated as of April 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 May 8-K).

10.32

Mortgage Loan Purchase and Sale Agreement, dated November 10, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC. (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 16, 2015 (the “2015 November 8-K”)).

10.33	Pooling and Servicing Agreement, dated as of November 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 November 8-K).

10.34

Processing Services Agreement, dated May 14, 2015, between Five Oaks Investment Corp. and SS&C Technologies, Inc., as amended by the Addendum to Processing Services Agreement, dated June 10, 2015 (incorporated by reference to Exhibit 10.34 to the 2015 Form 19-K).

10.35

Security Sale Agreement, dated as of April 25, 2016, between Five Oaks Investment Corp. and Oaks Funding II LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on April 29, 2016 (the “2016 8-K”).

10.36	Trust Agreement, dated as of April 25, 2016, between Oaks Funding II LLC and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 10.2 to the 2016 8-K.

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Five Oaks Investment Corp.*

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

 * Filed herewith.

†Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Five Oaks Investment Corp.

We have audited the accompanying consolidated balance sheets of Five Oaks Investment Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Oaks Investment Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	12/31/2016(1)	12/31/2015(1)

ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $876,121,505 and $571,086,035 for December 31, 2016 and December 31, 2015, respectively)	$870,929,601	$571,466,581
Mortgage loans held-for-sale, at fair value (includes pledged loans of $0 and $10,900,402 for December 31, 2016 and December 31, 2015, respectively)	2,849,536	10,900,402
Multi-family loans held in securitization trusts, at fair value	1,222,905,433	1,449,774,383
Residential loans held in securitization trusts, at fair value	141,126,720	411,881,097
Mortgage servicing rights, at fair value	3,440,809	4,268,673
Cash and cash equivalents	27,534,374	26,140,718
Restricted cash	10,355,222	8,174,638
Deferred offering costs	96,489	-
Accrued interest receivable	7,619,717	8,650,986
Dividends receivable	122	26,022
Investment related receivable	3,914,458	1,591,343
Derivative assets, at fair value	8,053,813	2,558,350
FHLB stock	-	2,403,000
Other assets	774,909	530,468

Total assets	$2,299,601,203	$2,498,366,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$804,811,000	$509,231,000
Mortgage loans held-for-sale	-	9,504,457
FHLB Advances	-	49,697,000
Multi-family securitized debt obligations	1,204,583,678	1,364,077,012
Residential securitized debt obligations	134,846,348	380,638,423
Accrued interest payable	5,467,916	6,574,699
Dividends payable	39,132	39,132
Deferred income	203,743	-
Due to broker	4,244,678	-
Fees and expenses payable to Manager	880,000	842,903
Other accounts payable and accrued expenses	2,057,843	267,507

Total liabilities	2,157,134,338	2,320,872,133

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at December, 2016 and December 31, 2015, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 17,539,258 and 14,656,394 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	175,348	146,409
Additional paid-in capital	204,264,868	189,037,702
Accumulated other comprehensive income (loss)	(9,268,630)	(395,771)
Cumulative distributions to stockholders	(89,224,194)	(55,803,240)
Accumulated earnings (deficit)	(637,499)	7,352,456

Total stockholders' equity	142,466,865	177,494,528

Total liabilities and stockholders' equity	$2,299,601,203	$2,498,366,661

(1)	Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIE's) as the Company is the primary beneficiary of these VIEs. As of December 31, 2016 and December 31, 2015, assets of consolidated VIEs totaled $1,369,120,941 and $1,868,482,556, respectively, and the liabilities of consolidated VIEs totaled $1,344,404,080 and $1,750,916,265, respectively

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Revenues:
Interest income:
Available-for-sale securities	$23,475,765	$24,298,156	$16,560,338
Mortgage loans held-for-sale	430,986	2,097,702	3,634,264
Multi-family loans held in securitization trusts	58,587,780	68,016,595	21,158,102
Residential loans held in securitization trusts	10,585,191	19,986,204	4,438,634
Cash and cash equivalents	41,994	16,351	21,274
Interest expense:
Repurchase agreements - available-for-sale securities	(6,237,777)	(6,467,312)	(2,661,329)
Repurchase agreements - mortgage loans held-for-sale	(237,807)	(1,323,892)	(2,203,961)
Multi-family securitized debt obligations	(54,940,386)	(62,157,176)	(19,400,851)
Residential securitized debt obligations	(8,117,402)	(13,156,912)	(3,575,168)

Net interest income	23,588,344	31,309,716	17,971,303

Other-than-temporary impairments
(Increase) decrease in credit reserves	(541,342)	(745,492)	-
Additional other-than-temporary credit impairment losses	(183,790)	(2,890,939)	-

Total impairment losses recognized in earnings	(725,132)	(3,636,431)	-

Other income:
Realized gain (loss) on sale of investments, net	(7,216,137)	(533,832)	3,271,592
Change in unrealized gain (loss) on fair value option securities	(4,683,410)	(1,041,649)	-
Change in unrealized gain (loss) and net interest income from Linked Transactions	-	-	10,605,848
Realized gain (loss) on derivative contracts, net	(3,089,001)	(12,024,730)	(18,214,460)
Change in unrealized gain (loss) on derivative contracts, net	5,495,463	4,909,858	(2,931,249)
Realized gain (loss) on mortgage loans held-for-sale	94,187	1,216,314	(776,971)
Change in unrealized gain (loss) on mortgage loans held-for-sale	(151,023)	(197,179)	329,728
Change in unrealized gain (loss) on mortgage servicing rights	(827,864)	(671,957)	-
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(5,219,530)	6,097,000	1,473,485
Change in unrealized gain (loss) on residential loans held in securitization trusts	404,720	(8,153,474)	3,059,647
Other interest expense	(1,860,000)	-	-
Servicing income	932,424	211,878	-
Other income	32,276	85,726	59,590

Total other income (loss)	(16,087,895)	(10,102,045)	(3,122,790)

Expenses:
Management fee	2,472,353	2,774,432	2,627,592
General and administrative expenses	5,867,851	6,660,934	2,901,076
Operating expenses reimbursable to Manager	4,747,275	4,980,348	3,247,683
Other operating expenses	1,480,341	2,448,439	2,504,741
Compensation expense	197,452	256,608	253,635

Total expenses	14,765,272	17,120,761	11,534,727

Net income (loss) before provision for income taxes	(7,989,955)	450,479	3,313,786
(Provision for) benefit from income taxes	-	-	-
Net income (loss)	(7,989,955)	450,479	3,313,786

Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(2,887,296)

Net income (loss) attributable to common stockholders	$(11,511,991)	$(3,071,557)	$426,490

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(11,511,991)	$(3,071,557)	$426,490
Weighted average number of shares of common stock outstanding	14,641,701	14,721,074	12,358,587
Basic and diluted income (loss) per share	$(0.79)	$(0.21)	$0.03
Dividends declared per share of common stock	$2.04	$1.35	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Net income (loss)	(7,989,955)	$450,479	$3,313,786

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(3,824,461)	(14,776,266)	10,845,303
Reclassification adjustment for net gain (loss) included in net income (loss)	(5,589,740)	1,969,108	7,458,001
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	541,342	745,492	-
Reclassification cumulative adjustment for Linked Transactions	-	4,457,544	-

Total other comprehensive income (loss)	(8,872,859)	(7,604,122)	18,303,304

Less: Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(2,887,296)

Comprehensive income (loss) attributable to common stockholders	(20,384,850)	$(10,675,679)	$18,729,794

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity
Balance at January 1, 2014	800,000	$18,060,898	7,389,250	$73,563	$110,129,489	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362
Issuance of common stock, net	-	-	7,339,000	73,390	79,189,928	-	-	-	79,263,318
Issuance of preferred stock, net	810,000	19,096,074	-	-	-	-	-	-	19,096,074
Restricted stock compensation expense	-	-	(9,500)	-	13,457	-	-	-	13,457
Net income	-	-	-	-	-	-	-	3,313,786	3,313,785
Other comprehensive income (loss)	-	-	-	-	-	18,303,304	-	-	18,303,305
Common dividends declared	-	-	-	-	-	-	(18,229,875)	-	(18,229,875)
Preferred dividends declared	-	-	-	-	-	-	(2,887,296)	-	(2,887,296)
Balance at December 31, 2014	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,351	$(32,406,541)	$11,359,521	$212,798,130

Balance at January 1, 2015	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,351	$(32,406,541)	$11,359,521	$212,798,130
Issuance of common stock, net	-	-	14,000	140	(140)	-	-	-	-
Cost of issuing common stock	-	-	-	-	-	-	-	-	-
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Issuance of treasury stock, net	-	-	(68,356)	(684)	(358,307)	-	-	-	(358,991)
Restricted stock compensation expense	-	-	(8,000)	-	63,275	-	-	-	63,275
Net income	-	-	-	-	-	-	-	450,479	450,479
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	(14,776,266)	-	-	(14,776,266)
Reclassification adjustment for net gain (loss) included in net income	-	-	-	-	-	1,969,108	-	-	1,969,108
Reclassification cumulative adjustments for Linked Transactions	-	-	-	-	-	4,457,544	-	(4,457,544)	-
Reclassification adjustment for other-than-temporary impairments included in net income	-	-	-	-	-	745,492	-	-	745,492
Common dividends declared	-	-	-	-	-	-	(19,874,663)	-	(19,874,663)
Preferred dividends declared	-	-	-	-	-	-	(3,522,036)	-	(3,522,036)
Balance at December 31, 2015	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
		-
Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
Issuance of common stock, net	-	-	2,952,364	29,524	15,477,118	-	(15,506,642)	-	-
Cost of issuing common stock	-	-	-	-	(2,757)	-	-	-	(2,757)
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Purchase of treasury stock, net	-	-	(58,500)	(585)	(282,980)	-	-	-	(283,565)
Restricted stock compensation expense	-	-	(11,000)	-	35,785	-	-	-	35,785
Net income (loss)	-	-	-	-	-	-	-	(7,989,955)	(7,989,955)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	(3,824,461)	-	-	(3,824,461)
Reclassification adjustment for net gain (loss) included in net income (loss)	-	-	-	-	-	(5,589,740)	-	-	(5,589,740)
Reclassification cumulative adjustments for Linked Transactions	-	-	-	-	-	-	-	-	-
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	-	-	-	-	541,342	-		541,342
Common dividends declared	-	-	-	-	-	-	(14,392,276)	-	(14,392,276)
Preferred dividends declared	-	-	-	-	-	-	(3,522,036)	-	(3,522,036)
Balance at December 31, 2016	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(9,268,630)	$(89,224,194)	$(637,499)	$142,466,865

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net income (loss)	$(7,989,955)	$450,479	$3,313,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	725,132	3,636,431	-
Amortization/accretion of available-for-sale securities premiums and discounts, net	(6,751,667)	(13,210,849)	(4,705,639)
Realized (gain) loss on sale of investments, net	7,216,137	533,832	3,877,356
Realized (gain) loss on derivative contracts	3,089,001	12,024,730	18,214,460
Realized (gain) loss on mortgage loans held-for-sale	(94,187)	(1,216,314)	776,971
Unrealized (gain) loss on fair value option securities	4,683,410	1,041,649	-
Unrealized (gain) loss on Linked Transactions, net	-	-	1,966,726
Unrealized (gain) loss on derivative contracts	(5,495,463)	(4,909,858)	2,931,249
Unrealized (gain) loss on mortgage loans held-for-sale	151,023	197,179	(329,728)
Unrealized (gain) loss on mortgage servicing rights	827,864	671,957	-
Unrealized (gain) loss on multi-family loans held in securitization trusts	5,219,530	(6,097,000)	(1,473,485)
Unrealized (gain) loss on residential loans held in securitization trusts	(404,720)	8,153,474	(3,059,647)
Restricted stock compensation expense	35,785	63,275	13,457
Net change in:
Accrued interest receivable	(707,019)	1,204,188	(1,874,785)
Deferred offering costs	(96,489)	945,661	187,457
Dividends receivable	25,900	(26,022)	-
Other assets	(244,441)	(458,869)	(5,052)
Accrued interest payable	119,993	(693,848)	501,584
Deferred income	203,743	-	-
Fees and expenses payable to Manager	37,097	(219,097)	732,000
Other accounts payable and accrued expenses	1,790,336	(27,522)	(322,485)

Net cash provided by operating activities	2,341,010	2,063,476	20,744,225

Cash flows from investing activities:
Purchase of available-for-sale securities	(585,984,081)	(241,590,864)	(521,681,124)
Purchase of mortgage loans held-for-sale	(14,772,535)	(502,308,627)	(451,629,615)
Purchase of mortgage servicing rights	-	(4,940,630)	-
Purchase of FHLBI stock	-	(2,403,000)	-
Proceeds from sales of available-for-sale securities	263,153,843	333,672,932	296,246,293
Proceeds from mortgage loans held-for-sale	22,490,929	531,673,280	388,053,342
Proceeds from FHLBI stock	2,403,000	-	-
Net proceeds from (payments for) derivative contracts	(3,089,001)	(11,940,730)	(17,878,460)
Principal payments from available-for-sale securities	96,655,967	70,476,212	45,077,314
Principal payments from mortgage loans held-for-sale	275,636	15,432,462	8,450,648
Investment related receivable	(2,323,115)	-	506,892
Restricted cash	(2,180,584)	3,226,007	1,942,528
Due to broker	4,244,678	-	-

Net cash (used in) provided by investing activities	(219,125,263)	191,297,042	(250,912,182)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,503,885	-	79,263,318
Net proceeds from issuance of preferred stock	-	-	19,096,074
Purchase of treasury stock	(283,565)	(358,991)	-
Change in deferred offering costs	-	-	(1,133,118)
Dividends paid on common stock	(29,898,918)	(19,874,663)	(18,229,875)
Dividends paid on preferred stock	(3,522,036)	(3,522,036)	(2,890,665)
Proceeds from repurchase agreements - available-for-sale securities	7,940,492,000	5,951,792,999	4,528,080,286
Proceeds from repurchase agreements - mortgage loans held-for-sale	16,405,081	66,937,322	401,295,517
Proceeds from FHLBI advances	-	155,497,000	-
Payments for FHLBI advances	(49,697,000)	(105,800,000)	-
Principal repayments of repurchase agreements - available-for-sale securities	(7,644,912,000)	(6,136,468,999)	(4,395,638,286)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(25,909,538)	(107,696,717)	(351,031,665)
Net cash (paid) on securities underlying Linked Transactions	-	-	(117,544,275)
Net cash received from repurchase agreements underlying Linked Transactions	-	-	88,112,000

Net cash (used in) provided by financing activities	218,177,909	(199,494,085)	229,379,311

Net increase (decrease) in cash and cash equivalents	1,393,656	(6,133,567)	(788,646)

Cash and cash equivalents, beginning of period	26,140,718	32,274,285	33,062,931

Cash and cash equivalents, end of period	$27,534,374	$26,140,718	$32,274,285

Supplemental disclosure of cash flow information
Cash paid for interest	$6,355,591	$8,554,565	$4,363,706

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$39,132	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$(8,872,859)	$(7,604,122)	$18,303,304
Consolidation of multi-family loans held in securitization trusts	$1,227,523,075	$1,455,155,339	$1,677,847,006
Consolidation of residential loans held in securitization trusts	$141,597,866	$413,327,217	$507,423,695
Consolidation of multi-family securitized debt obligations	$1,209,181,035	$1,369,124,789	$1,676,373,521
Consolidation of residential securitized debt obligations	$135,223,045	$381,791,476	$433,698,636
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$210,238,658	$-
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$149,293,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation focused primarily on investing in, financing and managing residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities (“Multi-Family MBS”, and together with RMBS, “MBS”), mortgage servicing rights and other mortgage-related investments. The Company is externally managed by Oak Circle Capital Partners LLC (the “Manager”), an asset management firm incorporated in Delaware. The Company’s common stock is listed on the NYSE under the symbol “OAKS.”

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company invests in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company also invests in Non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity. Additionally, the Company invests in Multi-Family MBS, which are MBS for which the principal and interest may be sponsored by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or may not be sponsored by a U.S. Government agency or a U.S. Government-sponsored entity. The Company also invests in mortgage servicing rights, and may also invest in other mortgage-related investments.

On June 10, 2013, the Company established Five Oaks Acquisition Corp. (“FOAC”) as a wholly owned taxable REIT subsidiary (“TRS”), for the acquisition and disposition of residential mortgage loans. The Company consolidates this subsidiary under generally accepted accounting principles in the United States of America (“GAAP”).

On April 30, 2014, the Company established Five Oaks Insurance LLC (“FOI”) as a wholly owned subsidiary. The Company consolidates this subsidiary under GAAP. FOI was dissolved on July 18, 2016.

In December 2014, and October 2014, respectively, the Company acquired first loss tranches issued or backed by two Freddie Mac-sponsored Multi-Family MBS K series securitizations (the “FREMF 2011-K13 Trust” and the “FREMF 2012-KF01 Trust”). The Company determined that each of the trusts was a variable interest entity (“VIE”) and that in each case the Company remains the primary beneficiary, and accordingly consolidated the assets and liabilities of the trusts into the Company’s financial statements in accordance with GAAP. On April 21, 2016, and April 26, 2016, respectively, the Company completed two re-securitization transactions (the “Re-REMIC transactions”). The Company consolidates the assets and liabilities of the newly established trusts, in each case based upon the Company’s purchase of first-loss securities of the Re-REMIC transactions. Accordingly, the Company has determined that it remains the primary beneficiary of the underlying trusts and continues to consolidate the assets and liabilities of each underlying trust.

In October 2014, and December 2014, respectively, the Company also acquired first loss and subordinated tranches issued by two residential mortgage-backed securitizations (the “JPMMT 2014-OAK4 Trust” and the “CSMC 2014-OAK1 Trust”). During the second quarter of 2016, the Company sold the first loss and subordinated tranches issued by the JPMMT 2014-OAK4 Trust, and as a result, having determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates the assets and liabilities of that trust. The Company determined that CSMC 2014-OAK1 Trust was a VIE and that the Company continues to be the primary beneficiary, and accordingly consolidated the assets and liabilities of the trust into the Company’s financial statements in accordance with GAAP.

On March 23, 2015, the Company established Oaks Funding LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of residential mortgage loan securitization transactions. The Company consolidates this subsidiary under GAAP.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

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
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At December 31, 2016, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and one residential mortgage loan transaction (CSMC 2014-OAK1), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2011-K13 and the FREMF 2012-KF01 trusts, the Company determined that it is the primary beneficiary of certain intermediate trusts that have the power to direct the activities and the obligations to absorb losses of the underlying trusts. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. However, the Company’s maximum exposure to loss from consolidated trusts was $24,716,861 and $117,566,291, respectively, at December 31, 2016, and December 31, 2015. At December 31, 2016 and December 31, 2015, with the exception of the above transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $7,592,802 and $92,107,727 respectively, and Multi-Family MBS $73,146,566 and $104,025,797, respectively).

GAAP also requires us to consider whether securitizations we sponsor and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with Accounting Standards Codification (“ASC”) 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with an aggregate fair value of $4,413,403 at December 31, 2016 (December 31, 2015: $30,383,343). This amount is included in Available-for-sale (“AFS”) securities on the Company’s consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Income

Certain service revenues received in the period are recorded as a liability in the Company’s consolidated balance sheets in the line item “Deferred income”, for subsequent recognition as income in the Company’s consolidated statements of operations.

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

Deferred Securitization Costs

Certain direct costs previously associated with the acquisition of residential mortgage loans were payable by the Company in advance of the subsequent securitization of these loans. To the extent that such costs, if any, were expected to be recovered at the time of a forthcoming securitization, payments made by the Company in respect of such costs if any are recorded as an asset in the Company’s consolidated balance sheets in the line item “Deferred securitization costs”, for subsequent deduction from the securitization proceeds upon the closing of that securitization.

Available-for-Sale Securities, at Fair Value

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s AFS securities portfolio, with the exception of Non-Agency RMBS IOs (as further described below), is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments - Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income is recorded in the “Interest Income” line item on the consolidated statements of operations.

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
December 31, 2016

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

Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within realized gain (loss) on sale of investments, net in the Company's consolidated statements of operations. Upon the sale of a security, the Company will determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statements of comprehensive income (loss).

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
December 31, 2016

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust, as of December 31, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the three trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4 Trust, Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company has historically purchased and subsequently sold or securitized. MSRs are held and managed at the Company’s TRS. As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurement below for additional detail. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does not directly service any residential mortgage loans.

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
December 31, 2016

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

Residential Loan Warehouse Facilities

The Company previously financed the acquisition of certain of its residential mortgage loans through the use of short-term, uncommitted residential loan warehouse facilities, which were structured as repurchase agreements. The Company accounted for outstandings under these facilities as collateralized financing transactions which were carried at their contractual amounts, and approximated fair value due to their short-term nature.

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

Backstop Guarantees

The Company, through FOAC and in return for fees, provides seller eligibility and backup guarantee services in respect of residential mortgage loans that are traded through one or more loan exchanges operated by MAXEX LLC (“MAXEX”). See Note 14 and Note 15 for additional information regarding MAXEX. To the extent that a loan seller approved by FOAC fails to honor its obligations to repurchase one or more loans based on an arbitration finding that such seller has breached its representations and warranties, FOAC provides a backstop guarantee of the repurchase obligation. The Company has evaluated its backstop guarantees pursuant to ASC 460, Guarantees, and has determined them to be performance guarantees, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. FOAC is obligated in two respects: (i) a noncontingent liability, which represents FOAC’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents FOAC’s obligation to make future payments if those triggering events occur. FOAC recognizes the noncontingent liability at the inception of the guarantee at the fair value, which is the fee received or receivable, and is recorded on the Company’s consolidated balance sheet as a liability in the line item “Deferred income.” The Company amortizes these fees into income on a straight-line basis over five years, based on an assumed constant prepayment rate of 15% for residential mortgage loans and other observable data. The Company’s contingent liability is accounted for pursuant to ASC 450, Contingencies, pursuant to which the contingent liability must be recognized when its payment becomes probable and reasonably estimable.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock

At December 31, 2016, and December 31, 2015, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 17,539,258 shares of common stock issued and outstanding at December 31, 2016 and 14,656,394 at December 31, 2015.

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

Preferred Stock

At December 31, 2016, and December 31, 2015, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both December 31, 2016 and December 31, 2015.

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

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company's accounting policy with respect to interest and penalties is to classify these amounts as other interest expense. As further described in Note 16, the Company declared and paid in the fourth quarter a deficiency dividend relating to a determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, the Company provisioned an amount of $1.86 million for interest charges expected to be paid to the IRS following the payment of the dividend. This amount is included in the Company’s consolidated balance sheets in the line item “Other accounts payable and accrued expenses”, and is included in “Other interest expense” in the Company’s consolidated statement of operations.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair value based methodology prescribed by ASC 505, Equity (“ASC 505”), or ASC 718, Share-Based Payment (“ASC 718”), as appropriate. Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 14 for details of stock-based awards issuable under the Manager Equity Plan.

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

Recently Issued and/or Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU 2015-14 in August 2015, deferring the effective date of ASU 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. Revenue recognition with respect to financial instruments is not within the scope of ASU 2014-09 and is not therefore expected to have a significant impact on the Company’s consolidated financial statements.

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
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued ASU No. 2014-11, which required repurchase-to-maturity transactions to be accounted for as secured borrowings, eliminated the existing guidance for repurchase financings, and required new disclosures for certain transactions accounted for as secured borrowings and sales. This ASU was effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which was effective for periods beginning on or after March 15, 2015. Adoption of this ASU did not have any impact on the Company’s financial condition or stockholders’ equity.

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU required certain recurring disclosures and was effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption of this ASU was applied, which did not have a material impact on the Company’s financial condition or results of operations, but did impact financial statement disclosures as further described in Note 3.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU No. 2015-02, which changed the guidance on the consolidation of certain investment funds as well as both the variable interest model and the voting model. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The ASU was effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015, with early adoption permitted. Early adoption of this ASU did not have a material impact on the Company's financial condition or results of operations.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial condition. The Company early adopted ASU 2015-17 as of December 31, 2015, on a retrospective basis, based on the ASU’s intention to simplify the financial presentation of deferred taxes. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

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
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which amends ASC Topic 230, Statement of Cash Flows, to reduce diversity in how entities present restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in ASU 2016-18 require restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, provided that all of the amendments are adopted in the same period. The amendments of this ASU should generally be applied using a retrospective transition method to each period presented. The Company currently presents net changes in restricted cash as a component of investing activities; therefore, the application of this ASU will represent a change in the Company’s consolidated cash flow presentation.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

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
December 31, 2016

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
December 31, 2016

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of December 31, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

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
December 31, 2016

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust as of December 31, 2016. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4 Trust, Oaks Mortgage Trust Series 2015-1 and 2015-2, it does not consolidate these trusts.

Determination of Fair Value

As noted earlier, the Company has early adopted ASU 2014-13, and has elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust. The trust is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust is more observable, but in either case, the methodology results in the fair value of the assets of the trust being equal to the fair value of its liabilities. The Company has determined that the fair value of the liabilities of the trust is more observable, since prices for the liabilities are available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of the trust, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities is more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trust is an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

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
December 31, 2016

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

Prior to adoption of ASU 2014-11, it was presumed that the initial transfer of a financial asset (i.e. the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty were considered part of the same arrangement, or a “linked transaction”, unless certain criteria were met. The two components of a linked transaction (MBS purchase and repurchase financing) were accounted for on a net basis and recorded as a forward purchase (derivative) contract (each a Linked Transaction) at fair value on the Company’s consolidated balance sheet in the line item “Linked Transactions, net, at fair value”. See Note 11 for additional detail on the impact of the adoption of this ASU, including a description of the cumulative effect adjustment to retained earnings of the adoption of the ASU.

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

At December 31, 2016, the Company had redeemed $2,391,700 of its FHLB stock resulting in a remaining balance of $11,300. At December 31, 2016, the remaining balance of $11,300 has been written off by the Company.

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$326,958,046	$148,760,159
Federal National Mortgage Association	463,232,187	182,867,134
Government National Mortgage Association	-	43,705,764
Non-Agency	7,592,802	92,107,727
Multi-Family	73,146,566	104,025,797
Total mortgage-backed securities	$870,929,601	$571,466,581

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Agency	Non-Agency (1)	Multi-Family	Total
Face Value	$779,219,115	$4,393,771	$100,907,815	$884,520,701
Unamortized premium	17,748,138	-	-	17,748,138
Unamortized discount
Designated credit reserve and OTTI (2)	-	(1,929,833)	-	(1,929,833)
Net, unamortized	(1,311,292)	(369,887)	(26,160,083)	(27,841,262)
Amortized Cost	795,655,961	2,094,051	74,747,732	872,497,744
Gross unrealized gain	2,663,975	234,647	509,519	3,408,141
Gross unrealized (loss)	(8,129,703)	-	(2,110,685)	(10,240,388)
Fair Value	$790,190,233	$2,328,698	$73,146,566	$865,665,497

	December 31, 2015
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$370,394,525	$116,954,842	$138,829,925	$626,179,292
Unamortized premium	5,745,862	80,257	-	5,826,119
Unamortized discount
Designated credit reserve and OTTI (2)	-	(8,891,565)	-	(8,891,565)
Net, unamortized	(1,929,145)	(22,101,062)	(33,250,068)	(57,280,275)
Amortized Cost	374,211,242	86,042,472	105,579,857	565,833,571
Gross unrealized gain	3,234,673	1,099,957	913,556	5,248,186
Gross unrealized (loss)	(2,112,858)	(1,808,973)	(2,467,616)	(6,389,447)
Fair Value	$375,333,057	$85,333,456	$104,025,797	$564,692,310

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $509,109,248, book value of $14,712,374 unrealized loss of $9,448,271 and a fair value of $5,264,104 at December 31, 2016 and a notional amount of $428,230,275, book value of $7,815,919 unrealized loss of $1,041,649 and a fair value of $6,774,271 at December 31, 2015
(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $1,929,833 and $8,146,073 at December 31, 2016 and December 31, 2015, respectively, and OTTI of $0 and $745,492 at December 31, 2016 and December 31, 2015, respectively.

At December 31, 2016, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI losses through earnings of $0.73 million on one Non-Agency RMBS and $3.64 million on four Non-Agency RMBS during the years ended December 31, 2016 and December 31, 2015, respectively.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (continued)

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

The following table present the composition of OTTI charges recorded by the Company for the years ended December 31, 2016, 2015, and 2014:

	Year Ended
	December 31,
	2016	2015	2014
Cumulative credit loss at beginning of period	$(3,636,431)	$-	-

Additions:
Initial (increase) in credit reserves	(541,342)	(745,492)	-
Subsequent (increase) in credit reserves		-	-
Initial additional other-than-temporary credit impairment losses	(183,790)	(2,890,939)	-
Subsequent additional other-than-temporary credit impairment losses		-	-

Reductions:
For securities sold decrease in credit reserves	1,286,835	-	-
For securities sold decrease in other-than-temporary impairment	-	-	-

Cumulative credit (loss) at end of period	$(3,074,728)	$(3,636,431)	-

Unrealized losses on the Company’s legacy Non-Agency RMBS were $0.0 million at December 31, 2016 (2015: $1.8 million; 2014: $12,611).

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2016, and December 31, 2015. At December 31, 2016 the Company held 46 AFS securities, of which 31 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss for more than twelve months. All of these securities were either Agency RMBS or Multi-Family MBS. As such, credit-related adverse cash flow changes are not applicable and consequently no OTTI is recognized. At December 31, 2015, the Company held 67 AFS securities, of which 35 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months.

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2016	$619,414,077	$(8,129,704)	$45,879,433	$(2,110,684)	$665,293,510	$(10,240,388)
December 31, 2015	$348,120,251	$(5,983,726)	$6,939,257	$(405,720)	$355,059,508	$(6,389,446)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities, inclusive of securities previously booked as linked, for the years ended December 2016, December 2015, and December 2014.

	December 31, 2016	December 31, 2015	December 31, 2014
AFS securities sold, at cost	$268,849,640	$267,741,325	$462,470,753
Proceeds from AFS securities sold	263,143,871	267,567,905	466,239,975
Net realized gain (loss) on sale of AFS securities	$(5,705,769)	$(173,420)	$3,769,222

The following tables present the fair value of AFS investment securities by rate type as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$788,727,476	$7,592,802	$-	$796,320,278
Fixed rate	1,462,757	-	73,146,566	74,609,323
Total	$790,190,233	$7,592,802	$73,146,566	$870,929,601

	December 31, 2015
	Agency	Non-Agency	Multi- Family	Total
Adjustable rate	$360,057,377	$92,107,727	$-	$452,165,104
Fixed rate	15,275,680	-	104,025,797	119,301,477
Total	$375,333,057	$92,107,727	$104,025,797	$571,466,581

The following tables present the fair value of AFS investment securities by maturity date as December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Less than one year	$-	$-
Greater than one year and less than five years	399,872,894	211,800,340
Greater than or equal to five years	471,056,707	359,666,241
Total	$870,929,601	$571,466,581

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
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the changes for the year ended December 31, 2016 and the year ended December 31, 2015 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	December 31, 2016
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	-	-	-
Dispositions	4,893,913	21,637,637	26,531,550
Accretion of net discount	-	6,703,365	6,703,365
Realized gain on paydowns	-	325,709	325,709
Realized credit losses	3,023,911	(183,790)	2,840,121
Addition to credit reserves	(1,021,433)	1,021,433	-
Release of credit reserves	65,341	(65,341)	-
Ending balance at December 31, 2016	$(1,929,833)	$(27,841,262)	$(29,771,095)

	December 31, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	$(12,697,796)	$(17,454,022)	$(30,151,818)
Cumulative - effect adjustment for Linked Transactions	(36,627,321)	(47,091,958)	(83,719,279)
Adjusted beginning Balance as of January 1, 2015	(49,325,117)	(64,545,980)	(113,871,097)
Acquisitions	-	(24,446,013)	(24,446,013)
Dispositions	-	20,963,895	20,963,895
Accretion of net discount	30,201,676	13,061,839	43,263,515
Realized gain on paydowns	-	226,553	226,553
Realized credit losses	10,582,246	(2,890,939)	7,691,307
Addition to credit reserves	(2,669,938)	2,669,938	-
Release of credit reserves	2,319,568	(2,319,568)	-
Ending balance at December 31, 2015	$(8,891,565)	$(57,280,275)	$(66,171,840)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities except Non-Agency RMBS IOs are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss). For the year ended December 31, 2016 the Company had unrealized gains (losses) on AFS securities of ($8,872,859). For the years ended December 31, 2015, and December 31, 2014, the Company had unrealized gains (losses) on AFS securities of ($7,604,122) and $18,303,304, respectively.

The following tables present components of interest income on the Company’s AFS securities for the years December 31, 2016, December 31, 2015, December 31, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Year Ended December 31, 2016
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$13,138,828	$341,020	$13,479,848
Non-Agency	2,579,344	1,343,594	3,922,938
Multi-Family	1,006,106	5,066,873	6,072,979
Total	$16,724,278	$6,751,487	$23,475,765

	Year Ended December 31, 2015
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$7,286,166	$241,550	$7,527,716
Non-Agency	2,357,814	7,653,839	10,011,653
Multi-Family	1,443,326	5,315,461	6,758,787
Total	$11,087,306	$13,210,850	$24,298,156

	Year Ended December 31, 2014
		Net (premium
	Coupon	amortization)/	Interest
	interest	discount accretion	income
Agency	$11,409,239	$603,547	$12,012,786
Non-Agency	261,050	4,077,481	4,338,531
Multi-Family	184,411	24,610	209,021
Total	$11,854,700	$4,705,638	$16,560,338

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Unpaid principal balance	$2,867,263	$10,767,856
Fair value adjustment	(17,727)	132,546
Carrying value	$2,849,536	$10,900,402

At December 31, 2016 and December 31, 2015, the Company pledged mortgage loans with a fair value of $0.0 million and $10.9 million, respectively, as collateral for repurchase or warehouse agreements. See Note 10 – Borrowings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of December 31, 2016 are as follows:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE (continued)

	December 31, 2016	December 31, 2015
Texas	56.0%	20.7%
Arizona	-	16.8%
Massachusetts	-	12.8%
California	24.4%	11.9%
Minnesota	-	9.9%
New York	-	6.6%
Pennsylvania	-	5.9%
North Carolina	19.6%	5.5%
Illinois	-	5.1%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $18,342,040 at December 31, 2016 and $86,030,550 at December 31, 2015.

The consolidated balance sheets of the FREMF trusts at December 31, 2016 and December 31, 2015 are set out below:

Balance Sheets	December 31, 2016	December 31, 2015
Assets
Multi-family mortgage loans held in securitization trusts	$1,222,905,433	$1,449,774,383
Receivables	4,617,642	5,380,956

Total assets	$1,227,523,075	$1,455,155,339

Liabilities and Equity
Multi-family securitized debt obligations	$1,204,583,678	$1,364,077,012
Payables	4,597,357	5,047,777
	$1,209,181,035	$1,369,124,789
Equity	18,342,040	86,030,550

Total liabilities and equity	$1,227,523,075	$1,455,155,339

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,147,753,367 at December 31, 2016 and $1,371,258,074 at December 31, 2015. The multi-family securitized debt obligations had an unpaid principal balance of $1,147,753,367 at December 31, 2016 and $1,371,258,074 at December 31, 2015.

The consolidated statements of operations of the FREMF trusts for the years ended December 31, 2016 and December 31, 2015 and for the period from date of consolidation to December 31, 2014 are set out below:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 6 – THE FREMF TRUSTS (continued)

Statements of Operations	December 31, 2016	December 31, 2015	For the period from date of consolidation to December 31, 2014*
Interest income	$58,587,780	$68,016,595	$21,158,102
Interest expense	(54,940,386)	(62,157,176)	(19,400,851)
Net interest income	$3,647,394	$5,859,419	$1,757,251
General and administrative fees	(2,711,189)	(3,249,208)	(1,086,165)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(5,219,530)	6,097,000	1,473,484
Net income (loss)	$(4,283,325)	$8,707,211	$2,144,570

*	The Company consolidated the first trust in September, 2014 and the second trust in October, 2014.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of December 31, 2016 are as follows:

December 31, 2016		December 31, 2015
Texas	17.9%	Texas	19.3%
New York	15.7%	New York	13.2%
Washington	8.4%	California	12.2%
Colorado	7.5%	Washington	7.1%
Georgia	5.5%	Colorado	6.4%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $6,374,821 at December 31, 2016 and $31,535,741 at December 31, 2015. The Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4 Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates the assets and liabilities of this trust.

The consolidated balance sheets of the residential mortgage loan securitization trusts at December 31, 2016 and December 31, 2015 are set out below:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

Balance Sheets	December 31, 2016	December 31, 2015
Assets
Residential mortgage loans held in securitization trusts	$141,126,720	$411,881,097
Receivables	471,146	1,446,120

Total assets	$141,597,866	$413,327,217

Liabilities and Equity
Residential securitized debt obligations	$134,846,348	$380,638,423
Payables	376,697	1,153,053
	$135,223,045	$381,791,476
Equity	6,374,821	31,535,741

Total liabilities and equity	$141,597,866	$413,327,217

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $140,690,705 at December 31, 2016 and $411,650,561 at December 31, 2015. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $140,690,705 at December 31, 2016 and $411,650,561 at December 31, 2015. As of March 31, 2016, the most recent quarterly reporting date prior to deconsolidation of the JPMMT 2014-OAK4 Trust, the residential mortgage loans held in the trust and the residential securitized debt obligations issued by the trust both had an unpaid principal balance of $202,911,543.

The consolidated statements of operations of the residential mortgage loan securitization trusts for the years ended December 31, 2016 and December 31, 2015 and for the period from date of consolidation to December 31, 2014 are set out below:

Statements of Operations	December 31, 2016	December 31, 2015	For the period from date of consolidation to December 31, 2014*
Interest income	$10,585,191	$19,986,204	$4,438,633
Interest expense	(8,117,402)	(13,156,912)	(3,575,168)
Net interest income	$2,467,789	$6,829,292	$863,465
General and administrative fees	(266,957)	(635,547)	(44,267)
Unrealized gain (loss) on residential mortgage loans held in securitization trusts	404,720	(8,153,474)	3,059,647
Net income (loss)	$2,605,552	$(1,959,729)	$3,878,845

* The Company consolidated the first trust in October, 2014, and the second trust in December, 2014.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as at December 31, 2016 are as follows:

	December 31, 2016	December 31, 2015
California	37.6%	45.5%
Washington	15.4%	13.3%
Massachusetts	8.4%	6.4%
Florida	5.7%	-
Tennessee	4.8%	-

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending December 31, 2016, December 31, 2015 and December 31, 2014. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7. As further described in Note 2, GAAP also requires the Company to consider whether securitizations the Company sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company’s maximum exposure to loss from these VIEs is limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with a fair value of $4,413,403 at December 31, 2016. This amount is included in Available-for-Sale securities, which are further described in Note 4.

NOTE 9 – RESTRICTED CASH AND DUE TO BROKER

As of December 31, 2016, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of December 31, 2016 and December 31, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 9 – RESTRICTED CASH AND DUE TO BROKER (continued)

	December 31, 2016	December 31, 2015
Restricted cash balance held by:
Broker counterparties for derivatives trading	$(4,244,678)	$528,564
Repurchase counterparties as restricted collateral	10,355,222	7,646,074
Total	$6,110,544	$8,174,638

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements at December 31, 2016 to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 1.07% at December 31, 2016. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
		Weighted			Weighted
	Amount	average	Market value	Amount	average	Market value
	outstanding	interest rate	of collateral held	outstanding	interest rate	of collateral held
Agency	$755,221,000	0.97%	$790,190,232	$358,239,000	0.66%	$374,952,510
Non-Agency	7,313,000	2.39%	12,784,707	114,512,000	2.24%	121,475,112
Multi-Family	42,277,000	2.52%	73,146,566	86,177,000	1.83%	190,056,347
Mortgage loans	-	0.00%	-	9,504,457	2.87%	10,900,403
Total	$804,811,000	1.07%	$876,121,505	$568,432,457	1.19%	$697,384,372

At December 31, 2016 and December 31, 2015, the repurchase agreements had the following remaining maturities:

	December 31, 2016	December 31, 2015
< 30 days	$737,823,000	$449,063,000
31 to 60 days	19,897,000	76,044,000
61 to 90 days	47,091,000	37,873,540
> 90 days	-	5,451,917
Total	$804,811,000	$568,432,457

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. The most restrictive of these covenants requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of December 31, 2016 and December 31, 2015.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 10 – BORROWINGS (Continued)

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2016 and December 31, 2015:

	December 31, 2016
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
Wells Fargo Securities	$33,666,000	4.18%	8	$57,627,433
Other North America	703,788,000	87.45%	16	742,690,286
Asia (1)	62,733,000	7.79%	14	66,198,478
Europe (1)	4,624,000	0.57%	44	9,605,308
Total	$804,811,000	100.00%	16	$876,121,505

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2015
	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
Merrill Lynch	$99,770,000	17.55%	30	$154,005,234
Wells Fargo Securities	32,192,000	5.66%	10	53,711,547
Other North America	291,806,000	51.34%	25	315,040,818
Asia (1)	88,565,000	15.58%	16	97,970,226
Europe (1)	56,099,457	9.87%	46	76,656,547
Total	$568,432,457	100.00%	26	$697,384,372

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

Secured Loans

On February 24, 2015, our wholly owned captive insurance subsidiary, FOI, became a member of the FHLBI. A condition of FOI’s membership was the purchase of FHLBI membership stock. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017. FOI was dissolved on July 18, 2016 and accordingly, at December 31, 2016, FOI had repaid all secured FHLBI advances and replaced them with repurchase agreements.

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
December 31, 2016

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of December 31, 2016 and December 31, 2015.

	December 31, 2016
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	10,501	8,053,813	10,501,000,000	-	-	-
Total	10,501	$8,053,813	10,501,000,000	-	$-	-

	December 31, 2015
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Deliverable Swap Futures	70	27,343	7,000,000	-	-	-
Eurodollar Futures	5,908	2,425,538	5,908,000,000	-	-	-
Treasury Note Futures	300	105,469	30,000,000	-	-	-
Total	6,278	$2,558,350	5,945,000,000	-	$-	-

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements with each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, is replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company has pledged financial instruments and financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 9 for the amounts of restricted cash outstanding.

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
December 31, 2016

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s consolidated balance sheets as of December 31, 2016 and December 31, 2015:

As of December 31, 2016 the Company did not have any assets subject to Master Agreements or similar agreements.

	December 31, 2016
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Futures	$8,053,813	$-	$8,053,813	$-	$-	$8,053,813
Total	$8,053,813	$-	$8,053,813	$-	$-	$8,053,813

	December 31, 2015
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of assets		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	assets	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Futures	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350
Total	$2,558,350	$-	$2,558,350	$-	$-	$2,558,350

	December 31, 2016
				Gross amounts not offset
				in the Balance Sheet (1)
			Net amounts
	Gross amounts	Gross amounts	of liabilities		Cash collateral
	of recognized	offset in the	presented in the	Financial	(Received)/	Net
Description	liabilities	Balance Sheet	Balance Sheet	instruments	Pledged	amount
Repurchase agreements	$(804,811,000)	$-	$(804,811,000)	$-	$-	$(804,811,000)
Total	$(804,811,000)	$-	$(804,811,000)	$-	$-	$(804,811,000)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

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

Linked Transactions

In June 2014, the FASB issued financial guidance for repurchase financings, ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which required separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If all de-recognition criteria were met, the initial transferee accounted for the initial transfer as a purchase and the related repurchase agreement component of the transaction was accounted for as a secured borrowing. ASU 2014-11 also required repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retained effective control, even though the transferred financial assets are not returned to the transferor at settlement. The accounting changes were effective for public business entities for the first interim or annual period beginning after December 15, 2014. Entities were required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment for retained earnings as of the beginning of the period of adoption.

The Company adopted the guidance as of January 1, 2015. This change had no effect on net income or stockholder’s equity, but did impact the amounts reported on the consolidated balance sheet and the consolidated statement of operations. The Company disaggregated amounts previously netted together in the “Linked transactions, net, at fair value” line item on the consolidated balance sheet and has presented these amounts gross. As of January 1, 2015, the Company made a cumulative-effect adjustment to transfer real estate securities with values of $210,238,657 to the “Available-for-sale securities, at fair value” line item, and to transfer secured borrowings of $149,293,000 to the “Repurchase agreements” line item on the consolidated balance sheet. As part of the cumulative-effect adjustment the Company also transferred interest receivable and payable of $0.2 million and $0.3 million to the “Accrued interest receivable” and “Accrued interest payable” line items, respectively. There was no effect on prior periods as the FASB did not require full retrospective application. As a result, disclosures for periods prior to January 1, 2015, are not comparable to disclosures subsequent to that date.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

The following table presents certain information concerning the Non-Agency RMBS, Multi-Family MBS and repurchase financings underlying the Company’s Linked Transactions as of December 31, 2014:

	December 31, 2014
	Non-Agency	Multi-Family	Total
Face Value	$186,532,050	$102,968,560	$289,500,610
Unamortized premium	-	-	-
Unamortized discount
Designated credit reserve and OTTI	(36,627,428)	-	(36,627,428)
Net, unamortized	(28,768,448)	(18,323,619)	(47,092,067)
Amortized Cost	121,136,174	84,644,941	205,781,115
Gross unrealized gain	5,676,815	1,770,361	7,447,176
Gross unrealized (loss)	(2,384,676)	(604,957)	(2,989,633)
Fair Value	$124,428,313	85,810,345	$210,238,658

The following table presents the change for the year ended December 31, 2014 of the unamortized net discount and designated credit reserves on Non-Agency RMBS and Multi-Family MBS underlying Linked Transactions:

	December 31, 2014
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2014	$(29,857,597)	$(30,770,386)	$(60,627,983)
Acquisitions	(19,384,939)	(47,651,628)	(67,036,567)
Dispositions	9,468,964	15,465,093	24,934,057
Accretion of net discount	-	12,122,919	12,122,919
Realized credit losses	3,146,144	-	3,146,144
Release of credit reserves	-	3,741,935	3,741,935
Ending balance at December 31, 2014	$(36,627,428)	$(47,092,067)	$(83,719,495)

Linked Repurchase Agreements

	Amount	Percent of total	Weighted average	Market Value
Repurchase Agreement Counterparties	Outstanding	amount outstanding	days to maturity	of collateral held
North America	$86,985,000	58.26%	33	$124,620,917
Europe (1)	46,381,000	31.07%	15	62,487,229
Asia (1)	15,927,000	10.67%	9	23,130,512
Total	$149,293,000	100.00%	25	$210,238,658

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

At December 31, 2014, Linked Transactions also included $163,970 of associated interest receivable and $291,518 of accrued interest payable

The following table presents certain information about the components of the unrealized gain (loss) and net interest income from Linked Transactions included in the Company’s consolidated statement of operations for the year ended December 31, 2014:

Year Ended
December 31, 2014
Interest income attributable to AFS underlying Linked Transactions	$15,427,632
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(2,893,375)
Change in fair value of Linked Transactions included in earnings	(1,928,409)
Unrealized gain (loss) and net interest income from Linked Transactions	$10,605,848

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the years ended December 31, 2016, December 31, 2015, and December 31, 2014:

	Year Ended December 31, 2016
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Futures	(3,089,001)	5,495,463	2,406,462
Total	$(3,089,001)	$5,495,463	$2,406,462

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Year Ended December 31, 2015
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps (1)	$(7,047,875)	$1,755,108	$(5,292,767)
Swaptions	(84,000)	62,450	(21,550)
Futures	(4,892,855)	3,092,300	(1,800,555)
Total	$(12,024,730)	$4,909,858	$(7,114,872)

	Year Ended December 31, 2014
	Amount of realized	Amount of unrealized
Primary underlying risk	gain (loss)	appreciation (depreciation)	Total

Interest rate:
Interest rate swaps (1)	$(9,705,847)	$(761,429)	$(10,467,276)
Swaptions	(336,000)	(1,413,244)	(1,749,244)
Futures	(8,621,211)	(688,217)	(9,309,428)
TBAs	448,598	(68,359)	380,239
Total	$(18,214,460)	$(2,931,249)	$(21,145,709)

(1) In the year ended December 31, 2015,net swap interest expense totaled $2,216,417 comprised of $2,719,563 in interest expense paid (included in realized gain (loss)) and $503,146 in accrued interest income (included in unrealized gain (loss)). In the year ended December 31, 2014, net swap interest expense totaled $3,495,232 comprised of $3,329,219 in interest expense paid (included in realized gain (loss)) and $166,013 in accrued interest income (included in unrealized gain (loss)).

NOTE 12 - MSRs

During the year ended December 31, 2016, the Company retained the servicing rights associated with an aggregate principal balance of $397,925,409 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. As a result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with these trusts are recorded on the Company’s consolidated balance sheet at December 31, 2016. In addition, the Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4 Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are now recorded on the Company’s consolidated balance sheet at December 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 12 – MSRs (continued)

The following table presents the Company’s MSR activity as of December 31, 2016 and the year ended December 31, 2015:

	December 31, 2016	December 31, 2015
Balance at beginning of year	$4,268,673	$-
MSRs retained from sales to securitizations	-	4,940,630
MSRs related to deconsolidation of securitization trust	364,163	-
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(102,855)	(217,663)
Other changes to fair value (1)	(1,089,172)	(454,294)
Balance at end of period	$3,440,809	$4,268,673

Loans associated with MSRs (2)	$397,925,409	$472,886,810
MSR values as percent of loans (3)	0.86%	0.90%

(1)	Amounts represent changes due to realization of expected cash flows
(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at December 31, 2016 and December 31, 2015, respectively
(3)	Amounts represent the carrying value of MSRs at December 31, 2016 and December 31, 2015, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the components of servicing income recorded on the Company’s statements of operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Servicing income, net	$932,425	$211,878	$-
Income from MSRs, net	$932,425	$211,878	$-

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
December 31, 2016

NOTE 13 – FINANCIAL INSTRUMENTS (continued)

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2016
Assets:
Residential mortgage-backed securities (a)	$-	$870,929,601	$-	$870,929,601
Residential mortgage loans	-	2,849,536	-	2,849,536
Multi-Family mortgage loans held in securitization trusts	-	1,222,905,433	-	1,222,905,433
Residential mortgage loans held in securitization trusts	-	141,126,720	-	141,126,720
Mortgage servicing rights	-	-	3,440,809	3,440,809
Futures	8,053,813	-	-	8,053,813
Total	$8,053,813	$2,237,811,290	$3,440,809	$2,249,305,912

Liabilities:
Multi-family securitized debt obligations	$-	$(1,204,583,678)	$-	$(1,204,583,678)
Residential securitized debt obligations	-	(134,846,348)	-	(134,846,348)
Total	$-	$(1,339,430,026)	$-	$(1,339,430,026)

	December 31, 2015
	Quoted prices in	Significant
	active markets	other observable	Unobservable
	for identical assets	inputs	inputs	Balance as of
	Level 1	Level 2	Level 3	December 31, 2015
Assets:
Residential mortgage-backed securities (a)	$-	$571,466,581	$-	$571,466,581
Residential mortgage loans	-	10,900,402	-	10,900,402
Multi-Family mortgage loans held in securitization trusts	-	1,449,774,383	-	1,449,774,383
Residential mortgage loans held in securitization trusts	-	411,881,097	-	411,881,097
Mortgage servicing rights	-	-	4,268,673	4,268,673
FHLB Stock	2,403,000	-	-	2,403,000
Futures	2,558,350	-	-	2,558,350
Total	$4,961,350	$2,444,022,463	$4,268,673	$2,453,252,486

Liabilities:
Multi-family securitized debt obligations	$-	$(1,364,077,012)	$-	$(1,364,077,012)
Residential securitized debt obligations	-	(380,638,423)	-	(380,638,423)
Total	$-	$(1,744,715,435)	$-	$(1,744,715,435)

(a)	For more detail about the fair value of the Company’s MBS, see Note 3 and Note 4.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 13 – FINANCIAL INSTRUMENTS (continued)

During the years ended December 31, 2016 and December 31, 2015, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of December 31, 2016 and December 31, 2015, the Company had $3,440,809 and $4,268,673, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2016 and December 31, 2015:

As of December 31, 2016
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 26.5%	13.7%
	Discount rate	12.0%	12.0%

As of December 31, 2015
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	6.5 - 28.6%	13.3%
	Discount rate	12.0%	12.0%

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. The Manager’s liability is limited under the management agreement and the Company has agreed to indemnify the Manager and its affiliates against certain liabilities. As a result, the Manager would not be liable for poor performance or losses. The initial term of the management agreement expired on May 16, 2014, but there continue to be automatic, one-year renewals at the end of the initial term and each year thereafter.

For the year ended December 31, 2016, the Company incurred management fees of $2,472,353 (2015: $2,774,432; 2014: $2,627,592), included in Management Fee in the consolidated statement of operations, of which $400,000 (2015: $225,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

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
December 31, 2016

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

For the year ended December 31, 2016, the Company incurred reimbursable expenses of $4,747,275 (2015: $4,980,348; 2014: $3,247,683) included in operating expenses reimbursable to Manager in the consolidated statement of operations, of which $480,000 (2015: $592,903) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

Fulfillment and Securitization Fees

During 2015, the Company’s Manager accrued fees pursuant to Section 8(b) of the management agreement in addition to the Management Fee for services rendered in connection to FOAC’s aggregation of loans and subsequent contribution of these and certain other loans into the OAKS 2015-1 Trust and OAKS 2015-2 Trust. All of the invoices for such fees were approved by the Company’s Audit Committee pursuant to the Company’s related party transaction policies. There were no fees accrued during 2016 (2015: $200,000; 2014: $1,017,627) and no fees payable at December 31, 2016 (2015: $25,000; 2014: $272,000).

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

During the years ended December 31, 2016, 2015 and 2014, the Company granted 4,500, 6,000 and 4,500 shares of common stock, respectively, to its independent directors pursuant to the Manager Equity Plan. The estimated fair value of these awards was $5.97, $10.07 and $11.27 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The grants vest on the first anniversary of the grant date.

As of the closing of the IPO on March 27, 2013, the Company’s Board of Directors granted the Manager 28,500 shares of restricted common stock. One-third of these restricted common stock shares vested on each of the first, second and third anniversaries of the grant date and are therefore, as at March 31, 2016 fully vested. The estimated fair value of these awards was $14.50 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. However, the Company accounts for restricted common stock shares issued to the Manager based on their aggregate fair value at measurement dates, per ASC 505, Equity, or ASC 505. On March 27, 2016, 9,500 shares of restricted stock granted to the Manager fully vested for net proceeds of $49,875.

The following table summarizes the activity related to restricted common stock for the years December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	15,500	$12.79	23,500	$13.88
Granted	4,500	5.97	6,000	10.07
Vested	(15,500)	12.79	(14,000)	13.46
Outstanding Unvested Shares at End of Period	4,500	$5.97	15,500	$12.79

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

For the year ended December 31, 2016, the Company recognized compensation expense related to restricted common stock of $35,785 (2015: $63,275; 2014: $113,635). The Company has unrecognized compensation expense of $16,634 as of December 31, 2016 (2015: $46,405; 2014: $28,375) for unvested shares of restricted common stock. As of December 31, 2016, the weighted average period for which the unrecognized compensation expense will be recognized is 7.4 months.

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31, 2016, the Company has sold $22.5 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the buyer. As of December 31, 2016, the Company has received $209,088 in fees, net of $44,354 in marketing services fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. The Company’s services entail evaluating the eligibility of loan sellers to participate in one or more of the loan exchanges operated by MAXEX. These fees are recorded on the Company’s consolidated balance sheet as a liability in the line item “Deferred Income”. See Note 15 for additional disclosure relating to the backstop services.

NOTE 15 – GUARANTEES

The Company, through FOAC, is party to customary and standard loan repurchase obligations in respect of residential mortgage loans that it has sold into securitizations or to third parties, to the extent it is determined that there has been a breach of standard seller representations and warranties in respect of such loans. To date, the Company has not been required to repurchase any loan due to a claim of breached seller reps and warranties.

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, given FOAC’s extensive experience understanding and analyzing seller rep and warranty risk, the Company has sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. See Note 14 for a further description of MAXEX. MAXEX’s wholly owned clearinghouse subsidiary, Central Clearing and Settlement LLC (“CCAS”) functions as the central counterparty with which buyers and sellers transact, and acts as the buyer’s counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, among MAXEX, CCAS and FOAC, FOAC provides seller eligibility review services under which it reviews, approves and monitors sellers that are to sell loans via CCAS. Once approved, and having signed the standardized loan sale contract, the seller then sells loan(s) to CCAS, and CCAS simultaneously sells loan(s) to the buyer on substantially the same terms including reps and warranties. To the extent that a seller approved by FOAC fails to honor its obligation to repurchase a loan based on an arbitration finding that it breached its reps and warranties, FOAC is obligated to backstop the seller’s repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of reps and warranties declines over time and is considered unlikely to occur more than five years from the sale of a mortgage.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to CCAS, was estimated to be $469,015,145 as of December 31, 2016. Amounts payable in excess of the outstanding principal balance of related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX, As of December 31, 2016, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of December 31, 2016 in accordance with ASC 460, “Guarantees”, and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for more information on the Company’s accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 16 – STOCKHOLDERS’ EQUITY

Ownership and Warrants

As a result of the May 2012 and March 2013 private offerings of common stock to XL Investments Ltd, an indirectly wholly owned subsidiary of XL Group Ltd, XL Investments Ltd owns a significant minority investment in the Company. Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and entitled XL Investments Ltd, commencing on July 25, 2013 (120 days following the closing of the Company’s IPO) to purchase an aggregate of 3,125,000 shares of the Company’s common stock at a per share exercise price equal to 105% of the $15.00 IPO price, or $15.75. Pursuant to the terms of the warrants and as a result of the deficiency dividend paid on December 27, 2016, the exercise price of the warrants was adjusted to $13.11 per share of common stock, and the number of shares of common stock purchasable upon exercise of the warrants increased to 3,753,492. XL Global, Inc., a subsidiary of XL Group Ltd, holds a minority stake in the Manager.

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 17,539,258 and 14,656,394 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.

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

On December 27, 2016 the Company paid a deficiency dividend in the amount of $19,384,684, representing $1.33 for each common share, payable in a combination of cash and stock with an aggregate payment of 20% of the deficiency dividend, or $3,878,042, in cash and 80% of the deficiency dividend, or $15,506,642, in stock. Pursuant to this deficiency dividend, the Company issued 2,936,864 shares of common stock for $5.28 per share.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. At December 31, 2016, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 16 – STOCKHOLDERS’ EQUITY (continued)

The following table presents a summary of the Company’s common stock repurchases under the Repurchase Program during the year ended December 31, 2016:

Month Purchased	Total Number of Shares Repurchased	Weighted Average Price Paid per Share (1)	Total Cost of Shares Repurchased
January 2016	58,500.00	$ 4.87	$ 284,885

(1) Average price paid per share includes transaction costs

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both December 31, 2016 and December 31, 2015. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company’s common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

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

Distributions to stockholders

For the 2016 taxable year to date, the Company has declared dividends to common stockholders totaling $29,898,918, or $2.04 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2016:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 16 – STOCKHOLDERS’ EQUITY (continued)

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2015	January 15, 2016	January 28, 2016	$878,274	$0.05998
December 16, 2015	February 16, 2016	February 26, 2016	$875,874	$0.05982
December 16, 2015	March 15, 2016	March 30, 2016	$875,873	$0.05982
March 16, 2016	April 15, 2016	April 28, 2016	$875,874	$0.05982
March 16, 2016	May 16, 2016	May 27, 2016	$875,873	$0.05982
March 16, 2016	June 15, 2016	June 29, 2016	$875,874	$0.05982
June 15, 2016	July 15, 2016	July 28, 2016	$875,874	$0.05982
June 15, 2016	August 15, 2016	August 30, 2016	$876,144	$0.05984
June 15, 2016	September 15, 2016	September 29, 2016	$876,144	$0.05984
September 16, 2016	October 17, 2016	October 28, 2016	$876,144	$0.05984
September 16, 2016	November 15, 2016	November 29, 2016	$876,144	$0.05984
September 16, 2016	December 15, 2016	December 29, 2016	$876,144	$0.05984
November 9, 2016	November 21, 2016	December 27, 2016	$19,384,684	$1.32394

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the year ended December 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 16, 2015	January 15, 2016	January 27, 2016	$293,503	$0.18230
December 16, 2015	February 16, 2016	February 26, 2016	$293,503	$0.18230
December 16, 2015	March 15, 2016	March 28, 2016	$293,503	$0.18230
March 16, 2016	April 15, 2016	April 27, 2016	$293,503	$0.18230
March 16, 2016	May 16, 2016	May 27, 2016	$293,503	$0.18230
March 16, 2016	June 15, 2016	June 27, 2016	$293,503	$0.18230
June 15, 2016	July 15, 2016	July 27, 2016	$293,503	$0.18230
June 15, 2016	August 15, 2016	August 29, 2016	$293,503	$0.18230
June 15, 2016	September 15, 2016	September 27, 2016	$293,503	$0.18230
September 16, 2016	October 17, 2016	October 27, 2016	$293,503	$0.18230
September 16, 2016	November 15, 2016	November 28, 2016	$293,503	$0.18230
September 16, 2016	December 15, 2016	December 27, 2016	$293,503	$0.18230

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 17 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Net income (loss)		$(7,989,955)		$450,479		$3,313,785

Less dividends paid:
Common stock	$29,898,918		$19,874,663		$18,229,875
Preferred stock	3,522,036		3,522,036		2,887,296
		33,420,954		23,396,699		21,117,171
Undistributed earnings		$(41,410,909)		$(22,946,220)		$(17,803,386)

	Unvested Share-Based		Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$2.04	$2.04	$1.35	$1.35	$1.47	$1.47
Undistributed earnings (deficit)	(2.83)	(2.83)	(1.56)	(1.56)	(1.44)	(1.44)
Total	$(0.79)	$(0.79)	$(0.21)	$(0.21)	$0.03	$0.03

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 16 because the warrants’ exercise price is greater than the average market price of the common shares for the period, and thereby anti-dilutive.

NOTE 18 – SEGMENT REPORTING

The Company invests in a portfolio comprised of MBS, residential mortgage loans, and other mortgage-related investments, and operates as a single reporting segment.

NOTE 19 – INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, which is therefore subject to tax as a corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 19 – INCOME TAXES (continued)

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(7,990)	450	3,313
GAAP net loss (income) from REIT operations	6,654	(1,826)	(3,650)
GAAP net income (loss) of taxable subsidiary	(1,336)	(1,376)	(337)
Capitalized transaction fees	(41)	(41)	596
Unrealized gain (loss)	1,964	2,041	(3,670)
Deferred income	204	-	-
Tax income (loss) of taxable subsidiary before utilization of net operating losses	791	624	(3,411)
Utilizations of net operating losses	(791)	(624)	-
Net tax income of taxable subsidiaries	-	-	-

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of December 31, 2016	As of December 31, 2015
Accumulated net operating losses of TRS	758	1,058
Unrealized gain (loss)	127	(618)
Capitalized transaction costs	196	210
Deferred income	77	-
AMT Credit	12	9
Deferred tax asset	1,170	659
Valuation allowance	(1,170)	(659)
Net non-current deferred tax asset (liability)	-	-

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at December 31, 2016, and December 31, 2015. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $511,000 as a result of the corresponding increase in the deferred tax asset. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At December 31, 2016, and 2015 the TRS had net operating loss carryforwards for federal income tax purposes of $2.0 and $2.8 million, which are available to offset future taxable income and begin expiring in 2034.

As of December 31, 2016, the Company is not aware of any uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2014, 2015 and 2016. The Company has potential nexus in several states in which it did not file a 2015 tax return. The exposure would be immaterial due to the Company being in a Net Operating Loss (NOL) position. The losses incurred in 2014 and 2015 would be sufficient to offset any taxable income in 2016. For state purposes the Company is in the process of determining filing requirements, but anticipates materially all prior losses to be recognized.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 19 – INCOME TAXES (continued)

The Company declared and paid in the fourth quarter of 2016 a deficiency dividend relating to a determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, the Company provisioned an amount of $1.86 million for interest charges expected to be paid to the IRS following the payment of the dividend. This amount is included in the Company’s consolidated balance sheets in the line item “Other accounts payable and accrued expenses”, and is included in “Other interest expense” in the Company’s consolidated statements of operations. The Company’s estimate of the expected interest charges was based on the anticipated timing of the deficiency dividend payment, and the Company’s understanding of the rules, procedures and existing precedent relating to such dividend payments.

NOTE 20 – SUBSEQUENT EVENT

On March 8, 2017, the Company paid an amount of $2.01 million to the IRS for interest charges related to the fourth quarter 2016 deficiency dividend payment. The amount paid exceeds the provision of $1.86 million taken in the third quarter of 2016 due to the timing of the payment and accordingly the Company will incur an additional interest expense of $0.15 million in the first quarter of 2017. The revised amount paid is based on the Company’s understanding of the rules, procedures and existing precedent relating to such dividend payments. As such, the actual amount of interest payable may differ from the Company’s estimate, and such difference could be material.

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters.

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$24,617	$23,610	$22,733	$22,162
Total interest expense	(18,857)	(17,837)	(16,580)	(16,259)
Net interest income	5,760	5,772	6,153	5,903
Other-than-temporary impairment	(21)	(146)	(558)	-
Other income (loss)	(18,275)	(5,838)	(908)	8,932
Total expenses	4,412	3,864	3,191	3,298
Net income (loss)	(16,948)	(4,076)	1,496	11,538
Net income (loss) attributable to common shareholders (basic and diluted)	(17,828)	(4,947)	616	10,647
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	(17,828)	(4,947)	616	10,647
Weighted average number of shares of common stock outstanding:	14,605,515	14,597,894	14,600,193	14,762,006
Basic and diluted income (loss) per share	(1.22)	(0.34)	0.04	0.72

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$31,043	$29,632	$27,401	$26,338
Total interest expense	(21,940)	(21,062)	(20,301)	(19,801)
Net interest income	9,103	8,570	7,100	6,537
Other-than-temporary impairment	(4,868)	567	(351)	1,016
Other income (loss)	(5,232)	(1,216)	(4,944)	1,289
Total expenses	4,133	4,120	3,505	5,363
Net income (loss)	(5,130)	3,801	(1,699)	3,479
Net income (loss) attributable to common shareholders (basic and diluted)	(6,011)	2,930	(2,579)	2,588
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	(6,011)	2,930	(2,579)	2,588
Weighted average number of shares of common stock outstanding:	14,718,750	14,721,492	14,724,750	14,719,632
Basic and diluted income (loss) per share	(0.41)	0.20	(0.18)	0.18

Schedule IV – Mortgage Loans on

Real Estate (1)

(dollars in thousands)

Asset Type	Rate	Final Maturity Date	Periodic Payment Terms	Face Amount	Carrying Amount
Residential whole loan at fair value	3.625%	4/1/2030	P&I	$558	$559
Residential whole loan at fair value	4.375%	11/1/2044	P&I	502	507
Residential whole loan at fair value	3.750%	5/1/2046	P&I	509	498
Residential whole loan at fair value	4.375%	6/1/2046	P&I	585	591
Residential whole loan at fair value	4.125%	7/1/2046	P&I	696	695
				$2,850	$2,850

(1) No loans subject to delinquent principal or interest

Reconciliation

Beginning Balance	10,650,566
Additions during period
Mortgage loans purchased	14,650,573
Other	3,215
Deductions during period
Mortgage loans sold	(22,169,409)
Amortization	(284,963)
Ending Balance	2,849,981