Form 10-Q
period 2017-03-31
Five Oaks Investment Corp.
filed 2017-05-10
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ý No ¨
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ý No ¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company to an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Common stock, $0.01 par value	17,539,258

FIVE OAKS INVESTMENT CORP.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	3/31/2017 (1)	12/31/2016 (1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,040,598,558 and $876,121,505 for March 31, 2017 and December 31, 2016, respectively)	$1,035,720,870	$870,929,601
Mortgage loans held-for-sale, at fair value	2,822,751	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,215,157,038	1,222,905,433
Residential loans held in securitization trusts, at fair value	132,454,523	141,126,720
Mortgage servicing rights, at fair value	3,314,363	3,440,809
Cash and cash equivalents	32,713,356	27,534,374
Restricted cash	7,693,120	10,355,222
Deferred offering costs	96,532	96,489
Accrued interest receivable	8,078,915	7,619,717
Investment related receivable	2,193,766	3,914,458
Derivative assets, at fair value	4,976,938	8,053,813
Other assets	724,267	775,031

Total assets	$2,445,946,439	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$971,225,000	$804,811,000
Multi-family securitized debt obligations	1,195,536,818	1,204,583,678
Residential securitized debt obligations	126,535,978	134,846,348
Accrued interest payable	5,534,935	5,467,916
Dividends payable	39,132	39,132
Deferred income	200,534	203,743
Due to broker	915,590	4,244,678
Fees and expenses payable to Manager	709,000	880,000
Other accounts payable and accrued expenses	376,632	2,057,843

Total liabilities	2,301,073,619	2,157,134,338

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 17,539,258 and 17,539,258 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	175,348	175,348
Additional paid-in capital	204,262,178	204,264,868
Accumulated other comprehensive income (loss)	(5,717,728)	(9,268,630)
Cumulative distributions to stockholders	(92,735,592)	(89,224,194)
Accumulated earnings (deficit)	1,731,642	(637,499)

Total stockholders' equity	144,872,820	142,466,865

Total liabilities and stockholders' equity	$2,445,946,439	$2,299,601,203

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2017 and December 31, 2016, assets of consolidated VIEs totaled $1,352,801,814 and $1,369,120,941 respectively, and the liabilities of consolidated VIEs totaled $1,327,153,665 and $1,344,404,080 respectively
See Notes 6 and 7 for further discussion
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$6,822,622	$4,899,038
Mortgage loans held-for-sale	28,763	122,237
Multi-family loans held in securitization trusts	13,948,754	15,437,804
Residential loans held in securitization trusts	1,355,438	4,152,406
Cash and cash equivalents	35,734	5,710
Interest expense:
Repurchase agreements - available-for-sale securities	(2,095,474)	(1,489,413)
Repurchase agreements - mortgage loans held-for-sale	—	(76,200)
Multi-family securitized debt obligations	(13,237,724)	(14,112,709)
Residential securitized debt obligations	(1,074,352)	(3,178,442)

Net interest income	5,783,761	5,760,431

Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(20,994)
Additional other-than-temporary credit impairment losses	—	—

Total impairment losses recognized in earnings	—	(20,994)

Other income:
Realized gain (loss) on sale of investments, net	(9,317,003)	(6,383,153)
Change in unrealized gain (loss) on fair value option securities	9,448,270	(371,095)
Realized gain (loss) on derivative contracts, net	2,233,051	(1,585,541)
Change in unrealized gain (loss) on derivative contracts, net	(3,077,088)	(8,462,400)
Realized gain (loss) on mortgage loans held-for-sale	(174)	(986)
Change in unrealized gain (loss) on mortgage loans held-for-sale	(3,709)	197,902
Change in unrealized gain (loss) on mortgage servicing rights	(126,446)	(900,288)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	1,299,630	1,536,317
Change in unrealized gain (loss) on residential loans held in securitization trusts	(368,343)	(2,554,077)
Other interest expense	(152,322)	—
Servicing income	252,738	223,678
Other income	12,171	24,982

Total other income (loss)	200,775	(18,274,661)

Expenses:
Management fee	544,510	623,223
General and administrative expenses	1,588,572	1,632,511
Operating expenses reimbursable to Manager	1,208,943	1,204,811
Other operating expenses	220,496	882,206
Compensation expense	52,874	69,639

Total expenses	3,615,395	4,412,390

Net income (loss)	2,369,141	(16,947,614)

Dividends to preferred stockholders	(880,509)	(880,509)

Net income (loss) attributable to common stockholders	$1,488,632	$(17,828,123)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,488,632	$(17,828,123)
Weighted average number of shares of common stock outstanding	17,539,258	14,605,515
Basic and diluted income (loss) per share	$0.08	$(1.22)
Dividends declared per share of common stock	$0.15	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Net income (loss)	$2,369,141	$(16,947,614)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	3,699,186	(2,246,013)
Reclassification adjustment for net gain (loss) included in net income (loss)	(148,284)	1,123,693
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	20,994

Total other comprehensive income (loss)	3,550,902	(1,101,326)

Less: Dividends to preferred stockholders	(880,509)	(880,509)

Comprehensive income (loss) attributable to common stockholders	$5,039,534	$(18,929,449)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(9,268,630)	$(89,224,194)	$(637,499)	$142,466,865
Issuance of common stock, net	—	—	—	—	—	—	—	—	—
Cost of issuing common stock	—	—	—	—	(9,310)	—	—	—	(9,310)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	6,620	—	—	—	6,620
Net income (loss)	—	—	—	—	—	—	—	2,369,141	2,369,141
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	3,699,186	—	—	3,699,186
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	(148,284)	—	—	(148,284)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—		—
Common dividends declared	—	—	—	—	—	—	(2,630,889)	—	(2,630,889)
Preferred dividends declared	—	—	—	—	—	—	(880,509)	—	(880,509)
Balance at March 31, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,262,178	$(5,717,728)	$(92,735,592)	$1,731,642	$144,872,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,369,141	$(16,947,614)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	—	20,994
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,399,788)	(1,855,886)
Realized (gain) loss on sale of investments, net	9,317,003	6,383,153
Realized (gain) loss on derivative contracts	(2,233,051)	1,585,541
Realized (gain) loss on mortgage loans held-for-sale	174	986
Unrealized (gain) loss on fair value option securities	(9,448,270)	371,095
Unrealized (gain) loss on derivative contracts	3,077,088	8,462,400
Unrealized (gain) loss on mortgage loans held-for-sale	3,709	(197,902)
Unrealized (gain) loss on mortgage servicing rights	126,446	900,288
Unrealized (gain) loss on multi-family loans held in securitization trusts	(1,299,630)	(1,536,317)
Unrealized (gain) loss on residential loans held in securitization trusts	368,343	2,554,077
Restricted stock compensation expense	6,620	17,139
Net change in:
Accrued interest receivable	(357,733)	120,710
Deferred offering costs	(43)	—
Other assets	50,764	5,670
Accrued interest payable	(39,796)	(100,868)
Deferred income	(3,209)	—
Fees and expenses payable to Manager	(171,000)	94,524
Other accounts payable and accrued expenses	(1,681,211)	776,332

Net cash (used in) provided by operating activities	(1,314,443)	654,322

Cash flows from investing activities:
Purchase of available-for-sale securities	(229,808,786)	—
Purchase of mortgage loans held-for-sale	—	(1,766,074)
Proceeds from sales of available-for-sale securities	46,285,304	82,592,076
Proceeds from FHLBI stock	—	1,372,500
Net proceeds from (payments for) derivative contracts	2,233,051	(1,585,541)
Principal payments from available-for-sale securities	23,814,162	14,493,260
Principal payments from mortgage loans held-for-sale	22,696	57,085
Investment related receivable	1,720,692	(280,349)
Due from broker	(3,329,088)	—

Net cash (used in) provided by investing activities	(159,061,969)	94,882,957

Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	(9,310)	—
Purchase of treasury stock	—	(283,565)
Dividends paid on common stock	(2,630,889)	(2,630,021)
Dividends paid on preferred stock	(880,509)	(880,509)
Proceeds from repurchase agreements - available-for-sale securities	2,720,168,000	1,340,766,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	—	5,282,255
Payments for FHLBI advances	—	(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities	(2,553,754,000)	(1,389,724,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	—	(5,433,357)

Net cash (used in) provided by financing activities	162,893,292	(102,600,197)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,516,880	(7,062,918)

Cash, cash equivalents and restricted cash, beginning of period	37,889,596	34,315,356

Cash, cash equivalents and restricted cash, end of period	$40,406,476	$27,252,438

Supplemental disclosure of cash flow information
Cash paid for interest	$4,147,592	$1,666,481

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$3,550,902	$(1,101,326)
Consolidation of multi-family loans held in securitization trusts	$1,219,903,501	$1,438,864,444
Consolidation of residential loans held in securitization trusts	$132,898,313	$397,903,036
Consolidation of multi-family securitized debt obligations	$1,200,261,830	$1,351,297,578
Consolidation of residential securitized debt obligations	$126,891,835	$369,043,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation focused primarily on investing in, financing and managing residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities (“Multi-Family MBS”, and together with RMBS, “MBS”), mortgage servicing rights and other mortgage-related investments. The Company is externally managed by Oak Circle Capital Partners, LLC (the “Manager”), an asset management firm incorporated in Delaware. The Company’s common stock is listed on the NYSE under the symbol “OAKS.”

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

On April 30, 2014, the Company established Five Oaks Insurance LLC (“FOI”) as a wholly owned subsidiary. FOI was dissolved on July 18, 2016. The Company previously consolidated this subsidiary under GAAP.

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

In October 2014, and December 2014, respectively, the Company also acquired first loss and subordinated tranches issued by two residential mortgage-backed securitizations (the “JPMMT 2014-OAK4 Trust” and the “CSMC 2014-OAK1 Trust”). During the second quarter of 2016, the Company sold the first loss and subordinated tranches issued by the JPMMT 2014-OAK4 Trust, and as a result, having determined that it is no longer the primary beneficiary of the trust, the Company no longer consolidates the assets and liabilities of that trust. The Company determined that CSMC 2014-OAK1 Trust was a VIE and that the Company continues to be the primary beneficiary, and accordingly consolidates the assets and liabilities of the trust into the Company’s financial statements in accordance with GAAP.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three months ended March 31, 2017 and for the three months ended March 31, 2016, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2017 and the condensed consolidated statements of cash flows for the three months ended March 31, 2017, and the three months ended March 31, 2016, are unaudited.

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
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

VIEs

An entity is referred to as a VIE if it lacks one or more of the following characteristics: (1) sufficient equity at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3)the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE based upon changes in the facts and circumstances pertaining to the VIE.

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At March 31, 2017, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and one residential mortgage loan transaction (CSMC 2014-OAK1), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2011-K13 and the FREMF 2012-KF01trusts, the Company determined that it is the primary beneficiary of certain intermediate trusts that have the power to direct the activities and the obligations to absorb losses of the underlying trusts. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. However, the Company's maximum exposure to loss from consolidated trusts was $25,648,149 and $24,716,861, respectively, at March 31, 2017, and December 31, 2016. At March 31, 2017 and December 31, 2016, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $0 and $7,592,802, respectively, and Multi-Family MBS $35,810,200 and $73,146,566, respectively).

GAAP also requires the Company to consider whether securitizations it sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with Accounting Standards Codification (“ASC”) 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities, and as March 31, 2017, this remains the case. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with an aggregate fair value of $0 at March 31, 2017 (December 31, 2016: $4,413,403). This amount is included in Available-for-sale (“AFS”) securities on the Company’s condensed consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash held in bank accounts on an overnight basis and other short term deposit accounts with banks having original maturities of 90 days or less. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s securities, derivatives and/or repurchase agreements. Cash held by counterparties as collateral is not available to the Company for general corporate purposes, but may be applied against amounts due to securities, derivatives or repurchase counterparties or returned to the Company when the collateral requirements are exceeded, or at the maturity of the derivative or repurchase agreement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows.

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$32,713,356	27,534,374
Restricted cash	7,693,120	10,355,222
Total cash, cash equivalents and restricted cash	$40,406,476	37,889,596

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust, as of March 31, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the three trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4, Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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

Mortgage Servicing Rights and Excess Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company has purchased and subsequently sold or securitized. MSRs are held and managed at the Company’s TRS. As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service directly or through a sub-servicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurement below for additional detail. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does not directly service any residential mortgage loans.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
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

Repurchase Agreements

The Company finances the acquisition of certain of its mortgage-backed securities through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates at a specified margin over LIBOR and are generally uncommitted. In accordance with ASC 860 “Transfers and Servicing” the Company accounts for the repurchase agreements as collateralized financing transactions and they are carried at their contractual amounts, as specified in the respective agreements. The contractual amounts approximate fair value due to their short-term nature.

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

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, FOI, became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of FHLBI, FOI borrowed funds from FHLBI in the form of secured advances (“FHLB advances”). FHLB advances were treated as secured financing transactions and were carried at their contractual amounts. In connection with FHLB advances, FOI was required to purchase FHLBI stock, which was recorded on the Company’s condensed consolidated balance sheet as an asset. At December 31, 2016, all FHLB stock was redeemed and all FHLB advances were repaid.

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

Backstop Guarantees

The Company, through FOAC and in return for fees, provides seller eligibility and backup guarantee services in respect of residential mortgage loans that are traded through one or more loan exchanges operated by MAXEX LLC ("MAXEX"). See Note 14 and 15 for additional information regarding MAXEX. To the extent that a loan seller approved by FOAC fails to honor its obligations to repurchase one or more loans based on an arbitration finding that such seller has breached its representations and warranties, FOAC provides a backstop guarantee of the repurchase obligation. The Company has evaluated its backstop guarantees pursuant to ASC 460, Guarantees, and has determined them to be performance guarantees, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. FOAC is obligated in two respects: (i) a noncontingent liability, which represents FOAC's obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur, and (ii) the contingent liability, which represents FOAC's obligation to make future payments if those triggering events occur. FOAC recognizes the noncontingent liability at the inception of the guarantee at the fair value, which is the fee received or receivable, and is recorded on the Company's condensed consolidated balance sheet as a liability in the line item "Deferred income." The Company amortizes these fees into income on a straight-line basis over five years, based on an assumed constant prepayment rate of 15% for residential mortgage loans and other observable data. The Company's contingent liability is accounted for pursuant to ASC 450, Contingencies, pursuant to which the contingent liability must be recognized when its payment becomes probable and reasonably estimable.

Common Stock

At March 31, 2017, and December 31, 2016, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 17,539,258 shares of common stock issued and outstanding at both March 31, 2017 and December 31, 2016.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. Through March 31, 2017, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of the date of this filing, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

At March 31, 2017, and December 31, 2016, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both March 31, 2017 and December 31, 2016.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. So long as the Company qualifies as a REIT, the Company with the exception of our taxable REIT subsidiaries, generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its net taxable income to stockholders and maintains its qualification as a REIT.

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

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company's accounting policy with respect to interest and penalties is to classify these amounts as other interest expense. As further described in Note 19, the Company declared and paid in the fourth quarter of 2016 a deficiency dividend relating to a determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, during the first quarter of 2017, the Company paid an amount of $2.01 million for interest charges to the IRS. The Company previously provisioned $1.86 million in the third quarter of 2016 in the Company’s condensed consolidated balance sheets in the line item “Other accounts payable and accrued expenses”; the remaining balance of $0.15 million was expensed in the first quarter of 2017, which is included in “Other interest expense” in the Company’s condensed consolidated statements of operations. The first quarter 2017 payment of $2.01 million is included in "cash paid for interest" in the Company's condensed consolidated statements of cash flows.

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

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 17 for details of the computation of basic and diluted earnings per share.

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair value based methodology prescribed by ASC 505, Equity ("ASC 505"), or ASC 718, Share-Based Payment (“ASC 718”), as appropriate. Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 14 for details of stock-based awards issuable under the Manager Equity Plan.

Comprehensive Income (Loss) Attributable to Common Stockholders

Comprehensive income (loss) is comprised of net income, as presented in the condensed consolidated statement of comprehensive income (loss), adjusted for changes in unrealized gain or loss on AFS securities (excluding Non-Agency RMBS IOs), reclassification adjustments for net gain (loss) and other-than-temporary impairments included in net income and dividends paid to preferred stockholders.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and/or Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015, deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. Revenue recognition with respect to financial instruments is not within the scope of ASU 2014-09 and is not therefore expected to have a significant impact on the Company's consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-9 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments in this update are effective immediately.

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

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which amends ASC Topic 230, Statement of Cash Flows, to reduce diversity in how entities present restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in ASU 2016-18 require restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and of end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, provided that all of the amendments are adopted in the same period. The amendments of this ASU should generally be applied using a retrospective transition method to each period presented. The Company adopted the ASU beginning with the first quarter of 2017. The prior period consolidated statement of cash flows has been retrospectively adjusted to conform to this presentation.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)

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

The Company obtains pricing data from a primary third-party pricing service for each Agency RMBS, Multi-Family MBS and Non-Agency RMBS. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company determines that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of where a specific security can be traded in the normal course of business. In making such determination, the Company follows a series of steps, including review of collateral marks from margin departments of repurchase agreement counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield analysis of each Multi-Family MBS and Non-Agency RMBS based on the pricing data from the primary third-party pricing service and the Company’s cash flow assumptions.

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

The Company obtains pricing data from a primary third-party pricing service for each mortgage loan. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company determines that the pricing data from the primary third-party service is materially inaccurate if it is not

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of March 31, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

Determination of Fair Value

In accordance with ASU 2014-13, the Company has elected the fair value option in respect of the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust. The trusts are “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each of the trusts is more observable, but in either case, the methodology results in the fair value of the assets of each of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of each of the trusts is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Multi-Family MBS, while the individual assets of each of the trusts are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of the trust liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust as of March 31, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4, Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

Determination of Fair Value

In accordance with ASU 2014-13, the Company has elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust. The trust is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust is more observable, but in either case, the methodology results in the fair value of the assets of the trust being equal to the fair value of its liabilities. The Company has determined that the fair value of the liabilities of the trust is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of the trust, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities is more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trust is an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

Accounting for Derivative Financial Instruments

In accordance with FASB guidance ASC 815 “Derivatives and Hedging”, all derivative financial instruments, whether designated for hedging relationships or not, are recorded at fair value on the condensed consolidated balance sheet as assets or liabilities. The Company obtains valuation information for each derivative financial instrument from the related derivative counterparty. If other available market data indicates that the valuation information from the counterparty is materially inaccurate, or pricing data is unavailable from the counterparty, the Company shall undertake a review of other available valuation information, including third party pricing services and/or dealers, and shall take additional steps to determine fair value. The Company reviews all valuations of derivative financial instruments used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values bases on quoted prices for similar instruments in active markets, including exchange-traded instruments, are classified as Level 1 valuations. Values obtained from the derivative counterparty, the third-party pricing service or dealers, as appropriate, for similar instruments are classified as Level 2 valuations if the pricing methods used are consistent with the Level 2 definition. If none of these sources is available, the Company determines the fair value based on characteristics of the instrument and based on available market information received from dealers and classifies it as a Level 3 valuation.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$395,607,052	$326,958,046
Federal National Mortgage Association	604,303,618	463,232,187
Non-Agency	—	7,592,802
Multi-Family	35,810,200	73,146,566
Total mortgage-backed securities	$1,035,720,870	$870,929,601

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Agency	Non-Agency	Multi-Family	Total
Face Value	$981,890,924	$—	$48,666,385	$1,030,557,309
Unamortized premium	21,113,937	—	—	21,113,937
Unamortized discount
Designated credit reserve and OTTI (2)	—	—	—	—
Net, unamortized	(887,983)	—	(11,781,042)	(12,669,025)
Amortized Cost	1,002,116,878	—	36,885,343	1,039,002,221
Gross unrealized gain	3,968,851	—	—	3,968,851
Gross unrealized (loss)	(6,175,059)	—	(1,075,143)	(7,250,202)
Fair Value	$999,910,670	$—	$35,810,200	$1,035,720,870

	December 31, 2016
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$779,219,115	$4,393,771	$100,907,815	$884,520,701
Unamortized premium	17,748,138	—	—	17,748,138
Unamortized discount
Designated credit reserve and OTTI (2)	—	(1,929,833)	—	(1,929,833)
Net, unamortized	(1,311,292)	(369,887)	(26,160,083)	(27,841,262)
Amortized Cost	795,655,961	2,094,051	74,747,732	872,497,744
Gross unrealized gain	2,663,975	234,647	509,519	3,408,141
Gross unrealized (loss)	(8,129,703)		(2,110,685)	(10,240,388)
Fair Value	$790,190,233	$2,328,698	$73,146,566	$865,665,497

(1)
Non-Agency AFS does not include interest-only securities with a notional amount of $509,109,248, book value of $14,712,374, unrealized loss of $9,448,270 and a fair value of $5,264,104 as of December 31, 2016.

(2)
Discount designated as Credit Reserve is generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $0 and $1,929,833, at March 31, 2017 and December 31, 2016, respectively.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

At March 31, 2017, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company did not recognize credit-related OTTI losses through earnings during the three months ended March 31, 2017. As of March 31, 2016, the Company recognized credit-related losses of $0.02 million on one non-Agency RMBS.

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

The following tables present the composition of OTTI charges recorded by the Company for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017	2016
Cumulative credit loss at beginning of period	$(3,074,728)	$(3,636,432)

Additions:
Initial (increase) in credit reserves	—	(20,994)
Subsequent (increase) in credit reserves	—	—
Initial additional other-than-temporary credit impairment losses	—	—
Subsequent additional other-than-temporary credit impairment losses	—	—

Reductions:
For securities sold decrease in credit reserves	—	—
For securities sold decrease in other-than-temporary impairment	—	—

Cumulative credit (loss) at end of period	$(3,074,728)	$(3,657,426)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of March 31, 2017, and December 31, 2016. At March 31, 2017, the Company held 50 AFS securities, of which 31 were in an unrealized loss position for less than twelve consecutive months and four were in an unrealized loss for more than twelve months. At December 31, 2016, the Company held 46 AFS securities, of which 31 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months:

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2017	$583,314,803	$(6,175,059)	$35,810,200	$(1,075,143)	$619,125,003	$(7,250,202)
December 31, 2016	$619,414,077	$(8,129,704)	$45,879,433	$(2,110,684)	$665,293,510	$(10,240,388)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
AFS securities sold, at cost	$55,602,307	$88,932,353
Proceeds from AFS securities sold	46,285,304	82,592,076
Net realized gain (loss) on sale of AFS securities	$(9,317,003)	$(6,340,277)

The following tables present the fair value of AFS investment securities by rate type as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$998,859,824	$—	$—	$998,859,824
Fixed rate	1,050,846	—	35,810,200	36,861,046
Total	$999,910,670	$—	$35,810,200	$1,035,720,870

	December 31, 2016
	Agency	Non-Agency	Multi- Family	Total
Adjustable rate	$788,727,476	$7,592,802	$—	$796,320,278
Fixed rate	1,462,757	—	73,146,566	74,609,323
Total	$790,190,233	$7,592,802	$73,146,566	$870,929,601

The following tables present the fair value of AFS investment securities by maturity date as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Greater than or equal to one year and less than five years	567,544,659	399,872,894
Greater than or equal to five years	468,176,211	471,056,707
Total	$1,035,720,870	$870,929,601

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the changes for the three months ended March 31, 2017 and the year ended December 31, 2016 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2017	$(1,929,833)	$(27,841,262)	$(29,771,095)
Acquisitions	—	—	—
Dispositions	1,929,833	13,815,430	15,745,263
Accretion of net discount	—	1,356,807	1,356,807
Realized gain on paydowns	—	—	—
Realized credit losses	—	—	—
Addition to credit reserves	—	—	—
Release of credit reserves	—	—	—
Ending Balance at March 31, 2017	$—	$(12,669,025)	$(12,669,025)

	December 31, 2016
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	—	—	—
Dispositions	4,893,913	21,637,637	26,531,550
Accretion of net discount	—	6,703,365	6,703,365
Realized gain on paydowns	—	325,709	325,709
Realized credit losses	3,023,911	(183,790)	2,840,121
Addition to credit reserves	(1,021,433)	1,021,433	—
Release of credit reserves	65,341	(65,341)	—
Ending Balance at December 31, 2016	$(1,929,833)	$(27,841,262)	$(29,771,095)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three months ended March 31, 2017, the Company had unrealized gains (losses) on AFS securities of $3,550,902.

The following tables present components of interest income on the Company’s AFS securities for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$5,380,580	$466,291	$5,846,871	$2,023,202	$23,184	$2,046,386
Non-Agency	42,254	9,946	52,200	762,081	496,838	1,258,919
Multi-Family	—	923,551	923,551	257,869	1,335,864	1,593,733
Total	$5,422,834	$1,399,788	$6,822,622	$3,043,152	$1,855,886	$4,899,038

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Unpaid principal balance	$2,844,189	$2,867,263
Fair value adjustment	(21,438)	(17,727)
Carrying value	$2,822,751	$2,849,536

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Texas	56.2%	56.0%
Kentucky	24.4%	24.4%
North Carolina	19.4%	19.6%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $19,641,671 at March 31, 2017 and $18,342,040 at December 31, 2016.

The condensed consolidated balance sheets of the FREMF trusts at March 31, 2017 and December 31, 2016 are set out below:

Balance Sheets	March 31, 2017	December 31, 2016
Assets
Multi-family mortgage loans held in securitization trusts	$1,215,157,038	$1,222,905,433
Receivables	4,746,463	4,617,642
Total assets	$1,219,903,501	$1,227,523,075

Liabilities and Equity
Multi-family securitized debt obligations	$1,195,536,818	$1,204,583,678
Payables	4,725,012	4,597,357
Total liabilities	$1,200,261,830	$1,209,181,035
Equity	19,641,671	18,342,040
Total liabilities and equity	$1,219,903,501	$1,227,523,075

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,142,517,158 at March 31, 2017 and $1,147,753,367 at December 31, 2016. The multi-family securitized debt obligations had an unpaid principal balance of $1,142,517,158 at March 31, 2017 and $1,147,753,367 at December 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 6 – THE FREMF TRUSTS (Continued)

The condensed consolidated statements of operations of the FREMF trusts for the three months ended March 31, 2017 and March 31, 2016 are as follows:

Statements of Operations	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest income	$13,948,754	$15,437,804
Interest expense	13,237,724	14,112,709
Net interest income	$711,030	$1,325,095
General and administrative fees	(648,934)	(703,483)
Unrealized gain (loss) on multi-family loans held in securitization trusts	1,299,630	1,536,317
Net income (loss)	$1,361,726	$2,157,929

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Texas	17.9%	17.9%
New York	15.7%	15.7%
Washington	8.4%	8.4%
Colorado	7.5%	7.5%
Georgia	5.5%	5.5%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $6,006,478 at March 31, 2017 and $6,374,821 at December 31, 2016. The Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates the assets and liabilities of this trust.

The condensed consolidated balance sheets of the residential mortgage loan securitization trusts at March 31, 2017 and December 31, 2016 are set out below:

Balance Sheets	March 31, 2017	December 31, 2016
Assets
Residential mortgage loans held in securitization trusts	$132,454,523	$141,126,720
Receivables	443,790	471,146
Total assets	$132,898,313	$141,597,866

Liabilities and Equity
Residential securitized debt obligations	$126,535,978	$134,846,348
Payables	355,857	376,697
Total liabilities	$126,891,835	$135,223,045
Equity	6,006,478	6,374,821
Total liabilities and equity	$132,898,313	$141,597,866

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $132,562,375 at March 31, 2017 and $140,690,705 at December 31, 2016. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $132,562,375 at March 31, 2017 and $140,690,705 at December 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three months ended March 31, 2017 and March 31, 2016 are as follows:

Statements of Operations	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest income	$1,355,438	$4,152,406
Interest expense	1,074,352	3,178,442
Net interest income	$281,086	$973,964
General and administrative fees	(11,844)	(132,418)
Unrealized gain (loss) on residential loans held in securitization trusts	(368,343)	(2,554,077)
Net income (loss)	$(99,101)	$(1,712,531)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
California	37.0%	37.6%
Washington	15.5%	15.4%
Massachusetts	8.0%	8.4%
Florida	5.9%	5.7%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending March 31, 2017 and December 31, 2016. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7. As further described in Note 2, GAAP also requires the Company to consider whether securitizations the Company sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company no longer has an exposure to loss from these VIEs as they were sold during the first quarter of 2017.

NOTE 9 – RESTRICTED CASH

As of March 31, 2017, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 9 – RESTRICTED CASH (Continued)

The following table presents the Company's restricted cash balances as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Restricted cash balance held by:
Broker counterparties for derivatives trading	$(915,590)	$(4,244,678)
Repurchase counterparties as restricted collateral	7,693,120	10,355,222
Total	$6,777,530	$6,110,544

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements at March 31, 2017 to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 1.06% at March 31, 2017. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Amount outstanding	Weighted average interest rate	Market value of collateral held	Amount outstanding	Weighted average interest rate	Market value of collateral held
Agency	$948,712,000	1.03%	$999,910,670	$755,221,000	0.97%	$790,190,232
Non-Agency	2,151,000	3.11%	4,877,688	7,313,000	2.39%	12,784,707
Multi-Family	20,362,000	2.35%	35,810,200	42,277,000	2.52%	73,146,566
Total	$971,225,000	1.06%	$1,040,598,558	$804,811,000	1.07%	$876,121,505

At March 31, 2017 and December 31, 2016, the repurchase agreements had the following remaining maturities:

	March 31, 2017	December 31, 2016
< or equal to 30 days	$805,495,000	$737,823,000
31 to 60 days	—	19,897,000
61 to 90 days	165,730,000	47,091,000
Total	$971,225,000	$804,811,000

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of March 31, 2017 and December 31, 2016.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2017 and December 31, 2016:

	March 31, 2017
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted days to maturity	Market Value of collateral held
North America	$865,682,000	89.13%	25	$926,452,396
Asia (1)	103,392,000	10.65%	11	109,268,474
Europe (1)	2,151,000	0.22%	81	4,877,688
Total	$971,225,000	100.00%	24	$1,040,598,558

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 10 – BORROWINGS (Continued)

	December 31, 2016
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted days to maturity	Market Value of collateral held
Wells Fargo Securities	$33,666,000	4.18%	8	$57,627,433
Other North America	703,788,000	87.45%	16	742,690,286
Asia (1)	62,733,000	7.79%	14	66,198,478
Europe (1)	4,624,000	0.58%	44	9,605,308
Total	$804,811,000	100.00%	16	$876,121,505

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaptions and caps. In executing on the Company's risk management strategy, the Company has entered into interest rate swap, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the condensed consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the condensed consolidated statement of operations as a realized loss on derivative contracts.

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	10,037	$4,976,938	$10,037,000,000	—	$—	$—
Total	10,037	$4,976,938	$10,037,000,000	—	$—	$—

	December 31, 2016
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	10,501	$8,053,813	$10,501,000,000	—	$—	$—
Total	10,501	$8,053,813	$10,501,000,000	—	$—	$—

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements with each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, it is replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company has pledged financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 9 for the amounts of restricted cash outstanding.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net Amount
Futures	$4,976,938	$—	$4,976,938	$—	$—	$4,976,938
Total	$4,976,938	$—	$4,976,938	$—	$—	$4,976,938

	December 31, 2016
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Futures	$8,053,813	$—	$8,053,813	$—	$—	$8,053,813
Total	$8,053,813	$—	$8,053,813	$—	$—	$8,053,813

	March 31, 2017
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net Amount
Repurchase agreements	$(971,225,000)	$—	$(971,225,000)	$—	$—	$(971,225,000)
Total	$(971,225,000)	$—	$(971,225,000)	$—	$—	$(971,225,000)

	December 31, 2016
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net Amount
Repurchase agreements	$(804,811,000)	$—	$(804,811,000)	$—	$—	$(804,811,000)
Total	$(804,811,000)	$—	$(804,811,000)	$—	$—	$(804,811,000)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$2,233,051	$(3,077,088)	$(844,037)
Total	$2,233,051	$(3,077,088)	$(844,037)

	Three Months Ended March 31, 2016
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$(1,585,541)	$(8,462,400)	$(10,047,941)
Total	$(1,585,541)	$(8,462,400)	$(10,047,941)

NOTE 12 - MSRs

During the three months ended March 31, 2017, the Company retained the servicing rights associated with an aggregate principal balance of $377,124,596 of residential mortgage loans that the Company had previously transferred to three residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. As a result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with these trusts are recorded on the Company’s condensed consolidated balance sheet at March 31, 2017. In addition, the Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are also recorded on the Company’s condensed consolidated balance sheet at March 31, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 12 - MSRs (Continued)

The following table presents the Company’s MSR activity as of March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Balance at beginning of year	$3,440,809	$4,268,673
MSRs retained from sales to securitizations	—	—
MSRs related to deconsolidation of securitization trust	—	364,163
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	54,662	(102,855)
Other changes to fair value (1)	(181,108)	(1,089,172)
Balance at end of period	$3,314,363	$3,440,809

Loans associated with MSRs (2)	$377,124,596	$397,925,409
MSR values as percent of loans (3)	0.88%	0.86%

(1)	Amounts represent changes due to realization of expected cash flows

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at March 31, 2017 and December 31, 2016, respectively

(3)	Amounts represent the carrying value of MSRs at March 31, 2017 and December 31, 2016, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the components of servicing income recorded on the Company’s statements of operations for the three months ended March 31, 2017, and March 31, 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Servicing income, net	$252,738	$223,678
Income from MSRs, net	$252,738	$223,678

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2017
Assets:
Residential mortgage-backed securities (a)	$—	$1,035,720,870	$—	$1,035,720,870
Residential mortgage loans	—	2,822,751	—	2,822,751
Multi-Family mortgage loans held in securitization trusts	—	1,215,157,038	—	1,215,157,038
Residential mortgage loans held in securitization trusts	—	132,454,523	—	132,454,523
Mortgage servicing rights	—	—	3,314,363	3,314,363
Futures	4,976,938	—	—	4,976,938
Total	$4,976,938	$2,386,155,182	$3,314,363	$2,394,446,483

Liabilities:
Multi-family securitized debt obligations	$—	$(1,195,536,818)	$—	$(1,195,536,818)
Residential securitized debt obligations	—	(126,535,978)	—	(126,535,978)
Total	$—	$(1,322,072,796)	$—	$(1,322,072,796)

	December 31, 2016
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2016
Assets:
Residential mortgage-backed securities (a)	$—	$870,929,601	$—	$870,929,601
Residential mortgage loans	—	2,849,536	—	2,849,536
Multi-Family mortgage loans held in securitization trusts	—	1,222,905,433	—	1,222,905,433
Residential mortgage loans held in securitization trusts	—	141,126,720	—	141,126,720
Mortgage servicing rights	—	—	3,440,809	3,440,809
Futures	8,053,813	—	—	8,053,813
Total	$8,053,813	$2,237,811,290	$3,440,809	$2,249,305,912

Liabilities:
Multi-family securitized debt obligations	$—	$(1,204,583,678)	$—	$(1,204,583,678)
Residential securitized debt obligations	—	(134,846,348)	—	(134,846,348)
Total	$—	$(1,339,430,026)	$—	$(1,339,430,026)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

For the three months ended March 31, 2017 and year ended December 31, 2016, the Company had no transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

As of March 31, 2017 and December 31, 2016, the Company had $3,314,363 and $3,440,809, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at March 31, 2017 and December 31, 2016:

As of March 31, 2017
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.2 - 25.5%	13.3%
	Discount rate	12.0%	12.0%

As of December 31, 2016
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 26.5%	13.7%
	Discount rate	12.0%	12.0%

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

For the three months ended March 31, 2017, the Company incurred management fees of $544,510 (March 31, 2016: $623,223), included in Management Fee in the condensed consolidated statement of operations, of which $184,000 (March 31, 2016: $415,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

For the three months ended March 31, 2017, the Company incurred reimbursable expenses of $1,208,943 (March 31, 2016: $1,204,811), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $525,000 (March 31, 2016: $522,427) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$5.97	15,500	$12.79
Granted	—	—	—	—
Vested	—	—	(9,500)	14.50
Outstanding Unvested Shares at End of Period	4,500	$5.97	6,000	$10.07

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31,2016, the Company had sold approximately $22.5 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party; the Company did not sell any additional loans through MAXEX in the first quarter of 2017. As of March 31, 2017, the Company has received $218,412 in fees, net of $46,529 in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. These fees are recorded on the Company's condensed consolidated balance sheet as a liability in the line item "Deferred Income". See Note 15 for additional disclosure relating to the backstop services.

NOTE 15 – GUARANTEES

The Company, through FOAC, is party to customary and standard loan repurchase obligations in respect of residential mortgage loans that it has sold into securitizations or to third parties, to the extent it is determined that there has been a breach of standard seller representations and warranties in respect of such loans. To date, the Company has not been required to repurchase any loan due to a claim of breached seller representations and warranties.

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however given FOAC's extensive experience understanding and analyzing seller rep and warranty risk, the Company has sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. See Note 14 for a further description of MAXEX. MAXEX's wholly owned clearinghouse subsidiary, Central Clearing and Settlement LLC ("CCAS") functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016 and January 30, 2017, among MAXEX, CCAS and FOAC, FOAC provides seller eligibility review services under which it reviews, approves and monitors sellers that are to sell loans via CCAS. Once approved, and having signed the standardized loan sale contract, the seller then sells loan(s) to CCAS, and CCAS simultaneously sells loan(s) to the buyer on substantially the same terms including representations and warranties. To the extent that a seller approved by FOAC fails to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC is obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to CCAS, was estimated to be $492,012,203 as of March 31, 2017 and $469,015,145 as of December 31, 2016. Amounts payable in excess of the outstanding principal of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of March 31, 2017, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of March 31, 2017 in accordance with ASC 460, "Guarantees", and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for information on the Company's accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 17,539,258 shares issued and outstanding as of both March 31, 2017 and December 31, 2016.

On December 27, 2016, the Company paid a deficiency dividend in the amount of $19,384,684 representing $1.33 for each common share, payable in a combination of cash and stock with an aggregate payment of 20% of the deficiency dividend, or $3,878,042, in cash and 80% of the deficiency dividend, or $15,506,642, in stock. Pursuant to this deficiency dividend, the Company issued 2,936,864 shares of common stock for $5.28 per share.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the three months ended March 31, 2017. As of the date of this filing, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both March 31, 2017 and December 31, 2016. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company's common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

Distributions to stockholders

For the 2017 taxable year to date, the Company has declared dividends to common stockholders totaling $2,630,889, or $0.15 per share. The following table presents cash dividends declared by the Company on its common stock for the three months ended March 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 27, 2016	January 17, 2017	January 30, 2017	$876,963	$0.05000
December 27, 2016	February 15, 2017	February 27, 2017	$876,963	$0.05000
December 27, 2016	March 15, 2017	March 30, 2017	$876,963	$0.05000

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the three months ended March 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Share
December 27, 2016	January 17, 2017	January 27, 2017	$293,503	$0.18230
December 27, 2016	February 15, 2017	February 27, 2017	$293,503	$0.18230
December 27, 2016	March 15, 2017	March 27, 2017	$293,503	$0.18230

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)

NOTE 17 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Net income (loss)		$2,369,141		$(16,947,614)

Less dividends paid:
Common stock	$2,630,889		$2,630,021
Preferred stock	880,509		880,509
		3,511,398		3,510,530
Undistributed earnings (deficit)		$(1,142,257)		$(20,458,144)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.15	$0.15	$0.18	$0.18
Undistributed earnings (deficit)	(0.07)	(0.07)	(1.40)	(1.40)
Total	$0.08	$0.08	$(1.22)	$(1.22)

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of March 31, 2017	As of December 31, 2016

GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	2,369	$(7,990)
GAAP net loss (income) from REIT operations	(2,304)	6,654
GAAP net income (loss) of taxable subsidiary	65	(1,336)
Capitalized transaction fees	(10)	(41)
Unrealized gain (loss)	184	1,964
Deferred income	(3)	204
Tax income of taxable subsidiary before utilization of net operating losses	236	791
Utilizations of net operating losses	(236)	(791)
Net tax income of taxable subsidiaries	—	$—

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 19 – INCOME TAXES (Continued)

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016

Accumulated net operating losses of TRS	668	758
Unrealized gain	197	127
Capitalized transaction costs	192	196
Deferred income	76	77
AMT Credit	12	12
Deferred tax asset (liability)	1,145	1,170
Valuation allowance	(1,145)	(1,170)
Net non-current deferred tax asset (liability)	—	—

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at March 31, 2017, and December 31, 2016. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance decreased by $25,000 as a result of the corresponding decrease in the deferred tax asset. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At March 31, 2017, the TRS had net operating loss carryforwards for federal income tax purposes of $1.8 million, which are available to offset future taxable income and begin expiring in 2034.

As of March 31, 2017, the Company is not aware of any uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2014, 2015 and 2016. The Company has potential nexus in several states in which it did not file a 2015 tax return. The exposure would be immaterial due to the Company being in a Net Operating Loss (NOL) position. The losses incurred in 2014, 2015 and 2016 would be sufficient to offset any taxable income in 2017. For state tax purposes, the Company is in the process of determining filing requirements, but anticipates materially all prior losses to be recognized.

The Company declared and paid in the fourth quarter of 2016 a deficiency dividend relating to a determination of an inability to offset certain net gains on hedging transactions in 2013 against capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, the Company provisioned an amount of $1.86 million in 2016 for interest charges expected to be paid to the IRS following the payment of the dividend. On March 8, 2017, the Company paid an amount of $2.01 million to the IRS for interest charges related to the fourth quarter deficiency dividend payment. The amount paid exceeded the provision of $1.86 million taken in 2016 due to the timing of the payment and accordingly the Company recorded additional interest expense of $0.15 million, which is included in "Other interest expense" in the Company's condensed consolidated statements of operations. The first quarter payment of $2.01 million is included in "cash paid for interest" in the Company's condensed consolidated statements of cash flows.

NOTE 20 – SUBSEQUENT EVENTS

We have reviewed subsequent events occurring through the date that these condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this quarterly report on Form 10-Q, or this “report”, we refer to Five Oaks Investment Corp. as “we,” ”us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Oak Circle Capital Partners, LLC, as our “Manager” or “Oak Circle”.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our annual report on Form 10-K for the year ended December 31, 2016, or our 2016 10-K, filed with the Securities and Exchange Commission, or SEC, on March 16, 2017.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on those forward-looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2016 10-K which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

As we have previously stated, we believe that increased bank capital and liquidity constraints have adversely affected the willingness of broker-dealers and banks to issue, hold or finance private-label MBS. In turn, this has negatively impacted the market for cost-effective issuance of debt backed by prime jumbo mortgage loans, particularly since the middle of 2015. Consequently, we continue to believe that a credit-focused, leveraged investment strategy has become both less attractive, and more risky, than in the past. Conversely, short-term repurchase agreement financing for Agency RMBS currently continues to be available to us on acceptable terms, and we believe that money market fund reforms instituted in late 2016 have led to an overall improvement in the pricing of Agency repurchase agreements. As a consequence, we have proactively sold all of our legacy Non-Agency RMBS securities, and substantially all of our new issue Non-Agency RMBS securities. We have also opportunistically sold a number of Multi-Family MBS positions. The capital released by these sales has predominantly been reinvested into Agency RMBS, which we believe to be easier for us to finance, and easier for stockholders to understand.

For many of the reasons noted above, we believe market conditions for the aggregation and securitization of residential mortgage loans are no longer attractive, and accordingly we determined as of August 1, 2016, that we would no longer aggregate prime jumbo mortgage loans. We have substantially completed the reduction of personnel and other overhead expenses associated with our prime jumbo business, with estimated annual cost savings of $2 million; additional cost savings are expected to be realized during the remainder of 2017 from the ongoing simplification of our business model. We also intend to continue reviewing opportunities to reallocate capital into complimentary business sectors with positive fundamentals that do not rely on short-term repurchase agreement financing.

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

•Securitizations backed by multi-family mortgage loans, or Multi-Family MBS;
•Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government sponsored entity; and
•Other mortgage-related investments, including mortgage servicing rights.

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

First Quarter 2017 Summary

•	We reported an economic gain on common equity of 4.83%, comprised of a $0.14 increase in book value per share and a $0.15 dividend per common share.

•
We continued the reduction of Non-Agency RMBS exposure from $12.8 million at December 31, 2016 to $4.9 million at March 31, 2017 (on a non-GAAP combined basis). We also reduced our Multi-Family MBS exposure from $91.5 million at December 31, 2016 to $55.5 million at March 31, 2017.

•
We continued to redeploy the capital released from selling down our credit exposure into Agency RMBS, which increased from $790.2 million at December 31, 2016 to $999.9 million as of March 31, 2017. In order to minimize the potential impact of interest rate volatility, the increase was composed of purchases of Agency hybrid-ARMs.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. Until August 1, 2016, FOAC aggregated mortgage loans primarily for sale into securitization transactions, with expectation that we will purchase the subordinated tranches issued by the related securitization trusts, and that these will represent high quality credit investments for our portfolio. Residential mortgage loans for which FOAC owns the MSRs continue to be directly serviced by one or more licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

As noted earlier, we previously determined to cease the aggregation of prime jumbo loans for the foreseeable future, and therefore no longer maintain warehouse financing to acquire prime jumbo loans. We estimate that through the reduction of personnel and other overhead expenses associated with our former prime jumbo business, we can generate annual cost savings of $2 million; substantially all of these reductions have been completed as of March 31, 2017. We do not expect the changes to our mortgage loan business strategy to impact the existing MSRs that we own, or the securitizations we have sponsored to date.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

As of March 31, 2017, we have determined the we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

We have elected the fair value option on the assets and liabilities held within each of the three trusts. In accordance with ASU 2014-13, we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust’s liabilities

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at March 31, 2017 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss tranche(s)) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $25.6 million as of March 31, 2017, which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of March 31, 2017, we had $2,445,946,439 of total assets on a GAAP basis, as compared to $2,299,601,203 as of December 31, 2016. A reconciliation of our net investment in the trusts with our condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 follows:

	March 31, 2017	December 31, 2016
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,219,903,501	$1,227,523,075
Multi-family securitized debt obligations (2)	$1,200,261,830	$1,209,181,035
Net investment amount of Multi-Family MBS trusts held by us	$19,641,671	$18,342,040
Residential mortgage loans held in securitization trusts, at fair value (1)	$132,898,313	$141,597,866
Residential securitized debt obligations (2)	$126,891,835	$135,223,045
Net investment amount of residential mortgage loan trusts held by us	$6,006,478	$6,374,821
(1)       Includes related receivables
(2)       Includes related payables

Five Oaks Insurance

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the amended regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. On July 18, 2016, the State of Michigan Department of Insurance and Financial Services approved FOI's order for voluntary dissolution. As of March 31, 2017, all of the FHLBI stock had been redeemed.

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

On March 15, 2017, the Federal Reserve raised its target range for the federal funds rate from 0.75% to 1%. The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2017 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. The Federal Reserve stated that it would continue to reinvest principal payments from agency debt and agency mortgage-backed securities in agency mortgage-backed securities until policy normalization of the level of the federal funds rate was well underway. There is considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

Although credit markets exhibited less volatility during the first quarter of 2017 than they had during 2016, and we continued to reduce the amount of our Non-Agency RMBS investments, we expect that volatile market conditions combined with decreased liquidity across many credit markets may continue to impact our operating results and will cause us to continue adjusting our investment and financing strategies over time as the risk and return profiles of our business continue to change.

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

Credit risk.    We are subject to varying degrees of credit risk in connection with our Non-Agency RMBS and Multi-Family MBS investments. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results. Additionally, if the market's view of credit risk deteroriates, or the yield required to invest in such credit risk increases, this will lead to an increase in credit spreads, and a resultant decline in the market prices of such assets, even if our estimate of expected losses does not change. In turn, this can be expected to lead to a reduction in our stockholders' equity, and may also trigger margin calls under our repurchase agreements used to finance our credit sensitive assets.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Given challenging conditions for the issuance of common and preferred stock, our primary sources of liquidity are net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. We previously noted a tightening trend in the balance sheet capacity of repurchase agreement counterparties due to a combination of higher capital requirements such as the Basel III capital reforms, other regulatory restrictions, enhanced risk management and generally lower risk appetite among many financial institutions. Consequently, we have observed a reduced willingness of certain financial institutions to commit capital to support the trading of fixed income securities, and in turn, a consequent reduction in certain cases in the availability of financing for certain credit-sensitive MBS. We anticipate our primary sources of financing in 2017 will be repurchase agreements and other similar financing arrangements.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. As a result of the recent change in presidential administration, we anticipate debate on residential housing and mortgage reform to continue through 2017 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Investment Portfolio

On a GAAP basis, we had increased our overall investments in MBS from $870.9 million as of December 31, 2016 to $1,035.7 million as of March 31, 2017. Within this total, on a quarter-over-quarter basis we had increased our Agency RMBS from $790.1 million to $999.9 million, decreased our Non-Agency RMBS from $7.6 million to $0.0 million and decreased our Multi-Family MBS from $73.1 million to $35.8 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments increased from $894.5 million as of December 31, 2016 to $1,060.2 million as of March 31, 2017. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a quarter-over-quarter basis we had increased our Agency RMBS from $790.1 million to $999.9 million, decreased our Non-Agency RMBS from $12.8 million to $4.9 million and decreased our Multi-Family MBS from $91.5 million to $55.5 million. On a GAAP and non-GAAP basis, our investment in residential mortgage loans remained at $2.8 million as of December 31, 2016 and March 31, 2017, respectively.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, margin requirements, the current cycle for interest rates, the shape of the yield curve, credit, security price, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. Our leverage targets attempt to risk-adjust asset classes based on each asset class's potential price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility

The following tables summarize certain characteristics of our investment portfolio as of March 31, 2017 and December 31, 2016 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

March 31, 2017

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,047	$23	$—	$1,070	$(19)	$1,051	2.50%	1.89%
Hybrid RMBS	980,844	20,203	—	1,001,047	(2,187)	998,860	2.52%	2.34%
Total Agency RMBS	981,891	20,226	—	1,002,117	(2,206)	999,911	2.52%	2.34%

Non-Agency RMBS	—	—	—	—	—	—	—%	—%
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—%	—%
Total Non-Agency RMBS	—	—	—	—	—	—	—%	—%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	48,666	(11,781)	—	36,885	(1,075)	35,810	0.00%	6.54%
Total Multi-Family MBS,	48,666	(11,781)	—	36,885	(1,075)	35,810	0.00%	6.54%

Residential Mortgage Loans	2,827	—	—	2,844	(21)	2,823	4.06%	4.03%

Total/Weighted Average (GAAP)	$1,033,384	$8,445	$—	$1,041,846	$(3,302)	$1,038,544	2.41%	2.50%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	29	3,288	3.75%	5.00%
Non-Agency MBS IO, fair value option	145,065	—	—	7,805	(6,215)	1,590	0.39%	7.21%
Total Non-Agency RMBS	149,410	(1,086)	—	11,064	(6,186)	4,878	0.49%	6.56%

Multi-Family MBS	8,197	(2,690)	—	5,508	1,194	6,702	3.23%	4.81%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	2,457	12,940	0.00%	0.00%
Total Multi-Family MBS,	30,137	(2,690)	—	15,991	3,651	19,642	0.88%	1.66%

Residential Mortgage Loans	—	—	—	—	—	—	—	—

Total/Weighted Average (Non-GAAP)	$179,547	$(3,776)	$—	$27,055	$(2,535)	$24,520	0.55%	3.66%

 Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,047	$23	$—	$1,070	$(19)	$1,051	2.50%	1.89%
Hybrid RMBS	980,844	20,203	—	1,001,047	(2,187)	998,860	2.52%	2.34%
Total Agency RMBS	981,891	20,226	—	1,002,117	(2,206)	999,911	2.52%	2.34%

Non-Agency RMBS	4,345	(1,086)	—	3,259	29	3,288	3.75%	5.00%
Non-Agency MBS IO, fair value option	145,065	—	—	7,805	(6,215)	1,590	0.39%	7.21%
Total Non-Agency RMBS	149,410	(1,086)	—	11,064	(6,186)	4,878	0.49%	6.56%

Multi-Family MBS	8,197	(2,690)	—	5,508	1,194	6,702	3.23%	4.81%
Multi-Family MBS PO	48,666	(11,781)	—	36,885	(1,075)	35,810	0.00%	6.54%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	2,457	12,940	0.00%	0.00%
Total Multi-Family MBS,	78,803	(14,471)	—	52,876	2,576	55,452	0.34%	5.07%

Residential Mortgage Loans	2,827	—	—	2,844	(21)	2,823	4.06%	4.03%

Total/Weighted Average (Non-GAAP)	$1,212,931	$4,669	$—	$1,068,901	$(5,837)	$1,063,064	2.13%	2.53%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2016

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$—	$1,492	$(29)	$1,463	2.50%	1.89%
Hybrid RMBS	777,761	16,403	—	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	—	795,656	(5,466)	790,190	2.52%	2.11%

Non-Agency RMBS	4,394	(370)	(1,930)	2,094	235	2,329	0.93%	11.68%
Non-Agency MBS IO, fair value option	509,109	—	—	14,712	(9,448)	5,264	0.32%	11.03%
Total Non-Agency RMBS	513,503	(370)	(1,930)	16,806	(9,213)	7,593	0.32%	11.11%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS,	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%

Residential Mortgage Loans	2,850	—	—	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (GAAP)	$1,396,480	$(10,093)	$(1,930)	$890,077	$(16,298)	$873,779	1.53%	2.69%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	25	3,284	3.75%	5.00%
Non-Agency MBS IO, fair value option	157,629	—	—	7,805	(5,897)	1,908	0.39%	7.92%
Total Non-Agency RMBS	161,974	(1,086)	—	11,064	(5,872)	5,192	0.48%	7.06%

Multi-Family MBS	8,197	(2,690)	—	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	1,445	11,928	0.00%	0.00%
Total Multi-Family MBS,	30,137	(2,690)	—	15,991	2,351	18,342	0.82%	1.54%

Residential Mortgage Loans	—	—	—	—	—	—	—	—

Total/Weighted Average (Non-GAAP)	$192,111	$(3,776)	$—	$27,055	$(3,521)	$23,534	0.52%	3.80%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$—	$1,492	$(29)	$1,463	2.50%	1.89%
Hybrid RMBS	777,761	16,403	—	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	—	795,656	(5,466)	790,190	2.52%	2.11%

Non-Agency RMBS	8,739	(1,456)	(1,930)	5,353	260	5,613	2.33%	7.62%
Non-Agency MBS IO, fair value option	666,738	—	—	22,517	(15,345)	7,172	0.34%	9.95%
Total Non-Agency RMBS	675,477	(1,456)	(1,930)	27,870	(15,085)	12,785	0.36%	9.50%

Multi-Family MBS	8,197	(2,690)	—	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	1,445	11,928	0.00%	0.00%
Total Multi-Family MBS,	131,045	(28,850)	—	90,739	750	91,489	0.19%	5.85%

Residential Mortgage Loans	2,850	—	—	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (Non-GAAP)	$1,588,591	$(13,869)	$(1,930)	$917,132	$(19,819)	$897,313	1.41%	2.72%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at March 31, 2017 do not include our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the three trusts is $25.6 million as of March 31, 2017. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2016 do not include our net investments in three Multi-Family MBS and prime jumbo residential mortgage securitization trusts; our maximum exposure to loss from consolidation of the three trusts was $24.7 million at December 31, 2016. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017 Fair Value	December 31, 2016 Fair Value
Less than or equal to one year	$—	$—
Greater than one year and less than five years	587,553,742	418,701,976
Greater than or equal to five years	472,686,486	475,761,570
Total	$1,060,240,228	$894,463,546

The increase in shorter maturity assets quarter over quarter is due to the continued redeployment of capital out of credit assets and into Agency hybrid-ARM securities. The decrease in longer maturity assets is primarily due to principal payments in the quarter.

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of March 31, 2017, we had entered into repurchase agreements totaling $971.2 million, on a GAAP and non-GAAP basis, compared to $804.8 million at December 31, 2016.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2017 to March 31, 2017 on a GAAP and non-GAAP basis:

Period ended March 31, 2017	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2017 to March 31, 2017	$870,503,478	971,225,000	971,225,000

 Hedging instruments.    Subject to maintaining our qualification as a REIT, we generally hedge as much of our interest rate risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition, and as the result of heightened volatility in financial markets, the results of our hedging activities have not always had such desired beneficial impact.

Interest rate hedging may continue to fail to protect or could adversely affect us because, among other things:

•our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge;
•available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability;
•the party owing money in the hedging transaction may default on its obligation to pay;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity; and
•changes to our investment or risk management strategy may cause us to reduce the amount of our interest rate hedges at times of greater market volatility, which may in turn cause us to realize losses on such hedges

The following tables summarize our hedging activity as of March 31, 2017:

March 31, 2017

Expiration Year	Contracts	Notional		Fair Value
Eurodollar Futures Contracts (Short Positions)
2017	2,457	$2,457,000,000		$1,302,388
2018	3,009	3,009,000,000		2,588,212
2019	1,681	1,681,000,000		1,142,838
2020	1,649	1,649,000,000		54,100
2021	1,241	1,241,000,000		(110,600)
Total	10,037	$10,037,000,000	(1)	$4,976,938

(1)       The $10,037,000,000 total notional amount of Eurodollar futures contracts as of March 31, 2017 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between June 2017 and December 2021. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $935,000,000 as of March 31, 2017.

Stockholders’ Equity and Book Value Per Share

As of March 31, 2017, our stockholders’ equity was $144.9 million comprised of $37.2 million of preferred equity and $107.7 million of common equity, and our book value per common share was $6.14 on a basic and fully diluted basis. Our stockholders’ equity increased by $2.4 million compared to our stockholders’ equity as of December 31, 2016, while book value per common share increased by 2.3% from the previous quarter-end amount of $6.00.  Unrealized gains and losses on AFS securities (except those related to Non-Agency RMBS IOs) are reflected in stockholders’ equity rather than in our condensed consolidated statement of operations as a component of other comprehensive income, or OCI. The increase in stockholders' equity was the result of a combination of factors, which are further described in Results of Operations below. These factors included credit spread tightening, which led to higher unrealized gains and lower unrealized losses, increased net interest income, and lower expenses.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2017:

Non-GAAP Basis	March 31, 2017
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans (2)	Unrestricted Cash(3)	Total
Market Value	$999,910,670	$55,451,871	$4,877,688	$7,265,907	$32,713,356	$1,100,219,492
Repurchase Agreements	(948,712,000)	(20,362,000)	(2,151,000)	—	—	(971,225,000)
Hedges	4,872,365	104,573	—	—	—	4,976,938
Other(4)	4,585,765	(26,950)	58,632	12,563	(506,150)	4,123,860
Restricted Cash	6,792,125	(14,595)	—	—	—	6,777,530
Equity Allocated	$67,448,925	$35,152,899	$2,785,320	$7,278,470	$32,207,206	$144,872,820
% Equity	46.6%	24.3%	1.9%	5.0%	22.2%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.
2.Includes MSRs with a fair value of $4,443,157.
3.Includes cash and cash equivalents.

4.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of March 31, 2017, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of these consolidated securitization trusts, due to amortization of the loans underlying the trusts.

The table below presents certain information from our Statement of Operations for the three months ended March 31, 2017 and March 31, 2016, respectively:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues:
Interest income:
Available-for-sale securities	$6,822,622	$4,899,038
Mortgage loans held-for-sale	28,763	122,237
Multi-family loans held in securitization trusts	13,948,754	15,437,804
Residential loans held in securitization trusts	1,355,438	4,152,406
Cash and cash equivalents	35,734	5,710
Interest expense:
Repurchase agreements - available-for-sale securities	(2,095,474)	(1,489,413)
Repurchase agreements - mortgage loans held-for-sale	—	(76,200)
Multi-family securitized debt obligations	(13,237,724)	(14,112,709)
Residential securitized debt obligations	(1,074,352)	(3,178,442)

Net interest income	5,783,761	5,760,431

Other-than-temporary impairments

Increase in credit reserves	—	(20,994)

Total impairment losses recognized through earnings	—	(20,994)

Other income:
Realized gain (loss) on sale of investments, net	(9,317,003)	(6,383,153)
Change in unrealized gain (loss) on fair value option securities	9,448,270	(371,095)
Realized gain (loss) on derivative contracts, net	2,233,051	(1,585,541)
Change in unrealized gain (loss) on derivative contracts, net	(3,077,088)	(8,462,400)
Realized gain (loss) on mortgage loans held-for-sale	(174)	(986)
Change in unrealized gain (loss) on mortgage loans held-for-sale	(3,709)	197,902
Change in unrealized gain (loss) on mortgage servicing rights	(126,446)	(900,288)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	1,299,630	1,536,317
Change in unrealized gain (loss) on residential loans held in securitization trusts	(368,343)	(2,554,077)
Other interest expense	(152,322)	—
Servicing income	252,738	223,678
Other income	12,171	24,982

Total other income (loss)	200,775	(18,274,661)

Expenses:
Management fee	544,510	623,223
General and administrative expenses	1,588,572	1,632,511
Operating expenses reimbursable to Manager	1,208,943	1,204,811
Other operating expenses	220,496	882,206
Compensation expense	52,874	69,639

Total expenses	3,615,395	4,412,390

Net income (loss)	$2,369,141	$(16,947,614)
Dividends to preferred stockholders	(880,509)	(880,509)
Net income (loss) attributable to common stockholders	$1,488,632	$(17,828,123)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,488,632	$(17,828,123)
Weighted average number of shares of common stock outstanding	17,539,258	14,605,515
Basic and diluted income (loss) per share	$0.08	$(1.22)
Dividends declared per share of common stock	$0.15	$0.18

Net Income Summary

For the three months ended March 31, 2017, our net income attributable to common stockholders was $1,488,632, or $0.08 basic and diluted net income per average share, compared with a net loss of $17,828,123, or $1.22 basic and diluted net income per share, for the three months ended March 31, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $18,274,661 for the three months ended March 31, 2016 to a gain of $200,775 for the three months ended March 31, 2017, and a decrease in total expenses from $4,412,390 for the three months ended March 31, 2016 to $3,615,395 for the three months ended March 31, 2017.

Interest Income and Interest Expense

For the three months ended March 31, 2017 and the three months ended March 31, 2016, our interest income was $22,191,311 and $24,617,195, respectively. Our interest expense was $16,407,550 and $18,856,764 respectively, for the three months ended March 31, 2017 and the three months ended March 31, 2016.

Net Interest Income

For the three months ended March 31, 2017 and the three months ended March 31, 2016, our net interest income was $5,783,761 and $5,760,431, respectively, with the increased income generated by Agency RMBS more than offsetting the reduction of interest income from sales of credit risk securities and the reduced balances of the consolidated trusts noted above.

Other Income (Loss)

For the three months ended March 31, 2017, we realized a gain of $200,775, which primarily reflects the impact of net unrealized gains on fair value option securities of $9,448,270, net realized gains on interest rate hedges of $2,233,051, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $1,299,630, net mortgage servicing income of $252,738 and other income of $12,171, which more than offset net realized losses on sales of investments of $9,317,003, net unrealized losses of $3,077,088 on interest rate hedges, unrealized losses on mortgage loans of $3,709, net unrealized losses on mortgage servicing rights of $126,446, net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $368,343 and $152,322 other interest expense related to the deficiency dividend. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

For the three months ended March 31, 2016, we incurred a loss of $18,274,661, which primarily reflected the impact of volatile interest rates and credit spread widening throughout the quarter, in turn generating net realized losses on sales on investment of $6,383,153, net unrealized losses on interest rate hedges of $8,462,400, net realized losses of $1,585,541 on interest rate hedges and net unrealized losses on mortgage servicing rights of $900,288. Additionally, we incurred net unrealized losses on residential mortgage loans held in the JPMMT 2014-OAK1 and CSMC 2014-OAK1 Trusts of $2,554,077, unrealized losses on fair value option securities of $371,095 and realized losses on mortgage loans of $986. These losses in the aggregate more than offset unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $1,536,317, net unrealized gain on mortgage loans of $197,902, net mortgage servicing income of $223,678 and net other income of $24,982. As noted above, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $544,510 for the three months ended March 31, 2017 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $3,070,885, of which $1,208,943 was payable to our Manager and $1,861,942 was payable directly by us.

For the three months ended March 31, 2016, we incurred management fees of $623,223 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $3,789,167 of which $1,204,811 was payable to our Manager and $2,584,356 was payable directly to us.

Our general and administrative expenses represent the cost of legal, accounting, auditing and consulting services and increased primarily as a result of increased audit and consulting services. The year over year reduction in expenses was primarily due to elimination of expenses previously associated with our prime jumbo mortgage loan business.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended March 31, 2017, we did not recognize any OTTI losses. For the three months ended March 31, 2016, we recognized $20,994 in OTTI losses. The OTTI recognized during the three months ended March 31, 2016 reflected an increase in the Company's credit loss expectations on certain Non-Agency RMBS with a fair value of $1,678,220 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements.

 Net Income (Loss) and Return on Equity

Our net gain attributable to common stockholders was $1,488,632 for the three months ended March 31, 2017, after accounting for preferred stock dividends of $880,509, representing an annualized gain of 2.95% on average stockholders' equity of $204,528,652. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended March 31, 2017, our comprehensive gain attributable to common stockholders was $5,039,534 which included $3,550,902 in total OCI. This represents an annualized gain of 9.99% on average stockholders' equity.

For the three months ended March 31, 2016, our net loss attributable to common stockholders was $17,828,123 after accounting for preferred stock dividends of $880,509, representing an annualized loss of 37.82% on average stockholders' equity of $189,091,189. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended March 31, 2016, our comprehensive loss attributable to common stockholders was $18,929,449 which included $1,101,327 in other comprehensive loss. This represented an annualized loss of 40.15% on average stockholders’ equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency RMBS and Multi-Family MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2017, we had unrestricted cash and cash equivalents of $32.7 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $27.5 million as of December 31, 2016.

As of March 31, 2017, net proceeds from repurchase agreements related to available-for-sale securities totaled $971.2 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.06%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. As of March 31, 2017, we had an overall debt-to-equity ratio of 6.7:1 on a GAAP and non-GAAP basis, compared to 5.6:1 as of December 31, 2016. The increase is due primarily to the portfolio reallocation in favor of Agency RMBS described earlier. The repurchase obligations mature and reinvest every 30 to 360 days. See "Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of March 31, 2017, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 11 of these lenders totaling $971.2 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of March 31, 2017, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 40%, and the weighted average haircut was 5.75% as of March 31, 2017. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended March 31, 2017, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of March 31, 2017, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of March 31, 2017, the fair value of these non-recourse liabilities aggregated to $1,322,072,796 and they are excluded from discussion and analysis of our leverage.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2017 to March 31, 2017.

The following table summarizes our contractual obligations for borrowings under repurchase agreements at March 31, 2017:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	$971,225	971,225	—	—	—
Total contractual obligations (1)	$971,225	971,225	—	—	—

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

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we account for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability; as of March 31, 2017, the amount of the liability recorded was $200,534. The maximum potential amount of future payments that we could be required to make under the outstanding backstop guarantees was $492,012,203. In accordance with ASC 450, Contingencies, any contingent liability must be recognized when a payment becomes probable and reasonably estimable; as of March 31, 2017, no such contingent liability was required to be recognized.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On March 16, 2017, we announced that our board of directors declared monthly cash dividend rates for the second quarter of 2017 of $0.05 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of March 31, 2017 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	March 31, 2017
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	4	6	46
Carrying Value/ Estimated Fair Value	$4,877,688	$55,451,871	$999,910,670
Amortized Cost	$11,063,929	$52,876,433	$1,002,116,876
Current Par Value	$149,409,654	$78,803,934	$981,890,922
Carrying Value to Current Par	3.3%	70.4%	101.8%
Amortized Cost to Current Par	7.4%	67.1%	102.1%
Net Weighted Average Coupon	0.49%	0.34%	2.52%
3 Month CPR (3)	17.8	NA	7.3

Non-Agency RMBS Characteristics

March 31, 2017(1)
Collateral Attributes:	Prime Jumbo New Issue
Weighted Average Loan Age (months)	35
Weighted Average Original Loan-to-Value	62.9%
Weighted Average Original FICO (4)	770
Weighted Average Loan Size	781.9

Current Performance:
60+ Day Delinquencies	1.3%
Average Credit Enhancement (5)	15.8%

	March 31, 2017(1)
Coupon Type	Carrying Value	% of Non-Agency RMBS
Fixed Rate	$4,877,688	100.0%

Collateral Type
Prime	$4,877,688	100.0%

Loan Origination Year
Post-2011	$4,877,688	100.0%
___________________________

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at March 31, 2017 on a combined, non-GAAP basis.

2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at March 31, 2017 on a combined, non-GAAP basis.

3.
Three-month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payments structure of each underlying security.

4.	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

5.	Average credit enhancement remaining on our Non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral

The following table presents the rating of our Non-Agency RMBS at March 31, 2017, including our net investments in consolidated residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$1,590,213	32.6%
Not Rated	$3,287,475	67.4%
________________________

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at March 31, 2017 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$1,840,328	37.7%
Washington	$764,210	15.7%
Massachusetts	$414,410	8.5%
Florida	$282,882	5.8%
Tennessee	$216,242	4.4%

Our Multi-Family MBS investments are primarily Freddie Mac Multifamily K Certificates backed by pools of multifamily mortgage loans or re-REMICs of underlying Freddie Mac Multifamily K Certificates. These certificates are not guaranteed by Freddie Mac and repayment is therefore based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the rating of our Multi-Family MBS at March 31, 2017, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security:

Current Rating	Fair Value	% of Multi-Family MBS
Rated BB-	$35,810,200	64.6%
Not Rated	$19,641,671	35.4%

Weighted Average Life Breakdown	Carrying Value

Greater than one year and less than five years	$587,553,742
Greater than or equal to five years	$472,686,486

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2017:

 March 31, 2017

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
1.00%	(60.50)%	(1.23)%
0.50%	(30.25)%	(0.54)%
(0.50)%	30.25%	0.19%
(1.00)%	60.50%	(0.15)%
_________________________

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

The interest rate sensitivity table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points and falling 50 and 100 basis points. The cash flows associated with our portfolio of MBS for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are assumed to relate to repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

The MBS securities, at fair value, included in the foregoing interest rate sensitivity table under "Percentage Change in Projected Portfolio Value" were limited to Agency RMBS and Multi-Family MBS, including the fair value of our net investment in the 2011-K13 and 2012-KF01 Trusts.

Due to the significantly discounted prices and underlying credit risks of our Non-Agency RMBS, we believe our Non-Agency RMBS valuations are inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. However, these Non-Agency RMBS have been included in the "Percentage Change in Projected Net Interest Income" analysis.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2017. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at March 31, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Extension risk

We compute the projected weighted-average life of our investments based upon assumptions regarding the rate at which borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates, because the borrowing costs are fixed for the duration of the fixed-rate portion of the related target asset.

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

The sensitivity analysis table presented in "Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2017, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Liquidity risk

Our liquidity risk is principally associated with our financing of long-maturity assets with short-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.

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

Credit risk

We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency RMBS and Multi-Family MBS, as well as residential mortgage loans that we own. With respect to our Non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency RMBS. In addition, with respect to any particular target asset, our Manager's investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. In particular, the evaluation process involves modeling under various different scenarios the future cash flows expected to be generated by a specific security based on the current and projected delinquency and default status of the portfolio, and expected recoveries derived primarily from LTV metrics, relative to the purchase price of the RMBS. At purchase, our Manager estimates the proportion of the discount that we do not expect to recover and incorporates it into our Manager's expected yield and accretion calculations. As part of our Non-Agency RMBS surveillance process, our Manager tracks and compares each security's actual performance over time to the performance expected at the time of purchase or, if our Manager has modified its original purchase assumptions, to its revised performance expectations. To the extent that actual performance of our Non-Agency RMBS deviates materially from our Manager's expected performance parameters, our Manager may revise its performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time. At times, we may enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results. With respect to our Multi-Family MBS, to date we have purchased subordinated tranches in, or backed by, multi-family securitizations sponsored by

Freddie Mac that in certain cases represent the most junior tranche in the capital structure. Our pre-acquisition due diligence process involves an analysis of the multi-family loan portfolio underlying the relevant security, in order to determine the adequacy of available credit enhancement and/or the purchase price discount to absorb potential credit losses on the portfolio.

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

•
using hedging instruments, primarily eurodollar futures, but also interest rate swap agreements, options, interest rate cap agreements, floors and forward sales to adjust the interest rate sensitivity of Agency RMBS and other mortgage-related investments and our borrowings; and

•
actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods and gross reset margins of Agency RMBS and other mortgage-related investments and the interest rate indices and adjustment periods of our financings.

In executing on our current risk management strategy, we have entered into futures transactions.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as March 31, 2017. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, as a result of the material weaknesses described below.

As previously disclosed in our 2016 10-K, in connection with our determination of an inability to offset net gains realized on certain hedging transactions in 2013 for federal income tax purposes with net capital losses realized in 2013 on the sale of certain securities, during the quarter ended September 30, 2016 management and our Audit Committee identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee have concluded that remediation measures additional to those noted below are necessary to enhance our control environment.

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

Changes in Internal Control Over Financial Reporting

To remediate the material weakness in our internal control over financial reporting related to our REIT taxable income in 2013, we have implemented certain changes to the design of our internal controls. Specifically, for any REIT tax matters that we have not previously addressed, we are now required to obtain a written technical review and conclusion from a nationally recognized accounting firm or law firm, which must be presented to and approved by our Audit Committee prior to our adoption of the related conclusion.

To remediate the material weakness in our internal control over financial reporting related to timely review of account balances (and consequent deficiencies in our disclosure controls and procedures), we have continued to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system is now complete, and we are now in the process, with the assistance of an experienced financial reporting consultant, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

FIVE OAKS INVESTMENT CORP.

Dated: May 10, 2017	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: May 10, 2017	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith