Form 10-K/A
period 2016-12-31
Five Oaks Investment Corp.
filed 2017-06-14
CIK 1547546

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

EXPLANATORY NOTE

Five Oaks Investment Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017 (the “Form 10-K”) solely to include Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm (“Exhibit 23.1”). Pursuant to the rules of the SEC, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (but not certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), which are filed herewith. Accordingly, Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of Exhibit 23.1 and the new certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K, including the disclosures contained in Part I, Part II and Part III of the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

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

* Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2017, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 and Rule 12b-15 thereunder, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on June 14, 2017.

FIVE OAKS INVESTMENT CORP.

By:	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 to Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013 (the “2013 1 st Quarter 10-Q”)).

3.2	Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3	Articles of Amendment, increasing the aggregate number of authorized shares of Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.2 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

3.4	Second Amended and Restated Bylaws of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.2 to the 2013 1 st Quarter 10-Q).

4.1	Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“Pre-Effective Amendment No. 1”)).

4.2	Specimen Certificate representing the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-191787), which was filed with the Securities and Exchange Commission on December 9, 2013).

4.3	Form of Warrant as amended and restated on August 18, 2014 (incorporated by reference to Exhibit 4.2 to Five Oaks Investment Corp. Registration Statement on Form S-3 (File No. 333-198272), which was filed with the Securities and Exchange Commission on August 20, 2014).

10.1	Management Agreement, dated as of May 16, 2012 by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Draft Registration Statement on Form S-11 (File No. 021-178729), which was confidentially submitted with the Securities and Exchange Commission on October 19, 2012 (“DRS”)).

10.2	Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto (incorporated by reference to Exhibit 10.2 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on December 20, 2012 (“IPO S-11”)).

10.3	Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 (“Post-Effective Amendment No. 1”)).

10.4†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1).

10.5	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Five Oaks Investment Corp. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35845), which was filed with the Securities and Exchange Commission on March 3, 2016 (the "2015 Form 10-K").

10.7	Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1).

10.8	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 to the IPO S-11).

10.9	Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.10	Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1).

10.11	Amendment No. 1, dated as of January 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1).

10.12	Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1).

10.13	Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1).

10.14	Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014 (the “2014 February 8-K”)).

10.15	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the 2014 February 8-K).

10.16	Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “2014 August 8-K”)).

10.17	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the 2014 August 8-K).

10.18	Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the 2014 August 8-K).

10.19	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the 2014 August 8-K).

10.20	Mortgage Loan Purchase and Servicing Agreement dated as of September 26, 2014, between Five Oaks Acquisition Corp., as seller and servicing administrator, and J.P. Morgan Mortgage Acquisition Corp., as purchaser (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on October 15, 2014 (the “2014 October 8-K”)).

10.21	Assignment, Assumption and Recognition Agreement dated as of October 9, 2014, by and among J.P. Morgan Acceptance Corporation I, J.P. Morgan Mortgage Trust 2014-OAK4, J.P. Morgan Mortgage Acquisition Corp. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the 2014 October 8-K).

10.22	Form of Mortgage Loan Purchase and Interim Servicing Agreement between Aggregator 1, as purchaser, and originator, as seller, with corresponding Form of Assignment, Assumption and Recognition Agreement among Aggregator 1, as assignor, Five Oaks Acquisition Corp, as assignee, and originator (incorporated by reference to Exhibit 10.6 to Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2014 (the “2014 3 rd Quarter 10-Q”)).

10.23	Form of Flow Sale and Interim Servicing Agreement between Aggregator 2, as purchaser, and originator, as seller and interim servicer, with corresponding Form of Assignment, Assumption and Recognition Agreement (Whole Loan Transfer), among Aggregator 2, as assignor, Five Oaks Acquisition Corp., as assignee, originator and servicer (incorporated by reference to Exhibit 10.7 to the 2014 3 rd Quarter 10-Q).

10.24	Mortgage Loan Purchase and Sale Agreement, dated as of December 23, 2014, between Five Oaks Acquisition Corp. and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 12, 2015 (the “2015 January 8-K”)).

10.25	Certificate Purchase Agreement, dated December 22, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Five Oaks Acquisition Corp. and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.2 to the 2015 January 8-K).

10.26	Indemnity Letter, dated December 23, 2014, among Five Oaks Investment Corp., Credit Suisse Securities (USA) LLC and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.3 to the 2015 January 8-K).

10.27	Pooling And Servicing Agreement, dated as of December 1, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Christiana Trust, Select Portfolio Servicing, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the 2015 January 8-K).

10.28	Master Repurchase Agreement, dated as of December 30, 2014, between Bank of America, N.A. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the 2015 January 8-K).

10.29	Guaranty, dated as of December 30, 2014, by Five Oaks Investment Corp., to and for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the 2015 January 8-K).

10.30	Mortgage Loan Purchase and Sale Agreement, dated April 30, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 7, 2015 (the “2015 May 8-K”)).

10.31	Pooling And Servicing Agreement, dated as of April 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 May 8-K).

10.32

Mortgage Loan Purchase and Sale Agreement, dated November 10, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC. (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 16, 2015 (the “2015 November 8-K”)).

10.33	Pooling and Servicing Agreement, dated as of November 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 November 8-K).

10.34	Processing Services Agreement, dated May 14, 2015, between Five Oaks Investment Corp. and SS&C Technologies, Inc., as amended by the Addendum to Processing Services Agreement, dated June 10, 2015 (incorporated by reference to Exhibit 10.34 to the 2015 Form 19-K).

10.35	Security Sale Agreement, dated as of April 25, 2016, between Five Oaks Investment Corp. and Oaks Funding II LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on April 29, 2016 (the “2016 8-K”).

10.36	Trust Agreement, dated as of April 25, 2016, between Oaks Funding II LLC and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 10.2 to the 2016 8-K.

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Five Oaks Investment Corp.*

23.1	Consent of Grant Thornton LLP***

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Previously filed with our Annual Report on Form 10-K filed with the Commission on March 16, 2017.

** Previously furnished with our Annual Report on Form 10-K filed with the Commission on March 16, 2017

***Filed herewith.

†Management contract or compensatory plan or arrangement.

