Form 10-Q
period 2017-06-30
Five Oaks Investment Corp.
filed 2017-08-07
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2017
Common stock, $0.01 par value	22,139,258

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited)	5
	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2017 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	54
Item 4.	Controls and Procedures	59

PART II - Other Information		60

Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	60

Signatures		61

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	6/30/2017 (1)	12/31/2016 (1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,212,027,963 and $876,121,505 for June 30, 2017 and December 31, 2016, respectively)	$1,252,375,950	$870,929,601
Mortgage loans held-for-sale, at fair value	2,795,951	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,175,419,031	1,222,905,433
Residential loans held in securitization trusts, at fair value	128,679,142	141,126,720
Mortgage servicing rights, at fair value	3,096,943	3,440,809
Cash and cash equivalents	41,424,138	27,534,374
Restricted cash	15,816,577	10,355,222
Deferred offering costs	87,482	96,489
Accrued interest receivable	8,280,086	7,619,717
Investment related receivable	4,618,226	3,914,458
Derivative assets, at fair value	—	8,053,813
Other assets	1,119,584	775,031

Total assets	$2,633,713,110	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,146,628,000	$804,811,000
Multi-family securitized debt obligations	1,154,997,075	1,204,583,678
Residential securitized debt obligations	123,007,454	134,846,348
Accrued interest payable	5,356,244	5,467,916
Derivative liabilities, at fair value	836,338	—
Dividends payable	29,349	39,132
Deferred income	188,760	203,743
Due to broker	45,081,053	4,244,678
Fees and expenses payable to Manager	563,000	880,000
Other accounts payable and accrued expenses	143,972	2,057,843

Total liabilities	2,476,831,245	2,157,134,338

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,139,258 and 17,539,258 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	221,348	175,348
Additional paid-in capital	224,135,827	204,264,868
Accumulated other comprehensive income (loss)	(7,830,147)	(9,268,630)
Cumulative distributions to stockholders	(96,237,206)	(89,224,194)
Accumulated earnings (deficit)	(564,929)	(637,499)

Total stockholders' equity	156,881,865	142,466,865

Total liabilities and stockholders' equity	$2,633,713,110	$2,299,601,203

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2017 and December 31, 2016, assets of consolidated VIEs totaled $1,308,989,628 and $1,369,120,941 respectively, and the liabilities of consolidated VIEs totaled $1,282,788,661 and $1,344,404,080 respectively
See Notes 6 and 7 for further discussion
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$6,658,679	$5,331,794	$13,481,301	$10,230,832
Mortgage loans held-for-sale	28,571	167,070	57,334	289,307
Multi-family loans held in securitization trusts	13,569,574	14,692,902	27,518,328	30,130,706
Residential loans held in securitization trusts	1,298,520	3,408,847	2,653,958	7,561,253
Cash and cash equivalents	39,747	8,945	75,481	14,655
Interest expense:
Repurchase agreements - available-for-sale securities	(2,873,843)	(1,338,815)	(4,969,317)	(2,828,228)
Repurchase agreements - mortgage loans held-for-sale	—	(94,084)	—	(170,284)
Multi-family securitized debt obligations	(12,862,356)	(13,814,743)	(26,100,080)	(27,927,452)
Residential securitized debt obligations	(1,030,971)	(2,589,846)	(2,105,323)	(5,768,288)

Net interest income	4,827,921	5,772,070	10,611,682	11,532,501

Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(146,224)	—	(167,218)

Total impairment losses recognized in earnings	—	(146,224)	—	(167,218)

Other income:
Realized gain (loss) on sale of investments, net	(151,549)	3,771,148	(9,468,552)	(2,612,005)
Change in unrealized gain (loss) on fair value option securities	—	(2,239,654)	9,448,270	(2,610,749)
Realized gain (loss) on derivative contracts, net	1,453,074	(761,362)	3,686,125	(2,346,903)
Change in unrealized gain (loss) on derivative contracts, net	(5,813,275)	(2,050,538)	(8,890,363)	(10,512,938)
Realized gain (loss) on mortgage loans held-for-sale	(249)	69,734	(423)	68,748
Change in unrealized gain (loss) on mortgage loans held-for-sale	(7,358)	(62,002)	(11,067)	135,900
Change in unrealized gain (loss) on mortgage servicing rights	(228,329)	(138,447)	(354,775)	(1,038,735)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	803,206	(8,071,468)	2,102,836	(6,535,151)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(250,079)	3,399,187	(618,422)	845,110
Other interest expense	—	—	(152,322)	—
Servicing income	192,519	243,875	445,257	467,553
Other income	12,735	1,826	24,906	26,808

Total other income (loss)	(3,989,305)	(5,837,701)	(3,788,530)	(24,112,362)

Expenses:
Management fee	552,882	626,738	1,097,392	1,249,961
General and administrative expenses	1,243,257	1,679,132	2,831,829	3,311,643
Operating expenses reimbursable to Manager	961,909	1,184,243	2,170,852	2,389,054
Other operating expenses	324,191	350,061	544,687	1,232,267
Compensation expense	52,948	24,248	105,822	93,887

Total expenses	3,135,187	3,864,422	6,750,582	8,276,812

Net income (loss)	(2,296,571)	(4,076,277)	72,570	(21,023,891)

Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Net income (loss) attributable to common stockholders	$(3,167,297)	$(4,947,003)	$(1,678,665)	$(22,775,126)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(3,167,297)	$(4,947,003)	$(1,678,665)	$(22,775,126)
Weighted average number of shares of common stock outstanding	18,297,500	14,597,894	17,920,473	14,604,540
Basic and diluted income (loss) per share	$(0.17)	$(0.34)	$(0.09)	$(1.56)
Dividends declared per share of common stock	$0.15	$0.18	$0.30	$0.36
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(2,296,571)	$(4,076,277)	$72,570	$(21,023,891)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	(2,478,268)	11,621,634	1,220,918	9,375,621
Reclassification adjustment for net gain (loss) included in net income (loss)	365,849	(7,671,018)	217,565	(6,547,325)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	146,224	—	167,218

Total other comprehensive income (loss)	(2,112,419)	4,096,840	1,438,483	2,995,514

Less: Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Comprehensive income (loss) attributable to common stockholders	$(5,279,716)	$(850,163)	$(240,182)	$(19,779,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(9,268,630)	$(89,224,194)	$(637,499)	$142,466,865
Issuance of common stock, net	—	—	4,600,000	46,000	21,114,000	—	—	—	21,160,000
Cost of issuing common stock	—	—	—	—	(1,256,359)	—	—	—	(1,256,359)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	13,318	—	—	—	13,318
Net income (loss)	—	—	—	—	—	—	—	72,570	72,570
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	1,220,918	—	—	1,220,918
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	217,565	—	—	217,565
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—		—
Common dividends declared	—	—	—	—	—	—	(5,261,777)	—	(5,261,777)
Preferred dividends declared	—	—	—	—	—	—	(1,751,235)	—	(1,751,235)
Balance at June 30, 2017	1,610,000	$37,156,972	22,139,258	$221,348	$224,135,827	$(7,830,147)	$(96,237,206)	$(564,929)	$156,881,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$72,570	$(21,023,891)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	—	167,218
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,696,333)	(3,534,745)
Realized (gain) loss on sale of investments, net	9,468,552	2,612,005
Realized (gain) loss on derivative contracts	(3,686,125)	2,346,903
Realized (gain) loss on mortgage loans held-for-sale	423	(68,748)
Unrealized (gain) loss on fair value option securities	(9,448,270)	2,610,749
Unrealized (gain) loss on derivative contracts	8,890,363	10,512,938
Unrealized (gain) loss on mortgage loans held-for-sale	11,067	(135,900)
Unrealized (gain) loss on mortgage servicing rights	354,775	1,038,735
Unrealized (gain) loss on multi-family loans held in securitization trusts	(2,102,836)	6,535,151
Unrealized (gain) loss on residential loans held in securitization trusts	618,422	(845,110)
Restricted stock compensation expense	13,318	25,554
Net change in:
Accrued interest receivable	(857,702)	(510,671)
Deferred offering costs	9,007	—
Other assets	(344,553)	(550,044)
Accrued interest payable	78,250	(31,814)
Deferred income	(14,983)	—
Fees and expenses payable to Manager	(317,000)	(156,716)
Other accounts payable and accrued expenses	(1,913,871)	68,465

Net cash (used in) provided by operating activities	(864,926)	(939,921)

Cash flows from investing activities:
Purchase of available-for-sale securities	(486,979,999)	(324,629,196)
Purchase of mortgage loans held-for-sale	—	(11,573,408)
Purchase of mortgage servicing rights	(10,910)	—
Proceeds from sales of available-for-sale securities	52,966,554	189,273,268
Proceeds from mortgage loans held-for-sale	—	9,586,465
Proceeds from FHLBI stock	—	2,391,700
Net proceeds from (payments for) derivative contracts	3,685,913	(2,346,903)
Principal payments from available-for-sale securities	55,681,933	33,837,646
Principal payments from mortgage loans held-for-sale	42,101	182,396
Investment related receivable	(703,768)	(1,975,625)
Due from broker	40,836,375	—

Net cash (used in) provided by investing activities	(334,481,801)	(105,253,657)

Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	19,903,641	—
Purchase of treasury stock	—	(283,565)
Dividends paid on common stock	(5,261,777)	(5,257,642)
Dividends paid on preferred stock	(1,761,018)	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	5,703,247,000	3,093,465,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	—	13,548,045
Payments for FHLBI advances	—	(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities	(5,361,430,000)	(2,925,499,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	—	(12,645,732)

Net cash (used in) provided by financing activities	354,697,846	111,869,088

Net increase (decrease) in cash, cash equivalents and restricted cash	19,351,119	5,675,510

Cash, cash equivalents and restricted cash, beginning of period	37,889,596	34,315,356

Cash, cash equivalents and restricted cash, end of period	$57,240,715	$39,990,866

Supplemental disclosure of cash flow information
Cash paid for interest	$6,903,389	$3,030,326

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$1,438,483	$2,995,514
Consolidation of multi-family loans held in securitization trusts	$1,179,880,650	$1,310,347,394
Consolidation of residential loans held in securitization trusts	$129,108,978	$174,836,711
Consolidation of multi-family securitized debt obligations	$1,159,436,081	$1,293,320,974
Consolidation of residential securitized debt obligations	$123,352,580	$160,213,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three and six months ended June 30, 2017 and for the three and six months ended June 30, 2016, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017, and the six months ended June 30, 2016, are unaudited.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At June 30, 2017, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and one residential mortgage loan transaction (CSMC 2014-OAK1), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2011-K13 and the FREMF 2012-KF01trusts, the Company determined that it is the primary beneficiary of certain intermediate trusts that have the power to direct the activities and the obligations to absorb losses of the underlying trusts. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. However, the Company's maximum exposure to loss from consolidated trusts was $26,200,967 and $24,716,861, respectively, at June 30, 2017, and December 31, 2016. At June 30, 2017 and December 31, 2016, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $0 and $7,592,802, respectively, and Multi-Family MBS $30,507,236 and $73,146,566, respectively).

GAAP also requires the Company to consider whether securitizations it sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with Accounting Standards Codification (“ASC”) 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities, and as June 30, 2017, this remains the case. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with an aggregate fair value of $0 at June 30, 2017 (December 31, 2016: $4,413,403). This amount is included in Available-for-sale (“AFS”) securities on the Company’s condensed consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$41,424,138	$27,534,374
Restricted cash	15,816,577	10,355,222
Total cash, cash equivalents and restricted cash	$57,240,715	$37,889,596

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
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

Mortgage Loans Held-for-Sale, at Fair Value

Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Mortgage loans are currently classified as held-for-sale based upon the Company’s intent to sell them in the secondary whole loan market.

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust, as of June 30, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the three trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4, Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-Agency RMBS IOs, at Fair Value

Non-Agency RMBS IOs that the Company owns are associated with residential mortgage loan securitizations that the Company has sponsored, and are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Interest income on IOs is recognized at the contractually agreed rate, and changes in fair value are recognized in the Company’s condensed consolidated statement of operations.

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

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, FOI, became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of FHLBI, FOI borrowed funds from FHLBI in the form of secured advances (“FHLB advances”). FHLB advances were treated as secured financing transactions and were carried at their contractual amounts. In connection with FHLB advances, FOI was required to purchase FHLBI stock, which was recorded on the Company’s condensed consolidated balance sheet as an asset. All FHLB stock was redeemed and all FHLB advances were repaid during 2016.

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

Common Stock

At June 30, 2017, and December 31, 2016, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 22,139,258 shares of common stock issued and outstanding at June 30, 2017 and 17,539,258 at December 31, 2016.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. As of December 31, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. There has been no activity in 2017. As of June 30, 2017, $9.4 million of common stock remained authorized for future share repurchases under the Repurchase Program.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

At June 30, 2017, and December 31, 2016, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both June 30, 2017 and December 31, 2016.

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

Comprehensive Income (Loss) Attributable to Common Stockholders

Comprehensive income (loss) is comprised of net income (loss), as presented in the condensed consolidated statement of comprehensive income (loss), adjusted for changes in unrealized gain or loss on AFS securities (excluding Non-Agency RMBS IOs), reclassification adjustments for net gain (loss) and other-than-temporary impairments included in net income (loss) and dividends paid to preferred stockholders.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)

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

Mortgage Loans Held-for-Sale

Designation

The Company currently classifies its residential mortgage loans as held-for-sale (“HFS”) investments. HFS residential mortgage loans include loans that the Company is marketing for sale to third parties.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of June 30, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

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

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust as of June 30, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4, Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$524,133,540	$326,958,046
Federal National Mortgage Association	697,735,174	463,232,187
Non-Agency	—	7,592,802
Multi-Family	30,507,236	73,146,566
Total available-for-sale securities	$1,252,375,950	$870,929,601

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Agency	Non-Agency	Multi-Family	Total
Face Value	$1,201,732,176	$—	$38,666,386	$1,240,398,562
Unamortized premium	26,191,776	—	—	26,191,776
Unamortized discount
Net, unamortized	(718,551)	—	(8,102,376)	(8,820,927)
Amortized Cost	1,227,205,401	—	30,564,010	1,257,769,411
Gross unrealized gain	2,756,978	—	76,466	2,833,444
Gross unrealized (loss)	(8,093,665)	—	(133,240)	(8,226,905)
Fair Value	$1,221,868,714	$—	$30,507,236	$1,252,375,950

	December 31, 2016
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$779,219,115	$4,393,771	$100,907,815	$884,520,701
Unamortized premium	17,748,138	—	—	17,748,138
Unamortized discount
Designated credit reserve and OTTI (2)	—	(1,929,833)	—	(1,929,833)
Net, unamortized	(1,311,292)	(369,887)	(26,160,083)	(27,841,262)
Amortized Cost	795,655,961	2,094,051	74,747,732	872,497,744
Gross unrealized gain	2,663,975	234,647	509,519	3,408,141
Gross unrealized (loss)	(8,129,703)		(2,110,685)	(10,240,388)
Fair Value	$790,190,233	$2,328,698	$73,146,566	$865,665,497

(1)
Non-Agency AFS does not include interest-only securities with a notional amount of $509,109,248, book value of $14,712,374, unrealized loss of $9,448,270 and a fair value of $5,264,104 as of December 31, 2016.

(2)
Discount designated as Credit Reserve is generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $0 and $1,929,833, at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company did not recognize credit-related OTTI losses through earnings during the six months ended June 30, 2017. As of June 30, 2016, the Company recognized credit-related losses of $0.17 million on one non-Agency RMBS for the six months then ended.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,
	2017	2016
Cumulative credit loss at beginning of period	$(3,074,728)	$(3,657,426)

Additions:
Initial (increase) in credit reserves	—	—
Subsequent (increase) in credit reserves	—	(146,224)
Initial additional other-than-temporary credit impairment losses	—	—
Subsequent additional other-than-temporary credit impairment losses	—	—

Reductions:
For securities sold decrease in credit reserves	—	—
For securities sold decrease in other-than-temporary impairment	—	—

Cumulative credit (loss) at end of period	$(3,074,728)	$(3,803,650)

	Six Months Ended June 30,
	2017	2016
Cumulative credit loss at beginning of period	$(3,074,728)	$(3,636,432)

Additions:
Initial (increase) in credit reserves	—	—
Subsequent (increase) in credit reserves	—	(167,218)
Initial additional other-than-temporary credit impairment losses	—	—
Subsequent additional other-than-temporary credit impairment losses	—	—

Reductions:
For securities sold decrease in credit reserves	—	—
For securities sold decrease in other-than-temporary impairment	—	—

Cumulative credit (loss) at end of period	$(3,074,728)	$(3,803,650)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of June 30, 2017, and December 31, 2016. At June 30, 2017, the Company held 60 AFS securities, of which 41 were in an unrealized loss position for less than twelve consecutive months and two were in an unrealized loss for more than twelve months. At December 31, 2016, the Company held 46 AFS securities, of which 31 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months:

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2017	$794,142,898	$(8,093,665)	$13,469,610	$(133,240)	$807,612,508	$(8,226,905)
December 31, 2016	$619,414,077	$(8,129,704)	$45,879,433	$(2,110,684)	$665,293,510	$(10,240,388)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
AFS securities sold, at cost	$6,832,799	$102,654,599
AFS principal payments, at cost	—	19,599,985
Proceeds from AFS securities sold	$6,681,250	$106,681,346
Proceeds from AFS principal payments	—	19,344,386
Net realized gain (loss) on sale of AFS securities	$(151,549)	$3,771,148

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
AFS securities sold, at cost	$62,435,106	$191,586,798
AFS principal payments, at cost	—	34,136,121
Proceeds from AFS securities sold	$52,966,554	$189,273,268
Proceeds from AFS principal payments	—	33,837,646
Net realized gain (loss) on sale of AFS securities	$(9,468,552)	$(2,612,005)

The following tables present the fair value of AFS investment securities by rate type as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$1,220,831,891	$—	$—	$1,220,831,891
Fixed rate	1,036,823	—	30,507,236	31,544,059
Total	$1,221,868,714	$—	$30,507,236	$1,252,375,950

	December 31, 2016
	Agency	Non-Agency	Multi- Family	Total
Adjustable rate	$788,727,476	$7,592,802	$—	$796,320,278
Fixed rate	1,462,757	—	73,146,566	74,609,323
Total	$790,190,233	$7,592,802	$73,146,566	$870,929,601

The following tables present the fair value of AFS investment securities by maturity date as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Greater than or equal to one year and less than five years	$779,054,852	$399,872,894
Greater than or equal to five years	473,321,098	471,056,707
Total	$1,252,375,950	$870,929,601

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

Actual maturities of AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.

The following tables present the changes for the six months ended June 30, 2017 and the year ended December 31, 2016 of the unamortized net discount and designated credit reserves on the Company’s MBS:

	June 30, 2017
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2017	$(1,929,833)	$(27,841,262)	$(29,771,095)
Acquisitions	—	—	—
Dispositions	1,929,833	16,982,632	18,912,465
Accretion of net discount	—	2,037,703	2,037,703
Realized gain on paydowns	—	—	—
Realized credit losses	—	—	—
Addition to credit reserves	—	—	—
Release of credit reserves	—	—	—
Ending Balance at June 30, 2017	$—	$(8,820,927)	$(8,820,927)

	December 31, 2016
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	—	—	—
Dispositions	4,893,913	21,637,637	26,531,550
Accretion of net discount	—	6,703,365	6,703,365
Realized gain on paydowns	—	325,709	325,709
Realized credit losses	3,023,911	(183,790)	2,840,121
Addition to credit reserves	(1,021,433)	1,021,433	—
Release of credit reserves	65,341	(65,341)	—
Ending Balance at December 31, 2016	$(1,929,833)	$(27,841,262)	$(29,771,095)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the six months ended June 30, 2017, the Company had unrealized gains (losses) on AFS securities of $1,220,918.

The following tables present components of interest income on the Company’s AFS securities for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$6,362,134	$(214,920)	$6,147,214	$2,598,975	$81,068	$2,680,043
Non-Agency	—	—	—	796,520	379,140	1,175,660
Multi-Family	—	511,465	511,465	257,440	1,218,651	1,476,091
Total	$6,362,134	$296,545	$6,658,679	$3,652,935	$1,678,859	$5,331,794

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$11,742,714	$251,371	$11,994,085	$4,622,177	$104,252	$4,726,429
Non-Agency	42,254	9,946	52,200	1,558,601	875,978	2,434,579
Multi-Family	—	1,435,016	1,435,016	515,309	2,554,515	3,069,824
Total	$11,784,968	$1,696,333	$13,481,301	$6,696,087	$3,534,745	$10,230,832

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Amortized cost	$2,824,746	$2,867,263
Fair value adjustment	(28,795)	(17,727)
Carrying value	$2,795,951	$2,849,536

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Texas	56.3%	56.0%
Kentucky	24.5%	24.4%
North Carolina	19.2%	19.6%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $20,444,569 at June 30, 2017 and $18,342,040 at December 31, 2016.

The condensed consolidated balance sheets of the FREMF trusts at June 30, 2017 and December 31, 2016 are set out below:

Balance Sheets	June 30, 2017	December 31, 2016
Assets
Multi-family mortgage loans held in securitization trusts	$1,175,419,031	$1,222,905,433
Receivables	4,461,619	4,617,642
Total assets	$1,179,880,650	$1,227,523,075

Liabilities and Equity
Multi-family securitized debt obligations	$1,154,997,075	$1,204,583,678
Payables	4,439,006	4,597,357
Total liabilities	$1,159,436,081	$1,209,181,035
Equity	20,444,569	18,342,040
Total liabilities and equity	$1,179,880,650	$1,227,523,075

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 6 – THE FREMF TRUSTS (Continued)

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,102,921,974 at June 30, 2017 and $1,147,753,367 at December 31, 2016. The multi-family securitized debt obligations had an unpaid principal balance of $1,102,921,974 at June 30, 2017 and $1,147,753,367 at December 31, 2016.

The condensed consolidated statements of operations of the FREMF trusts for the three and six months ended June 30, 2017 and June 30, 2016 are as follows:

Statements of Operations	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Interest income	$13,569,574	$14,692,902
Interest expense	12,862,356	13,814,743
Net interest income	$707,218	$878,159
General and administrative fees	(639,615)	(679,217)
Unrealized gain (loss) on multi-family loans held in securitization trusts	803,206	(8,071,468)
Net income (loss)	$870,809	$(7,872,526)

Statements of Operations	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest income	$27,518,328	$30,130,706
Interest expense	26,100,080	27,927,452
Net interest income	$1,418,248	$2,203,254
General and administrative fees	(1,288,549)	(1,382,700)
Unrealized gain (loss) on multi-family loans held in securitization trusts	2,102,836	(6,535,151)
Net income (loss)	$2,232,535	$(5,714,597)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
New York	16.2%	Texas	17.9%
Texas	15.3%	New York	15.7%
Washington	8.6%	Washington	8.4%
Colorado	7.7%	Colorado	7.5%
Georgia	5.7%	Georgia	5.5%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $5,756,398 at June 30, 2017 and $6,374,821 at December 31, 2016. The Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates the assets and liabilities of this trust.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

The condensed consolidated balance sheets of the residential mortgage loan securitization trusts at June 30, 2017 and December 31, 2016 are set out below:

Balance Sheets	June 30, 2017	December 31, 2016
Assets
Residential mortgage loans held in securitization trusts	$128,679,142	$141,126,720
Receivables	429,836	471,146
Total assets	$129,108,978	$141,597,866

Liabilities and Equity
Residential securitized debt obligations	$123,007,454	$134,846,348
Payables	345,126	376,697
Total liabilities	$123,352,580	$135,223,045
Equity	5,756,398	6,374,821
Total liabilities and equity	$129,108,978	$141,597,866

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $128,376,385 at June 30, 2017 and $140,690,705 at December 31, 2016. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $128,376,385 at June 30, 2017 and $140,690,705 at December 31, 2016.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and six months ended June 30, 2017 and June 30, 2016 are as follows:

Statements of Operations	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Interest income	$1,298,520	$3,408,847
Interest expense	1,030,971	2,589,846
Net interest income	$267,549	$819,001
General and administrative fees	(11,380)	(108,353)
Unrealized gain (loss) on residential loans held in securitization trusts	(250,079)	3,399,187
Net income (loss)	$6,090	$4,109,835

Statements of Operations	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest income	$2,653,958	$7,561,253
Interest expense	2,105,323	5,768,288
Net interest income	$548,635	$1,792,965
General and administrative fees	(23,224)	(240,771)
Unrealized gain (loss) on residential loans held in securitization trusts	(618,422)	845,110
Net income (loss)	$(93,011)	$2,397,304

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
California	36.9%	37.6%
Washington	15.5%	15.4%
Massachusetts	8.2%	8.4%
Florida	6.1%	5.7%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending June 30, 2017 and December 31, 2016. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts.

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

NOTE 9 - RESTRICTED CASH

As of June 30, 2017, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Restricted cash balance held by:
Broker counterparties for derivatives trading	$6,950,338	$(4,244,678)
Repurchase counterparties as restricted collateral	8,866,239	10,355,222
Total	$15,816,577	$6,110,544

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements at June 30, 2017 to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 1.34% at June 30, 2017. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2017 and December 31, 2016:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 10 – BORROWINGS (Continued)

	June 30, 2017			December 31, 2016
	Amount outstanding	Weighted average interest rate	Market value of collateral held	Amount outstanding	Weighted average interest rate	Market value of collateral held
Agency	$1,124,169,000	1.30%	$1,176,821,844	$755,221,000	0.97%	$790,190,232
Non-Agency	3,175,000	3.13%	4,698,883	7,313,000	2.39%	12,784,707
Multi-Family	19,284,000	2.84%	30,507,236	42,277,000	2.52%	73,146,566
Total	$1,146,628,000	1.34%	$1,212,027,963	$804,811,000	1.07%	$876,121,505

At June 30, 2017 and December 31, 2016, the repurchase agreements had the following remaining maturities:

	June 30, 2017	December 31, 2016
< or equal to 30 days	$1,143,453,000	$737,823,000
31 to 60 days	—	19,897,000
61 to 90 days	3,175,000	47,091,000
Total	$1,146,628,000	$804,811,000

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of June 30, 2017 and December 31, 2016.

The following tables summarize certain characteristics of the Company’s repurchase agreements at June 30, 2017 and December 31, 2016:

	June 30, 2017
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted days to maturity	Market Value of collateral held
North America	$985,879,000	85.98%	15	$1,043,014,162
Asia (1)	157,574,000	13.74%	15	164,314,918
Europe (1)	3,175,000	0.28%	81	4,698,883
Total	$1,146,628,000	100.00%	16	$1,212,027,963

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2016
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted days to maturity	Market Value of collateral held
Wells Fargo Securities	$33,666,000	4.18%	8	$57,627,433
Other North America	703,788,000	87.45%	16	742,690,286
Asia (1)	62,733,000	7.79%	14	66,198,478
Europe (1)	4,624,000	0.58%	44	9,605,308
Total	$804,811,000	100.00%	16	$876,121,505

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts,

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaptions and caps. In executing on the Company's risk management strategy, the Company has entered into interest rate swap, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the condensed consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the condensed consolidated statement of operations as a realized loss on derivative contracts.

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	—	$—	$—	11,400	$(836,338)	$11,400,000,000
Total	—	$—	$—	11,400	$(836,338)	$11,400,000,000

	December 31, 2016
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	10,501	$8,053,813	$10,501,000,000	—	$—	$—
Total	10,501	$8,053,813	$10,501,000,000	—	$—	$—

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

As of June 30, 2017 the Company did not have any assets subject to Master Agreements or similar agreements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2016
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Futures	$8,053,813	$—	$8,053,813	$—	$—	$8,053,813
Total	$8,053,813	$—	$8,053,813	$—	$—	$8,053,813

	June 30, 2017
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net Amount
Futures	$(836,338)	$—	$(836,338)	$—	$836,338	$—
Repurchase agreements	$(1,146,628,000)	$—	$(1,146,628,000)	$—	$—	$(1,146,628,000)
Total	$(1,147,464,338)	$—	$(1,147,464,338)	$—	$836,338	$(1,146,628,000)

	December 31, 2016
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net Amount
Repurchase agreements	$(804,811,000)	$—	$(804,811,000)	$—	$—	$(804,811,000)
Total	$(804,811,000)	$—	$(804,811,000)	$—	$—	$(804,811,000)

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$1,453,074	$(5,813,275)	$(4,360,201)
Total	$1,453,074	$(5,813,275)	$(4,360,201)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Three Months Ended June 30, 2016
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$(761,362)	$(2,050,538)	$(2,811,900)
Total	$(761,362)	$(2,050,538)	$(2,811,900)

	Six Months Ended June 30, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$3,686,125	$(8,890,363)	$(5,204,238)
Total	$3,686,125	$(8,890,363)	$(5,204,238)

	Six Months Ended June 30, 2016
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$(2,346,903)	$(10,512,938)	$(12,859,841)
Total	$(2,346,903)	$(10,512,938)	$(12,859,841)

NOTE 12 - MSRs

During the six months ended June 30, 2017, the Company retained the servicing rights associated with an aggregate principal balance of $368,009,690 of residential mortgage loans that the Company had previously transferred to three residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. As a result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with these trusts are recorded on the Company’s condensed consolidated balance sheet at June 30, 2017. In addition, the Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are also recorded on the Company’s condensed consolidated balance sheet at June 30, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 12 - MSRs (Continued)

The following table presents the Company’s MSR activity as of June 30, 2017 and the year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Balance at beginning of year	$3,440,809	$4,268,673
MSRs relating to sales to securitizations	10,910	—
MSRs related to deconsolidation of securitization trust	—	364,163
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(84,005)	(102,855)
Other changes to fair value (1)	(270,771)	(1,089,172)
Balance at end of period	$3,096,943	$3,440,809

Loans associated with MSRs (2)	$368,009,690	$397,925,409
MSR values as percent of loans (3)	0.84%	0.86%

(1)	Amounts represent changes due to realization of expected cash flows.

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at June 30, 2017 and December 31, 2016, respectively.

(3)	Amounts represent the carrying value of MSRs at June 30, 2017 and December 31, 2016, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the components of servicing income recorded on the Company’s statements of operations for the three and six months ended June 30, 2017, and June 30, 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Servicing income, net	$192,519	$243,875
Income from MSRs, net	$192,519	$243,875

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Servicing income, net	$445,257	$467,553
Income from MSRs, net	$445,257	$467,553

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of June 30, 2017
Assets:
Residential mortgage-backed securities (a)	$—	$1,252,375,950	$—	$1,252,375,950
Residential mortgage loans	—	2,795,951	—	2,795,951
Multi-Family mortgage loans held in securitization trusts	—	1,175,419,031	—	1,175,419,031
Residential mortgage loans held in securitization trusts	—	128,679,142	—	128,679,142
Mortgage servicing rights	—	—	3,096,943	3,096,943
Total	$—	$2,559,270,074	$3,096,943	$2,562,367,017

Liabilities:
Multi-family securitized debt obligations	$—	$(1,154,997,075)	$—	$(1,154,997,075)
Residential securitized debt obligations	—	(123,007,454)	—	(123,007,454)
Futures	(836,338)	—	—	(836,338)
Total	$(836,338)	$(1,278,004,529)	$—	$(1,278,840,867)

	December 31, 2016
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2016
Assets:
Residential mortgage-backed securities (a)	$—	$870,929,601	$—	$870,929,601
Residential mortgage loans	—	2,849,536	—	2,849,536
Multi-Family mortgage loans held in securitization trusts	—	1,222,905,433	—	1,222,905,433
Residential mortgage loans held in securitization trusts	—	141,126,720	—	141,126,720
Mortgage servicing rights	—	—	3,440,809	3,440,809
Futures	8,053,813	—	—	8,053,813
Total	$8,053,813	$2,237,811,290	$3,440,809	$2,249,305,912

Liabilities:
Multi-family securitized debt obligations	$—	$(1,204,583,678)	$—	$(1,204,583,678)
Residential securitized debt obligations	—	(134,846,348)	—	(134,846,348)
Total	$—	$(1,339,430,026)	$—	$(1,339,430,026)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

For the six months ended June 30, 2017 and year ended December 31, 2016, the Company had no transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

As of June 30, 2017 and December 31, 2016, the Company had $3,096,943 and $3,440,809, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at June 30, 2017 and December 31, 2016:

As of June 30, 2017
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.1 - 25.4%	13.5%
	Discount rate	12.0%	12.0%

As of December 31, 2016
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 26.5%	13.7%
	Discount rate	12.0%	12.0%

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

On June 7, 2017, the Company agreed to waive a portion equal to 0.75% of its 1.50% management fee on the net proceeds of the June 16, 2017 common stock offering, for the next twelve monthly payments, beginning with the payment due for the month of June 2017. The net amount of management fee to be waived over this twelve month period is $149,415.

For the three months ended June 30, 2017, the Company incurred management fees of $552,882, net of $4,094 in management fees waived (June 30, 2016: $626,738), included in Management Fee in the condensed consolidated statement of operations, of which $188,000 (June 30, 2016: $208,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the six months ended June 30, 2017, the Company incurred management fees of $1,097,392, net of $4,094 in management fees waived (June 30, 2016: $1,249,961), included in Management Fee in the condensed consolidated statement of operations, of which $188,000 (June 30, 2016: $208,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

For the three months ended June 30, 2017, the Company incurred reimbursable expenses of $961,909 (June 30, 2016: $1,184,243), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $375,000 (June 30, 2016: $478,187) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

For the six months ended June 30, 2017, the Company incurred reimbursable expenses of $2,170,852 (June 30, 2016: $2,389,054), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $375,000 (June 30, 2016: $478,187) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$5.97	15,500	$12.79
Granted	—	—	—	—
Vested	—	—	(15,500)	12.79
Outstanding Unvested Shares at End of Period	4,500	$5.97	—	$—

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31, 2016, the Company had sold approximately $22.5 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party; the Company has not sold any additional loans through MAXEX in 2017. As of June 30, 2017, the Company has received $218,949 in fees, net of $46,654 in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. These fees are recorded on the Company's condensed consolidated balance sheet as a liability in the line item "Deferred Income". See Note 15 for additional disclosure relating to the backstop services.

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to CCAS, was estimated to be $493,337,695 as of June 30, 2017 and $469,015,145 as of December 31, 2016. Amounts payable in excess of the outstanding principal of the related mortgage, for example any premium paid by the loan buyer or

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 15 - GUARANTEES (Continued)

costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of June 30, 2017, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of June 30, 2017 in accordance with ASC 460, "Guarantees", and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for information on the Company's accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of June 30, 2017.

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 22,139,258 and 17,539,258 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

On June 16, 2017, the Company issued 4,600,000 shares of common stock, including the concurrent exercise of the underwriters' overallotment option, for $4.60 per share. Net estimated proceeds to the Company were $19.8 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. As of December 31, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the six months ended June 30, 2017. As of June 30, 2017, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both June 30, 2017 and December 31, 2016. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company's common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 16 - STOCKHOLDERS' EQUITY (Continued)

Distributions to stockholders

For the 2017 taxable year to date, the Company has declared dividends to common stockholders totaling $5,261,777, or $0.30 per share. The following table presents cash dividends declared by the Company on its common stock for the six months ended June 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 27, 2016	January 17, 2017	January 30, 2017	$876,963	$0.04894
December 27, 2016	February 15, 2017	February 27, 2017	$876,963	$0.04894
December 27, 2016	March 15, 2017	March 30, 2017	$876,963	$0.04894
March 16, 2017	April 17, 2017	April 27, 2017	$876,963	$0.04894
March 16, 2017	May 15, 2017	May 30, 2017	$876,963	$0.04894
March 16, 2017	June 15, 2017	June 29, 2017	$876,963	$0.04894

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the six months ended June 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 27, 2016	January 17, 2017	January 27, 2017	$293,503	$0.18230
December 27, 2016	February 15, 2017	February 27, 2017	$293,503	$0.18230
December 27, 2016	March 15, 2017	March 27, 2017	$293,503	$0.18230
March 16, 2017	April 17, 2017	April 27, 2017	$293,503	$0.18230
March 16, 2017	May 15, 2017	May 30, 2017	$293,503	$0.18230
March 16, 2017	June 15, 2017	June 27, 2017	$293,503	$0.18230

NOTE 17 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Net income (loss)		$(2,296,571)		$(4,076,277)

Less dividends paid:
Common stock	$2,630,889		$2,627,621
Preferred stock	870,726		870,726
		3,501,615		3,498,347
Undistributed earnings (deficit)		$(5,798,186)		$(7,574,624)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.15	$0.15	$0.18	$0.18
Undistributed earnings (deficit)	(0.32)	(0.32)	(0.52)	(0.52)
Total	$(0.17)	$(0.17)	$(0.34)	$(0.34)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Net income (loss)		$72,570		$(21,023,891)

Less dividends paid:
Common stock	$5,261,777		$5,257,642
Preferred stock	1,751,235		1,751,235
		7,013,012		7,008,877
Undistributed earnings (deficit)		$(6,940,442)		$(28,032,768)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.30	$0.30	$0.36	$0.36
Undistributed earnings (deficit)	(0.39)	(0.39)	(1.92)	(1.92)
Total	$(0.09)	$(0.09)	$(1.56)	$(1.56)

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

NOTE 19 - INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, and FOAC is therefore subject to tax as a corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of June 30, 2017	As of December 31, 2016

GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	72	$(7,990)
GAAP net loss (income) from REIT operations	(146)	6,654
GAAP net income (loss) of taxable subsidiary	(74)	(1,336)
Capitalized transaction fees	(21)	(41)
Unrealized gain (loss)	491	1,964
Deferred income	(15)	204
Tax income of taxable subsidiary before utilization of net operating losses	381	791
Utilizations of net operating losses	(381)	(791)
Net tax income of taxable subsidiaries	—	$—

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 19 - INCOME TAXES (Continued)

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016

Accumulated net operating losses of TRS	613	758
Unrealized gain	314	127
Capitalized transaction costs	188	196
Deferred income	72	77
AMT Credit	12	12
Deferred tax asset (liability)	1,199	1,170
Valuation allowance	(1,199)	(1,170)
Net non-current deferred tax asset (liability)	—	—

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at June 30, 2017, and December 31, 2016. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $29,000 as a result of the corresponding increase in the deferred tax asset. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At June 30, 2017, the TRS had net operating loss carryforwards for federal income tax purposes of $1.6 million, which are available to offset future taxable income and begin expiring in 2034.

As of June 30, 2017, the Company is not aware of any material uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2014, 2015 and 2016.

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

NOTE 20 - SUBSEQUENT EVENTS

On August 7, 2017, the Company received a commitment letter (the "Commitment Letter") from Oak Circle. The Commitment Letter provides that in furtherance of dialogues between the Company's Board of Directors and Oak Circle to seek additional economies in the expenses for which Oak Circle may seek reimbursement from the Company pursuant to the Management Agreement, pursuant to the Commitment Letter Oak Circle represents, covenants, and commits to the Company that in respect of the 12-month period commencing October 1, 2017, Oak Circle will not seek reimbursement for, and the Company shall not be obligated to reimburse Oak Circle for, any non-investment management professional compensation-related expenses pursuant to Section 8(a) of the Management Agreement in excess of $2,000,000 unless otherwise agreed upon by the Board of Directors.

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

Overview

We are a Maryland corporation that, together with our subsidiaries, is focused on investing on a leveraged basis in mortgage-backed securities, or MBS, and other real estate-related assets. From our IPO in March 2013 until the second quarter of 2015, we implemented a strategy of transitioning to an operating company focused on credit while maintaining a relative value investment approach across the whole residential mortgage market. Beginning in the second half of 2015, we have made what we believe to be necessary and appropriate adjustments to our investment strategy which we present below. In particular, we have sought to simplify our business model by ceasing the aggregation of residential mortgage loans, substantially reducing our Non-Agency RMBS exposure, increasing our Agency RMBS exposure, and reducing expenses.

We continue to believe that a credit-focused, leveraged investment strategy has become both less attractive, and more risky, than in the past, in large part due to the reduced availability of short-term repurchase agreement financing for private-label MBS. Conversely, repurchase agreement financing for Agency RMBS currently continues to be available to us on acceptable terms, and we believe that money market fund reforms instituted in late 2016 have led to an overall improvement in the pricing of Agency repurchase agreements. As a consequence, we have proactively sold all of our legacy Non-Agency RMBS securities, and substantially all of our new issue Non-Agency RMBS securities. We have also opportunistically sold a number of Multi-Family MBS positions. The capital released by these sales has predominantly been reinvested into Agency RMBS, which we believe to be easier for us to finance, and easier for stockholders to understand. Further, additional investments made with the proceeds of our common equity issuance in the second quarter have been entirely concentrated in Agency RMBS, with a specific focus on Agency hybrid ARMs.

Having determined in August 2016 that we would no longer aggregate prime jumbo mortgage loans, we have now substantially completed the reduction of personnel and other overhead expenses associated with our prime jumbo business, with estimated annual cost savings of $2 million. We continue to work on additional cost savings that are expected to be realized during the remainder of 2017 from the ongoing simplification of our business model. We also intend to continue reviewing opportunities to reallocate capital into complimentary business sectors with positive fundamentals that do not rely on short-term repurchase agreement financing.

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

Second Quarter 2017 Summary

•
On June 21, 2017 we completed an underwritten public offering of 4,600,000 shares of common stock, including 600,000 shares upon the exercise in full of the underwriters' over-allotment option, for estimated net proceeds of $19.8 million. We believe this was an important step in scaling our business, improving the trading liquidity of our stock and continuing to reduce our expense ratio over time.

•
We reported an economic loss on common equity of 9.45%, comprised of a $0.73 decrease in book value per share and a $0.15 dividend per common share. The decrease in book value was due in approximately equal measure to unrealized losses on our Agency RMBS portfolio as spreads widened during the quarter, and the dilutive effect of our common stock issuance in June.

•
As a result of the widening in Agency hybrid ARM spreads during the quarter, we were able to invest the proceeds of our common stock issuance at more attractive levels than would have been available earlier in the quarter.

FOAC and Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. Until August 1, 2016, FOAC aggregated mortgage loans primarily for sale into securitization transactions, with the expectation that we would purchase the subordinated tranches issued by the related securitization trusts, and that these would represent high quality credit investments for our portfolio. Residential mortgage loans for which FOAC owns the MSRs continue to be directly serviced by one or more licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

As noted earlier, we previously determined to cease the aggregation of prime jumbo loans for the foreseeable future, and therefore no longer maintain warehouse financing to acquire prime jumbo loans. We estimate that through the reduction of personnel and other overhead expenses associated with our former prime jumbo business, we can generate annual cost savings of $2 million; substantially all of these reductions have been completed as of June 30, 2017. We do not expect the changes to our mortgage loan business strategy to impact the existing MSRs that we own, or the securitizations we have sponsored to date.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

As of June 30, 2017, we have determined the we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

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

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at June 30, 2017 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss tranche(s)) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $26.2 million as of June 30, 2017, which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of June 30, 2017, we had $2,633,713,110 of total assets on a GAAP basis, as compared to $2,299,601,203 as of December 31, 2016. A reconciliation of our net investment in the trusts with our condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017	December 31, 2016
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,179,880,650	$1,227,523,075
Multi-family securitized debt obligations (2)	$1,159,436,081	$1,209,181,035
Net investment amount of Multi-Family MBS trusts held by us	$20,444,569	$18,342,040
Residential mortgage loans held in securitization trusts, at fair value (1)	$129,108,978	$141,597,866
Residential securitized debt obligations (2)	$123,352,580	$135,223,045
Net investment amount of residential mortgage loan trusts held by us	$5,756,398	$6,374,821
(1)       Includes related receivables
(2)       Includes related payables

Five Oaks Insurance

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the amended regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. On July 18, 2016, the State of Michigan Department of Insurance and Financial Services approved FOI's order for voluntary dissolution. All FHLBI advances were repaid and all of the FHLBI stock had been redeemed prior to the end of 2016.

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

On June 14, 2017, the Federal Reserve raised its target range for the federal funds rate from1% to 1.25%. The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2017 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. The Federal Reserve stated that it would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and rolling over maturing Treasuries at auction. Additionally, the Federal Reserve expects to begin implementing a balance sheet normalization program this year, provided the economy evolves broadly as anticipated. This program, would gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from these securities. There is considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates and the timing of the balance sheet normalization program. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity are net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. We previously noted a tightening trend in the balance sheet capacity of repurchase agreement counterparties due to a combination of higher capital requirements such as the Basel III capital reforms, other regulatory restrictions, enhanced risk management and generally lower risk appetite among many financial institutions. Consequently, we have observed a reduced willingness of certain financial institutions to commit capital to support the trading of fixed income securities, and in turn, a consequent reduction in certain cases in the availability of financing for certain credit-sensitive MBS. We anticipate our primary sources of financing in 2017 will be issuance of common stock and repurchase agreements and other similar financing arrangements.

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

Investment Portfolio

On a GAAP basis, we had increased our overall investments in MBS from $1,035.7 million as of March 31, 2017 to $1,252.4 million as of June 30, 2017. Within this total, on a quarter-over-quarter basis we had increased our Agency RMBS from $999.9 million to $1,221.9 million and decreased our Multi-Family MBS from $35.8 million to $30.5 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments increased from $1,060.2 million as of March 31, 2017 to $1,277.5 million as of June 30, 2017. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a quarter-over-quarter basis we had increased our Agency RMBS from $999.9 million to $1,221.9 million, decreased our Non-Agency RMBS from $4.9 million to $4.7 million and decreased our Multi-Family MBS from $55.5 million to $51.0 million. On a GAAP and non-GAAP basis, our investment in residential mortgage loans remained at $2.8 million as of March 31, 2017 and June 30, 2017, respectively.

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

The following tables summarize certain characteristics of our investment portfolio as of June 30, 2017 and December 31, 2016 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

June 30, 2017

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,024	$24	$—	$1,048	$(11)	$1,037	2.50%	1.84%
Hybrid RMBS	1,200,708	25,449	—	1,226,157	(5,325)	1,220,832	2.58%	2.34%
Total Agency RMBS	1,201,732	25,473	—	1,227,205	(5,336)	1,221,869	2.58%	2.34%

Non-Agency RMBS	—	—	—	—	—	—	—%	—%
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—%	—%
Total Non-Agency RMBS	—	—	—	—	—	—	—%	—%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	38,666	(8,102)	—	30,564	(57)	30,507	0.00%	6.32%
Total Multi-Family MBS,	38,666	(8,102)	—	30,564	(57)	30,507	0.00%	6.32%

Residential Mortgage Loans	2,808	—	—	2,825	(29)	2,796	4.06%	4.03%

Total/Weighted Average (GAAP)	$1,243,206	$17,371	$—	$1,260,594	$(5,422)	$1,255,172	2.50%	2.44%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	35	3,294	3.75%	4.99%
Non-Agency MBS IO, fair value option	138,303	—	—	7,805	(6,401)	1,404	0.38%	6.80%
Total Non-Agency RMBS	142,648	(1,086)	—	11,064	(6,366)	4,698	0.48%	6.27%

Multi-Family MBS	8,197	(2,690)	—	5,508	1,514	7,022	3.29%	4.90%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	2,940	13,423	0.00%	0.00%
Total Multi-Family MBS,	30,137	(2,690)	—	15,991	4,454	20,445	0.89%	1.69%

Residential Mortgage Loans	—	—	—	—	—	—	—	—

Total/Weighted Average (Non-GAAP)	$172,785	$(3,775)	$—	$27,055	$(1,912)	$25,143	0.55%	3.56%

 Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,024	$24	$—	$1,048	$(11)	$1,037	2.50%	1.84%
Hybrid RMBS	1,200,708	25,449	—	1,226,157	(5,325)	1,220,832	2.58%	2.34%
Total Agency RMBS	1,201,732	25,473	—	1,227,205	(5,336)	1,221,869	2.58%	2.34%

Non-Agency RMBS	4,345	(1,086)	—	3,259	35	3,294	3.75%	4.99%
Non-Agency MBS IO, fair value option	138,303	—	—	7,805	(6,401)	1,404	0.38%	6.80%
Total Non-Agency RMBS	142,648	(1,086)	—	11,064	(6,366)	4,698	0.49%	6.27%

Multi-Family MBS	8,197	(2,690)	—	5,508	1,514	7,022	3.29%	4.90%
Multi-Family MBS PO	38,666	(8,102)	—	30,564	(57)	30,507	0.00%	6.32%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	2,940	13,423	0.00%	0.00%
Total Multi-Family MBS,	68,803	(10,792)	—	46,555	4,397	50,952	0.39%	4.73%

Residential Mortgage Loans	2,808	—	—	2,825	(29)	2,796	4.06%	4.03%

Total/Weighted Average (Non-GAAP)	$1,415,991	$13,596	$—	$1,287,649	$(7,334)	$1,280,315	2.27%	2.46%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2016

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$—	$1,492	$(29)	$1,463	2.50%	1.89%
Hybrid RMBS	777,761	16,403	—	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	—	795,656	(5,466)	790,190	2.51%	2.12%

Non-Agency RMBS	4,394	(370)	(1,930)	2,094	235	2,329	0.93%	11.68%
Non-Agency MBS IO, fair value option	509,109	—	—	14,712	(9,448)	5,264	0.32%	11.03%
Total Non-Agency RMBS	513,503	(370)	(1,930)	16,806	(9,213)	7,593	0.32%	11.11%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS,	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%

Residential Mortgage Loans	2,850	—	—	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (GAAP)	$1,396,480	$(10,093)	$(1,930)	$890,077	$(16,298)	$873,779	1.53%	2.69%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	25	3,284	3.75%	5.00%
Non-Agency MBS IO, fair value option	157,629	—	—	7,805	(5,897)	1,908	0.39%	7.92%
Total Non-Agency RMBS	161,974	(1,086)	—	11,064	(5,872)	5,192	0.48%	7.06%

Multi-Family MBS	8,197	(2,690)	—	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	1,445	11,928	0.00%	0.00%
Total Multi-Family MBS,	30,137	(2,690)	—	15,991	2,351	18,342	0.82%	1.54%

Residential Mortgage Loans	—	—	—	—	—	—	—	—

Total/Weighted Average (Non-GAAP)	$192,111	$(3,776)	$—	$27,055	$(3,521)	$23,534	0.52%	3.80%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$—	$1,492	$(29)	$1,463	2.50%	1.89%
Hybrid RMBS	777,761	16,403	—	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	—	795,656	(5,466)	790,190	2.51%	2.11%

Non-Agency RMBS	8,739	(1,456)	(1,930)	5,353	260	5,613	2.33%	7.62%
Non-Agency MBS IO, fair value option	666,738	—	—	22,517	(15,345)	7,172	0.34%	9.95%
Total Non-Agency RMBS	675,477	(1,456)	(1,930)	27,870	(15,085)	12,785	0.36%	9.50%

Multi-Family MBS	8,197	(2,690)	—	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	1,445	11,928	0.00%	0.00%
Total Multi-Family MBS,	131,045	(28,850)	—	90,739	750	91,489	0.19%	5.85%

Residential Mortgage Loans	2,850	—	—	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (Non-GAAP)	$1,588,591	$(13,869)	$(1,930)	$917,132	$(19,819)	$897,313	1.41%	2.72%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at June 30, 2017 do not include our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the three trusts is $26.2 million as of June 30, 2017. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2016 do not include our net investments in three Multi-Family MBS and prime jumbo residential mortgage securitization trusts; our maximum exposure to loss from consolidation of the three trusts was $24.7 million at December 31, 2016. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017 Fair Value	December 31, 2016 Fair Value
Less than or equal to one year	$—	$—
Greater than one year and less than five years	799,809,851	418,701,976
Greater than or equal to five years	477,709,544	475,761,570
Total	$1,277,519,395	$894,463,546

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2017, we had entered into repurchase agreements totaling $1,146.6 million, on a GAAP and non-GAAP basis, compared to $971.2 million at March 31, 2017.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2017 to June 30, 2017 on a GAAP and non-GAAP basis:

Period ended June 30, 2017	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2017 to June 30, 2017	$1,003,059,945	1,146,628,000	1,146,628,000

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

The following tables summarize our hedging activity as of June 30, 2017:

June 30, 2017

Expiration Year	Contracts	Notional	Fair Value
Eurodollar Futures Contracts (Short Positions)
2017	600	$600,000,000	$(39,663)
2018	2,400	2,400,000,000	(214,925)
2019	2,400	2,400,000,000	(379,238)
2020	2,400	2,400,000,000	(513,100)
2021	2,400	2,400,000,000	15,188
2022	1,200	1,200,000,000	295,400
Total	11,400	11,400,000,000	$(836,338)

(1)       The $11,400,000,000 total notional amount of Eurodollar futures contracts as of June 30, 2017 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between September 2017 and June 2022. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $600,000,000 as of June 30, 2017.

Stockholders’ Equity and Book Value Per Share

As of June 30, 2017, our stockholders’ equity was $156.9 million comprised of $37.2 million of preferred equity and $119.7 million of common equity, and our book value per common share was $5.41 on a basic and fully diluted basis. Our stockholders’ equity increased by $12.0 million compared to our stockholders’ equity as of March 31, 2017, while book value per common share decreased by 11.9% from the previous quarter-end amount of $6.14. The decrease in book value per common share was principally the result of two key factors which contributed in approximately equal measure to the decrease. Firstly, wider spreads on Agency hybrid ARM securities widened during the quarter, contributing to unrealized losses on our investment portfolio. Secondly, at the end of the quarter we issued additional common stock at a price below book value, contributing to a dilution in book value per share.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Condensed Consolidated Financial Statements” beginning on page 10 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2017:

Non-GAAP Basis	June 30, 2017
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans (2)	Unrestricted Cash(3)	Total
Market Value	$1,221,868,714	$50,951,801	$4,698,880	$6,950,410	$41,424,138	$1,325,893,943
Repurchase Agreements	(1,124,169,000)	(19,284,000)	(3,175,000)	—	—	(1,146,628,000)
Hedges	(836,338)	—	—	—	—	(836,338)
Other(4)	(37,680,210)	(31,973)	55,002	12,526	280,338	(37,364,317)
Restricted Cash	15,816,577	—	—	—	—	15,816,577
Equity Allocated	$74,999,743	$31,635,828	$1,578,882	$6,962,936	$41,704,476	$156,881,865
% Equity	47.8%	20.2%	1.0%	4.4%	26.6%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.
2.Includes MSRs with a fair value of $4,154,460.
3.Includes cash and cash equivalents.

4.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of June 30, 2017, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of these consolidated securitization trusts, due to amortization of the loans underlying the trusts.

The table below presents certain information from our Statement of Operations for the three and six months ended June 30, 2017 and June 30, 2016, respectively:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$6,658,679	$5,331,794	$13,481,301	$10,230,832
Mortgage loans held-for-sale	28,571	167,070	57,334	289,307
Multi-family loans held in securitization trusts	13,569,574	14,692,902	27,518,328	30,130,706
Residential loans held in securitization trusts	1,298,520	3,408,847	2,653,958	7,561,253
Cash and cash equivalents	39,747	8,945	75,481	14,655
Interest expense:
Repurchase agreements - available-for-sale securities	(2,873,843)	(1,338,815)	(4,969,317)	(2,828,228)
Repurchase agreements - mortgage loans held-for-sale	—	(94,084)	—	(170,284)
Multi-family securitized debt obligations	(12,862,356)	(13,814,743)	(26,100,080)	(27,927,452)
Residential securitized debt obligations	(1,030,971)	(2,589,846)	(2,105,323)	(5,768,288)
Net interest income	4,827,921	5,772,070	10,611,682	11,532,501

Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(146,224)	—	(167,218)
Total impairment losses recognized in earnings	—	(146,224)	—	(167,218)

Other income:
Realized gain (loss) on sale of investments, net	(151,549)	3,771,148	(9,468,552)	(2,612,005)
Change in unrealized gain (loss) on fair value option securities	—	(2,239,654)	9,448,270	(2,610,749)
Realized gain (loss) on derivative contracts, net	1,453,074	(761,362)	3,686,125	(2,346,903)
Change in unrealized gain (loss) on derivative contracts, net	(5,813,275)	(2,050,538)	(8,890,363)	(10,512,938)
Realized gain (loss) on mortgage loans held-for-sale	(249)	69,734	(423)	68,748
Change in unrealized gain (loss) on mortgage loans held-for-sale	(7,358)	(62,002)	(11,067)	135,900
Change in unrealized gain (loss) on mortgage servicing rights	(228,329)	(138,447)	(354,775)	(1,038,735)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	803,206	(8,071,468)	2,102,836	(6,535,151)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(250,079)	3,399,187	(618,422)	845,110
Other interest expense	—	—	(152,322)	—
Servicing income	192,519	243,875	445,257	467,553
Other income	12,735	1,826	24,906	26,808
Total other income (loss)	(3,989,305)	(5,837,701)	(3,788,530)	(24,112,362)

Expenses:
Management fee	552,882	626,738	1,097,392	1,249,961
General and administrative expenses	1,243,257	1,679,132	2,831,829	3,311,643
Operating expenses reimbursable to Manager	961,909	1,184,243	2,170,852	2,389,054
Other operating expenses	324,191	350,061	544,687	1,232,267
Compensation expense	52,948	24,248	105,822	93,887
Total expenses	3,135,187	3,864,422	6,750,582	8,276,812

Net income (loss)	(2,296,571)	(4,076,277)	72,570	(21,023,891)
Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)
Net income (loss) attributable to common stockholders	$(3,167,297)	$(4,947,003)	$(1,678,665)	$(22,775,126)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(3,167,297)	$(4,947,003)	$(1,678,665)	$(22,775,126)
Weighted average number of shares of common stock outstanding	18,297,500	14,597,894	17,920,473	14,604,540

Basic and diluted income (loss) per share	$(0.17)	$(0.34)	$(0.09)	$(1.56)
Dividends declared per share of common stock	$0.15	$0.18	$0.30	$0.36

Net Income Summary

For the six months ended June 30, 2017, our net loss attributable to common stockholders was $1,678,665, or $0.09 basic and diluted net loss per average share, compared with a net loss of $22,775,126, or $1.56 basic and diluted net loss per share, for the six months ended June 30, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $24,112,362 for the six months ended June 30, 2016 to a loss of $3,788,530 for the six months ended June 30, 2017 and a decrease in total expenses from $8,276,812 for the six months ended June 30, 2016 to $6,750,582 for the six months ended June 30, 2017.

For the three months ended June 30, 2017, our net loss attributable to common stockholders was $3,167,297, or $0.17 basic and diluted net loss per average share, compared with a net loss of $4,947,003, or $0.34 basic and diluted net loss per share, for the three months ended June 30, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $5,837,701 for the three months ended June 30, 2016 to a loss of $3,989,305 for the three months ended June 30, 2017, and a decrease in total expenses from $3,864,422 for the three months ended June 30, 2016 to $3,135,187 for the three months ended June 30, 2017.

Interest Income and Interest Expense

For the six months ended June 30, 2017 and the six months ended June 30, 2016, our interest income was $43,786,402 and $48,226,753, respectively. Our interest expense was $33,174,720 and $36,694,252 respectively, for the six months ended June 30, 2017 and the six months ended June 30, 2016. The period-over-period decrease in interest income and interest expense was primarily a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended June 30, 2017 and the three months ended June 30, 2016, our interest income was $21,595,091 and $23,609,558, respectively. Our interest expense was $16,767,170 and $17,837,488 respectively, for the three months ended June 30, 2017 and the three months ended June 30, 2016. The period-over-period decrease in interest income and interest expense was primarily a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

Net Interest Income

For the six months ended June 30, 2017 and the six months ended June 30, 2016, our net interest income was $10,611,682 and $11,532,501, respectively, with the decreased income a result of increased financing costs and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended June 30, 2017 and the three months ended June 30, 2016, our net interest income was $4,827,921 and $5,772,070, respectively, with the decreased income a result of increased financing costs and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

Other Income (Loss)

For the six months ended June 30, 2017, we incurred a loss of $3,788,530, which primarily reflects the impact of net realized losses on sales of investments of $9,468,552, net unrealized losses on interest rate hedges of $8,890,363, net realized losses of $423 on mortgage loans held for sale, unrealized losses on mortgage loans held for sale of $11,067, net unrealized losses on mortgage servicing rights of $354,775, net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $618,422 and $152,322 other interest expense related to the deficiency dividend, which more than offset net unrealized gains on fair value option securities of $9,448,270, net realized gains on interest rate hedges of $3,686,125, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $2,102,836, net mortgage servicing income of $445,257 and other income of $24,906. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

For the six months ended June 30, 2016, we incurred a loss of $24,112,362, which primarily reflected the impact of volatile interest rates and investment sales and Re-REMIC transactions effected during the period, in turn generating net realized losses on sales of investments of $2,612,005, net unrealized losses on interest rate hedges of $10,512,938, net realized losses of $2,346,903 on interest rate hedges and net unrealized losses on mortgage servicing rights of $1,038,735. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $6,535,151 and net unrealized losses on fair value option securities of $2,610,749. These losses in aggregate more than offset net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $845,110, net unrealized gain on mortgage loans held for sale of $135,900, net realized gain on mortgage loans held for sale of $68,748, net mortgage servicing income of $467,553 and net other income of $26,808. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

The period-over-period decrease in other loss was driven in large part by the change from an unrealized loss on fair value option securities of $2,610,749 for the first six months of 2016 to an unrealized gain of $9,448,270 for the first six months of 2017, and a change from an unrealized loss of $6,535,151 on multi-family loans held in securitization trusts in 2016 to an unrealized gain of $2,102,836 in 2017. The period-over-period increase of $6,856,547 in realized losses on sales of investments was largely offset by a net change of $6,033,028 in realized gains on derivatives, and other smaller net period-over-period changes in other income line items largely offset each other.

For the three months ended June 30, 2017, we incurred a loss of $3,989,305, which primarily reflects the impact of net realized losses on sales of investments of $151,549, net unrealized losses on interest rate hedges of $5,813,275, net realized losses of $249 on mortgage loans held for sale, unrealized losses on mortgage loans held for sale of $7,358, net unrealized losses on mortgage servicing rights of $228,329 and net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $250,079, which more than offset net realized gains on interest rate hedges of $1,453,074, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $803,206, net mortgage servicing income of $192,519 and other income of $12,735. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

For the three months ended June 30, 2016, we incurred a loss of $5,837,701, which primarily reflects the net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $8,071,468, net unrealized losses on interest rate hedges of $2,050,538, net realized losses of $761,362 on interest rate hedges, net unrealized losses on fair value option securities of $2,239,654, net unrealized loss on mortgage loans held for sale of $62,002 and net unrealized loss on mortgage servicing rights of $138,447 which more than offset net realized gains on sale of investments of $3,771,148, net unrealized gain on residential mortgage loans held on the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $3,399,187, net realized gain on mortgage loans held for sale of $69,734, net mortgage servicing income of $243,875 and net other income of $1,826. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

The period-over-period decrease in other loss was principally due to a switch from an unrealized loss on multi-family loans held in securitization trusts of $8,071,468 for the three months ended June 30, 2016, to an unrealized gain of $803,206, a reduction of $2,239,654 in unrealized losses on fair value option securities, and a net change of $2,214,436 in realized gains on derivatives from period to period. These more than offset a net decline of $3,922,697 in realized gains on sales of investments, a net increase of $3,762,737 in unrealized losses on derivatives, and a change from unrealized gains on residential loans in securitization trusts of $3,399,187 for the three months ended June 30, 2016, to an unrealized loss of $250,079 for the three months ended June 30, 2017.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $1,097,392 for the six months ended June 30, 2017 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $5,653,190, of which $2,170,852 was payable to our Manager and $3,482,338 was payable directly by us.

For the six months ended June 30, 2016, we incurred management fees of $1,249,961 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $7,026,851 of which $2,389,054 was payable to our Manager and $4,637,797 was payable directly to us.

For the three months ended June 30, 2017, we incurred management fees of $552,882 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,582,305 of which $961,909 was payable to our Manager and $1,620,396 was payable directly to us.

For the three months ended June 30, 2016, we incurred management fees of $626,738 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $3,237,684 of which $1,184,243 was payable to our Manager and $2,053,441 was payable directly to us.

The year over year reduction in expenses was primarily due to elimination of expenses previously associated with our prime jumbo mortgage loan business.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and six months ended June 30, 2017, we did not recognize any OTTI losses. For the three and six months ended June 30, 2016, we recognized $146,224 and $167,218, respectively in OTTI losses. The OTTI recognized during the three and six months ended June 30, 2016 reflected an increase in the Company's credit loss expectations on certain Non-Agency RMBS with a fair value of $12,748,050 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $1,678,665 for the six months ended June 30, 2017, after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 1.64% on average stockholders' equity of $206,173,134. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the six months ended June 30, 2017, our comprehensive loss attributable to common stockholders was $240,182 which included $1,438,483 in other comprehensive income. This represents an annualized loss of 0.23% on average stockholders' equity.

For the six months ended June 30, 2016, our net loss attributable to common stockholders was $22,775,126 after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 24.15% on average stockholders' equity of $189,096,531. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the six months ended June 30, 2016, our comprehensive loss attributable to common stockholders was $19,779,612 which included $2,995,514 in other comprehensive income. This represented an annualized loss of 20.99% on average stockholders’ equity.

For the three months ended June 30, 2017, our net loss attributable to common stockholders was $3,167,297 after accounting for preferred stock dividends of $870,726, representing an annualized loss of 6.11% on average stockholders' equity of $207,801,363. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended June 30, 2017, our comprehensive loss attributable to common stockholders was $5,279,716 which included $2,112,419 in other comprehensive loss. This represented an annualized loss of 10.19% on average stockholders’ equity.

For the three months ended June 30, 2016, our net loss attributable to common stockholders was $4,947,003 after accounting for preferred stock dividends of $870,726, representing an annualized loss of 10.50% on average stockholders' equity of $189,036,811. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended June 30, 2016, our comprehensive loss attributable to common stockholders was $850,163 which included $4,096,840 in other comprehensive income. This represented an annualized loss of 1.80% on average stockholders’ equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency RMBS and Multi-Family MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2017, we had unrestricted cash and cash equivalents of $41.4 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $32.7 million as of March 31, 2017.

As of June 30, 2017, net proceeds from repurchase agreements related to available-for-sale securities totaled $1,146.6 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.34%, on a GAAP and non-GAAP basis, which we used to finance the acquisition of Agency RMBS, Non-Agency RMBS and Multi-Family MBS. As of June 30, 2017, we had an overall debt-to-equity ratio of 7.3:1 on a GAAP and non-GAAP basis, compared to 6.7:1 as of March 31, 2017. The increase is due primarily to the deployment of the follow-on equity offering proceeds into Agency ARM securities. The repurchase obligations mature and reinvest every 30 to 360 days. See "Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of June 30, 2017, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 14 of these lenders totaling $1,146.6 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of June 30, 2017, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 40%, and the weighted average haircut was 5.59% as of June 30, 2017. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended June 30, 2017, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of June 30, 2017, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of June 30, 2017, the fair value of these non-recourse liabilities aggregated to $1,278,004,529 and they are excluded from discussion and analysis of our leverage.

On June 21, 2017, we completed an underwritten public offering of common stock at a price of $4.60 per share, and issued 4,600,000 shares (including 600,000 shares pursuant to a full exercise of the underwriters' over-allotment option) for estimated net proceeds of $19.8 million, after deducting the underwriting discount and the estimated fees and expenses payable by us.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2017 to June 30, 2017.

The following table summarizes our contractual obligations for borrowings under repurchase agreements at June 30, 2017:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	$1,146,628	1,146,628	—	—	—
Total contractual obligations (1)	$1,146,628	1,146,628	—	—	—

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

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we account for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability; as of June 30, 2017, the amount of the liability recorded was $188,760. The maximum potential amount of future payments that we could be required to make under the outstanding backstop guarantees was $493,337,695. In accordance with ASC 450, Contingencies, any contingent liability must be recognized when a payment becomes probable and reasonably estimable; as of June 30, 2017, no such contingent liability was required to be recognized.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On June 14, 2017, we announced that our board of directors declared monthly cash dividend rates for the third quarter of 2017 of $0.05 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of June 30, 2017 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	June 30, 2017
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	4	6	56
Carrying Value/ Estimated Fair Value	$4,698,883	$50,951,801	$1,221,868,714
Amortized Cost	$11,063,929	$46,555,099	$1,227,205,401
Current Par Value	$142,647,944	$68,803,934	$1,201,732,176
Carrying Value to Current Par	3.3%	74.1%	101.7%
Amortized Cost to Current Par	7.8%	67.7%	102.1%
Net Weighted Average Coupon	0.48%	0.39%	2.58%
3 Month CPR (3)	8.3	NA	9.1

Non-Agency RMBS Characteristics

June 30, 2017
Collateral Attributes:	Prime Jumbo New Issue
Weighted Average Loan Age (months)	38
Weighted Average Original Loan-to-Value	62.4%
Weighted Average Original FICO (4)	770
Weighted Average Loan Size	784.0

Current Performance:
60+ Day Delinquencies	1.3%
Average Credit Enhancement (5)	16.1%

	June 30, 2017(1)
Coupon Type	Carrying Value	% of Non-Agency RMBS
Fixed Rate	$4,698,883	100.0%

Collateral Type
Prime	$4,698,883	100.0%

Loan Origination Year
Post-2011	$4,698,883	100.0%
___________________________

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at June 30, 2017 on a combined, non-GAAP basis.

2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at June 30, 2017 on a combined, non-GAAP basis.

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

The following table presents the rating of our Non-Agency RMBS at June 30, 2017, including our net investments in consolidated residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$1,404,662	29.9%
Not Rated	$3,294,221	70.1%
________________________

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at June 30, 2017 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$1,850,019	39.4%
Washington	$638,715	13.6%

Massachusetts	$611,450	13.0%
Florida	$186,841	4.0%
Tennessee	$168,459	3.6%

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

The following table presents the rating of our Multi-Family MBS at June 30, 2017, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security:

Current Rating	Fair Value	% of Multi-Family MBS
Rated BB-	$30,507,236	59.9%
Not Rated	$20,444,565	40.1%

Weighted Average Life Breakdown	Carrying Value

Greater than one year and less than five years	$799,809,851
Greater than or equal to five years	$477,709,544

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2017:

 June 30, 2017

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
1.00%	(74.33)%	(1.11)%
0.50%	(37.17)%	(0.46)%
(0.50)%	37.17%	0.05%
(1.00)%	74.33%	(0.37)%
_________________________

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2017. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at June 30, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2017, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as June 30, 2017. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, as a result of the material weaknesses in our internal control over financial reporting as described below.

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

To remediate the material weakness in our internal control over financial reporting related to timely review of account balances (and consequent deficiencies in our disclosure controls and procedures), we have continued to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system is now complete, and we are now in the process, with the assistance of a third-party regulatory compliance service provider and an experienced financial reporting consultant, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. While significant work was undertaken during the second quarter in terms of reviewing and documenting procedures, additional work will continue to be required during the third quarter of 2017.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while the new and enhanced systems are now in place, the enhanced controls relating thereto are not as yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We cannot currently estimate when such remediation will be complete, nor can we currently ascertain whether additional actions will be required, or the costs therefor.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 7, 2017, we received a commitment letter (the "Commitment Letter") from Oak Circle. The Commitment Letter provides that in furtherance of dialogues between our Board of Directors and Oak Circle to seek additional economies in the expenses for which Oak Circle may seek reimbursement from us pursuant to our Management Agreement, pursuant to the Commitment Letter Oak Circle represents, covenants, and commits to us that in respect of the 12-month period commencing October 1, 2017, Oak Circle will not seek reimbursement for, and we shall not be obligated to reimburse Oak Circle for, any non-investment management professional compensation-related expenses pursuant to Section 8(a) of the Management Agreement in excess of $2,000,000 unless otherwise agreed upon by our Board of Directors.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed herewith as a part of this report. Such Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE OAKS INVESTMENT CORP.

Dated: August 7, 2017	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: August 7, 2017	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith