Form 10-Q
period 2017-09-30
Five Oaks Investment Corp.
filed 2017-11-08
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Common stock, $0.01 par value	22,139,258

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	5
	Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2017 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	55
Item 4.	Controls and Procedures	60

PART II - Other Information		61

Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	61

Signatures		62

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	9/30/2017 (1)	12/31/2016 (1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,309,061,643 and $876,121,505 for September 30, 2017 and December 31, 2016, respectively)	$1,304,486,040	$870,929,601
Mortgage loans held-for-sale, at fair value	495,486	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,149,888,917	1,222,905,433
Residential loans held in securitization trusts, at fair value	125,403,499	141,126,720
Mortgage servicing rights, at fair value	2,993,997	3,440,809
Cash and cash equivalents	30,554,867	27,534,374
Restricted cash	15,437,341	10,355,222
Deferred offering costs	78,432	96,489
Accrued interest receivable	8,732,428	7,619,717
Investment related receivable	4,699,021	3,914,458
Derivative assets, at fair value	—	8,053,813
Other assets	912,719	775,031

Total assets	$2,643,682,747	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,237,661,000	$804,811,000
Multi-family securitized debt obligations	1,128,773,402	1,204,583,678
Residential securitized debt obligations	119,882,464	134,846,348
Accrued interest payable	5,205,165	5,467,916
Derivative liabilities, at fair value	529,075	—
Dividends payable	29,349	39,132
Deferred income	202,896	203,743
Due to broker	—	4,244,678
Fees and expenses payable to Manager	587,000	880,000
Other accounts payable and accrued expenses	273,732	2,057,843

Total liabilities	2,493,144,083	2,157,134,338

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,139,258 and 17,539,258 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively	221,393	175,348
Additional paid-in capital	224,063,268	204,264,868
Accumulated other comprehensive income (loss)	(5,643,099)	(9,268,630)
Cumulative distributions to stockholders	(100,438,604)	(89,224,194)
Accumulated earnings (deficit)	(4,821,266)	(637,499)

Total stockholders' equity	150,538,664	142,466,865

Total liabilities and stockholders' equity	$2,643,682,747	$2,299,601,203

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2017 and December 31, 2016, assets of consolidated VIEs totaled $1,280,093,874 and $1,369,120,941 respectively, and the liabilities of consolidated VIEs totaled $1,253,353,428 and $1,344,404,080 respectively
See Notes 6 and 7 for further discussion
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$7,827,281	$6,549,869	$21,308,582	$16,780,701
Mortgage loans held-for-sale	12,082	121,892	69,416	411,199
Multi-family loans held in securitization trusts	13,473,913	14,466,946	40,992,241	44,597,652
Residential loans held in securitization trusts	1,249,966	1,582,090	3,903,924	9,143,343
Cash and cash equivalents	63,264	11,754	138,745	26,409
Interest expense:
Repurchase agreements - available-for-sale securities	(4,118,639)	(1,572,062)	(9,087,956)	(4,400,290)
Repurchase agreements - mortgage loans held-for-sale	—	(57,449)	—	(227,733)
Multi-family securitized debt obligations	(12,766,808)	(13,740,005)	(38,866,888)	(41,667,457)
Residential securitized debt obligations	(995,293)	(1,210,186)	(3,100,616)	(6,978,474)

Net interest income	4,745,766	6,152,849	15,357,448	17,685,350
Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(374,124)	—	(541,342)
Additional other-than-temporary credit impairment losses	—	(183,790)	—	(183,790)

Total impairment losses recognized in earnings	—	(557,914)	—	(725,132)
Other income:
Realized gain (loss) on sale of investments, net	(5,148,445)	(749,604)	(14,616,997)	(3,361,609)
Change in unrealized gain (loss) on fair value option securities	—	(958,995)	9,448,270	(3,569,744)
Realized gain (loss) on derivative contracts, net	(1,636,725)	(820,974)	2,049,400	(3,167,877)
Change in unrealized gain (loss) on derivative contracts, net	307,263	3,340,600	(8,583,100)	(7,172,338)
Realized gain (loss) on mortgage loans held-for-sale	(221,197)	60,427	(221,620)	129,175
Change in unrealized gain (loss) on mortgage loans held-for-sale	28,794	(138,785)	17,727	(2,885)
Change in unrealized gain (loss) on mortgage servicing rights	(102,945)	(204,505)	(457,720)	(1,243,240)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	694,730	930,312	2,797,566	(5,604,839)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(155,252)	(764,599)	(773,674)	80,511
Other interest expense	—	(1,860,000)	(152,322)	(1,860,000)
Servicing income	276,211	258,458	721,468	726,011
Other income	8,369	3	33,275	26,811

Total other income (loss)	(5,949,197)	(907,662)	(9,737,727)	(25,020,024)
Expenses:
Management fee	573,412	623,525	1,670,804	1,873,486
General and administrative expenses	1,288,978	1,171,421	4,120,807	4,483,064
Operating expenses reimbursable to Manager	915,452	1,184,391	3,086,304	3,573,445
Other operating expenses	225,502	161,036	770,189	1,393,303
Compensation expense	49,562	50,544	155,384	144,431

Total expenses	3,052,906	3,190,917	9,803,488	11,467,729

Net income (loss)	(4,256,337)	1,496,356	(4,183,767)	(19,527,535)

Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Net income (loss) attributable to common stockholders	$(5,136,846)	$615,847	$(6,815,511)	$(22,159,279)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(5,136,846)	$615,847	$(6,815,511)	$(22,159,279)
Weighted average number of shares of common stock outstanding	22,139,258	14,600,193	19,342,188	14,601,306
Basic and diluted income (loss) per share	$(0.23)	$0.04	$(0.35)	$(1.52)
Dividends declared per share of common stock	$0.15	$0.18	$0.45	$0.54
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(4,256,337)	$1,496,356	$(4,183,767)	$(19,527,535)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	(4,175,111)	(979,421)	(2,954,193)	8,396,200
Reclassification adjustment for net gain (loss) included in net income (loss)	6,362,159	23,914	6,579,724	(6,523,410)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	374,124	—	541,342

Total other comprehensive income (loss)	2,187,048	(581,383)	3,625,531	2,414,132

Less: Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Comprehensive income (loss) attributable to common stockholders	$(2,949,798)	$34,464	$(3,189,980)	$(19,745,147)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(9,268,630)	$(89,224,194)	$(637,499)	$142,466,865
Issuance of common stock, net	—	—	4,604,500	46,045	21,113,955	—	—	—	21,160,000
Cost of issuing common stock	—	—	—	—	(1,332,189)	—	—	—	(1,332,189)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	(4,500)	—	16,634	—	—	—	16,634
Net income (loss)	—	—	—	—	—	—	—	(4,183,767)	(4,183,767)
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	(2,954,193)	—	—	(2,954,193)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	6,579,724	—	—	6,579,724
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(8,582,666)	—	(8,582,666)
Preferred dividends declared	—	—	—	—	—	—	(2,631,744)	—	(2,631,744)
Balance at September 30, 2017	1,610,000	$37,156,972	22,139,258	$221,393	$224,063,268	$(5,643,099)	$(100,438,604)	$(4,821,266)	$150,538,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,183,767)	$(19,527,535)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	—	725,132
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,653,155)	(5,257,442)
Realized (gain) loss on sale of investments, net	14,616,997	3,361,609
Realized (gain) loss on derivative contracts, net	(2,049,400)	3,167,877
Realized (gain) loss on mortgage loans held-for-sale	221,620	(129,175)
Unrealized (gain) loss on fair value option securities	(9,448,270)	3,569,744
Unrealized (gain) loss on derivative contracts	8,583,100	7,172,338
Unrealized (gain) loss on mortgage loans held-for-sale	(17,727)	2,885
Unrealized (gain) loss on mortgage servicing rights	457,720	1,243,240
Unrealized (gain) loss on multi-family loans held in securitization trusts	(2,797,566)	5,604,839
Unrealized (gain) loss on residential loans held in securitization trusts	773,674	(80,511)
Restricted stock compensation expense	16,634	29,014
Net change in:
Accrued interest receivable	(1,400,041)	(672,852)
Deferred offering costs	18,057	—
Other assets	(137,688)	(398,140)
Accrued interest payable	13,743	(43,909)
Deferred income	(847)	6,905
Fees and expenses payable to Manager	(293,000)	(151,716)
Other accounts payable and accrued expenses	(1,784,111)	1,795,403

Net cash (used in) provided by operating activities	935,973	417,706

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,000,558,281)	(454,443,440)
Purchase of mortgage loans held-for-sale	—	(14,772,535)
Purchase of mortgage servicing rights	(10,910)	—
Proceeds from sales of available-for-sale securities	469,004,262	230,557,084
Proceeds from mortgage loans held-for-sale	2,098,010	16,289,603
Proceeds from FHLBI stock	—	2,391,700
Net proceeds from (payments for) derivative contracts	2,049,188	(3,167,877)
Principal payments from available-for-sale securities	98,107,847	66,007,840
Principal payments from mortgage loans held-for-sale	52,146	235,622
Investment related receivable	(784,563)	(2,539,730)
Due from broker	(4,244,678)	—

Net cash (used in) provided by investing activities	(434,286,979)	(159,441,733)

Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	19,827,811	—
Purchase of treasury stock	—	(283,565)
Dividends paid on common stock	(8,582,666)	(7,885,803)
Dividends paid on preferred stock	(2,641,527)	(2,641,527)
Proceeds from repurchase agreements - available-for-sale securities	10,247,863,000	5,603,428,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	—	16,405,081
Principal repayments of FHLBI advances	—	(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities	(9,815,013,000)	(5,373,159,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	—	(18,783,717)

Net cash (used in) provided by financing activities	441,453,618	167,382,469

Net increase (decrease) in cash, cash equivalents and restricted cash	8,102,612	8,358,442

Cash, cash equivalents and restricted cash, beginning of period	37,889,596	34,315,356

Cash, cash equivalents and restricted cash, end of period	$45,992,208	$42,673,798

Supplemental disclosure of cash flow information
Cash paid for interest	$11,086,534	$4,671,932

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$3,625,531	$2,414,131
Consolidation of multi-family loans held in securitization trusts	$1,154,277,919	$1,271,754,540
Consolidation of residential loans held in securitization trusts	$125,815,955	$153,858,101
Consolidation of multi-family securitized debt obligations	$1,133,138,620	$1,253,797,808
Consolidation of residential securitized debt obligations	$120,214,808	$147,807,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three and nine months ended September 30, 2017 and for the three and nine months ended September 30, 2016, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017, and the nine months ended September 30, 2016, are unaudited.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At September 30, 2017, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and one residential mortgage loan transaction (CSMC 2014-OAK1), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2011-K13 and the FREMF 2012-KF01trusts, the Company determined that it is the primary beneficiary of certain intermediate trusts that have the power to direct the activities and the obligations to absorb losses of the underlying trusts. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. However, the Company's maximum exposure to loss from consolidated trusts was $26,740,446 and $24,716,861, respectively, at September 30, 2017, and December 31, 2016. At September 30, 2017 and December 31, 2016, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $0 and $7,592,802, respectively, and Multi-Family MBS $30,750,419 and $73,146,566, respectively).

GAAP also requires the Company to consider whether securitizations it sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with Accounting Standards Codification (“ASC”) 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities, and as September 30, 2017, this remains the case. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with an aggregate fair value of $0 at September 30, 2017 (December 31, 2016: $4,413,403). This amount is included in Available-for-sale (“AFS”) securities on the Company’s condensed consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$30,554,867	$27,534,374
Restricted cash	15,437,341	10,355,222
Total cash, cash equivalents and restricted cash	$45,992,208	$37,889,596

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust, as of September 30, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the three trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4, Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-Agency RMBS IOs, at Fair Value

Non-Agency RMBS IOs that the Company owns are associated with residential mortgage loan securitizations that the Company has previously sponsored, and are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Interest income on IOs is recognized at the contractually agreed rate, and changes in fair value are recognized in the Company’s condensed consolidated statement of operations.

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

Common Stock

At September 30, 2017, and December 31, 2016, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 22,139,258 shares of common stock issued and outstanding at September 30, 2017 and 17,539,258 at December 31, 2016.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. As of December 31, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. There has been no activity in 2017. As of September 30, 2017, $9.4 million of common stock remained authorized for future share repurchases under the Repurchase Program.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

At September 30, 2017, and December 31, 2016, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both September 30, 2017 and December 31, 2016.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. So long as the Company qualifies as a REIT, with the exception of our taxable REIT subsidiaries, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its net taxable income to stockholders and maintains its qualification as a REIT.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and/or Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP. ASU 2014-09 also creates a new topic in the Codification, Topic 606 ("ASC 606"). In addition to superseding and replacing nearly all existing GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) established a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3) provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue. As a result of the issuance of ASU No. 2015-14 in August 2015, deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited.

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

ASC 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); residential mortgage loans and multi-family loans (subject to either ASC 310, Receivables or ASC 825, Financial Instruments); and derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging). The Company evaluated the applicability of this ASU with respect to its investment portfolio, considering the scope exceptions listed above, and has determined that the adoption of this ASU will not have a material impact on the Company's financial condition or results of operations as the substantial majority of the Company's revenue is generated by financial instruments and other contractual rights and obligations that are not within the scope of ASC 606.

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13 which is a comprehensive amendment of credit losses on financial instruments. Currently GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the “incurred loss” impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendment in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continued to assess the impact of this guidance.

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

Interests Held through Related Parties That Are under Common Control

In October 2016, the FASB issued ASU 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has determined this ASU has not had a material impact on the Company's financial condition or results of operation.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

The Company obtains pricing data from a primary third-party pricing service for each mortgage loan. If other available market data indicates that the pricing data from the primary third-party service is materially inaccurate, or pricing data is unavailable from the primary third-party pricing service, the Company undertakes a review of other available prices and takes additional steps to determine fair value. In all cases, the Company validates its understanding of methodology and assumptions underlying the fair value used. The Company determines that the pricing data from the primary third-party service is materially inaccurate if it is not materially representative of the price at which a specific loan can be traded in the normal course of business.

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

MSRs and Excess Servicing Rights

Designation

MSRs are associated with residential mortgage loans that the Company has purchased and subsequently sold or securitized, and are typically acquired directly from loan originators and recognized at the time that loans have been transferred to a third party or a securitization, in each case providing such transfer has met the GAAP criteria for sale. The Company retains the rights to service certain loans that it has sold or securitized, but employs one or more sub-servicers to perform the servicing activities.

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of September 30, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

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

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust as of September 30, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4, Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust Series 2015-2, it does not consolidate these trusts.

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

Accounting for Derivative Financial Instruments

In accordance with FASB guidance ASC 815 “Derivatives and Hedging”, all derivative financial instruments, whether designated for hedging relationships or not, are recorded at fair value on the condensed consolidated balance sheet as assets or liabilities. The Company obtains valuation information for each derivative financial instrument from the related derivative counterparty. If other available market data indicates that the valuation information from the counterparty is materially inaccurate, or pricing data is unavailable from the counterparty, the Company shall undertake a review of other available valuation information, including third party pricing services and/or dealers, and shall take additional steps to determine fair value. The Company reviews all valuations of derivative financial instruments used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values based on quoted prices for similar instruments in active markets, including exchange-traded instruments, are classified as Level 1 valuations. Values obtained from the derivative counterparty, the third-party pricing service or dealers, as appropriate, for similar instruments are classified as Level 2 valuations if the pricing methods used are consistent with the Level 2 definition. If none of these sources is available, the Company determines the fair value based on characteristics of the instrument and based on available market information received from dealers and classifies it as a Level 3 valuation.

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of September 30, 2017 and December 31, 2016:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

	September 30, 2017	December 31, 2016
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$524,557,546	$326,958,046
Federal National Mortgage Association	749,178,075	463,232,187
Non-Agency	—	7,592,802
Multi-Family	30,750,419	73,146,566
Total available-for-sale securities	$1,304,486,040	$870,929,601

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Agency	Non-Agency	Multi-Family	Total
Face Value	$1,253,891,405	$—	$38,666,386	$1,292,557,791
Unamortized premium	23,409,353	—	—	23,409,353
Unamortized discount
Net, unamortized	(643,743)	—	(7,630,953)	(8,274,696)
Amortized Cost	1,276,657,015	—	31,035,433	1,307,692,448
Gross unrealized gain	1,970,238	—	17,043	1,987,281
Gross unrealized (loss)	(4,891,632)	—	(302,057)	(5,193,689)
Fair Value	$1,273,735,621	$—	$30,750,419	$1,304,486,040

	December 31, 2016
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$779,219,115	$4,393,771	$100,907,815	$884,520,701
Unamortized premium	17,748,138	—	—	17,748,138
Unamortized discount
Designated credit reserve and OTTI (2)	—	(1,929,833)	—	(1,929,833)
Net, unamortized	(1,311,292)	(369,887)	(26,160,083)	(27,841,262)
Amortized Cost	795,655,961	2,094,051	74,747,732	872,497,744
Gross unrealized gain	2,663,975	234,647	509,519	3,408,141
Gross unrealized (loss)	(8,129,703)	—	(2,110,685)	(10,240,388)
Fair Value	$790,190,233	$2,328,698	$73,146,566	$865,665,497

(1)
Non-Agency AFS does not include interest-only securities with a notional amount of $509,109,248, book value of $14,712,374, unrealized loss of $9,448,270 and a fair value of $5,264,104 as of December 31, 2016.

(2)
Discount designated as Credit Reserve is generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $0 and $1,929,833, at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company did not recognize credit-related OTTI losses through earnings during the nine months ended September 30, 2017. As of September 30, 2016, the Company recognized credit-related losses of $0.73 million on one non-Agency RMBS for the nine months then ended.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

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

The following tables present the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,
	2017	2016
Cumulative credit (loss) at beginning of period	$(3,074,728)	$(3,803,650)

Additions:
Initial (increase) in credit reserves	—	—
Subsequent (increase) in credit reserves	—	(374,124)
Initial additional other-than-temporary credit impairment losses	—	—
Subsequent additional other-than-temporary credit impairment losses	—	(183,790)

Reductions:
For securities sold decrease in credit reserves	—	—
For securities sold decrease in other-than-temporary impairment	—	—

Cumulative credit (loss) at end of period	$(3,074,728)	$(4,361,564)

	Nine Months Ended September 30,
	2017	2016
Cumulative credit (loss) at beginning of period	$(3,074,728)	$(3,636,432)

Additions:
Initial (increase) in credit reserves	—	—
Subsequent (increase) in credit reserves	—	(541,342)
Initial additional other-than-temporary credit impairment losses	—	—
Subsequent additional other-than-temporary credit impairment losses	—	(183,790)

Reductions:
For securities sold decrease in credit reserves	—	—
For securities sold decrease in other-than-temporary impairment	—	—

Cumulative credit (loss) at end of period	$(3,074,728)	$(4,361,564)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of September 30, 2017 and December 31, 2016. At September 30, 2017, the Company held 58 AFS securities, of which 41 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss for more than twelve months. At December 31, 2016, the Company held 46 AFS securities, of which 31 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months:

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2017	$936,982,575	$(4,278,357)	$65,049,336	$(915,332)	$1,002,031,911	$(5,193,689)
December 31, 2016	$619,414,077	$(8,129,704)	$45,879,433	$(2,110,684)	$665,293,510	$(10,240,388)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.
The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
AFS securities sold, at cost	$421,186,153	$41,467,395
AFS principal payments, at cost	—	32,736,219
Proceeds from AFS securities sold	$416,037,708	$41,283,816
Proceeds from AFS principal payments	—	32,170,194
Net realized gain (loss) on sale of AFS securities	$(5,148,445)	$(749,604)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
AFS securities sold, at cost	$483,621,259	$233,054,347
AFS principal payments, at cost	—	66,872,340
Proceeds from AFS securities sold	$469,004,262	$230,557,238
Proceeds from AFS principal payments	—	66,007,840
Net realized gain (loss) on sale of AFS securities	$(14,616,997)	$(3,361,609)

The following tables present the fair value of AFS investment securities by rate type as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$1,272,865,817	$—	$—	$1,272,865,817
Fixed rate	869,804	—	30,750,419	31,620,223
Total	$1,273,735,621	$—	$30,750,419	$1,304,486,040

	December 31, 2016
	Agency	Non-Agency	Multi- Family	Total
Adjustable rate	$788,727,476	$7,592,802	$—	$796,320,278
Fixed rate	1,462,757	—	73,146,566	74,609,323
Total	$790,190,233	$7,592,802	$73,146,566	$870,929,601

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the fair value of AFS investment securities by maturity date as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Greater than or equal to one year and less than five years	$1,217,555,664	$399,872,894
Greater than or equal to five years	86,930,376	471,056,707
Total	$1,304,486,040	$870,929,601

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

The following tables present the changes for the nine months ended September 30, 2017 and the year ended December 31, 2016 of the unamortized net discount and designated credit reserves on the Company’s MBS:

	September 30, 2017
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2017	$(1,929,833)	$(27,841,262)	$(29,771,095)
Acquisitions	—	—	—
Dispositions	1,929,833	16,982,632	18,912,465
Accretion of net discount	—	2,583,934	2,583,934
Realized gain on paydowns	—	—	—
Realized credit losses	—	—	—
Addition to credit reserves	—	—	—
Release of credit reserves	—	—	—
Ending Balance at September 30, 2017	$—	$(8,274,696)	$(8,274,696)

	December 31, 2016
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	—	—	—
Dispositions	4,893,913	21,637,637	26,531,550
Accretion of net discount	—	6,703,365	6,703,365
Realized gain on paydowns	—	325,709	325,709
Realized credit losses	3,023,911	(183,790)	2,840,121
Addition to credit reserves	(1,021,433)	1,021,433	—
Release of credit reserves	65,341	(65,341)	—
Ending Balance at December 31, 2016	$(1,929,833)	$(27,841,262)	$(29,771,095)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the nine months ended September 30, 2017, the Company had unrealized gains (losses) on AFS securities of $(2,954,193).

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present components of interest income on the Company’s AFS securities for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$7,870,458	$(514,600)	$7,355,858	$4,006,740	$118,440	$4,125,180
Non-Agency	—	—	—	581,097	359,052	940,149
Multi-Family	—	471,423	471,423	239,213	1,245,327	1,484,540
Total	$7,870,458	$(43,177)	$7,827,281	$4,827,050	$1,722,819	$6,549,869

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$19,613,173	$(263,230)	$19,349,943	$8,629,039	$222,570	$8,851,609
Non-Agency	42,254	9,946	52,200	2,139,698	1,235,030	3,374,728
Multi-Family	—	1,906,439	1,906,439	754,522	3,799,842	4,554,364
Total	$19,655,427	$1,653,155	$21,308,582	$11,523,259	$5,257,442	$16,780,701

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Amortized cost	$495,486	$2,867,263
Fair value adjustment	—	(17,727)
Carrying value	$495,486	$2,849,536

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Texas	100.0%	56.0%
Kentucky	—%	24.4%
North Carolina	—%	19.6%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $21,139,299 at September 30, 2017 and $18,342,040 at December 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 6 – THE FREMF TRUSTS (Continued)

The condensed consolidated balance sheets of the FREMF trusts at September 30, 2017 and December 31, 2016 are set out below:

Balance Sheets	September 30, 2017	December 31, 2016
Assets
Multi-family mortgage loans held in securitization trusts	$1,149,888,917	$1,222,905,433
Receivables	4,389,002	4,617,642
Total assets	$1,154,277,919	$1,227,523,075

Liabilities and Equity
Multi-family securitized debt obligations	$1,128,773,402	$1,204,583,678
Payables	4,365,218	4,597,357
Total liabilities	$1,133,138,620	$1,209,181,035
Equity	21,139,299	18,342,040
Total liabilities and equity	$1,154,277,919	$1,227,523,075

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,083,704,636 at September 30, 2017 and $1,147,753,367 at December 31, 2016. The multi-family securitized debt obligations had an unpaid principal balance of $1,083,704,636 at September 30, 2017 and $1,147,753,367 at December 31, 2016.

The condensed consolidated statements of operations of the FREMF trusts for the three and nine months ended September 30, 2017 and September 30, 2016 are as follows:

Statements of Operations	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Interest income	$13,473,913	$14,466,946
Interest expense	12,766,808	13,740,005
Net interest income	$707,105	$726,941
General and administrative fees	(634,222)	(670,157)
Unrealized gain (loss) on multi-family loans held in securitization trusts	694,730	930,312
Net income (loss)	$767,613	$987,096

Statements of Operations	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest income	$40,992,241	$44,597,652
Interest expense	38,866,888	41,667,457
Net interest income	$2,125,353	$2,930,195
General and administrative fees	(1,922,771)	(2,052,857)
Unrealized gain (loss) on multi-family loans held in securitization trusts	2,797,566	(5,604,839)
Net income (loss)	$3,000,148	$(4,727,501)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 6 – THE FREMF TRUSTS (Continued)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
New York	16.5%	Texas	17.9%
Texas	14.2%	New York	15.7%
Washington	8.7%	Washington	8.4%
Colorado	7.8%	Colorado	7.5%
Georgia	5.7%	Georgia	5.5%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $5,601,147 at September 30, 2017 and $6,374,821 at December 31, 2016. The Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates the assets and liabilities of this trust.

The condensed consolidated balance sheets of the residential mortgage loan securitization trusts at September 30, 2017 and December 31, 2016 are set out below:

Balance Sheets	September 30, 2017	December 31, 2016
Assets
Residential mortgage loans held in securitization trusts	$125,403,499	$141,126,720
Receivables	412,456	471,146
Total assets	$125,815,955	$141,597,866

Liabilities and Equity
Residential securitized debt obligations	$119,882,464	$134,846,348
Payables	332,344	376,697
Total liabilities	$120,214,808	$135,223,045
Equity	5,601,147	6,374,821
Total liabilities and equity	$125,815,955	$141,597,866

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $123,424,731 at September 30, 2017 and $140,690,705 at December 31, 2016. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $123,424,731 at September 30, 2017 and $140,690,705 at December 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and nine months ended September 30, 2017 and September 30, 2016 are as follows:

Statements of Operations	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Interest income	$1,249,966	$1,582,090
Interest expense	995,293	1,210,186
Net interest income	$254,673	$371,904
General and administrative fees	(11,003)	(13,653)
Unrealized gain (loss) on residential loans held in securitization trusts	(155,252)	(764,599)
Net income (loss)	$88,418	$(406,348)

Statements of Operations	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest income	$3,903,924	$9,143,343
Interest expense	3,100,616	6,978,474
Net interest income	$803,308	$2,164,869
General and administrative fees	(34,227)	(254,424)
Unrealized gain (loss) on residential loans held in securitization trusts	(773,674)	80,511
Net income (loss)	$(4,593)	$1,990,956

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
California	36.6%	37.6%
Washington	16.0%	15.4%
Massachusetts	7.9%	8.4%
Florida	6.2%	5.7%

NOTE 8 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited purpose of the company that organized it, and a SPE is frequently used for the purpose of securitizing, or re-securitizing, financial assets. SPEs are typically structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to certificate holders. As a consequence of their purpose and design, SPEs are typically VIEs.

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending September 30, 2017 and December 31, 2016. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7. As further described in Note 2, GAAP also requires the Company to consider whether securitizations the Company sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The Company also determined that it was not the primary

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 9 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (continued)

beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company no longer has an exposure to loss from these VIEs as they were sold during the first quarter of 2017.

NOTE 9 - RESTRICTED CASH

As of September 30, 2017, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Restricted cash balance held by:
Broker counterparties for derivatives trading	$5,647,225	$(4,244,678)
Repurchase counterparties as restricted collateral	9,790,116	10,355,222
Total	$15,437,341	$6,110,544

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements at September 30, 2017 to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 1.37% at September 30, 2017. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Amount outstanding	Weighted average interest rate	Market value of collateral held	Amount outstanding	Weighted average interest rate	Market value of collateral held
Agency	$1,215,217,000	1.34%	$1,273,735,621	$755,221,000	0.97%	$790,190,232
Non-Agency	2,750,000	3.13%	4,575,603	7,313,000	2.39%	12,784,707
Multi-Family	19,694,000	2.99%	30,750,419	42,277,000	2.52%	73,146,566
Total	$1,237,661,000	1.37%	$1,309,061,643	$804,811,000	1.07%	$876,121,505

At September 30, 2017 and December 31, 2016, the repurchase agreements had the following remaining maturities:

	September 30, 2017	December 31, 2016
< or equal to 30 days	$1,234,911,000	$737,823,000
31 to 60 days	—	19,897,000
61 to 90 days	2,750,000	47,091,000
Total	$1,237,661,000	$804,811,000

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of September 30, 2017 and December 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 10 – BORROWINGS (Continued)

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2017 and December 31, 2016:

	September 30, 2017
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted days to maturity	Market Value of collateral held
Wells Fargo Bank	$214,930,000	17.37%	9	$225,340,847
Other North America	755,260,000	61.02%	14	802,125,608
Asia (1)	264,721,000	21.39%	17	277,019,585
Europe (1)	2,750,000	0.22%	80	4,575,603
Total	$1,237,661,000	100.00%	14	$1,309,061,643

(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2016
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted days to maturity	Market Value of collateral held
Wells Fargo Securities	$33,666,000	4.18%	8	$57,627,433
Other North America	703,788,000	87.45%	16	742,690,286
Asia (1)	62,733,000	7.79%	14	66,198,478
Europe (1)	4,624,000	0.58%	44	9,605,308
Total	$804,811,000	100.00%	16	$876,121,505

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	—	$—	$—	11,590	$(529,075)	$11,590,000,000
Total	—	$—	$—	11,590	$(529,075)	$11,590,000,000

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2016
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	10,501	$8,053,813	$10,501,000,000	—	$—	$—
Total	10,501	$8,053,813	$10,501,000,000	—	$—	$—

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

As of September 30, 2017 the Company did not have any assets subject to Master Agreements or similar agreements.

	December 31, 2016
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Futures	$8,053,813	$—	$8,053,813	$—	$—	$8,053,813
Total	$8,053,813	$—	$8,053,813	$—	$—	$8,053,813

	September 30, 2017
				Gross amounts not offset in the Balance Sheet (1)
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net Amount
Futures	$(529,075)	$—	$(529,075)	$—	$529,075	$—
Repurchase agreements	$(1,237,661,000)	$—	$(1,237,661,000)	$—	$—	$(1,237,661,000)
Total	$(1,238,190,075)	$—	$(1,238,190,075)	$—	$529,075	$(1,237,661,000)

December 31, 2016
Gross amounts not offset in the Balance Sheet (1)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$(1,636,725)	$307,263	$(1,329,462)
Total	$(1,636,725)	$307,263	$(1,329,462)

	Three Months Ended September 30, 2016
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$(820,974)	$3,340,600	$2,519,626
Total	$(820,974)	$3,340,600	$2,519,626

	Nine Months Ended September 30, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$2,049,400	$(8,583,100)	$(6,533,700)
Total	$2,049,400	$(8,583,100)	$(6,533,700)

Nine Months Ended September 30, 2016
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

Interest rate:
Futures	$(3,167,877)	$(7,172,338)	$(10,340,215)
Total	$(3,167,877)	$(7,172,338)	$(10,340,215)

NOTE 12 - MSRs

During the nine months ended September 30, 2017, the Company retained the servicing rights associated with an aggregate principal balance of $352,061,683 of residential mortgage loans that the Company had previously transferred to three residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. As a result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with these trusts are recorded on the Company’s condensed consolidated balance sheet at September 30, 2017. In addition, the Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are also recorded on the Company’s condensed consolidated balance sheet at September 30, 2017.

The following table presents the Company’s MSR activity as of September 30, 2017 and the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Balance at beginning of year	$3,440,809	$4,268,673
MSRs relating to sales to securitizations	10,910	—
MSRs related to deconsolidation of securitization trust	—	364,163
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(50,751)	(102,855)
Other changes to fair value (1)	(406,971)	(1,089,172)
Balance at end of period	$2,993,997	$3,440,809

Loans associated with MSRs (2)	$352,061,683	$397,925,409
MSR values as percent of loans (3)	0.85%	0.86%

(1)	Amounts represent changes due to realization of expected cash flows.

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at September 30, 2017 and December 31, 2016, respectively.

(3)	Amounts represent the carrying value of MSRs at September 30, 2017 and December 31, 2016, respectively divided by the outstanding balance of the loans associated with these MSRs.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 12 - MSRs (Continued)

The following tables presents the components of servicing income recorded on the Company’s statements of operations for the three and nine months ended September 30, 2017, and September 30, 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Servicing income	$276,211	$258,458
Total servicing income	$276,211	$258,458

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Servicing income	$721,468	$726,011
Total servicing income	$721,468	$726,011

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of September 30, 2017
Assets:
Residential mortgage-backed securities (a)	$—	$1,304,486,040	$—	$1,304,486,040
Residential mortgage loans	—	495,486	—	495,486
Multi-Family mortgage loans held in securitization trusts	—	1,149,888,917	—	1,149,888,917
Residential mortgage loans held in securitization trusts	—	125,403,499	—	125,403,499
Mortgage servicing rights	—	—	2,993,997	2,993,997
Total	$—	$2,580,273,942	$2,993,997	$2,583,267,939

Liabilities:
Multi-family securitized debt obligations	$—	$(1,128,773,402)	$—	$(1,128,773,402)
Residential securitized debt obligations	—	(119,882,464)	—	(119,882,464)
Futures	(529,075)	—	—	(529,075)
Total	$(529,075)	$(1,248,655,866)	$—	$(1,249,184,941)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	December 31, 2016
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2016
Assets:
Residential mortgage-backed securities (a)	$—	$870,929,601	$—	$870,929,601
Residential mortgage loans	—	2,849,536	—	2,849,536
Multi-Family mortgage loans held in securitization trusts	—	1,222,905,433	—	1,222,905,433
Residential mortgage loans held in securitization trusts	—	141,126,720	—	141,126,720
Mortgage servicing rights	—	—	3,440,809	3,440,809
Futures	8,053,813	—	—	8,053,813
Total	$8,053,813	$2,237,811,290	$3,440,809	$2,249,305,912

Liabilities:
Multi-family securitized debt obligations	$—	$(1,204,583,678)	$—	$(1,204,583,678)
Residential securitized debt obligations	—	(134,846,348)	—	(134,846,348)
Total	$—	$(1,339,430,026)	$—	$(1,339,430,026)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Company had no transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of September 30, 2017 and December 31, 2016, the Company had $2,993,997 and $3,440,809, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at September 30, 2017 and December 31, 2016:

As of September 30, 2017
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 25.4%	13.2%
	Discount rate	12.0%	12.0%

As of December 31, 2016
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 26.5%	13.7%
	Discount rate	12.0%	12.0%

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

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

For the three months ended September 30, 2017, the Company incurred management fees of $573,412, net of $37,661 in management fees waived (September 30, 2016: $623,525), included in Management Fee in the condensed consolidated statement of operations, of which $187,000 (September 30, 2016: $208,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the nine months ended September 30, 2017, the Company incurred management fees of $1,670,804, net of $41,755 in management fees waived (September 30, 2016: $1,873,486), included in Management Fee in the condensed consolidated statement of operations, of which $187,000 (September 30, 2016: $208,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

On August 7, 2017, we received a commitment letter ("the Commitment Letter") from Oak Circle. The Commitment Letter provides that in furtherance of dialogues between our Board of Directors and Oak Circle to seek additional economies in the expenses for which Oak Circle may seek reimbursement from us pursuant to our Management Agreement, pursuant to the Commitment Letter Oak Circle represents, covenants, and commits to us that in respect of the 12-month period commencing October 1, 2017, Oak Circle will not seek reimbursement for, and we shall not be obligated to reimburse Oak Circle for, any non-investment management professional compensation-related expenses pursuant to Section 8(a) of the Management Agreement in excess of $2,000,000 unless otherwise agreed upon by our Board of Directors.

For the three months ended September 30, 2017, the Company incurred reimbursable expenses of $915,452 (September 30, 2016: $1,184,391), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $400,000 (September 30, 2016: $483,187) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the nine months ended September 30, 2017, the Company incurred reimbursable expenses of $3,086,304 (September 30, 2016: $3,573,445), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $400,000 (September 30, 2016: $483,187) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended September 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$5.97	15,500	$12.79
Granted	—	—	4,500	5.97
Vested	(4,500)	5.97	(15,500)	12.79

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

Outstanding Unvested Shares at End of Period	—	$—	4,500	$5.97

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31, 2016, the Company had sold approximately $22.5 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party; the Company has sold an additional $2.1 million loans through MAXEX in 2017. As of September 30, 2017, the Company has received $241,455 in fees, net of $51,904 in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. These fees are recorded on the Company's condensed consolidated balance sheet as a liability in the line item "Deferred Income". See Note 15 for additional disclosure relating to the backstop services.

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to CCAS, was estimated to be $548,849,202 as of September 30, 2017 and $469,015,145 as of December 31, 2016. Amounts payable in excess of the outstanding principal of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of September 30, 2017, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of September 30, 2017 in accordance with ASC 460, "Guarantees", and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for information on the Company's accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of September 30, 2017.

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

Common Stock

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 16 - STOCKHOLDERS' EQUITY (Continued)

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 22,139,258 and 17,539,258 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. As of December 31, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the nine months ended September 30, 2017. As of September 30, 2017, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both September 30, 2017 and December 31, 2016. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company's common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

Distributions to stockholders

For the 2017 taxable year to date, the Company has declared dividends to common stockholders totaling $8,582,666, or $0.45 per share. The following table presents cash dividends declared by the Company on its common stock for the nine months ended September 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 27, 2016	January 17, 2017	January 30, 2017	$876,963	$0.04534
December 27, 2016	February 15, 2017	February 27, 2017	$876,963	$0.04534
December 27, 2016	March 15, 2017	March 30, 2017	$876,963	$0.04534
March 16, 2017	April 17, 2017	April 27, 2017	$876,963	$0.04534
March 16, 2017	May 15, 2017	May 30, 2017	$876,963	$0.04534
March 16, 2017	June 15, 2017	June 29, 2017	$876,963	$0.04534
June 14, 2017	July 17, 2017	July 28, 2017	$1,106,963	$0.05723
June 14, 2017	August 15, 2017	August 30, 2017	$1,106,963	$0.05723
June 14, 2017	September 15, 2017	September 28, 2017	$1,106,963	$0.05723

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 16 - STOCKHOLDERS' EQUITY (Continued)

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the nine months ended September 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 27, 2016	January 17, 2017	January 27, 2017	$293,503	$0.18230
December 27, 2016	February 15, 2017	February 27, 2017	$293,503	$0.18230
December 27, 2016	March 15, 2017	March 27, 2017	$293,503	$0.18230
March 16, 2017	April 17, 2017	April 27, 2017	$293,503	$0.18230
March 16, 2017	May 15, 2017	May 30, 2017	$293,503	$0.18230
March 16, 2017	June 15, 2017	June 27, 2017	$293,503	$0.18230
June 14, 2017	July 17, 2017	July 27, 2017	$293,503	$0.18230
June 14, 2017	August 15, 2017	August 28, 2017	$293,503	$0.18230
June 14, 2017	September 15, 2017	September 27, 2017	$293,503	$0.18230

NOTE 17 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Net income (loss)		$(4,256,337)		$1,496,356

Less dividends paid:
Common stock	$3,320,889		$2,628,161
Preferred stock	880,509		880,509
		4,201,398		3,508,670
Undistributed earnings (deficit)		$(8,457,735)		$(2,012,314)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.15	$0.15	$0.18	$0.18
Undistributed earnings (deficit)	(0.38)	(0.38)	(0.14)	(0.14)
Total	$(0.23)	$(0.23)	$0.04	$0.04

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Net income (loss)		$(4,183,767)		$(19,527,535)

Less dividends paid:
Common stock	$8,582,666		$7,885,803
Preferred stock	2,631,744		2,631,744
		11,214,410		10,517,547
Undistributed earnings (deficit)		$(15,398,177)		$(30,045,082)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.45	$0.45	$0.54	$0.54
Undistributed earnings (deficit)	(0.80)	(0.80)	(2.06)	(2.06)
Total	$(0.35)	$(0.35)	$(1.52)	$(1.52)

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of September 30, 2017	As of December 31, 2016

GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(4,184)	$(7,990)
GAAP net loss (income) from REIT operations	3,981	6,654
GAAP net income (loss) of taxable subsidiary	(203)	(1,336)
Capitalized transaction fees	(31)	(41)
Unrealized gain (loss)	597	1,964
Deferred income	(1)	204
Tax income of taxable subsidiary before utilization of net operating losses	362	791
Utilizations of net operating losses	(362)	(791)
Net tax income of taxable subsidiary	—	$—

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016

Accumulated net operating losses of TRS	620	758
Unrealized gain	354	127
Capitalized transaction costs	184	196
Deferred income	77	77
AMT Credit	12	12
Deferred tax asset (liability)	1,247	1,170
Valuation allowance	(1,247)	(1,170)
Net non-current deferred tax asset (liability)	—	—

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at September 30, 2017, and December 31, 2016. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $77,000 as a result of the corresponding increase in the deferred tax asset. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 19 - INCOME TAXES (Continued)

accompanying financial statements. At September 30, 2017, the TRS had net operating loss carryforwards for federal income tax purposes of $1.6 million, which are available to offset future taxable income and begin expiring in 2034.

As of September 30, 2017, the Company is not aware of any material uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2014, 2015 and 2016.

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

NOTE 20 - SUBSEQUENT EVENTS

We have reviewed subsequent events occurring through the date that these condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosures.

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

Overview

We are a Maryland corporation that, together with our subsidiaries, is focused on investing on a leveraged basis in mortgage-backed securities, or MBS, and other real estate-related assets. From our IPO in March 2013 until the second quarter of 2015, we implemented a strategy of transitioning to an operating company focused on credit while maintaining a relative value investment approach across the whole residential mortgage market. Beginning in the second half of 2015, we have made what we believe to be necessary and appropriate adjustments to our investment strategy which we present below. In particular, we have sought to simplify our business model by ceasing the aggregation of residential mortgage loans, substantially reducing our Non-Agency RMBS assets, increasing our Agency RMBS exposure, and reducing expenses.

We continue to believe that a leveraged investment strategy focused on credit-sensitive MBS has become both less attractive, and more risky, than in the past, in large part due to the reduced availability of short-term repurchase agreement financing for private-label MBS. Conversely, repurchase agreement financing for Agency RMBS currently continues to be available to us on acceptable terms, and we believe that money market fund reforms instituted in late 2016 have led to an overall improvement in the availability and pricing of Agency repurchase agreements. As a consequence, we have proactively sold all of our legacy Non-Agency RMBS securities, and substantially all of our new issue Non-Agency RMBS securities. We have also opportunistically sold a number of Multi-Family MBS positions. The capital released by these sales has predominantly been reinvested into Agency RMBS, which we believe to be easier for us to finance, and easier for stockholders to understand. Further, additional investments made with the proceeds of our common equity issuance in the second quarter have been entirely concentrated in Agency RMBS, with a specific focus on Agency hybrid ARMs.

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

Third Quarter 2017 Summary

•
We reported an economic loss on common equity of 2.59%, comprised of a $0.29 decrease in book value per share and a $0.15 dividend per common share. The decrease in book value was due to increased financing costs during the quarter which contracted our net interest margin, continued wider spreads on Agency hybrid ARM securities relative to 15 and 30-year collateral, contributing to unrealized losses on our investment portfolio and realized losses on our hedge portfolio.

•
During the quarter, we rotated out of $416.0 million of seasoned shorter duration Agency ARMs and into $513.6 million of new issue longer duration Agency ARMs. This rotation allowed us to increase the yield of the Agency portfolio from 2.34% as at second quarter period end to 2.47% as at third quarter period end by replacing the lower yielding seasoned Agency ARMs with new issue higher yielding Agency ARMs which we anticipate should benefit our net interest income in future quarters.

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

As noted earlier, we previously determined to cease the aggregation of prime jumbo loans for the foreseeable future, and therefore no longer maintain warehouse financing to acquire prime jumbo loans. We estimate that through the reduction of personnel and other overhead expenses associated with our former prime jumbo business, we can generate annual cost savings of $2 million; substantially all of these reductions have been completed as of September 30, 2017. We do not expect the changes to our mortgage loan business strategy to impact the existing MSRs that we own, or the securitizations we have sponsored to date.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

As of September 30, 2017, we have determined that we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

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

Securitization trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at September 30, 2017 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss tranche(s)) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $26.7 million as of September 30, 2017, which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of September 30, 2017, we had $2,643,682,747 of total assets on a GAAP basis, as compared to $2,299,601,203 as of December 31, 2016. A reconciliation of our net investment in the trusts with our condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 follows:

	September 30, 2017	December 31, 2016
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,154,277,919	$1,227,523,075
Multi-family securitized debt obligations (2)	$1,133,138,620	$1,209,181,035
Net investment amount of Multi-Family MBS trusts held by us	$21,139,299	$18,342,040
Residential mortgage loans held in securitization trusts, at fair value (1)	$125,815,955	$141,597,866
Residential securitized debt obligations (2)	$120,214,808	$135,223,045
Net investment amount of residential mortgage loan trusts held by us	$5,601,147	$6,374,821
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

On September 20, 2017, the Federal Reserve maintained its target range for the federal funds rate at 1% to 1.25%. The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2017 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. Additionally, the Federal Reserve announced it will initiate the balance sheet normalizations program in October that was announced in the June 2017 Addendum to the Committee's Policy Normalization Principles and Plans. This plan details the approach the FOMC intends to use to reduce the Federal Reserve's holding of Treasury and agency securities. For payments of principal that the Federal Reserve receives from its holdings of agency debt and mortgage-backed securities, the Committee anticipates that the cap will be $4 billion per month and will increase in steps of $4 billion at three-month intervals over 12 months until it reaches $20 billion per month. There is still considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

Investment Portfolio

On a GAAP basis, we had increased our overall investments in MBS from $1,252.4 million as of June 30, 2017 to $1,304.5 million as of September 30, 2017. Within this total, on a quarter-over-quarter basis we had increased our Agency RMBS from $1,221.9 million to $1,273.7 million and increased our Multi-Family MBS from $30.5 million to $30.8 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments increased from $1,277.5 million as of June 30, 2017 to $1,330.2 million as of September 30, 2017. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a quarter-over-quarter basis we had increased our Agency RMBS from $1,221.9 million to $1,273.7 million, decreased our Non-Agency RMBS from $4.7 million to $4.6 million and increased our Multi-Family MBS from $51.0 million to $51.9 million. On a GAAP and non-GAAP basis, our investment in residential mortgage loans declined from $2.8 million as of June 30, 2017 to $0.5 million at September 30, 2017.

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

The following tables summarize certain characteristics of our investment portfolio as of September 30, 2017 and December 31, 2016 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

September 30, 2017

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$862	$20	$—	$882	$(12)	$870	2.50%	1.85%
Hybrid RMBS	1,253,030	22,746	—	1,275,776	(2,910)	1,272,866	2.65%	2.47%
Total Agency RMBS	1,253,892	22,766	—	1,276,658	(2,922)	1,273,736	2.65%	2.47%

Non-Agency RMBS	—	—	—	—	—	—	—%	—%
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—%	—%
Total Non-Agency RMBS	—	—	—	—	—	—	—%	—%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	38,666	(7,631)	—	31,035	(285)	30,750	0.00%	6.32%
Total Multi-Family MBS	38,666	(7,631)	—	31,035	(285)	30,750	0.00%	6.32%

Residential Mortgage Loans	495	—	—	495	—	495	4.38%	4.38%

Total/Weighted Average (GAAP)	$1,293,053	$15,135	$—	$1,308,188	$(3,207)	$1,304,981	2.57%	2.56%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	63	3,322	3.74%	4.99%
Non-Agency MBS IO, fair value option	129,613	—	—	7,805	(6,551)	1,254	0.38%	6.28%
Total Non-Agency RMBS	133,958	(1,086)	—	11,064	(6,488)	4,576	0.49%	5.90%

Multi-Family MBS	8,197	(2,690)	—	5,508	1,700	7,208	3.49%	5.19%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,449	13,932	0.00%	0.00%
Total Multi-Family MBS	30,137	(2,690)	—	15,991	5,149	21,140	0.95%	1.78%

Residential Mortgage Loans	—	—	—	—	—	—	—	—

Total/Weighted Average (Non-GAAP)	$164,095	$(3,776)	$—	$27,055	$(1,339)	$25,716	0.57%	3.47%

 Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$862	$20	$—	$882	$(12)	$870	2.50%	1.85%
Hybrid RMBS	1,253,030	22,746	—	1,275,776	(2,910)	1,272,866	2.65%	2.47%
Total Agency RMBS	1,253,892	22,766	—	1,276,658	(2,922)	1,273,736	2.65%	2.47%

Non-Agency RMBS	4,345	(1,086)	—	3,259	63	3,322	3.74%	4.99%
Non-Agency MBS IO, fair value option	129,613	—	—	7,805	(6,551)	1,254	0.38%	6.28%
Total Non-Agency RMBS	133,958	(1,086)	—	11,064	(6,488)	4,576	0.49%	5.90%

Multi-Family MBS	8,197	(2,690)	—	5,508	1,700	7,208	3.49%	5.19%
Multi-Family MBS PO	38,666	(7,631)	—	31,035	(285)	30,750	0.00%	6.32%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,449	13,932	0.00%	0.00%
Total Multi-Family MBS	68,803	(10,321)	—	47,026	4,864	51,890	0.42%	4.78%

Residential Mortgage Loans	495	—	—	495	—	495	4.38%	4.38%

Total/Weighted Average (Non-GAAP)	$1,457,148	$11,359	$—	$1,335,243	$(4,546)	$1,330,697	2.35%	2.58%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2016

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$—	$1,492	$(29)	$1,463	2.50%	1.89%
Hybrid RMBS	777,761	16,403	—	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	—	795,656	(5,466)	790,190	2.51%	2.12%

Non-Agency RMBS	4,394	(370)	(1,930)	2,094	235	2,329	0.93%	11.68%
Non-Agency MBS IO, fair value option	509,109	—	—	14,712	(9,448)	5,264	0.32%	11.03%
Total Non-Agency RMBS	513,503	(370)	(1,930)	16,806	(9,213)	7,593	0.32%	11.11%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%

Residential Mortgage Loans	2,850	—	—	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (GAAP)	$1,396,480	$(10,093)	$(1,930)	$890,077	$(16,298)	$873,779	1.53%	2.69%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	25	3,284	3.75%	5.00%
Non-Agency MBS IO, fair value option	157,629	—	—	7,805	(5,897)	1,908	0.39%	7.92%
Total Non-Agency RMBS	161,974	(1,086)	—	11,064	(5,872)	5,192	0.48%	7.06%

Multi-Family MBS	8,197	(2,690)	—	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	1,445	11,928	0.00%	0.00%
Total Multi-Family MBS	30,137	(2,690)	—	15,991	2,351	18,342	0.82%	1.54%

Residential Mortgage Loans	—	—	—	—	—	—	—	—

Total/Weighted Average (Non-GAAP)	$192,111	$(3,776)	$—	$27,055	$(3,521)	$23,534	0.52%	3.80%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$—	$1,492	$(29)	$1,463	2.50%	1.89%
Hybrid RMBS	777,761	16,403	—	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	—	795,656	(5,466)	790,190	2.51%	2.11%

Non-Agency RMBS	8,739	(1,456)	(1,930)	5,353	260	5,613	2.33%	7.62%
Non-Agency MBS IO, fair value option	666,738	—	—	22,517	(15,345)	7,172	0.34%	9.95%
Total Non-Agency RMBS	675,477	(1,456)	(1,930)	27,870	(15,085)	12,785	0.36%	9.50%

Multi-Family MBS	8,197	(2,690)	—	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	100,908	(26,160)	—	74,748	(1,601)	73,147	0.00%	6.77%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	1,445	11,928	0.00%	0.00%
Total Multi-Family MBS	131,045	(28,850)	—	90,739	750	91,489	0.19%	5.85%

Residential Mortgage Loans	2,850	—	—	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (Non-GAAP)	$1,588,591	$(13,869)	$(1,930)	$917,132	$(19,819)	$897,313	1.41%	2.72%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at September 30, 2017 do not include our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the three trusts is $26.7 million as of September 30, 2017. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2016 do not include our net investments in three Multi-Family MBS and prime jumbo residential mortgage securitization trusts; our maximum exposure to loss from consolidation of the three trusts was $24.7 million at December 31, 2016. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017 Fair Value	December 31, 2016 Fair Value
Less than or equal to one year	$—	$—
Greater than one year and less than five years	1,239,079,567	418,701,976
Greater than or equal to five years	91,121,375	475,761,570
Total	$1,330,200,942	$894,463,546

The increase in shorter maturity is due to the continued redeployment of capital out of credit assets and into Agency hybrid-ARM securities.

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of September 30, 2017, we had entered into repurchase agreements totaling $1,237.7 million, on a GAAP and non-GAAP basis, compared to $1,146.6 million at June 30, 2017.

The following table summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2017 to September 30, 2017 on a GAAP and non-GAAP basis:

Period ended September 30, 2017	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2017 to September 30, 2017	$1,025,736,271	1,237,661,000	1,237,661,000

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

The following table summarize our hedging activity as of September 30, 2017:

September 30, 2017

Expiration Year	Contracts	Notional (1)	Fair Value
Eurodollar Futures Contracts (Short Positions)
2017	585	$585,000,000	$(42,475)
2018	2,440	2,440,000,000	124,738
2019	2,440	2,440,000,000	(90,350)
2020	2,440	2,440,000,000	(262,575)
2021	2,440	2,440,000,000	(181,038)
2022	1,245	1,245,000,000	(77,375)
Total	11,590	11,590,000,000	$(529,075)

(1)       The $11,590,000,000 total notional amount of Eurodollar futures contracts as of September 30, 2017 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between December 2017 and September 2022. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $610,000,000 as of September 30, 2017.

Stockholders’ Equity and Book Value Per Share

As of September 30, 2017, our stockholders’ equity was $150.5 million comprised of $37.2 million of preferred equity and $113.3 million of common equity, and our book value per common share was $5.12 on a basic and fully diluted basis. Our stockholders’ equity decreased by $6.4 million compared to our stockholders’ equity as of June 30, 2017, while book value per common share decreased by 5.4% from the previous quarter-end amount of $5.41. The decrease in book value per common share was principally the result of increased financing costs which contracted net interest margin; continued wider spreads on Agency hybrid ARM securities relative to 15 year collateral, contributing to unrealized losses on our investment portfolio and realized losses on our hedge portfolio.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Condensed Consolidated Financial Statements” beginning on page 9 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2017:

Non-GAAP Basis	September 30, 2017
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans (2)	Unrestricted Cash(3)	Total
Market Value	$1,273,735,621	$51,889,718	$4,575,603	$4,515,027	$30,554,867	$1,365,270,836
Repurchase Agreements	(1,215,217,000)	(19,694,000)	(2,750,000)	—	—	(1,237,661,000)
Hedges	(529,075)	—	—	—	—	(529,075)
Other(4)	8,098,103	(29,483)	51,804	3,610	(103,472)	8,020,562
Restricted Cash	15,437,341	—	—	—	—	15,437,341
Equity Allocated	$81,524,990	$32,166,235	$1,877,407	$4,518,637	$30,451,395	$150,538,664
% Equity	54.2%	21.4%	1.2%	3.0%	20.2%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.
2.Includes MSRs with a fair value of $4,019,541.
3.Includes cash and cash equivalents.

4.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of September 30, 2017, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of these consolidated securitization trusts, due to amortization of the loans underlying the trusts.

The table below presents certain information from our Statement of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$7,827,281	$6,549,869	$21,308,582	$16,780,701
Mortgage loans held-for-sale	12,082	121,892	69,416	411,199
Multi-family loans held in securitization trusts	13,473,913	14,466,946	40,992,241	44,597,652
Residential loans held in securitization trusts	1,249,966	1,582,090	3,903,924	9,143,343
Cash and cash equivalents	63,264	11,754	138,745	26,409
Interest expense:
Repurchase agreements - available-for-sale securities	(4,118,639)	(1,572,062)	(9,087,956)	(4,400,290)
Repurchase agreements - mortgage loans held-for-sale	—	(57,449)	—	(227,733)
Multi-family securitized debt obligations	(12,766,808)	(13,740,005)	(38,866,888)	(41,667,457)
Residential securitized debt obligations	(995,293)	(1,210,186)	(3,100,616)	(6,978,474)
Net interest income	4,745,766	6,152,849	15,357,448	17,685,350
Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(374,124)	—	(541,342)
Additional other-than-temporary credit impairment losses	—	(183,790)	—	(183,790)
Total impairment losses recognized in earnings	—	(557,914)	—	(725,132)
Other income:
Realized gain (loss) on sale of investments, net	(5,148,445)	(749,604)	(14,616,997)	(3,361,609)
Change in unrealized gain (loss) on fair value option securities	—	(958,995)	9,448,270	(3,569,744)
Realized gain (loss) on derivative contracts, net	(1,636,725)	(820,974)	2,049,400	(3,167,877)
Change in unrealized gain (loss) on derivative contracts, net	307,263	3,340,600	(8,583,100)	(7,172,338)
Realized gain (loss) on mortgage loans held-for-sale	(221,197)	60,427	(221,620)	129,175
Change in unrealized gain (loss) on mortgage loans held-for-sale	28,794	(138,785)	17,727	(2,885)
Change in unrealized gain (loss) on mortgage servicing rights	(102,945)	(204,505)	(457,720)	(1,243,240)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	694,730	930,312	2,797,566	(5,604,839)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(155,252)	(764,599)	(773,674)	80,511
Other interest expense	—	(1,860,000)	(152,322)	(1,860,000)
Servicing income	276,211	258,458	721,468	726,011
Other income	8,369	3	33,275	26,811
Total other income (loss)	(5,949,197)	(907,662)	(9,737,727)	(25,020,024)
Expenses:
Management fee	573,412	623,525	1,670,804	1,873,486
General and administrative expenses	1,288,978	1,171,421	4,120,807	4,483,064
Operating expenses reimbursable to Manager	915,452	1,184,391	3,086,304	3,573,445
Other operating expenses	225,502	161,036	770,189	1,393,303
Compensation expense	49,562	50,544	155,384	144,431
Total expenses	3,052,906	3,190,917	9,803,488	11,467,729

Net income (loss)	(4,256,337)	1,496,356	(4,183,767)	(19,527,535)
Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)
Net income (loss) attributable to common stockholders	$(5,136,846)	$615,847	$(6,815,511)	$(22,159,279)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(5,136,846)	$615,847	$(6,815,511)	$(22,159,279)
Weighted average number of shares of common stock outstanding	22,139,258	14,600,193	19,342,188	14,601,306
Basic and diluted income (loss) per share	$(0.23)	$0.04	$(0.35)	$(1.52)
Dividends declared per share of common stock	$0.15	$0.18	$0.45	$0.54

Net Income Summary

For the nine months ended September 30, 2017, our net loss attributable to common stockholders was $6,815,511, or $0.35 basic and diluted net loss per average share, compared with a net loss of $22,159,279, or $1.52 basic and diluted net loss per share, for the nine months ended September 30, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $25,020,024 for the nine months ended September 30, 2016 to a smaller loss of $9,737,727 for the nine months ended September 30, 2017 and a decrease in total expenses from $11,467,729 for the nine months ended September 30, 2016 to $9,803,488 for the nine months ended September 30, 2017.

For the three months ended September 30, 2017, our net loss attributable to common stockholders was $5,136,846, or $0.23 basic and diluted net loss per average share, compared with a net gain of $615,847, or $0.04 basic and diluted net gain per share, for the three months ended September 30, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $907,662 for the three months ended September 30, 2016 to a higher loss of $5,949,197 for the three months ended September 30, 2017, which more than offset a decrease in total expenses from $3,190,917 for the three months ended September 30, 2016 to $3,052,906 for the three months ended September 30, 2017.

Interest Income and Interest Expense

For the nine months ended September 30, 2017 and the nine months ended September 30, 2016, our interest income was $66,412,908 and $70,959,304, respectively. Our interest expense was $51,055,460 and $53,273,954 respectively, for the nine months ended September 30, 2017 and the nine months ended September 30, 2016. The period-over-period decrease in interest income and interest expense was primarily a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended September 30, 2017 and the three months ended September 30, 2016, our interest income was $22,626,506 and $22,732,551, respectively. Our interest expense was $17,880,740 and $16,579,702 respectively, for the three months ended September 30, 2017 and the three months ended September 30, 2016. The period-over-period decrease in interest income was a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts which more than offset the increased interest income on our larger AFS portfolio. The period-over-period increase in interest expense was a result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts which was more than offset by increased financing costs associated with our repurchase agreements on our larger AFS portfolio.

Net Interest Income

For the nine months ended September 30, 2017 and the nine months ended September 30, 2016, our net interest income was $15,357,448 and $17,685,350, respectively, with the decreased income a result of increased financing costs and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended September 30, 2017 and the three months ended September 30, 2016, our net interest income was $4,745,766 and $6,152,849, respectively, with the decreased income a result of increased financing costs and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

Other Income (Loss)

For the nine months ended September 30, 2017, we incurred a loss of $9,737,727, which reflects the impact of net realized losses on sales of investments of $14,616,997, net unrealized losses on interest rate hedges of $8,583,100, net realized losses of $221,620 on mortgage loans held for sale, net unrealized losses on mortgage servicing rights of $457,720, net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $773,674 and $152,322 other interest expense related to our 2013 deficiency dividend, which more than offset net unrealized gains on fair value option securities of $9,448,270, net realized gains on interest rate hedges of $2,049,400, net unrealized gain on mortgage loans held for sale of $17,727, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $2,797,566, net mortgage servicing income of $721,468 and other income of $33,275. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

For the nine months ended September 30, 2016, we incurred a loss of $25,020,024, which reflects the impact of volatile interest rates and investment sales particularly in the first half of the year, Re-REMIC transactions effected during the period and a one-time other interest expense provision, in turn generating net realized losses on sales of investments of $3,361,609, net unrealized losses on interest rate hedges of $7,172,338, net realized losses of $3,167,877 on interest rate hedges and net unrealized losses on mortgage servicing rights of $1,243,240. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,604,839, unrealized losses on mortgage loans of $2,885 and net unrealized losses on fair value option securities of $3,569,744. We also incurred a $1,860,000 other interest expense related to our 2013 deficiency dividend. These losses in aggregate more than offset net unrealized gain on residential mortgage loans held in JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $80,511, net realized gain on mortgage loans of $129,175, net mortgage servicing income of $726,011 and net other income of $26,811. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholder's equity rather than in our statement of operations.

The period-over-period decrease in other loss was driven in large part by the change from an unrealized loss on fair value option securities of $3,569,744 for the first nine months of 2016 to an unrealized gain of $9,448,270 for the first nine months of 2017, a change from an unrealized loss of $5,604,839 on multi-family loans held in securitization trusts in 2016 to an unrealized gain of $2,797,566 in 2017, a change from a realized loss of derivatives of $3,167,877 in 2016 to a realized gain of $2,049,400 in 2017 and a net change in realized loss on sale of investments of $11,255,388.

For the three months ended September 30, 2017, we incurred a loss of $5,949,197, which reflects the impact of net realized losses on sales of investments of $5,148,445, net realized losses on interest rate hedges of $1,636,725, net realized losses of $221,197 on mortgage loans held for sale, net unrealized losses on mortgage servicing rights of $102,945 and net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $155,252, which more than offset net unrealized gains on interest rate hedges of $307,263, net unrealized gain on mortgage loans held for sale of $28,794, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $694,730, net mortgage servicing income of $276,211 and other income of $8,369. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

For the three months ended September 30, 2016, we incurred a loss of $907,662, which reflects the impact of net realized losses on sales of investments of $749,604, net unrealized losses on fair value option securities of $958,995, net realized losses of $820,974 on interest rate hedges, unrealized losses on mortgage loans held for sale of $138,785, net unrealized losses on mortgage servicing rights of $204,505, net unrealized loss on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $764,599 and $1,860,000 other interest expense related to our 2013 deficiency dividend, which more than offset net unrealized gain on interest rate hedges of $3,340,600, realized gain on mortgage loans held for sale of $60,427, net unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $930,312 and net mortgage servicing income of $258,458.

The period-over-period increase in other loss was principally due to a net decline of $4,398,841 in realized losses on sales of investments together with a net decline of $3,033,337 in unrealized losses on derivatives from period to period, which more than offset the net decline of $1,860,000 of other interest expense from period to period.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $1,670,804 for the nine months ended September 30, 2017 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $8,132,684, of which $3,086,304 was payable to our Manager and $5,046,380 was payable directly by us.

For the nine months ended September 30, 2016, we incurred management fees of $1,873,486 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $9,594,243 of which $3,573,445 was payable to our Manager and $6,020,798 was payable directly to us.

For the three months ended September 30, 2017, we incurred management fees of $573,412 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,479,494 of which $915,452 was payable to our Manager and $1,564,042 was payable directly to us.

For the three months ended September 30, 2016, we incurred management fees of $623,525 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,567,392 of which $1,184,391 was payable to our Manager and $1,383,001 was payable directly to us.

The year over year reduction in expenses was primarily due to elimination of expenses previously associated with our prime jumbo mortgage loan business.

On August 7, 2017, we received a commitment letter (the "Commitment Letter") from Oak Circle. The Commitment Letter provides that in thefurtherance of dialogues between our Board of Directors and Oak circle to seek additional economies in the expenses for which Oak Circle may seek reimbursement from us pursuant to our Management Agreement, pursuant to the Commitment Letter Oak Circle represents, covenants and commits to us that in respect of the 12-month period commencing October 1, 2017, Oak Circle will not seek reimbursement for, and we shall not be obligated to reimburse Oak Circle for, any non-investment management professional compensation-related expenses pursuant to Section 8(a) of the Management Agreement in excess of $2,000,000 unless otherwise agreed upon by our Board of Directors.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and nine months ended September 30, 2017, we did not recognize any OTTI losses. For the three and nine months ended September 30, 2016, we recognized $557,914 and $725,132, respectively in OTTI losses. The OTTI recognized during the three and nine months ended September 30, 2016 reflected an increase in the Company's credit loss expectations on certain Non-Agency RMBS with a fair value of $12,459,965 as of period end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $6,815,511 for the nine months ended September 30, 2017, after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 4.29% on average stockholders' equity of $212,317,950. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the nine months ended September 30, 2017, our comprehensive loss attributable to common stockholders was $3,189,980 which included $3,625,531 in other comprehensive income. This represents an annualized loss of 2.01% on average stockholders' equity.

For the nine months ended September 30, 2016, our net loss attributable to common stockholders was $22,159,279 after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 15.62% on average stockholders' equity of $188,991,056. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the nine months ended September 30, 2016, our comprehensive loss attributable to common stockholders was $19,745,147 which included $2,414,132 in other comprehensive income. This represented an annualized loss of 13.92% on average stockholders’ equity.

For the three months ended September 30, 2017, our net loss attributable to common stockholders was $5,136,846 after accounting for preferred stock dividends of $880,509, representing an annualized loss of 9.08% on average stockholders' equity of $224,407,206. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended September 30, 2017, our comprehensive loss attributable to common stockholders was $2,949,798 which included $2,187,048 in other comprehensive income. This represented an annualized loss of 5.22% on average stockholders’ equity.

For the three months ended September 30, 2016, our net income attributable to common stockholders was $615,847 after accounting for preferred stock dividends of $880,509, representing an annualized gain of 1.29% on average stockholders' equity of $189,026,057. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended September 30, 2016, our comprehensive gain attributable to common stockholders was $34,464 which included $581,383 in other comprehensive loss. This represented an annualized gain of 0.07% on average stockholders’ equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency RMBS and Multi-Family MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2017, we had unrestricted cash and cash equivalents of $30.6 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $41.4 million as of June 30, 2017.

As of September 30, 2017, net proceeds from repurchase agreements related to available-for-sale securities totaled $1,237.7 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.37%, on a GAAP and non-GAAP basis, which we used to finance our Agency RMBS, Non-Agency RMBS and Multi-Family MBS. As of September 30, 2017, we had an overall debt-to-equity ratio of 8.2:1 on a GAAP and non-GAAP basis, compared to 7.3:1 as of June 30, 2017. The increase is due primarily to the deployment of the follow-on equity offering proceeds into Agency ARM securities. The repurchase obligations mature and reinvest every 30 to 360 days. See "Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2017, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 15 of these lenders totaling $1,237.7 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of September 30, 2017, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 40%, and the weighted average haircut was 5.55% as of September 30, 2017. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended September 30, 2017, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of September 30, 2017, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of September 30, 2017, the fair value of these non-recourse liabilities aggregated to $1,248,655,866 and they are excluded from discussion and analysis of our leverage.

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

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2017 to September 30, 2017.

The following table summarizes our contractual obligations for borrowings under repurchase agreements at September 30, 2017:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	$1,237,661	1,237,661	—	—	—
Total contractual obligations (1)	$1,237,661	1,237,661	—	—	—

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

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we account for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability; as of September 30, 2017, the amount of the liability recorded was $202,896. The maximum potential amount of future payments that we could be required to make under the outstanding backstop guarantees was $548,849,202. In accordance with ASC 450, Contingencies, any contingent liability must be recognized when a payment becomes probable and reasonably estimable; as of September 30, 2017, no such contingent liability was required to be recognized.

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

We intend to continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On September 15, 2017, we announced that our board of directors had declared monthly cash dividend rates for the fourth quarter of 2017 of $0.05 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of September 30, 2017 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	September 30, 2017
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	4	6	54
Carrying Value/ Estimated Fair Value	$4,575,603	$51,889,718	$1,273,735,621
Amortized Cost	$11,063,920	$47,026,522	$1,276,657,015
Current Par Value	$133,958,222	$68,803,934	$1,253,891,405
Carrying Value to Current Par	3.4%	75.4%	101.6%
Amortized Cost to Current Par	8.3%	68.3%	101.8%
Net Weighted Average Coupon	0.49%	0.42%	2.65%
3 Month CPR (3)	12.0	NA	5.8

Non-Agency RMBS Characteristics

September 30, 2017
Collateral Attributes:	Prime Jumbo New Issue

Weighted Average Loan Age (months)	41
Weighted Average Original Loan-to-Value	61.4%
Weighted Average Original FICO (4)	770
Weighted Average Loan Size	784.0

Current Performance:
60+ Day Delinquencies	1.4%
Average Credit Enhancement (5)	16.6%

	September 30, 2017(1)
Coupon Type	Carrying Value	% of Non-Agency RMBS
Fixed Rate	$4,575,603	100.0%

Collateral Type
Prime	$4,575,603	100.0%

Loan Origination Year
Post-2011	$4,575,603	100.0%
___________________________

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at September 30, 2017 on a combined, non-GAAP basis.

2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at September 30, 2017 on a combined, non-GAAP basis.

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

The following table presents the rating of our Non-Agency RMBS at September 30, 2017, including our net investments in consolidated residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

Current Rating (6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$1,254,190	27.4%
Not Rated	$3,321,413	72.6%
________________________

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at September 30, 2017 on a combined, non-GAAP basis:

Property Location	Fair Value	% of Non-Agency RMBS
California	$1,697,810	37.1%
Washington	$737,039	16.1%
Massachusetts	$381,772	8.3%

Florida	$280,697	6.1%
Tennessee	$206,076	4.5%

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

The following table presents the rating of our Multi-Family MBS at September 30, 2017, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security:

Current Rating	Fair Value	% of Multi-Family MBS
Rated BB-	$30,750,419	59.3%
Not Rated	$21,139,299	40.7%

Weighted Average Life Breakdown	Carrying Value

Greater than one year and less than five years	$1,239,079,567
Greater than or equal to five years	$91,121,375

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2017:

 September 30, 2017

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
1.00%	(72.05)%	(1.10)%
0.50%	(36.03)%	(0.45)%
(0.50)%	36.03%	(0.08)%
(1.00)%	72.05%	(0.21)%
_________________________

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2017. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at September 30, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2017, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as September 30, 2017. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, as a result of the material weaknesses in our internal control over financial reporting as described below.

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

The material weakness consisted of a failure of our control over the critical timely review of account balances to determine whether the appropriate accounting policy and methodology had been applied, which in turn resulted in the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option at the inception of each transaction. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations for each of the quarter and year-to-date periods ended June 30, 2015 and September 30, 2015, respectively. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015. In connection with the preparation of our third quarter financial statements for the period ended September 30, 2017, we identified a further instance of a failure of our control over the depth and timeliness review of account balances, specifically relating to the asset and liability balances of securitizations that we consolidate in our financial statements. A discrepancy between the liability balance reported in a remittance report for one of the consolidated trusts and the balance recorded in a consolidation workbook required an adjustment to the asset and liability balances during the preparation of our condensed consolidated balance sheet for the period ended September 30, 2017. While the adjustment did not impact our stockholders' equity or our net income, if uncorrected, such a discrepancy could cause our reported total asset and liability balances to be inaccurate, possibly by material amounts.

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

To remediate the material weakness in our internal control over financial reporting related to the depth and timeliness of review of account balances (and consequent deficiencies in our disclosure controls and procedures), including the most recent instance, we have continued and will continue to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system is now complete, and we are now in the process, with the assistance of a third-party regulatory compliance service provider and an experienced financial reporting consultant, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. Significant progress was made during the third quarter in terms of completing the documentation of procedures and controls, and we anticipate the completion of this and the commencement of testing during the fourth quarter of 2017. In addition, we intend to enhance the timeliness and strengthen the review process in respect of consolidated trust account balances to ensure that the related control operates at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies.

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

FIVE OAKS INVESTMENT CORP.

Dated: November 8, 2017	By	/s/ David C. Carroll
David C. Carroll
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Dated: November 8, 2017	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith