Form 10-K
period 2017-12-31
Five Oaks Investment Corp.
filed 2018-03-16
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____ to____
Commission file number: 001-35845
FIVE OAKS INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Maryland	45-4966519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, 19th Floor, New York, New York 10169
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, including area code (212) 588-2049
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ or No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ or No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $87.3 million based on the closing sales price on the New York Stock Exchange on June 30, 2017.
As of March 16, 2018, the registrant had outstanding 23,683,164 shares of common stock, $0.01 par value.

i

Explanatory Note

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, references to:

•“Agency” means each of Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, a wholly owned corporate instrumentality of the United States of America within the U.S. Department of Housing and Urban Development, or Ginnie Mae.
•“Agency RMBS” means mortgage-backed securities that are collateralized by residential mortgages, or RMBS, whose principal and interest payments are guaranteed by Ginnie Mae or a U.S. Government-sponsored entity, or GSE, such as Freddie Mac or Fannie Mae. These securities may be either “pass through” securities, where cash flows from the underlying mortgage loan pool are paid to holders of the securities on a pro rata basis, or securities structured from “pass through” securities, as to which cash flows are redirected in various priorities, which we refer to as a collateralized mortgage obligation.
•“ARMs” means adjustable-rate residential mortgage loans.
•“Company,” “we,” “us,” or “our” refers to Five Oaks Investment Corp., together with its wholly owned, subsidiaries, Five Oaks Acquisition Corp., Five Oaks Insurance LLC (prior to its dissolution in July 2016), Oaks Funding LLC, Oaks Funding II LLC and Oaks Holding I LLC unless we specifically state otherwise or the context indicates otherwise.
•"credit enhancement” means techniques to improve the credit ratings of securities, including overcollateralization, creating retained spread, creating subordinated tranches and insurance.
•“FHFA” means the Federal Housing Finance Agency.
•“hybrid ARMs” means residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index.
•“K-Series” means multi-family mortgage loan securitizations sponsored by Freddie Mac.
•“Linked Transaction” means the initial purchase of RMBS securities and contemporaneous financing with a repurchase agreement with the same counterparty from which the securities were purchased.
•“mortgage loans” means loans secured by real estate with a right to receive the payment of principal and interest on the loan (including servicing fees).
•“Multi-Family MBS” means a mortgage-backed securities, or MBS, investment in a securitization backed by multi-family mortgage loans. Such Multi-Family MBS may be sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, or may not be sponsored by Ginnie Mae or a U.S. Government-sponsored entity such as Freddie Mac or Fannie Mae.
•“Non-Agency RMBS” means RMBS that are not issued or guaranteed by Ginnie Mae or a U.S. Government-sponsored entity such as Freddie Mac or Fannie Mae, including investment grade classes (rated AAA through BBB), non-investment grade classes (rated BB or lower) and unrated classes.
•“Oak Circle” means Oak Circle Capital Partners LLC.
•"our Manager" means Oaks Circle prior to January 18, 2018, and thereafter means Hunt Investment Management, LLC.
•“swaption” means an option in which the buyer has the right to enter into an interest rate swap.
• “TBAs” means to-be-announced forward contracts. In a TBA, a buyer will agree to purchase, for future delivery, Agency mortgage investments with certain principal and interest terms and certain types of underlying collateral, but the particular Agency mortgage investments to be delivered are not identified until shortly before the TBA settlement date.
•“VIE” means a variable interest entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We consolidate a VIE when we are the primary beneficiary of such VIE. As primary beneficiary, we have both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. We are required to reconsider our evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.
•“whole pool” means MBS issued with respect to an underlying pool of mortgage loans in which a buyer holds all of the certificates issued by a pool.

ii

PART I

ITEM 1. BUSINESS

General

We are a real estate specialty finance company focused on investing on a leveraged basis in MBS, mortgages and other real estate related assets. Commencing on January 18, 2018 we are externally managed by our Manager, a subsidiary of Hunt Companies Inc. ("Hunt"), a private, diversified real estate company pursuant to the terms of our management agreement.

We are a Maryland corporation formed in March 2012 and commenced operations in May 2012; we completed our initial public offering, or our IPO, in March 2013. We have elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended ("Code"). Our common stock is traded on the New York Stock Exchange, Inc., or the NYSE, under the symbol “OAKS” and our Series A Preferred Stock is traded on the NYSE under the symbol “OAKS-PRA”. For information regarding our subsidiaries and their operations as well as for the geographical concentrations of the mortgage loans underlying certain of our assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our consolidated financial statements.

The Hunt Transaction

On January 18, 2018, we announced a new strategic direction, and the entry into a new external management agreement with Hunt Investment Management, LLC, an affiliate of the Hunt Companies, Inc. ("Hunt") and the concurrent mutual termination of our management agreement with Oak Circle. Management by Hunt is expected to provide Five Oaks with a new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space and direct access to Hunt's significant pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. The new management agreement is expected to better align our interests with those of our new manager through an incentive fee arrangement and agreed upon limitations on manager expense reimbursements from us, as further described below. Pursuant to the terms of the termination agreement between Five Oaks and Oak Circle, the termination of the prior management agreement did not trigger, and Oak Circle was not paid, a termination fee by us. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

In connection with the transaction, an affiliate of Hunt purchased 1,539,406 shares of our common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 Five Oaks shares from our largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represents a 56.9% premium over the Five Oaks common share price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its currently held Five Oaks warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of Five Oaks outstanding common shares. Also in connection with the transaction, and as further described in Sections 10 hereof and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Five Oaks board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of Five Oaks and Michael P. Larsen President of Five Oaks.

Our Investment Strategy

Since the middle of 2016, we have sought to simplify and streamline our business model in response to a number of developments in the residential and multi-family mortgage markets. Due to progressively less attractive market conditions for the aggregation and securitization of prime jumbo mortgage loans, we ceased this activity in the second half of 2016, and reduced our expenses through personnel and other overhead reductions. Similarly, we have substantially exited the business of owning Non-Agency RMBS based on a significant decline in the number of repurchase agreement financing counterparties willing to finance securitized credit combined with a reduction in the yields available on such assets. The capital released from this portfolio re-balancing has primarily been invested in Agency RMBS, with a particular focus on shorter duration Agency securities backed by hybrid ARMs. Additionally, we have continued to maintain exposure to multi-family MBS, principally through owning subordinated and first-loss tranches in Freddie Mac K-series securitizations. We have sought to do so while reducing our reliance on short-term repurchase agreement financing, including through the use of re-securitization, or re-REMIC, financings.

In parallel with the shift to a more Agency-focused, and thus more liquid, asset portfolio and an ongoing focus on further expense reductions, we have continually sought to explore opportunities to reallocate our capital into complimentary business sectors we believe have positive fundamentals and do not rely on short-term financing. The entry into the new management agreement with Hunt Investment Management, LLC, is expected to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, and in particular direct access to Hunt’s significant pipeline of specified transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. Subject to our ability to put in place term repurchase facilities and/or collateralized loan obligations of the type Hunt has historically used to finance this asset class, we intend to transition our portfolio towards loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

In furtherance of our objective to provide attractive cash flow returns over time to our investors, our investment strategy targets the following assets:

•
Transitional multi-family and other commercial real estate loans, which are floating-rate loans secured by multi-family and other commercial real estate properties that are not guaranteed by a U.S. Government sponsored entity, or securitizations backed by such loans;

•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS;

•
Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities;

•	To a limited extent, Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity; and

•	Other mortgage-related investments, including mortgage servicing rights, or MSRs, CMBS, or other loans or securities backed by real estate.

Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding these investments.

Our Portfolio

Our Available-for-Sale Portfolio

As of December 31, 2017, our portfolio was comprised of 99.6% Agency RMBS and 0.4% Multi-Family MBS on a United States generally accepted accounting principles, or GAAP, basis, or 97.6% Agency RMBS, 2.1% Multi-Family MBS including our net investment in Multi-Family securitization trusts and 0.3% Non-Agency RMBS including our net investment in residential mortgage loan securitization trusts on a non-GAAP basis. As further described below, as of December 31, 2017, we have determined that we were the primary beneficiary of two Multi-Family MBS securitization trusts and one residential mortgage loan securitization trust, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction. Although our consolidated balance sheet at December 31, 2017 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Furthermore, we are only exposed to the risk of loss on our net investment in the trusts. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and residential mortgage loan securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the U.S. Securities and Exchange Commission, or the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our MBS in the same way that we assess our portfolio and such assets.

Multi-Family MBS

While multi-family securitizations are generally considered to be commercial mortgage-backed securities, the demographic, geographic and credit risk analyses necessary to evaluate such securities share many similarities with the investment analyses that we have previously undertaken for Non-Agency RMBS. Multi-Family MBS securitizations, including those sponsored by Freddie Mac and known as the K series, have historically exhibited positive credit characteristics.

Transitional Multi-Family and Commercial Real Estate Loans

In general, transitional loans are floating-rate bridge loans with a short to medium term maturity of one to five years, secured by a first lien on multi-family or other commercial real estate properties. The purpose of the loan is generally some form of renovation or upgrade to the property that is intended to increase the net operating income of the property, and thus its value, prior to a take-out through a longer term loan. As of December 31, 2017, we did not own any such loans, but following completion of the Hunt transaction, and subject to securing the necessary financing facilities, we intend to invest in such loans going forward.

MSRs

In June 2013, we established FOAC as our TRS to increase the range of our investments in mortgage-related assets. Previously FOAC aggregated mortgage loans primarily for sale into securitization transactions, with the expectation that we would purchase the subordinated tranches issued by the related securitization trusts, and that these would represent high quality credit investments. Starting in 2016, we ceased the aggregation and securitization of residential mortgage loans, and as of December 31, 2017, we had no such loans remaining on our balance sheet. Residential mortgage loans for which FOAC owns the MSRs are directly serviced by one or more licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

Financing Strategy

We use leverage to seek to increase potential returns to our stockholders by borrowing against existing assets through short-term repurchase agreements, and in the future we intend to utilize longer-term secured financings, in each case, using the proceeds to acquire additional assets including floating-rate transitional loans. Financing of Agency RMBS, Multi-Family MBS and Non-Agency RMBS is generally available through, among other vehicles, short-term repurchase agreements. Haircuts or the discount attributed to the value of securities sold under repurchase agreements, range between 5% and 40% across all our borrowing facilities, with an average of 5.2%, as of December 31, 2017, depending on the specific security used as collateral for such repurchase agreements.

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

Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the borrowing costs on our shorter term borrowings. Because a majority of our leverage will continue to be in the form of repurchase agreements, our financing costs will fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Subject to maintaining our qualification as a REIT, the hedging techniques utilized may include interest rate swap agreements, interest rate swaptions, interest rate caps or floor contracts, futures or forward contracts and other derivative securities. Management by Hunt is expected to provide us with a new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space including transitional floating-rate multi-family and commercial real estate loans which should reduce or eliminate the need for complex interest-rate hedging.

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

Credit Risk. We intend to accept mortgage credit exposure at levels our Manager deems prudent as an integral part of our diversified investment strategy. Therefore, we retain the risk of potential credit losses on the loans underlying the Multi-Family MBS and Non-Agency RMBS we hold, and going forward we will also be exposed to potential credit losses on the transitional multi-family and commercial mortgage loans we intend to invest in. We will seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets which we identify as experiencing negative credit trends, the use of various types of credit enhancements, and by using non-recourse financing. Nevertheless, actual credit losses could adversely affect our operating results.

Our Manager

With effect from January 18, 2018, we are now externally managed and advised by Hunt Investment Management, LLC (“HIM”), pursuant to a management agreement between us and HIM, and the simultaneous termination of our previous management agreement with Oak Circle. HIM is a subsidiary of Hunt Companies, Inc. ("Hunt") a private, diversified real estate company. As our Manager, HIM implements our business strategy, performs investment advisory services and activities with respect to our assets and is responsible for performing all of our day-to-day operations. HIM is an investment adviser registered with the SEC.

Pursuant to the terms of the new management agreement, we are required to pay our Manager an annual base management fee of 1.50% of Stockholders’ Equity (as defined in the management agreement, payable quarterly (0.375% per quarter) in arrears. Starting in the first full calendar quarter following January 18, 2019, we are also required to pay our Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over a hurdle rate of 8% per annum. We are also required to reimburse our Manager for costs associated with an allocable share of the costs of non-investment management personnel who spend all or a portion of their time managing our affairs. In order to assist in our ongoing efforts to reduce expenses, our Manager has agreed to cap such reimbursement at 1.5% of the average Stockholders’ Equity for the applicable fiscal year. We also reimburse our Manager for other costs and expenses associated with our operations.

On January 18, 2018, we and Oak Circle, entered into a Termination Agreement (“Termination Agreement”) pursuant to which we and Oak Circle agreed to mutually and immediately terminate that certain management agreement, dated May 16, 2012, by and between us and Oak Circle. Under the terms of the Termination Agreement, the termination of the management agreement with Oak Circle did not trigger, and Oak Circle was not paid, a termination fee by us. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

Competition

We operate in a highly competitive market for available financing facilities and investment opportunities. Our profitability depends, in large part, on our ability to acquire RMBS, Multi-Family MBS, transitional multi-family and commercial real estate loans and other mortgage related investments at favorable prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, hedge funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. We believe that direct access to Hunt’s established pipeline of transitional floating-rate loans may provide us with a competitive advantage in sourcing attractive assets for our balance sheet. Nevertheless, many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Some competitors have a lower cost of funds and access to funding sources (including the FHLB system) that are not available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act of 1940, as amended. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Taxation

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

Taxable income generated by our TRS is subject to regular corporate income tax. For the fiscal year 2017, our TRS did not generate any taxable income.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. With effect from January 18, 2018, our corporate headquarters are located at 230 Park Avenue, 19th Floor, New York, NY 10169 and our telephone number is (212) 588 2049. As of December 31, 2017 and March 16, 2018, we had three executive officers, all of whom were provided by our Manager. We have no employees.

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

Cautionary Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “would”, “could”, “goal”, “objective”, “will”, “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in credit spreads; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Item 1A - “Risk Factors” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”, of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All subsequent written and oral forward-looking statements that we make, or that are attributable to us, are expressly qualified in their entirety by this cautionary notice. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We cannot assure you that we will be able to operate our businesses successfully or implement our operating policies and strategies. Our Manager may not be able to successfully execute our investment, financing and hedging strategies as described in this Annual Report on Form 10-K (including the expected new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space), which could result in a loss of some or all of your investment. The results of our operations depend on several factors, including our Manager's ability to execute on our investment, financing and hedging strategies (including the aforementioned expected new strategic direction), the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions. Our revenues will depend, in large part, on our Manager's ability to execute on our investment, financing and hedging strategies, and our ability to acquire assets at favorable spreads over our borrowing costs. If our Manager is unable to execute on our investment, financing and hedging strategies, or we are unable to acquire assets that generate favorable spreads, our results of operations may be adversely affected, which could adversely affect our ability to make or sustain distributions to our stockholders.

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

To the extent we invest in Non-Agency RMBS, they may be secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency RMBS are concentrated in certain geographic areas. For example, we have significantly higher exposure in California and Washington, (See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K). Certain markets within these states (particularly California) experienced significant decreases in residential home values during the financial crisis of 2007-2008 and the years thereafter. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency RMBS. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of re-performing loans and the loans underlying our Non-Agency RMBS. This could, in turn, have a material adverse effect on our credit loss experience on our Non-Agency RMBS in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our re-performing loan investments or the mortgages underlying our Non-Agency RMBS were to occur.

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

Our investments may include subordinated tranches of MBS, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of MBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

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

Transitional loans involve greater risk than conventional mortgage loans.

The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the assets is located fails to improve according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower's inability to obtain permanent financing to repay the transitional loan. Risks of cost overruns and renovations of properties in transition may result in significant losses. The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to the standards established for the market position intended for the property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment on a timely basis or at all. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest on the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

Investments in non-investment grade MBS may be illiquid, may have a higher risk of default, increased risk of loss and may not produce current returns.

We invest in MBS that are non-investment grade or unrated, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”) or do not provide any rating for such MBS. Non-investment grade MBS securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with MBS may cause defaults or losses on loans underlying such securities. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain and they should be expected to have a higher risk of default and loss than investment grade rated assets.

Non-Agency MBS and Multi-Family MBS have more price sensitivity than Agency MBS which can cause greater fluctuations in our book value. In addition, we finance our Non-Agency MBS and Multi-Family MBS with a limited number of repurchase agreement lenders. A withdrawal by one or more of these lenders could force us to sell our Non-Agency MBS and Multi-Family MBS at potentially distressed prices, which could impact our profitability. It could also cause other lenders to withdraw financing for our Agency MBS.

Non-Agency MBS and Multi-Family MBS historically have been more price sensitive than Agency MBS which limits the number of lenders willing to provide repurchase agreement financing for these securities. In a period of price volatility, we may be subject to margin calls, which could adversely impact our liquidity. These margin calls could result from price changes in Non-Agency MBS or Multi-Family MBS or from higher margin requirements by the lender in order to provide additional collateral as a result of the price volatility. In addition, lenders may no longer offer financing of Non-Agency MBS or Multi-Family MBS which could force us to sell some or all of these investments if we could not find replacement financing. In either instance we may be required to sell assets, which could negatively impact our profitability. In an extreme situation, if we lost significant amounts of financing or if we received a significant amount of margin calls on our Non-Agency MBS or Multi-Family MBS, other lenders may also seek to reduce their financing of our Agency MBS. In such a case we would likely have to sell additional investments to maintain our liquidity.

We invest in Multi-Family MBS and commercial real estate loans, which are secured by income producing properties. Such loans are typically made to single-asset entities, and the repayment of the loan is dependent principally on the net operating income from performance and value of the underlying property. The volatility of income performance results and property values may adversely affect our Multi-Family MBS.

Our Multi-Family MBS are secured by multi-family properties and our commercial real estate loans are secured by the underlying commercial property and, in each case are subject to risks of delinquency, foreclosure and loss. Multi-Family MBS and commercial real estate loans generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental and/or tax legislation, and acts of God, terrorism, social unrest and civil disturbances.

Multi-family and commercial real estate property values and net operating income derived there from are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions; changes in tax laws; local real estate conditions; changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property’s owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

Declines in the borrowers’ net operating income and/or declines in property values of collateral securing Multi-Family MBS or commercial real estate loans could result in defaults on such loans, declines in our book value from reduced earnings and/or reductions to the market value of the investment.

Our target assets may include commercial real estate loans which are funded with interest reserves and borrowers may be unable to replenish such interest reserves once they run out.

We may invest in transitional commercial real estate and if we do so, we expect that we may require borrowers to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We may also require the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wishes to exercise extension options under the loan. Revenues on the properties underlying any commercial real estate loan investments may decrease in an economic downturn which would make it more difficult for borrowers to meet their payment obligations to us. Some borrowers may have difficulty servicing our debt and may not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flows.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•	pledge our investments as collateral for financing arrangements;

•	acquire only a minority and/or non-controlling participation in an underlying investment;

•	co-invest with others through partnership, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third-party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives.

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

Following the 2007-2008 financial crisis the U.S. Government and U.S. Federal Reserve, or the Fed, took unprecedented actions to stabilize the market for mortgage-related investments along with the broader economy. Such intervention has previously included maintenance of a near-zero target of the federal funds rate by the U.S. Federal Reserve, or the Fed; U.S. Government programs, such as the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program, or HARP; and quantitative easing, or QE, which was an open-ended program designed to expand the Fed’s holdings of long-term securities by purchasing Agency RMBS and long-term Treasury bonds. Beginning in early 2014, the Fed gradually reduced its purchases of both Agency RMBS and Treasury bonds, and in October 2014 ended its purchase program under its third round of quantitative easing, or QE3 (although it is still reinvesting a portion of the principal and interest it receives on the Agency RMBS and U.S. Treasuries held in its portfolio).

It is unclear what effect, if any, the absence of the Fed’s monthly purchases, other than its reinvestment of certain principal and interest payments it receives for Agency RMBS in its portfolio, will have on the value of the Agency RMBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our book value and/or net interest margin could be negatively affected.

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

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, Congress, the Obama Administration and various regulatory agencies took numerous actions intended to stabilize and restructure the financial system. Members of the Trump Administration have announced an intent to vary a number of these actions. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, there may be broad adverse market implications, and our business may be adversely affected.

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

Furthermore, the revised regulation of over-the-counter derivatives and the inclusion of swaps as an investment that can cause a pooled investment vehicle to be a commodity pool would require us to register with and be regulated by the U.S. Commodity Futures Trading Commission, or the CFTC, as a commodity pool operator, or CPO, unless an exemption or other relief is available. Our Manager relies on relief from registration as a CPO based on a no-action letter issued on December 7, 2012 (the “No Action Letter”) by the CFTC staff that is applicable to CPOs of mortgage REITs, subject to complying with certain criteria. Further, advisors to commodity pools, which could potentially include our Manager, are required to register as commodity trading advisors, or CTAs, unless exemptive, no-action or similar relief is available. We believe such relief is available to our Manager on the basis of the No-Action Letter and existing regulations of the CFTC. If in the future our Manager does not meet the conditions set forth in the No-Action Letter for relief from registration as a CPO, the relief provided by the No-Action letter from registration as a CPO becomes unavailable for any other reason, or our belief regarding the availability of relief from registration as a CTA proves incorrect, and we or our Manager are unable to rely upon or obtain other exemptions from registration as a CPO or CTA, we may be required to reduce or eliminate our use of interest rate swaps or vary the manner in which we deploy interest rate swaps in our business, the interest-rate risk associated with our investments may increase, our investment performance may be adversely affected or the cost associated with employing other kinds of hedges against interest rate fluctuations could be higher. Alternatively, our Manager may be required to register as a CPO. If our Manager is required to and does register as a CPO, we nevertheless expect it to remain exempt from registration as a CTA with the CFTC because its advisory activities would relate only to its activities as CPO of the company. The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs and CTAs, including record keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Complying with these requirements could increase our expenses and negatively impact our business, financial condition, results of operations and our ability to make distributions to our stockholders. It may also be difficult to comply with the reporting and disclosure requirements with respect to the kinds of products that we offer.

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

On December 13, 2017, based on its outlook for economic activity, the labor market and inflation and weighing the uncertainties associated with this outlook, the Federal Reserve raised its target range for the federal funds rate to 1-¼ to 1-½ percent and on January 31, 2018, maintained the target range at 1-¼ to 1-½ percent. The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2018 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. Additionally, the Federal Reserve initiated its balance sheet normalization program in October 2017 that was announced in June 2017. This plan details the approach the FOMC intends to use to reduce the Federal Reserve's holding of Treasury and agency securities. For payments of principal that the Federal Reserve receives from its holdings of agency debt and mortgage-backed securities, the Committee anticipates that the cap will be $4 billion per month and will increase in steps of $4 billion in three-month intervals over 12 months until it reaches $20 billion per month. There is still considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

As indicated above, legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and the current Treasury Secretary has indicated that the relationship may change again in the future. Future legislation that further changes the relationship between Fannie Mae and Freddie Mac and the U.S. Government could also nationalize, privatize or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in Agency RMBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Future legislation may, among other things, revoke the charters of Fannie Mae and Freddie Mac, and we could be adversely affected if these proposed laws were enacted.

Bills calling for the revocation of the charters of Fannie Mae and Freddie Mac and seeking to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS have been introduced in both the House and the Senate. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of our Agency RMBS guaranteed by Fannie Mae and Freddie Mac. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. Government and the spreads at which they trade. The foregoing could adversely affect the pricing, supply, liquidity and value of our target assets and otherwise adversely affect our business, operations and financial condition.

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

Regular instances of potential non-compliance with the TRID rule have been reported in the marketplace since it became effective. Certain TILA-based disclosure provisions of the TRID rule carry assignee liability. Violations of the TILA-based disclosure provisions of the TRID rule are limited in individual actions to actual damages, statutory damages for certain violations of not more than $4,000 per mortgage loan plus attorney’s fees and court costs, and can potentially result in liability for assignees where the violation is apparent on the face of the disclosure and the assignment was voluntary. While the statute of limitations under TILA is generally one-year from the date of origination for most TRID violations, mortgagors may raise a violation of the TRID rules as a matter of defense by recoupment or set-off to an action to collect the debt beyond the one-year period, if permitted by state law. Further, for certain mortgage loans, while not changed by TRID requirements, TILA’s right of rescission may be extended to three years from consummation if there are errors in certain “material disclosures” such as the required disclosures of finance charges and payment schedule, which are contained within the TRID closing disclosure.

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

Various state and local jurisdictions may adopt similar or more onerous provisions in the future. No prediction can be made as to how these laws and regulations relating to assignee liability may affect the market value of the RMBS assets. In addition, the TRID rule may adversely affect the market generally for mortgage-backed securities and the liquidity thereof if investors are not willing to invest in securitizations with mortgage loans originated with exceptions to the TRID rule.

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

We may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Homeowner association super priority liens, special assessment liens and energy efficiency liens may take priority over the mortgage loans underlying our RMBS assets.

In some states it is possible that the first lien of the mortgages may be extinguished by super priority liens of homeowner associations, potentially resulting in a loss of the mortgage loan’s outstanding principal balance. In at least 20 states, and the District of Columbia, homeowner association, or HOA, or condominium association assessment liens can take priority over first lien mortgages under certain circumstances. The number of these so called “super lien” states has increased in the past few decades and may increase further. Prior rulings by the highest courts of Nevada and the District of Columbia have held that the “super lien statute” provides the HOA or condominium association with a true lien priority rather than a payment priority from the proceeds of the sale, creating the ability to extinguish the senior mortgage and greatly increasing the risk of losses on mortgage loans secured by homes whose owners fail to pay HOA or condominium fees.

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

2017 and Prior Determinations and Actions. In connection with the preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ended December 31, 2015, or the 2015 10-K, we identified a material weakness in our internal control over financial reporting. Such material weakness did not result in any misstatements in our audited consolidated financial statements included in our 2015 10-K, but did require adjustments during the 2015 annual audit with respect to net income (loss) attributable to common stockholders, total other comprehensive income, and basic and diluted income (loss) per share in our preliminary 2015 consolidated financial statements, and required the restatement of the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and September 30, 2015, originally included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2015, respectively.

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

In connection with the preparation of our third quarter financial statements for the period ended September 30, 2017, we identified a further instance of a failure of our internal control over the depth and timeliness of review of account balances, specifically relating to the asset and liability balances of securitizations that we consolidate in our financial statements. A discrepancy between the liability balance reported in a consolidation workbook required an adjustment to the asset and liability balances during the preparation of our consolidated balance sheet for the period ended September 30, 2017. While the adjustment did not impact our stockholders' equity or our net income, if uncorrected, such a discrepancy could cause our reported total asset and liability balances to be inaccurate, possibly by material amounts.

As a consequence of this material weakness, management concluded that our internal control over financial reporting, and consequently our disclosure controls and procedures, were not effective as of December 31, 2017.

To remediate the material weakness in our internal control over financial reporting related to timely review of account balances (and consequent deficiencies in our disclosure controls and procedures), we have continued to implement certain changes to the design of our internal controls. Specifically, we previously contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that has improved the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system was completed effective January 1, 2017, and we have substantially completed the process, with the assistance of an experienced financial reporting consultant, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. We began the testing of controls during the fourth quarter, and also enhanced the timeliness and strengthened the review process in respect of consolidated trust account balances to ensure that the related control operated at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies. We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while we believe meaningful progress has been made, and the new and enhanced systems and controls are now fully operational, we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls have been in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We intend that such remediation will be complete by December 31, 2018, but we cannot currently ascertain whether additional actions will be required, or the costs therefor.

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

Pursuant to our agreement with SS&C Technologies, or SS&C, SS&C currently provides a monthly calculation of our net asset value, maintains our general ledger and all related accounting records, reconciles all broker and custodial statements we routinely receive, provides us with monthly portfolio, cash and position reports, assists us with portfolio valuations, prepares draft quarterly financial statements for our review and provides us with access to data and technology services to facilitate the preparation of our annual financial statements.  If our agreement with SS&C were to be terminated and no suitable replacement can be timely engaged, we may not be able to timely and accurately prepare our financial statements.

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

The mortgages securing our investments are located in many geographic regions across the United States, with significantly higher exposure in California, and Washington. Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater, but not in default. Legislation enacted in 2014 prohibits the FHFA and the Department of Housing and Urban Development from using federal funds to facilitate the seizure of mortgage loans by a state or local municipality. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges, resulting in mortgages securing certain of our investments being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amounts we receive on our investments would be less than we would otherwise have received if the mortgage loans had not been seized, which may result in a lower return on such assets or require charges for “other-than-temporary impairment” or loan loss reserves. If governments ultimately adopt such plans and mortgages securing certain of our investments are seized on a widespread scale, it could have an adverse effect on the value of and/or returns on our assets and our results of operations more generally.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in RMBS, Multi-Family MBS, MSRs and other mortgage related investments and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire RMBS, Multi-Family MBS, MSRs and other mortgage related investments at favorable prices. In acquiring these assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds that our Manager may now or in the future sponsor, advise or manage), hedge funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. New companies, including REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in RMBS, Multi-Family MBS, MSRs and other mortgage related investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Multi-Family MBS and Non- Agency RMBS in which we invest part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on Multi-Family MBS and Non-Agency RMBS in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from Non-Agency RMBS in our portfolio, which could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

We acquire assets that are not liquid or publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage- related assets generally experience periods of illiquidity. Further, validating third-party pricing for illiquid assets may be more subjective than for liquid assets. Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. If we are unable to sell our assets at favorable prices or at all, it could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Before acquiring certain assets, such as Multi-Family MBS or other mortgage-related assets, our Manager conducts (either directly or using third parties) due diligence. Such due diligence may include (1) an assessment of the strengths and weaknesses of the asset’s credit profile, (2) a review of all or merely a subset of the documentation related to the asset, or (3) other reviews that we or our Manager may deem appropriate to conduct. There can be no assurance that we or our Manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts and potential liabilities or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our financial condition and results of operations.

Our Manager utilizes analytical models and data in connection with the valuation of certain of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

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

Our allocation of the net proceeds from any equity offering among our target assets is subject to our investment guidelines and maintenance of our REIT qualification. Our Manager will make determinations as to the percentage of our equity that will be invested in each of our target assets and the timing of the deployment of the net proceeds of our equity offerings. These determinations will depend on then prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. Until appropriate assets can be identified, our Manager may decide to use the net proceeds of our offerings to pay down our short-term debt or to invest the net proceeds in interest-bearing short-term investments, including funds, which are consistent with maintenance of our REIT qualification. These investments are expected to provide a lower net return than we seek to achieve from our target assets. Prior to the time we have fully used the net proceeds of our offerings to acquire our target assets, we may fund our monthly and/or quarterly distributions out of such net proceeds.

Many of our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable or subjective judgment inputs to determine value.

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

In certain cases, our Manager’s determination of the fair value of our investments will include inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we may invest are often difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal. The valuation process involves a significant degree of management judgment and is particularly challenging during periods of market instability, unpredictability and volatility.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and therefore the valuation of any collateral underlying our loans is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Because we acquire fixed-rate securities, an increase in interest rates on our borrowings adversely affects our book value.

Increases in interest rates negatively affect the market value of our assets. Any fixed-rate securities that we invest in generally are more negatively affected by these increases than adjustable-rate securities or loans. In accordance with accounting rules, we are required to reduce our book value by the amount of any decrease in the market value of our assets that are classified for accounting purposes as available-for-sale or for which we have elected the fair value option. Our entire investment portfolio is priced by independent pricing providers or by third-party brokers. If the fair value of a security is not available from a third- party pricing service or dealer, we estimate the fair value of the security using a variety of models and analyses, taking into consideration aggregate characteristics including, but not limited to, type of collateral, index, margin, periodic interest rate caps, lifetime interest rate caps, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that a security is other-than- temporarily impaired, we would be required to reduce the value of such security on our balance sheet by recording an impairment charge in our income statement and our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts that we may borrow to purchase additional assets, which could restrict our ability to increase our net income.

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

A significant risk associated with RMBS, Multi-Family MBS, MSRs and other mortgage related investments is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on any repurchase agreements we may enter into.

Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those investments that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and our financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets.

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

Our success will depend on our ability to analyze the relationship of changing interest rates and prepayments of the mortgages that underlie our target assets. Changes in interest rates and prepayments will affect the market price of the target assets that we purchase and any target assets that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio. In conducting our analysis, we depend on industry-accepted assumptions with respect to the relationship between interest rates and prepayments under normal market conditions. If the dislocation in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to assess the market value of our portfolio would be significantly affected and could adversely affect our financial position and results of operations.

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

The occurrence of cyber-incidents, or a deficiency in our Manager's cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our or Manager's information resources or those of our third party service providers. A cyber-incident can be an intentional attack or an unintentional event and can include gaining unauthorized access to a system to disrupt operations, corrupt data or steal confidential information. The primary risks that could directly results from a cyber-incident include operational interruption and private data exposure. Our Manager has implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of the risk of a cyber-incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

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

We cannot assure you that any, or sufficient, repurchase agreement financing will continue to be available to us on terms that are acceptable to us. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have adversely affected the RMBS and mortgage market. These market disruptions have been pronounced in the Non-Agency RMBS market and loan market, and the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms, or at all, or maintain our compliance with terms of any financing arrangements then in place. Additionally, the lenders from which we may seek to obtain repurchase agreement financing may have owned or financed RMBS that have declined in value and caused the lender to suffer losses. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our equity securities and our ability to make distributions, and you may lose part or all of your investment.

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

In connection with certain of our repurchase agreements, we are required to maintain certain financial covenants with respect to our net worth, the most restrictive of which requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders' equity on the last day of the preceding eight fiscal quarters. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with our financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the repurchase facility and acceleration of all amounts owing under the repurchase facility and gives the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the repurchase facility and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.

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

Subject to maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we employ techniques that limit the adverse effects of rising interest rates on a portion of our short-term repurchase agreements and on a portion of the value of our assets. In general, our interest rate risk mitigation strategy depends on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our portfolio or the market. Our interest rate risk mitigation activity varies in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual interest rate risk mitigation decisions are determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated strategy. These techniques may include purchasing or selling futures contracts, entering into interest rate swap, interest rate cap or interest rate floor agreements, swaptions, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements.

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

The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Updated regulations have been promulgated by U.S. and foreign regulators to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We have determined that the securitization trusts that have issued certain of our Multi-Family MBS and Non-Agency RMBS are variable interest entities, or VIEs, of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within these securitization trusts. As a result, we are required to consolidate the underlying multi-family and residential mortgage loans or securities, as applicable, related debt, interest income and interest expense of the securitization trusts in our financial statements, although our actual investment in these securitization trusts generally represents a small percentage of the total assets of the trusts. We historically accounted for the Multi-Family MBS and Non-Agency RMBS in our investment portfolio through other comprehensive income, pursuant to which unrealized gains and losses on those MBS were reflected as an adjustment to stockholders’ equity. The fair value option, however, requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary be reflected through our consolidated earnings. As we continue to acquire subordinate Non-Agency RMBS and additional Multi-Family MBS assets in the future that are similar in structure and form to those already acquired, we may be required to consolidate the assets and liabilities of the issuing or securitization trusts and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

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

Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews and updates our investment guidelines and also reviews our investment portfolio but does not generally review or approve specific investments. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of RMBS, Multi-Family MBS, MSRs and other mortgage related investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would adversely affect our business operations and results. In addition, our Manager may invest in any investment on our behalf without restriction as to the dollar amount of such investment and generally without prior approval of our board of directors. Our Manager is generally permitted to invest our assets in its discretion, provided that such investments comply with our investment guidelines. Our Manager’s failure to generate attractive risk-adjusted returns on an investment which represents a significant dollar amount would adversely affect us. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

The incentive fee payable to our Manager under the management agreement is payable quarterly and is based on our core earnings and, therefore, may cause our Manager to select investments in more risky assets to increase its incentive compensation.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of core earnings. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on core earnings may lead our Manager to place undue emphasis on the maximization of core earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Core earnings is not a measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is defined in our management agreement in this Annual Report on Form 10-K.

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. All of our officers are employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, there can be no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and professionals. The initial term of our management agreement with our Manager only extends until January 18, 2021, with automatic one-year renewals thereafter. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

The management agreement with our Manager may be costly and difficult to terminate, including for our Manager’s poor performance.

The initial term of the Management Agreement ends on January 18, 2021. The Management Agreement automatically renews for successive one year terms beginning January 18, 2021 and each January 18 thereafter, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of the independent directors of the Board or by a vote of at least two-thirds of our outstanding shares of common stock, based upon a determination that (a) the Manager’s performance is unsatisfactory and materially detrimental to us or (b) the compensation payable to the Manager under the Management Agreement is not fair to us (provided that in the instance of (b), we shall not have the right to terminate the Management Agreement if the Manager agrees to continue to provide services under the Management Agreement at fees that at least two-thirds of the independent directors of the Board determine to be fair, provided further that in the instance of (b), the Manager will be afforded the opportunity to renegotiate its compensation prior to termination). We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from us “for cause” as described in the Management Agreement. In the event of a termination of the Manager other than a termination for cause, we are required to pay a termination fee to the Manager. The termination fee is equal to three times the sum of (a) the average annual Base Management Fee and (b) the average annual Incentive Fee, in each case, earned by the Manager during the 24-month period immediately preceding the effective date of termination, calculated as of the end of the most recently completed fiscal quarter before the effective date of termination. Our Manager may terminate the Management Agreement upon written notice delivered no later than 180 days prior to a renewal date.

Our Manager’s liability is limited under the management agreement and we have agreed to indemnify our Manager and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us, although our officers who are also employees of our Manager will have a fiduciary duty to us under the Maryland General Corporation Law, or the MGCL, as our officers. Under the terms of the management agreement, our Manager, its officers, members, managers, directors, personnel, trustees, partners, stockholders, equity holders, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, our directors, our stockholders or any partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, trustees, partners, stockholders, equity holders, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Our Manager is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

Our Manager is an investment adviser registered with the SEC and is subject to regulation by various regulatory authorities that are charged with protecting the interests of its clients, including us. Our Manager could be subject to civil liability, criminal liability or sanction, including revocation or denial of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of laws or regulations applicable to it. Any such liability or sanction could adversely affect its ability to manage our business.

There are conflicts of interest in our relationship with Hunt, including with our Manager and in the allocation of investment opportunities to Hunt affiliates and us, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interests arising out of our relationship with Hunt, including our Manager and its affiliates. Hunt owns approximately 9.5% of our outstanding common shares and, pursuant to our shareholder agreement, so long as Hunt and its affiliates own at least 5% of our outstanding common shares, Hunt will have the right to designate one designee to our board of directors. In addition, we are managed by our Manager, a Hunt affiliate, and our executive officers are employees of our Manager or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Hunt and their respective affiliates, will enable us to identify, adequately address or mitigate all potential conflicts of interest.

Risks Related to Our Securities

The market price and trading volume of our securities may vary substantially.

Our common stock is listed on the NYSE under the symbol “OAKS.” Our Series A Preferred Stock is listed on the NYSE under the symbol “OAKS-PRA.” Stock markets, including the NYSE, have experienced significant price and volume fluctuations over the past several years. As a result, the market price of our securities has been and is likely to continue to be similarly volatile, and investors in our securities have experienced since the initial offering of our securities and may continue to experience a decrease in the value of their securities. Accordingly, no assurance can be given as to the ability of our stockholders to sell their securities or the price that our stockholders may obtain for their securities.

Some of the factors that negatively affect the market price of our securities include:

•	changes in our dividend rates or frequency of payments thereof;

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s key personnel;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	trading prices of common and preferred equity securities issued by REITs and other similar companies;

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

As announced on March 16, 2018, the dividend to holders of our common stock will be paid monthly for the months of April, May and June, 2018 and will thereafter change to such dividends being paid on a quarterly basis in arrears. Thereafter, we intend to announce quarterly dividends in arrears on a quarterly basis for our common stock and continue to announce in advance monthly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend to holders of our common stock prior to September 15th of the following year, to achieve this result.

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

When we acquire (i) 100% of the expected loss exposure and all of the directing certificate holder’s rights in a K-Series trust; or (ii) 100% of the subordinated certificates issued by a securitization trust into which we sell loans, which certificates have the sole ability, inter alia, to foreclose against defaulting loans and have all of the interests in the trust’s expected loss disclosure; we may treat the full amount of loans in the trust as qualifying real estate. When we acquire less than 100% of the subordinated certificates in a K-Series trust (and accordingly have less than 100% of the trust’s expected loss exposure), we will treat our net investment amount in such trust as real estate related assets.

The foregoing treatments are not based on specific and particular guidance from the SEC staff. Accordingly, there can be no assurance that such treatments, particularly as to the treatment of the loans in a trust described by “(i)” or “(ii)” above as qualified real estate interests and in such amounts as described above, will continue to be appropriate. Additionally, we use our net investment amount in any K-Series trust (rather than the amount of loans in such trust) that is not described by “(i)” above when calculating whether we continue to meet the requirements of the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. If we were required to use the aggregate face amount of loans in any such K-Series trust in making such calculation, it is likely that the exclusion would no longer be available to us given the large amount of those loans vis-a-vis our current and expected holdings of other qualifying real estate interests. Similarly, if we were required to use the aggregate face amount of loans in future securitization trusts where we own 100% of the subordinated certificates but do not own the rights, inter alia, to foreclose against defaulting loans, it is likely that the exclusion would no longer be available to us as the aggregate amount of the loans in such securitization trust increases over time. If the SEC or its staff determines that any of these securities are not qualifying real estate interests or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exclusions or changes its interpretation of the above exclusions based on our methodology for calculating compliance or otherwise, we could be required to substantially restructure our activities including selling material amounts of our assets and to adopt changes to our investment strategy.

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

In order for us to maintain our REIT qualification for each taxable year after December 31, 2012, during the last half of any taxable year no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT and subject to certain exceptions, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our equity securities. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our equity securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has granted XL Investments Ltd an exemption from the 9.8% ownership limitation. As of March 1, 2018, XL Investments Ltd, together with XL Global, Inc., owned 14.1% of our common stock.

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

The “control share” provisions of the MGCL provide that holders of “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our common stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

◦	change our name;

◦	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

◦	increase or decrease the aggregate number of shares of stock that we have the authority to issue; and

◦	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue;

•	our liquidation and dissolution; and

•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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

XL Investments holds a significant interest in our outstanding common stock. As of March 1, 2018, XL Investments, together with XL Global, Inc., owned 14.1% of our common stock. As a result, XL Investments potentially has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. We have agreed with XL Investments that, for so long as XL Investments and any other of the XL group of companies collectively beneficially owns at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board meetings, but such observer has no right to vote at any such board meetings.

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

Under this definition, we are an “emerging growth company” and could remain an emerging growth company until as late as December 31, 2018. The market value of our common stock held by non-affiliates was $71.6 million at December 31, 2017.

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

To maintain our qualification as a REIT, we must satisfy five tests relating to the nature of our assets at the end of each calendar quarter. First, at least 75% of the value of our total assets must consist of cash, cash items, government securities and real estate assets, including certain mortgage loans and securities and debt instruments issued by publicly offered REITs. Second, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value or voting power. Third, no more than 5% of the value of our total assets can consist of the securities of any one issuer. Fourth, no more than 20% of our total assets can be represented by securities of one or more TRSs. Fifth, not more than 25% of our assets may consist of debt instruments issued by publicly offered REITs to the extent that such debt instruments constitute “real estate assets” for purposes of the 75% asset test described above only because of the express inclusion of “debt instruments issued by publicly offered REITs” in the definition. If we fail to comply with these requirements at the end of any calendar quarter, we will lose our REIT qualification unless we are able to qualify for certain statutory relief provisions, which may involve paying taxes and penalties. In order to comply with the asset tests, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and the amount available for distribution to our stockholders.

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

Finally, in the event that any debt instruments or mortgage-backed securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by us encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognized the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Certain apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

The Internal Revenue Code provides that a regular or a residual interest in a real estate mortgage investment conduit, or REMIC, is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded Agency RMBS-backed HARP loan program, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then the REIT may treat 80% of the interest in the REMIC as a real estate asset for the purpose of the REIT income and asset tests. Although the portion of the income from such a REMIC interest that does not qualify for purposes of the REIT 75% gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset and the income therefrom generally would not qualify for purposes of the 75% REIT gross income test, which could adversely affect our ability to satisfy the REIT income and asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to maintain our REIT qualification.

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

Our current TRS, and any future TRSs, will pay U.S. federal, state and local income tax on their respective taxable incomes, if any. We anticipate that the aggregate value of the securities of our TRS will be less than 20% of the value of our total assets (including our TRS securities). Furthermore, we intend to monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS-ownership limitations. In addition, we will review all our transactions with our TRS to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to continue to comply with the TRS-ownership limitation or to avoid application of the 100% excise tax discussed above.

Your investment has various U.S. federal income tax risks.

We urge you to consult your tax advisor concerning the effects of U.S. federal, state, local and foreign tax laws to you with regard to an investment in shares of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties. We maintain our corporate headquarters at 230 Park Avenue, 19th Floor, New York, NY 10169 in office space furnished to us by our Manager. We reimburse our Manager under the management agreement between us for lease and other related expenses incurred in furnishing us with our offices. We believe that our property is maintained in good condition and is suitable and adequate for our purposes.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not party to any litigation or legal proceeding or, to the best of our knowledge, any threatened litigation or legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “OAKS.” The following table sets forth, for the periods indicated during the calendar year 2016 and 2017, the high and low sale price of our common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$4.70	$3.92
Third Quarter	$4.98	$3.80
Second Quarter	$5.61	$4.58
First Quarter	$5.38	$4.52
Year Ended December 31, 2016
Fourth Quarter	$6.15	$4.81
Third Quarter	$6.19	$5.45
Second Quarter	$6.29	$4.86
First Quarter	$5.90	$3.82

On March 15, 2018, the last reported sales price for our common stock on the New York Stock Exchange was $3.37.

Holders

At December 31, 2017, there were 22,143,758 shares of our common stock outstanding. As of March 15, 2018, there were 24 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held through brokerage firms.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. We have paid full cumulative dividends on our preferred stock on a monthly basis since it was first issued in December 2013. From and after June 2018, the dividend on our common stock will be paid on a quarterly basis, a change from previously being paid on a monthly basis.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to declare and pay on a quarterly basis dividends to holders of our common stock and declare on a quarterly basis and pay monthly dividends to holders of our preferred stock and are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2018 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2016 through December 31, 2017:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 16, 2016	$0.06	April 15, 2016	April 28, 2016
March 16, 2016	$0.06	May 16, 2016	May 27, 2016
March 16, 2016	$0.06	June 15, 2016	June 29, 2016
June 15, 2016	$0.06	July 15, 2016	July 28, 2016
June 15, 2016	$0.06	August 15, 2016	August 30, 2016
June 15, 2016	$0.06	September 15, 2016	September 29, 2016
September 16, 2016	$0.06	October 17, 2016	October 28, 2016
September 16, 2016	$0.06	November 15, 2016	November 29, 2016
September 16, 2016	$0.06	December 15, 2016	December 29, 2016
November 9, 2016 (1)	$1.33	November 21, 2016	December 27, 2016
December 27, 2016	$0.05	January 17, 2017	January 30, 2017
December 27, 2016	$0.05	February 15, 2017	February 27, 2017
December 27, 2016	$0.05	March 15, 2017	March 30, 2017
March 16, 2017	$0.05	April 17, 2017	April 27, 2017
March 16, 2017	$0.05	May 15, 2017	May 30, 2017
March 16, 2017	$0.05	June 15, 2017	June 29, 2017
June 14, 2017	$0.05	July 17, 2017	July 28, 2017
June 14, 2017	$0.05	August 15, 2017	August 30, 2017
June 14, 2017	$0.05	September 15, 2017	September 28, 2017
September 15, 2017	$0.05	October 16, 2017	October 30, 2017
September 15, 2017	$0.05	November 15, 2017	November 29, 2017
September 15, 2017	$0.05	December 15, 2017	December 28, 2017

(1) One-time deficiency dividend, subject to stockholder election to receive entirely in stock or in cash. If no election was made, the entire dividend was paid in shares of common stock based on the average closing stock price of the Company for the ten trading days ending December 22, 2016. To the extent the cash alternative was oversubscribed, each stockholder electing the cash alternative received a pro-rata amount of cash and stock with such cash component being no less than $0.2655 per share. On December 27, 2016, the cash portion of the deficiency paid was $3,878,042 and the stock portion of the deficiency dividend was represented by the issuance of 2,936,864 common shares at a price of $5.28 per share.

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

As of December 31, 2017, we had repurchased 126,856 shares under the program for a total cost of $645,394. The Company did not purchase any common shares under the plan during the three months ended December 31, 2017.

Performance Graph

The following line graph sets forth, for the period from March 22, 2013 through December 31, 2017, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the Standard and Poor’s 500 Stock Index, or the S&P 500, and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the NAREIT Mortgage REIT Index.

Index	03/22/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Five Oaks Investment Corp	100	77	91	54	71	65
S&P 500	100	122	138	140	157	191
NAREIT Mortgage REIT Index	100	85	99	90	110	130

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

Balance Sheet Data(1) (2)

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Available-for-sale securities	$1,290,825,648	$870,929,601	$571,466,581	$368,315,738	$444,984,955
Mortgage loans held-for-sale	—	2,849,536	10,900,402	54,678,382	—
Multi-family loans held in securitization trusts	1,130,874,274	1,222,905,433	1,449,774,383	1,750,294,430	—
Residential loans held in securitization trusts	119,756,455	141,126,720	411,881,097	631,446,984	—
Mortgage servicing rights	2,963,861	3,440,809	4,268,673	—	—
Linked Transaction, net	—	—	—	60,818,111	33,352,562
Cash and cash equivalents	34,347,339	27,534,374	26,140,718	32,274,285	33,062,931
Other assets (2)	33,773,539	30,814,730	23,934,807	24,381,627	16,800,957
Total assets	$2,612,541,116	$2,299,601,203	$2,498,366,661	$2,922,209,557	$528,201,405
Repurchase agreements
Available-for-sale securities	1,234,522,000	804,811,000	509,231,000	544,614,000	412,172,000
Mortgage loans held-for-sale	—	—	9,504,457	50,263,852	—
FHLBI advances	—	—	49,697,000	—	—
Multi-family securitized debt obligations	1,109,204,743	1,204,583,678	1,364,077,012	1,670,573,456	—
Residential securitized debt obligations	114,418,318	134,846,348	380,638,423	432,035,976	—
Other liabilities	8,604,778	12,893,312	7,724,241	11,924,143	2,104,043
Total stockholders’ equity	145,791,277	142,466,865	177,494,528	212,798,130	113,925,362
Total liabilities and stockholders’ equity	$2,612,541,116	$2,299,601,203	$2,498,366,661	$2,922,209,557	$528,201,405

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2017, 2016, 2015, 2014 and 2013, assets of consolidated VIEs totaled $1,255,404,335, $1,369,120,941, $1,868,482,556, $2,389,784,101 and $0, respectively, and the liabilities of consolidated VIEs totaled $1,228,295,517, $1,344,404,080, $1,750,916,265, $2,180,936,221 and $0, respectively.

(2) Includes $11,275,263, $10,355,222, $8,174,638, $11,400,645 and $13,343,173 in restricted cash for December 31, 2017, 2016, 2015, 2014 and 2013, respectively; restricted cash represents our cash held by counterparties as collateral against our securities, derivatives and/or repurchase agreements.

Statement of Operation Data

$ in thousands, except per share data	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest income	$89,133	$93,122	$114,415	$45,813	$16,424
Interest expense	(68,994)	(69,533)	(83,105)	(27,841)	(2,244)
Net interest income	20,139	23,589	31,310	17,972	14,180
Other-than-temporary impairment	—	(725)	(3,636)	—	—
Other income (loss)	(2,574)	(16,088)	(10,102)	(3,123)	(6,052)
Total expenses	12,859	14,765	17,121	11,535	4,902
Net income (loss)	4,707	(7,990)	450	3,314	3,226
Net income (loss) attributable to common stockholders (basic and diluted)	1,185	(11,512)	(3,072)	426	3,182
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	1,185	(11,512)	(3,072)	426	3,182
Dividends declared on common stock	(11,904)	(29,899)	(19,875)	(18,230)	(10,083)
Weighted average number of shares of common stock	20,048,128	14,641,701	14,721,074	12,358,587	6,132,702
Basic and diluted income (loss) per share	0.06	(0.79)	(0.21)	0.03	0.52

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

Overview

We are a Maryland corporation that, together with our subsidiaries, is focused on investing on a leveraged basis in mortgage-backed securities, or MBS, mortgage loans and other real estate-related assets. Our capital has primarily been invested in Agency RMBS, with a particular focus on shorter duration Agency securities backed by hybrid ARMs. Additionally, we have continued to maintain exposure to Multi-Family MBS, principally through owning subordinated and first-loss tranches in Freddie Mac K-series securitizations. We have sought to do so while reducing our reliance on short-term repurchase agreement financing, including through the use of re-securitization, or re-REMIC, financings.

In January 2018 we entered into a series of transactions with subsidiaries of the Hunt Companies, Inc., a holding company that invests in businesses focused in the real estate and infrastructure markets, including investment management, mortgage banking, direct lending, loan servicing, asset management, property management, development, construction, consulting and advisory. We entered into a new management agreement with Hunt Investment Management, LLC, while another affiliate of Hunt purchased an ownership stake of approximately 9.5% through a combination of a privately-placed stock issuance and a purchase from our largest stockholder, XL Investments Ltd. The transactions are expected to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, and in particular direct access to Hunt’s significant pipeline of specified transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. Subject to our ability to put in place term repurchase facilities and/or collateralized loan obligations of the type Hunt has historically used to finance this asset class, we intend to transition the portfolio towards loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

Accordingly, in furtherance of our objective to provide attractive cash flow returns over time to our investors, our investment strategy is to invest in the following assets:

•
Transitional multi-family and other commercial real estate loans, which are floating-rate loans secured by multi-family and other commercial real estate properties that are not guaranteed by a U.S. Government sponsored entity, or securitizations backed by such loans;

•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS;

•
Agency RMBS, which are residential mortgage-backed securities, for which a U.S. Government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac, guarantees payments of principal and interest on the securities;

•	To a limited extent, Non-Agency RMBS, which are RMBS that are not issued or guaranteed by a U.S. Government-sponsored entity; and

•	Other mortgage-related investments, including mortgage servicing rights, or MSRs, CMBS, or other loans or securities backed by real estate.
We finance our current investments in Agency RMBS, Multi-Family MBS and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. We intend to finance our intended investments in transitional multi-family and other commercial real estate loans primarily through medium term borrowings structured either as repurchase agreements or secured loan facilities. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding these investments.

With effect from January 18, 2018, we are now externally managed and advised by Hunt Investment Management, LLC (“HIM”), pursuant to a management agreement between us and HIM, and the simultaneous termination of our previous management agreement with Oak Circle. As our Manager, HIM implements our business strategy, performs investment advisory services and activities with respect to our assets and is responsible for performing all of our day-to-day operations. HIM is an investment adviser registered with the SEC.

Pursuant to the terms of the new management agreement, we are required to pay our Manager an annual base management fee of 1.50% of Stockholders’ Equity (as defined in the management agreement, payable quarterly (0.375% per quarter) in arrears. Starting in the first full calendar quarter following January 18, 2019, we are also required to pay our Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over a hurdle rate of 8% per annum. We are required to reimburse the Manager for costs associated with (i) an allocable share of the costs of non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs and operations, (ii) our CFO, (iii) our general counsel, in each case, based on a percentage of his time spent on the Company's affairs. Such reimbursement is subject to a cap of 1.5% of the average Stockholders' Equity (as defined in the management agreement) for the applicable fiscal year. We are also required to reimburse the Manager for other costs and expenses associated with our operations, including but not limited to, the costs and expenses associated with our formation and capital raising activities, rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services and insurance.

On January 18, 2018, we and Oak Circle, entered into a Termination Agreement (“Termination Agreement”) pursuant to which we and Oak Circle agreed to mutually and immediately terminate that certain management agreement, dated May 16, 2012, by and between us and Oak Circle. Under the terms of the Termination Agreement, the termination of the management agreement with Oak Circle did not trigger, and Oak Circle was not paid, a termination fee by us. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the foregoing.

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

2017 Highlights

•	We reported an economic loss on common equity of 8.2%, comprised of a $1.09 decrease in net book value per share that more than offset a $0.60 dividend per common share.

•
We continued the reduction of our credit risk MBS exposure during 2017. We reduced our Non-Agency exposure from $12.8 million at December 31, 2016 to $4.4 million at December 31, 2017 (on a non-GAAP, combined basis), and reduced our Multi-Family MBS exposure from $91.5 million at December 31, 2016 to $27.4 million at December 31, 2017 (on a non-GAAP combined basis); since year end, we have sold $5.9 million of the remaining Multi-Family exposure. We also completed the sale of all remaining residential mortgage loans prior to year-end.

•
We continued to redeploy the capital released from selling down our credit exposure into Agency RMBS, which increased from $790.2 million at December 31, 2016 to $1,285.1 million at December 31, 2017.  In order to minimize the potential impact of interest rate volatility, the increase was composed of purchases of Agency hybrid-ARMs.

•	On June 16, 2017, we issued 4,600,000 shares of common stock, inclusive of the underwriters' overallotment option, for $4.60 per share, raising net proceeds of approximately $19.8 million.
The Hunt Transaction

On January 18, 2018, we announced a new strategic direction, and the entry into a new external management agreement with Hunt Investment Management, LLC, an affiliate of the Hunt Companies, Inc. ("Hunt") and the concurrent mutual termination of our management agreement with Oak Circle. Management by Hunt is expected to provide Five Oaks with a new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space and direct access to Hunt's significant pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. The new management agreement is expected to better align our interests with those of our new manager through an incentive fee arrangement and agreed upon limitations on manager expense reimbursements from us, as further described below. Pursuant to the terms of the termination agreement between Five Oaks and Oak Circle, the termination of the prior management agreement did not trigger, and Oak Circle was not paid, a termination fee by us. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

In connection with the transaction, an affiliate of Hunt purchased 1,539,406 shares of our common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 Five Oaks shares from our largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represents a 56.9% premium over the Five Oaks common share price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its currently held Five Oaks warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of Five Oaks outstanding common shares. Also in connection with the transaction, and as further described in Sections 10 hereof and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Five Oaks board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of Five Oaks and Michael P. Larsen President of Five Oaks.

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

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

As of December 31, 2017, we have determined that we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

We have elected the fair value option on the assets and liabilities held within each of the three trusts. In accordance with ASU 2014-13, we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of each trust is more observable, but in either case, the methodology results in the fair value of the assets of each trust being equal to the fair value of the respective trust's liabilities.

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at December 31, 2017 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $27.1 million as of December 31, 2017, which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of December 31, 2017, we had $2,612,541,116 of total assets on a GAAP basis, as compared to $2,299,601,203 as of December 31, 2016. A reconciliation of our net investment in the trusts with our consolidated financial statements as of December 31, 2017 and December 31, 2016 follows:

	December 31, 2017	December 31, 2016
Multi-family mortgage loans held in securitization trusts, at fair value(1)	$1,135,251,880	$1,227,523,075
Multi-family securitized debt obligations(2)	$1,113,556,782	$1,209,181,035
Net investment amount of Multi-Family MBS trusts held by us	$21,695,098	$18,342,040
Residential mortgage loans held in securitization trusts, at fair value(1)	$120,152,455	$141,597,866
Residential securitized debt obligations(2)	$114,738,735	$135,223,045
Net investment amount of residential mortgage loan trusts held by us	$5,413,720	$6,374,821

(1)    Includes related receivables
(2)    Includes related payables

Five Oaks Insurance

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, or the FHFA, published a Final Rule that amended FHLB membership regulations for captive insurance subsidiaries. Under the regulations, FOI was required to terminate its membership and repay its advances on or before February 19, 2017 in order to be eligible for timely full stock redemption. On July 18, 2016, the State of Michigan Department of Financial Services approved FOI's order for voluntary dissolution. All FHLBI advances were repaid and all of the FHLBI stock had been redeemed prior to the end of 2016.

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

On December 13, 2017, based on its outlook for economic activity, the labor market and inflation and weighing the uncertainties associated with this outlook, the Federal Reserve raised its target range for the federal funds rate to 1-¼ to 1-½ percent and on January 31, 2018, maintained the target range at 1-¼ to 1-½ percent. The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2018 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. Additionally, the Federal Reserve initiated its balance sheet normalization program in October 2017 that was announced in June 2017. This plan details the approach the FOMC intends to use to reduce the Federal Reserve's holding of Treasury and agency securities. For payments of principal that the Federal Reserve receives from its holdings of agency debt and mortgage-backed securities, the Committee anticipates that the cap will be $4 billion per month and will increase in steps of $4 billion in three-month intervals over 12 months until it reaches $20 billion per month. There is still considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

Changes in market interest rates.    With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our MBS and loan portfolio to decline; (2) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our MBS and loan portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into Eurodollar futures contracts or other derivative contracts as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our MBS and loan portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts; (2) the value of our MBS and loan portfolio to increase; (3) coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into Eurodollar futures contracts or other derivative contracts as part of our hedging strategy, the value of these agreements to decrease.

Credit risk.    We are subject to varying degrees of credit risk in connection with our Non-Agency RMBS and Multi-Family MBS investments. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results. Additionally, if the market’s view of credit risk deteriorates, or the yield required to invest in such credit risk increases, this will generally lead to an increase in credit spreads, and a resultant decline in the market prices of such assets, even if our estimate of expected losses does not change. In turn, this can be expected to lead to a reduction in our stockholders’ equity, and may also trigger margin calls under our repurchase agreements used to finance our credit sensitive assets.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity are net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. We previously noted a tightening trend in the balance sheet capacity of repurchase agreement counterparties due to a combination of higher capital requirements such as Basel III capital reforms, other regulatory restrictions, enhanced risk management and generally lower risk appetite among many financial institutions. Consequently, we have observed a reduced willingness of certain financial institutions to commit capital to support the trading of fixed income securities, and in turn, a consequent reduction in certain cases in the availability of financing for certain credit-sensitive MBS. We anticipate our primary sources of financing in 2018 will be repurchase agreements and other similar financing arrangements.

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

Changes in market value of our assets.    Other than residential mortgage loans that we previously owned, as discussed below, it is our business strategy to hold our target assets as long-term investments. As such, our investment securities (with the exception of Non-Agency RMBS IOs) are carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "Critical Accounting Policies" for further details. The primary exception to this accounting policy relates to residential mortgage loans, which we previously held with the intent to sell, either into a securitization transaction, or into the secondary market. We have elected the fair value option for mortgage loan assets, as well as Non-Agency RMBS IOs, and as such, changes in the market value of these assets will directly impact our earnings. In addition, to the extent that as a result of our purchase of subordinated securities issued by Multi-Family MBS and residential mortgage loan securitization trusts, we determine that we are the primary beneficiary of these trusts and accordingly consolidate their assets and liabilities; we have elected the fair value option in respect of these trusts. As such, changes in the market values of the consolidated trusts will also directly impact our earnings.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. As a result of the recent change in the presidential administration, we anticipate debate on residential housing and mortgage reform to continue into 2018 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Investment Portfolio

On a GAAP basis, we had increased our overall investments in MBS from $870.9 million as of December 31, 2016 to $1,290.8 million as of December 31, 2017. Within this total, on a year–over–year basis we had increased our Agency RMBS from $790.2 million to $1,285.1 million, decreased our Non-Agency RMBS from $7.6 million to $0.0 million and decreased our Multi-Family MBS from $73.1 million to $5.7 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments increased from $894.5 million as of December 31, 2016 to $1,316.9 million as of December 31, 2017. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a year–over–year basis we had increased our Agency RMBS from $790.2 million to $1,285.1 million, decreased our Non-Agency RMBS from $12.8 million to $4.4 million and decreased our Multi-Family MBS from $91.5 million to $27.4 million. As of December 31, 2017, on a GAAP and non-GAAP basis, our investment in residential mortgage loans decreased from $2.8 million at December 31, 2016 to $0.0 million December 31, 2017.

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

The following tables summarize certain characteristics of our investment portfolio as of December 31, 2017 and December 31, 2016 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

December 31, 2017

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	—	—	—	—	—	—	—	—
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—	—
Total Non-Agency RMBS	—	—	—	—	—	—	—	—

Multi-Family MBS	—	—	—	—	—	—	—	—
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—	6.86%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—	—
Total Multi-Family MBS	7,500	(1,714)	—	5,786	(44)	5,742	—	6.86%

Total/Weighted Average (GAAP)	$1,281,829	$21,614	$—	$1,303,443	$(12,617)	$1,290,826	2.65%	2.51%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	—	—	—	—	—	—	—	—
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—	—
Total Multi-Family MBS	30,137	(2,689)	—	15,991	5,704	21,695	1.03%	1.95%

Total/Weighted Average (non-GAAP)	$156,749	$(3,775)	$—	$27,055	$(960)	$26,095	0.59%	3.40%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—	6.86%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—	—
Total Multi-Family MBS	37,637	(4,403)	—	21,777	5,660	27,437	0.83%	3.26%

Total/Weighted Average (non-GAAP)	$1,438,578	$17,839	$—	$1,330,498	$(13,577)	$1,316,921	2.42%	2.53%

(1)    Weighted average coupon is presented net of servicing and other fees.
(2)    Average yield incorporates future prepayment assumptions as discussed in Note 2 to our consolidated financial statements.

December 31, 2016

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$—	$1,492	$(29)	$1,463	2.50%	1.89%
Hybrid RMBS	777,761	16,403	—	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	—	795,656	(5,466)	790,190	2.51%	2.12%

Non-Agency RMBS	4,394	(370)	(1,930)	2,094	235	2,329	0.93%	11.68%
Non-Agency MBS IO, fair value option	509,109	—	—	14,712	(9,448)	5,264	0.32%	11.03%
Total Non-Agency RMBS	513,503	(370)	(1,930)	16,806	(9,213)	7,593	0.32%	11.11%

Multi-Family MBS	—	—	—	—	—	—	—	—
Multi-Family MBS PO	100,908	(26,160)	—	74,748	(1,601)	73,147	—	6.77%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—	—
Total Multi-Family MBS	100,908	(26,160)	—	74,748	(1,601)	73,147	—	6.77%

Residential Mortgage Loans	2,850	—	—	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (GAAP)	$1,396,480	$(10,093)	$(1,930)	$890,077	$(16,298)	$873,779	1.53%	2.69%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	25	3,284	3.75%	5.00%
Non-Agency MBS IO, fair value option	157,629	—	—	7,805	(5,897)	1,908	0.39%	7.92%
Total Non-Agency RMBS	161,974	(1,086)	—	11,064	(5,872)	5,192	0.48%	7.06%

Multi-Family MBS	8,197	(2,690)	—	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	—	—	—	—	—	—	—	—
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	1,445	11,928	—	—
Total Multi-Family MBS	30,137	(2,690)	—	15,991	2,351	18,342	0.82%	1.54%

Residential Mortgage Loans	—	—	—	—	—	—	—	—

Total/Weighted Average (non-GAAP)	$192,111	$(3,776)	$—	$27,055	$(3,521)	$23,534	0.52%	3.80%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$1,458	$34	$—	$1,492	$(29)	$1,463	2.50%	1.89%
Hybrid RMBS	777,761	16,403	—	794,164	(5,437)	788,727	2.51%	2.12%
Total Agency RMBS	779,219	16,437	—	795,656	(5,466)	790,190	2.51%	2.12%

Non-Agency RMBS	8,739	(1,456)	(1,930)	5,353	260	5,613	2.33%	7.62%
Non-Agency MBS IO, fair value option	666,738	—	—	22,517	(15,345)	7,172	0.34%	9.95%
Total Non-Agency RMBS	675,477	(1,456)	(1,930)	27,870	(15,085)	12,785	0.36%	9.50%

Multi-Family MBS	8,197	(2,690)	—	5,508	906	6,414	3.01%	4.47%
Multi-Family MBS PO	100,908	(26,160)	—	74,748	(1,601)	73,147	—	6.77%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	1,445	11,928	—	—
Total Multi-Family MBS	131,045	(28,850)	—	90,739	750	91,489	0.19%	5.85%

Residential Mortgage Loans	2,850	—	—	2,867	(18)	2,849	4.06%	4.03%

Total/Weighted Average (non-GAAP)	$1,588,591	$(13,869)	$(1,930)	$917,132	$(19,819)	$897,313	1.41%	2.72%

(1)Weighted average coupon is presented net of servicing and other fees.
(2)Average yield incorporates future prepayment assumptions as discussed in Note 2 to our consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at December 31, 2017 do not include our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the three trusts is $27.1 million as of December 31, 2017. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2016 do not include our net investments in three Multi-Family MBS and prime jumbo residential mortgage loan securitization trusts; our maximum exposure to loss from consolidation of the three trusts was $24.7 million at December 31, 2016. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our MBS investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of December 31, 2017 and December 31, 2016, respectively:

	December 31, 2017	December 31, 2016
	Fair Value	Fair Value
Greater than one year and less than five years	1,209,914,656	418,701,976
Greater than or equal to five years	107,005,869	475,761,570
Total	$1,316,920,525	$894,463,546

The increase in shorter maturity assets is due to the continued redeployment of capital out of credit assets and into Agency hybrid-ARM securities.

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

Financing and other liabilities.    We enter into repurchase agreements to finance the majority of our Agency and Non-Agency RMBS and Multi-Family MBS. These agreements are secured by our Agency and Non-Agency RMBS and Multi-Family MBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of December 31, 2017, we had entered into repurchase agreements totaling $1,234.5 million, on a GAAP and non-GAAP basis.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2017 to December 31, 2017 and the period January 1, 2016 to December 31, 2016 on a GAAP and non-GAAP basis:

Period ended December 31, 2017	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2017 to December 31, 2017	$1,078,248,126	1,234,522,000	1,248,217,000

Period ended December 31, 2016	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to December 31, 2016	$624,238,314	804,811,000	804,811,000

As of December 31, 2016, we had closed all of our warehouse facilities that were structured as repurchase agreements secured by prime jumbo loans. As addressed under "Overview" above, we will for the foreseeable future no longer aggregate prime jumbo mortgage loans, and do not intend to maintain financing capacity to do so.

The following table summarizes the average balance , the end of period balance and the maximum balance at month-end of our repurchase agreements for Mortgage loans held-for-sale for the period from January 1, 2016 to December 31, 2016 on both a GAAP and non-GAAP basis:

Period ended December 31, 2016	Repurchase Agreements for Mortgage Loans Held-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2016 to December 31, 2016	$7,917,213	—	16,250,254

Hedging instruments.    Subject to maintaining our qualification as a REIT, we generally hedge as much of our interest rate risk as we deem prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition, and as the result of heightened volatility in financial markets, the results of our hedging activities during 2017 and 2016 did not always have such desired beneficial impact.

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

The following tables summarize our hedging activity as of December 31, 2017 and December 31, 2016:
December 31, 2017

Expiration Year	Contracts	Notional		Fair Value
Eurodollar Futures Contracts (Short Positions)
2018	2,740	$2,740,000,000		$1,714,500
2019	2,740	2,740,000,000		1,906,838
2020	2,740	2,740,000,000		1,238,650
2021	2,865	2,865,000,000		663,588
2022	3,270	3,270,000,000		(173,963)
Total	14,355	$14,355,000,000	(1)	$5,349,613

December 31, 2016

Expiration Year	Contracts	Notional	Fair Value
Eurodollar Futures Contracts (Short Positions)
2017	3,201	$3,201,000,000	$1,124,563
2018	2,941	2,941,000,000	2,737,863
2019	1,611	1,611,000,000	1,911,775
2020	1,583	1,583,000,000	1,491,450
2021	1,165	1,165,000,000	788,162
Total	10,501	$10,501,000,000	$8,053,813

(1)
The $14,355,000,000 total notional amount of Eurodollar futures contracts as of December 31, 2017 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between March 2018 and December 2022. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $825,000,000 as of December 31, 2017.

Stockholders’ Equity and Book Value Per Share

As of December 31, 2017, our stockholders’ equity was $145.8 million comprised of $37.2 million of preferred equity and $108.6 million of common equity, and our book value per common share was $4.91 on a basic and fully diluted basis. Our stockholders’ equity increased by $3.3 million compared to our stockholders’ equity as of December 31, 2016, while book value per common share declined by 18.2% from the previous year-end amount of $6.00. However, the increase in share count from 17,539,258 at December 31, 2016, to 22,143,758 at December 31, 2017, resulting from the June 16, 2017 follow-on equity raise, represents an increase of approximately 26.3%; as a result, book value per share is not directly comparable between the two periods. Unrealized gains and losses on AFS securities (except those related to Non-Agency RMBS IOs) are reflected in stockholders’ equity rather than in our consolidated statement of operations as a component of other comprehensive income, or OCI. The decrease in stockholders’ equity was the result of a combination of factors, which are further described in Results of Operations below. These factors included increased financing costs which contracted net interest margin; wider spreads on Agency hybrid-ARM securities relative to 15-year collateral, contributing to realized and unrealized losses on our investment portfolio and the aforementioned issuance of additional common stock at a price below book value, contributing to a dilution in book value per share.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” beginning on page F-9 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2017 and December 31, 2016:

Non-GAAP Basis	December 31, 2017
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans(2)	Unrestricted Cash(3)	Total
Market Value	$1,285,083,648	$27,437,098	$4,399,779	$3,977,804	$34,347,339	$1,355,245,668
Repurchase Agreements	(1,228,349,000)	(3,618,000)	(2,555,000)	—	—	(1,234,522,000)
Hedges	5,349,613	—	—	—	—	5,349,613
Other(4)	9,972,992	(3,286)	47,841	—	(451,351)	9,566,196
Restricted Cash and Due to Broker	10,151,800	—	—	—	—	10,151,800
Equity Allocated	$82,209,053	$23,815,812	$1,892,620	$3,977,804	$33,895,988	$145,791,277
% Equity	56.4%	16.4%	1.3%	2.7%	23.2%	100.0%

Non-GAAP Basis	December 31, 2016
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans(2)	Unrestricted Cash(3)	Total
Market Value	$790,190,232	$91,488,606	$12,784,707	$7,473,260	$27,534,374	$929,471,179
Repurchase Agreements	(755,221,000)	(42,277,000)	(7,313,000)	—	—	(804,811,000)
Hedges	7,050,943	1,002,870	—	—	—	8,053,813
Other(4)	5,811,542	(66,141)	191,955	14,293	(2,309,320)	3,642,329
Restricted Cash and Due to Broker	5,586,893	440,686	82,965	—	—	6,110,544
Equity Allocated	$53,418,610	$50,589,021	$5,746,627	$7,487,553	$25,225,054	$142,466,865
% Equity	37.5%	35.5%	4.0%	5.3%	17.7%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.

2.	Includes MSRs with a fair value of $3,977,804 and $4,623,725, respectively.

3.	Includes cash and cash equivalents.

4.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of December 31, 2017, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of these consolidated securitization trusts, due to amortization of the loans underlying the trusts. In addition, for the years ended December 31, 2017 and December 31, 2016, both interest income on residential loans held in securitization trusts and interest expense on residential securitized debt obligations were reduced relative to the prior year period due to de-consolidation of the JPMMT 2014-OAK4 trust during the period ended December 31, 2016. Consequently, our results of operations for the periods ended December 31, 2017 and December 31, 2016 are not directly comparable to the period ended December 31, 2015. Dividends declared per share of common stock in 2016 included an amount of $1.33 per share paid as a one-time deficiency dividend in December 2016.

The table below presents certain information from our Statement of Operations for the twelve months ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Interest income:
Available-for-sale securities	$29,521,893	$23,475,765	$24,298,156
Mortgage loans held-for-sale	72,160	430,986	2,097,702
Multi-family loans held in securitization trusts	54,271,017	58,587,780	68,016,595
Residential loans held in securitization trusts	5,103,853	10,585,191	19,986,204
Cash and cash equivalents	164,413	41,994	16,351
Interest expense:
Repurchase agreements - available-for-sale securities	(13,493,197)	(6,237,777)	(6,467,312)
Repurchase agreements - mortgage loans held-for-sale	—	(237,807)	(1,323,892)
Multi-family securitized debt obligations	(51,440,694)	(54,940,386)	(62,157,176)
Residential securitized debt obligations	(4,059,894)	(8,117,402)	(13,156,912)
Net interest income	20,139,551	23,588,344	31,309,716
Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(541,342)	(745,492)
Additional other-than-temporary credit impairment losses	—	(183,790)	(2,890,939)
Total impairment losses recognized in earnings	—	(725,132)	(3,636,431)
Other income:
Realized gain (loss) on sale of investments, net	(14,054,164)	(7,216,137)	(533,832)
Change in unrealized gain (loss) on fair value option securities	9,448,270	(4,683,410)	(1,041,649)
Realized gain (loss) on derivative contracts, net	2,219,719	(3,089,001)	(12,024,730)
Change in unrealized gain (loss) on derivative contracts, net	(2,704,413)	5,495,463	4,909,858
Realized gain (loss) on mortgage loans held-for-sale, net	(221,620)	94,187	1,216,314
Change in unrealized gain (loss) on mortgage loans held-for-sale	17,727	(151,023)	(197,179)
Change in unrealized gain (loss) on mortgage servicing rights	(487,856)	(827,864)	(671,957)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	3,353,365	(5,219,530)	6,097,000
Change in unrealized gain (loss) on residential loans held in securitization trusts	(961,100)	404,720	(8,153,474)
Other interest expense	(152,322)	(1,860,000)	—
Servicing income	922,094	932,424	211,878
Other income	46,262	32,276	85,726
Total other income (loss)	(2,574,038)	(16,087,895)	(10,102,045)
Expenses:
Management fee	2,215,050	2,472,353	2,774,432
General and administrative expenses	5,454,786	5,867,851	6,660,934
Operating expenses reimbursable to Manager	4,127,549	4,747,275	4,980,348
Other operating expenses	855,582	1,480,341	2,448,439
Compensation expense	205,585	197,452	256,608
Total expenses	12,858,552	14,765,272	17,120,761
Net income (loss)	4,706,961	(7,989,955)	450,479
Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(3,522,036)
Net income (loss) attributable to common stockholders	$1,184,925	$(11,511,991)	$(3,071,557)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,184,925	$(11,511,991)	$(3,071,557)
Weighted average number of shares of common stock outstanding	20,048,128	14,641,701	14,721,074
Basic and diluted income (loss) per share	$0.06	$(0.79)	$(0.21)
Dividends declared per share of common stock	$0.60	$2.04	$1.35

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Net Income Summary

For the year ended December 31, 2017, our net gain attributable to common stockholders was $1,184,925 or $0.06 basic and diluted net income per average share, compared with a net loss of $11,511,991 or $0.79 basic and diluted net loss per share, for the year ended December 31, 2016.  The principal drivers of this net gain variance are a decrease in total other income (loss) from $16,087,895 for the year ended December 31, 2016 to $2,574,038 for the year ended December 31, 2017, a decrease in total expenses from $14,765,272 in 2016 to $12,858,552 in 2017 and a decrease in impairment charges from $725,132 in 2016 to $0 in 2017, which in aggregate more than offset the year-over-year decrease in net interest income from $23,588,344 for the year ended December 31, 2016 to $20,139,551 for the year ended December 31, 2017.

Interest Income and Interest Expense

An important source of income is net interest income. For the years ended December 31, 2017 and December 31, 2016, our interest income was $89,133,336 and $93,121,716, respectively. Our interest expense was $68,993,785 and $69,533,372, respectively, for the years ended December 31, 2017 and December 31, 2016. The year-over year decrease in interest income was primarily the result of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts. The year-over-year decrease in interest expense was impacted by the effect of the reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts which served to offset the impact of higher funding costs as a result of multiple interest rate hikes throughout 2017.

Net Interest Income

For the years ended December 31, 2017 and December 31, 2016, our net interest income was $20,139,551 and $23,588,344, respectively, with the decrease primarily reflecting the increased funding costs and reduced balances of the consolidated trusts noted above.

Other Income (Loss)

For the year ended December 31, 2017, our other income (loss) represented a loss of $2,574,038, which primarily reflects the impact of three interest rate hikes enacted by the Federal Reserve and a one-time other interest expense provision, in turn generating net realized losses on sales of investments $14,054,164, net unrealized losses of $2,704,413 on interest rate hedges, net realized losses on mortgage loans of $221,620 and net unrealized losses on mortgage servicing rights of $487,856. Additionally, we incurred net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $961,100. We also incurred a $152,322 other interest expense related to the deficiency dividend payment. These losses in aggregate more than offset net unrealized gain on fair value option securities of $9,448,270, net realized gain on interest rate hedges of $2,219,719, net unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $3,353,365, net unrealized gain on mortgage loans of $17,727, net mortgage servicing income of $922,094 and net other income of $46,262. As noted earlier, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our consolidated statements of operations.

For the year ended December 31, 2016, our other income (loss) represented a loss of $16,087,895, which primarily reflected the impact of volatile interest rates, particularly in the first half of the year and the post-presidential election period, investment sales related to reduction in credit assets, Re-REMIC transactions effected during the year and a one-time other interest expense provision, in turn generating net realized losses on sales of investments $7,216,137, net realized losses of $3,089,001 on interest rate hedges, net unrealized losses on fair value option securities of $4,683,410 and net unrealized losses on mortgage servicing rights of $827,864. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,219,530 and net unrealized losses on mortgage loans of $151,023. We also incurred a $1,860,000 other interest expense related to the deficiency dividend payment. These losses in aggregate more than offset net unrealized gains on interest rate hedges of $5,495,463, net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $404,720, net realized gain on mortgage loans of $94,187, net mortgage servicing income of $932,424 and net other income of $32,276. As noted earlier, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our consolidated statements of operations.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $2,215,050 for the year ended December 31, 2017 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $10,643,502, of which $4,127,549 was payable to our Manager and $6,515,953 was payable directly by us.

For the year ended December 31, 2016, we incurred management fees of $2,472,353 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $12,292,919, of which $4,747,275 was payable to our Manager and $7,545,644 was payable directly by us.

Our general and administrative expenses represent the cost of legal, accounting, auditing and consulting services and declined as a result of reduced expenses attributable to the consolidated trusts during both the years ended December 31, 2017 and December 31, 2016 at $5,454,786 and $5,867,851, respectively.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2017 we did not recognize any OTTI losses. For the year ended December 31, 2016 we recognized $725,132 in OTTI losses. The lack of recognition of OTTI during the year ended December 31, 2017 reflected the sale of certain legacy Non-Agency RMBS, all of which had been sold at year end December 31, 2016. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Policies of the notes to our consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net gain attributable to common stockholders was $1,184,925 for the year ended December 31, 2017, after accounting for preferred stock dividends of $3,522,036, representing an annualized gain of 0.55% on average stockholders’ equity of $215,358,032. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the year ended December 31, 2017, our comprehensive loss attributable to common stockholders was $4,600,929 which included $5,785,854 in total OCI. This represents an annualized loss of 2.14% on average stockholders’ equity.

For the year ended year December 31, 2016, our net loss attributable to common stockholders was $11,511,991, after accounting for preferred stock dividends of $3,522,036, representing an annualized loss of 6.08% on average stockholders' equity of $189,211,689. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the year ended December 31, 2016, our comprehensive loss attributable to common stockholders was $20,384,850 which included $8,872,859 in total other comprehensive loss. This represents an annualized loss of 10.77% on average stockholders’ equity.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Net Income Summary

For the year ended December 31, 2016, our net loss attributable to common stockholders was $11,511,991 or $0.79 basic and diluted net loss per average share, compared with a net loss of $3,071,557 or $0.21 basic and diluted net loss per share, for the year ended December 31, 2015.  The principal drivers of this net loss variance are a decrease in net interest income from $31,309,716 for the year ended December 31, 2015 to $23,588,344 for the year ended December 31, 2016, an increase in total other income (loss) from $10,102,045 in 2015 to $16,087,895 in 2016, which in aggregate more than offset the year-over-year decrease in total expenses from $17,120,761 in 2015 to $14,765,272 in 2016 and a decrease in impairment charges from $3,636,431 in 2015 to $725,132 in 2016.

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

 Other Income (Loss)

For the year ended December 31, 2016, our other income (loss) represented a loss of $16,087,895, which primarily reflected the impact of volatile interest rates, particularly in the first half of the year and the post-presidential election period, investment sales related to reduction in credit assets, Re-REMIC transactions effected during the year and a one-time other interest expense provision, in turn generating net realized losses on sales of investments $7,216,137, net realized losses of $3,089,001 on interest rate hedges, net unrealized losses on fair value option securities of $4,683,410 and net unrealized losses on mortgage servicing rights of $827,864. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,219,530 and net unrealized losses on mortgage loans of $151,023. We also incurred a $1,860,000 other interest expense related to the deficiency dividend payment. These losses in aggregate more than offset net unrealized gains on interest rate hedges of $5,495,463, net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $404,720, net realized gain on mortgage loans of $94,187, net mortgage servicing income of $932,424 and net other income of $32,276. As noted earlier, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our consolidated statements of operations.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, and repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements including potential issuance of common or preferred stock. We currently finance Agency and Non-Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency RMBS and Multi-Family MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2017, we had unrestricted cash and cash equivalents of $34.3 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $27.5 million as of December 31, 2016.

As of December 31, 2017, net proceeds from repurchase agreements related to available-for-sale securities totaled $1,234.5 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.56%, on a GAAP and non-GAAP basis, which we used to finance our Agency RMBS, Non-Agency RMBS and Multi-Family MBS. As of December 31, 2017, we had an overall debt-to-equity ratio of 8.5:1 on a GAAP and non-GAAP basis, compared to 5.6:1 as of December 31, 2016. The increase is due primarily to the deployment of the June 2017 follow-on equity offering proceeds and portfolio reallocation in favor of Agency RMBS described earlier. The repurchase obligations mature and reinvest every 30 to 360 days. See "Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2017, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 14 of these lenders totaling $1,234.5 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of December 31, 2017, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 40%, and the weighted average haircut was 5.2% as of December 31, 2017. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended December 31, 2017, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

  Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of December 31, 2017, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of December 31, 2017, the fair value of these non-recourse liabilities aggregated to $1,223,623,061 and they are excluded from discussion and analysis of our leverage.

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

Contractual Obligations and Commitments

We entered into a contractual arrangement with our prior manager when we commenced operations on May 16, 2012. We entered into a new contractual arrangement with our new manager on January 18, 2018. Our Manager is entitled to receive a management fee and the reimbursement of certain expenses. Because our management agreement provides that our Manager is responsible for managing our affairs, our executive officers, who are employees of our Manager and not our employees, will not receive cash compensation from us for serving as our executive officers. We have no employees.

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2017 to December 31, 2017.

The following table summarizes our contractual obligations for borrowings under repurchase agreements at December 31, 2017:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	$1,234,522	1,234,522	—	—	—
Total contractual obligations(1)	$1,234,522	1,234,522	—	—	—

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

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2017.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we account for the related noncontingent liability at its fair value on our consolidated balance sheet as a liability; as of December 31, 2017, the amount of the liability recorded was $222,518. The maximum potential amount of future payments that we could be required to make under the outstanding backstop guarantees was $629,278,629. In accordance with ASC 450, Contingencies, any contingent liability must be recognized when its payment becomes probable and reasonably estimable; as of December 31, 2017, no such contingent liability was required to be recognized.

Distributions

We intend to to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We generally intend to make regular monthly distributions to holders of our preferred stock and quarterly distributions to holders of our common stock in an amount equal to all or substantially all of our taxable income. Although FOAC no longer aggregates and securitizes residential mortgages, it continues to generate taxable income from MSRs and other mortgage-related activities. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements, other debt payable and on our Series A Preferred Stock. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

We intend to announce quarterly dividends for our common stock in arrears and continue to announce monthly dividends in advance for our preferred stock. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On March 16, 2018, we announced that our board of directors declared monthly cash dividend rates for the second quarter of 2018 of $0.0200 per share of common stock.

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

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of December 31, 2017 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	December 31, 2017
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	4	3	58
Carrying Value/ Estimated Fair Value	$4,399,779	$27,437,098	$1,285,083,648
Amortized Cost	$11,063,922	$21,777,512	$1,297,656,350
Current Par Value	$126,612,386	$37,637,548	$1,274,329,317
Carrying Value to Current Par	3.5%	72.9%	100.8%
Amortized Cost to Current Par	8.7%	57.9%	101.8%
Net Weighted Average Coupon	0.48%	0.83%	2.66%
3 Month CPR(3)	11.1	NA	9.0

Non-Agency RMBS Characteristics

December 31, 2017(1)
Collateral Attributes:	Prime Jumbo New Issue
Weighted Average Loan Age (months)	44
Weighted Average Original Loan-to-Value	61.0%
Weighted Average Original FICO(4)	771
Weighted Average Loan Size	784.3
Current Performance:
60+ Day Delinquencies	0.7%
Average Credit Enhancement(5)	21.4%

	December 31, 2017(1)
Coupon Type	Carrying Value	% of Non-Agency RMBS
Fixed Rate	$4,399,779	100.0%
Collateral Type
Prime	$4,399,779	100.0%
Loan Origination Year
Post-2011	$4,399,779	100.0%

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at December 31, 2017 on a combined, non-GAAP basis.

2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at December 31, 2017 on a combined, non-GAAP basis.

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
The following table presents the rating of our Non-Agency RMBS at December 31, 2017, including our net investments in consolidated and residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

	December 31, 2017(1)
Current Rating(6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$1,095,627	24.9%
Not Rated	$3,304,152	75.1%

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at December 31, 2017 on a combined, non-GAAP basis:

	December 31, 2017(1)
Property Location	Fair Value	% of Non-Agency RMBS
California	$1,649,612	37.5%
Washington	$675,954	15.4%
Massachusetts	$376,827	8.6%
Florida	$277,627	6.3%
Tennessee	$192,021	4.4%

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

The following table presents the rating of our Multi-Family MBS at December 31, 2017, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

	December 31, 2017(1)
Current Rating	Fair Value	% of Multi-Family MBS
Rated BB-	$5,742,000	20.9%
Not Rated	$21,695,098	79.1%

The following table presents the weighted average life breakdown of our MBS investment portfolio at December 31, 2017, on a combined, non-GAAP basis:

Weighted Average Life Breakdown	Carrying Value
Greater than one year and less than five years	$1,209,914,656
Greater than or equal to five years	$107,005,869

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity tables projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2017.

December 31, 2017

Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value(2)
+1.00%	-84.72%	-0.57%
+0.50%	-42.36%	-0.20%
-0.50%	+42.36%	-0.13%
-1.00%	+84.72%	-0.64%

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.
The interest rate sensitivity table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points and falling 50 and 100 basis points. The cash flows associated with our portfolio of MBS for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions are made on the interest rate sensitive liabilities, which are assumed to relate to repurchase agreements, including anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2017. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at December 31, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2017, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2017. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 as a result of the material weaknesses described below.

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
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2017, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017 as a consequence of the material weaknesses described below.

As previously discussed in our 2016 10-K, in connection with our determination of an inability to offset net gains realized on certain hedging transactions in 2013 for federal income tax purposes with net capital losses realized in 2013 on the sale of certain securities, during the quarter ended September 30, 2016, management and our Audit Committee identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax-consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. We also recorded a charge of $1.86 million in the third quarter of 2016 for interest charges expected to be payable to the IRS following the payment of the dividend. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee have concluded that additional remediation measures described below continue to be necessary to enhance our control environment.

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

The material weakness consisted of a failure of our control over the critical timely review of account balances to determine whether the appropriate accounting policy and methodology had been applied, which in turn resulted in the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option at the inception of each transaction. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations for each of the quarter and year-to-date periods ended June 30, 2015 and September 30, 2015, respectively. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015. In connection with the preparation of our third quarter financial statements for the period ended September 30, 2017, we identified a further instance of a failure of our internal control over the depth and timeliness of review of account balances, specifically relating to the asset and liability balances of securitizations that we consolidate in our financial statements. A discrepancy between the liability balance reported in a consolidation workbook required an adjustment to the asset and liability balances during the preparation of our consolidated balance sheet for the period ended September 30, 2017. While the adjustment did not impact our stockholders' equity or our net income, if uncorrected, such a discrepancy could cause our reported total asset and total liability balances be inaccurate, possibly by material amounts.

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

To remediate the material weakness in our internal control over financial reporting related to timely review of account balances (and consequent deficiencies in our disclosure controls and procedures), we have continued to implement certain changes to the design of our internal controls. Specifically, we previously contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that has improved the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system was completed effective January 1, 2017, and we have substantially completed the process, with the assistance of an experienced financial reporting consultant, of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. We began the testing of controls during the fourth quarter, and also enhanced the timeliness and strengthened the review process in respect of consolidated trust account balances to ensure that the related control operated at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies.

We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while we believe meaningful progress has been made, and the new and enhanced systems and controls are now fully operational, we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls have been in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We intend that such remediation will be complete by December 31, 2018, but we cannot currently ascertain whether additional actions will be required, or the costs therefor.

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

ITEM 9B. OTHER INFORMATION.

The following discussion supplements and updates the discussions (the "Prior Discussion") contained in our prospectus dated January 17, 2017 under the heading “U.S. Federal Income Tax Considerations” and prospectus supplement dated October 13, 2017 under the heading “Supplemental U.S. Federal Income Tax Considerations” and supersedes the Prior Discussions to the extent the discussion below is inconsistent with the Prior Discussions. The Prior Discussions and the discussion below (collectively referred to as the "Tax Discussion") are subject to the qualifications set forth therein and below. The tax treatment of security holders will vary depending upon the holder’s particular situation, and the Tax Discussion addresses only holders that hold securities as a capital asset and does not deal with all aspects of taxation that may be relevant to particular holders in light of their personal investment or tax circumstances. The Tax Discussion also does not deal with all aspects of taxation that may be relevant to certain types of holders to which special provisions of the federal income tax laws apply, including:

•	dealers in securities or currencies;

•	traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;

•	banks and other financial institutions;

•	tax-exempt organizations;

•	certain insurance companies;

•	persons liable for the alternative minimum tax;

•	persons that hold securities as a hedge against interest rate or currency risks or as part of a straddle or conversion transaction;

•	non-U.S. individuals and foreign corporations; and

•	holders whose functional currency is not the U.S. dollar.

The statements in the Tax Discussion are based on the Code, its legislative history, current and proposed regulations under the Code, published rulings and court decisions. This summary describes the provisions of these sources of law only as they are currently in effect. All of these sources of law may change at any time, and any change in the law may apply retroactively. We cannot assure you that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement in this discussion to be inaccurate.

As supplemented and updated by this summary, and by the discussion in any applicable prospectus supplement, investors should review the discussion in the prospectus under the heading “Federal Income Tax Considerations” for a more detailed summary of the federal income tax consequences of the purchase, ownership, and disposition of our securities and our election to be subject to federal income tax as a REIT.

PROSPECTIVE INVESTORS SHOULD CONSULT THEIR TAX ADVISORS REGARDING THE U.S. FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP, AND DISPOSITION OF OUR SECURITIES.

Enactment of Tax Act

On December 22, 2017, the Tax Cut and Jobs Act, which we refer to as the "Tax Act", was enacted. The Tax Act makes major changes to the Code, including a number of provisions of the Code that may affect the taxation of REITs and the holders of their securities. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders is uncertain and may not become evident for some period of time. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on their investment.

Revised Individual Tax Rates and Deductions

The Tax Act adjusted the tax brackets and reduced the top federal income tax rate for individuals from 39.6% to 37%. In addition, numerous deductions were eliminated or limited, including the deduction for state and local taxes being limited to $10,000 per year. These individual income tax changes are generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the Tax Act, individuals, trusts, and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation, or sole proprietorship. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates) and certain other income items are eligible for the deduction. The deduction, however, is subject to complex limitations to its availability. As with the other individual income tax changes, the provisions related to the deduction are effective beginning in 2018, but without further legislation, they will sunset after 2025.

Graduated Corporate Tax Rates Replaced With Single Rate; Elimination of Corporate Alternative Minimum Tax

The Tax Act eliminated graduated corporate income tax rates with a minimum rate of 35% and replaced them with a single corporate income tax rate of 21% and reduced the dividends received deduction for certain corporate subsidiaries. The 21% rate may also apply to our net income for any taxable period in which we fail to qualify as a REIT. The Tax Act also permanently eliminated the corporate alternative minimum tax. These provisions are effective beginning in 2018.

Net Operating Loss Modifications

The Tax Act limited the net operating loss (“NOL”) deduction to 80% of taxable income (before the deduction). The Tax Act also generally eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law) but allows indefinite NOL carryforwards. The new NOL rules apply beginning in 2018.

Limitations on Interest Deductibility

The Tax Act limits the net interest expense deduction of a business to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. The Tax Act allows a real property trade or business to elect out of such limitation so long as it uses the alternative depreciation system which lengthens the depreciation recovery period with respect to certain property. The limitation with respect to the net interest expense deduction applies beginning in 2018.

Withholding Rate Reduced

The Tax Act reduced the highest rate of withholding with respect to distributions to non-U.S. holders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%. These provisions are effective beginning in 2018.

Potential Acceleration of Income Recognition

The Tax Act may require us to, in certain situations, include certain amounts in income no later than such amounts are reflected on certain of our financial statements. The application of this rule may require us to accrue income earlier than otherwise described in the prospectus. This provision is applicable to tax years beginning after December 31, 2017, but will apply only to taxable years beginning after December 31, 2018 with respect to income from a debt instrument issued with original issue discount.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors

Set forth below is information regarding the current members of our board of directors. The biographical information concerning such directors has been furnished by them to the Company. Age and other information are as of March 1, 2018. There are no family relationships between any director and executive officer.

Name	Age	Position Held with Us	Director Since
James C. Hunt	47	Chairman of the Board	2018
David Oston	59	Chief Financial Officer, Secretary, Treasurer and Director	2012
Neil A. Cummins(1)	63	Independent Director	2013
William A. Houlihan(1)	62	Independent Director	2013
Walter C. Keenan(1)	50	Independent Director	2015

(1)Currently a member of the audit committee, compensation committee and nominating and corporate governance committee. Mr. Houlihan is the chair of our audit committee. Mr. Keenan is the chair of our compensation committee. Mr. Cummins is chair of our nominating and corporate governance committee.

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

Biographical Information — Directors

James C. ("Chris") Hunt joined our Board in January 2018 and serves as our Chairman. Mr. Hunt has 25 years of experience in real estate, real estate finance and corporate governance and management. He currently serves as the CEO and President of Hunt Companies, Inc. and has been a member of the Hunt Companies Inc. Board of Directors since 2001. In addition, he serves as CEO and is on the Board of Directors of various subsidiaries and affiliates of Hunt Companies Inc. Mr. Hunt also oversees Hunt's private market real estate development and acquisition activities, which includes market rate residential properties and mixed-use retail developments. Mr. Hunt is responsible for establishing relationships with development and financial partners. Mr. Hunt began his career at Hunt in 1993 as Project Developer for Hunt's construction division, was later appointed Vice President, Executive Vice President and subsequently President. Mr. Hunt received a B.A. in Economics and an MBA from the University of Texas, Austin.

As a consequence of 25 years' experience in real estate, real estate finance and corporate governance and management, Mr. Hunt is well qualified to provide valuable advice to our board of directors in many important areas.

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

Mr. Houlihan graduated with an M.B.A. in Finance from New York University Graduate School of Business, and a B.S. in Accounting from Manhattan College. In addition, he was licensed as a Certified Public Accountant, but his license is currently inactive. Since January 2017, he has served as an adjunct professor at the Feliciano School of Business at Monclair State University.

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

Information About Executive Officers

Set forth below is information regarding our executive officers as of March 1, 2018. Each officer holds office at the pleasure of our board of directors and until their successors shall have been duly elected and qualified. There are no family relationships between any director and executive officer.

Name	Age	Position Held with Us
James P. Flynn	40	Chief Executive Officer
Michael Larsen	38	President
David Oston	59	Chief Financial Officer, Secretary, Treasurer and Director

Biographical Information - Executive Officers

James P. Flynn has been our Chief Executive Officer since January 2018. He has over 15 years' experience in the financial markets. Mr. Flynn currently serves as President and Chief Investment Officer of Hunt Mortgage Group, a wholly owned subsidiary of Hunt Companies, Inc., an affiliate of our Manager. Mr. Flynn joined Hunt Mortgage Group (formerly Centerline Capital Group) in 2007 and is a member of its executive management team and investment and credit committees. Prior to joining Hunt Mortgage Group, Mr. Flynn practiced law at Gibson Dunn & Crutcher LLP in its real estate practice group and prior to that Mr. Flynn was an investment banker at Lehman Brothers. Mr. Flynn received a B.S. in Finance and Accounting from the McDonough School of Business at Georgetown University, magna cum laude and JD from Columbia University Law School, Harlan Fiske Stone Scholar. Mr. Flynn is a member of the California State Bar, ULI, CREFC, MBA and NAREIM.

Michael Larsen has been our President since January 2018. He has over 15 years' experience in the financial markets. Mr. Larsen currently serves as Senior Managing Director, Chief Financial Officer and Chief Operating Officer of Hunt Mortgage Group, a wholly-owned subsidiary of the Hunt Companies, Inc., an affiliate of our Manager. Mr. Larsen joined Hunt Mortgage Group (formerly Centerline Capital Group) in 2002 and is a member of its executive management team and investment committee. Prior to joining Hunt Mortgage Group, Mr. Larsen worked in the real estate consulting and structured finance practices at Arthur Andersen. Mr. Larsen received a B.A. from the University of Pennsylvania and an MBA from Columbia University. Mr. Larsen has been a participant in the Real Estate Roundtable's TPAC and RECPAC committees and is a member of the MBA.

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

Based solely on our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that, during the year ended December 31, 2017, all of these filing requirements applicable to our directors, executive officers, and greater than 10% stockholders were complied with on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our executive officers for the year ended December 31, 2017.

Overview of Compensation Program and Philosophy

We have no employees. We are externally managed by our Manager pursuant to a management agreement between our Manager and us. Because the management agreement provides that our Manager is responsible for managing our affairs, our Manager provides us with all of the personnel required to manage our operations. As a result, our executive officers, all of whom were employees of our Manager for the year ended December 31, 2017, do not receive any cash compensation from us. Instead, we pay our Manager a management fee and our Manager uses the proceeds from the management fee, in part, to pay compensation to its officers and personnel, including our executive officers. We do not reimburse our Manager or its affiliates for the salaries and other compensation of their personnel other than our chief financial officer, general counsel and other corporate finance, tax, accounting, internal audit, legal risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, based on the percentage of time each spends on our affairs. Our Manager makes all decisions relating to the compensation of our executive officers based on such factors as our Manager may determine are appropriate.

Our Manager utilizes compensation programs that are designed, structured and implemented to align with our long-term strategic objectives. Specifically, our Manager’s compensation programs are designed to provide competitive compensation tied to strategic and financial results, differentially reward high performers, and provide an appropriate mix of cash and deferred compensation.

We did not pay any cash compensation to any of our executive officers, nor did we make any grants of plan-based awards, stock options or stock grants of any kind to them for the year ended December 31, 2017; however, we have adopted the Manager Equity Plan pursuant to which we make awards to our Manager which, in turn, grants such awards to its employees, officers, members (including our current executive officers), directors or consultants. We do not provide our executive officers with pension benefits, perquisites or other personal benefits. We do not have any employment agreements with any person and have no arrangements to make cash payments to our executive officers upon their termination from service as our officers or a change in control of the Company.

Certain Risks Related to Compensation

As noted above, we are externally managed by our Manager pursuant to the terms of the management agreement and we do not pay our executive officers any compensation. The base fee under the management agreement is calculated based on a percentage of stockholders’ equity and is payable quarterly in arrears. Calculation of the management fee is not primarily dependent upon our financial performance or the performance of our management, and thus the base management fee does not create an incentive for management to take excessive or unnecessary risks. Pursuant to the new management agreement we signed with our Manager on January 18, 2018, starting in the first full quarter commencing after the first 12-month anniversary of the signing, we are also required to pay out Manager an incentive fee of 20% of the excess of our Core Earnings (as defined in the management agreement) over a hurdle rate of 8% per annum. There is a risk that the introduction of an incentive fee can promote excessive and unnecessary risk. See risk factor entitled "The incentive fee payable to our Manager under the management agreement is payable quarterly and is based on our core earnings and, therefore, may cause our Manager to select investments in more risky assets to increase its incentive compensation," on page 24.

The initial term of the Management Agreement ends on January 18, 2021. The Management Agreement automatically renews for successive one year terms beginning January 18, 2021 and each January 18 thereafter, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of the independent directors of the Board or by a vote of at least two-thirds of our outstanding shares of common stock, based upon a determination that (a) the Manager’s performance is unsatisfactory and materially detrimental to us or (b) the compensation payable to the Manager under the Management Agreement is not fair to us (provided that in the instance of (b), we shall not have the right to terminate the Management Agreement if the Manager agrees to continue to provide services under the Management Agreement at fees that at least two-thirds of the independent directors of the Board determine to be fair, provided further that in the instance of (b), the Manager will be afforded the opportunity to renegotiate its compensation prior to termination). We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from us “for cause” as described in the Management Agreement. In the event of a termination of the Manager other than a termination for cause, we are required to pay a termination fee to the Manager. The termination fee is equal to three times the sum of (a) the average annual Base Management Fee and (b) the average annual Incentive Fee, in each case, earned by the Manager during the 24-month period immediately preceding the effective date of termination, calculated as of the end of the most recently completed fiscal quarter before the effective date of termination. Our Manager may terminate the Management Agreement upon written notice delivered no later than 180 days prior to a renewal date.

Insider Trading Policy

We maintain an insider trading policy, which prohibits short selling, dealing in publicly traded options and hedging or monetization transactions in our securities.

Director Compensation

Executive directors

A member of our board of directors who is also an employee of our Manager or any of our or its affiliates is referred to as an executive director. David Oston is our only executive director. Executive directors do not receive cash compensation for serving on our board of directors. However, we have adopted the Manager Equity Plan pursuant to which we make awards to our Manager, which in turn, grants such awards to its employees, officers, members (including our current officers), directors or consultants. The purpose of any such grants will be to encourage their respective individual efforts toward our continued success, long-term growth and profitability and to reward and retain them.

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

Director Compensation for 2017

The table below sets forth the compensation paid to each individual serving as a non-executive director at any time during 2017*.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Neil A. Cummins	$60,000	$6,495	$3,750	$70,245
William A. Houlihan	65,000	6,495	3,750	75,245
Walter C. Keenan	60,000	6,495	1,950	68,445

*	Columns for “Option Awards,” “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.

(1)
The amounts in this column reflect the aggregate grant date fair value of grants of restricted stock to each listed director on October 18, 2017, calculated in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the year ended December 31, 2017. As of December 31, 2017, each of Messrs. Cummins, Houlihan and Keenan held 1,500 unvested shares of restricted stock (and Messrs. Cummins and Houlihan each held 6,000 shares of formerly restricted stock that vested prior to such date and Mr. Keenan held 3,000 shares of formerly restricted stock that vested prior to such date).

(2)	The amounts in this column reflect dividends paid in 2017 on all vested and unvested shares of restricted stock held by the directors in the table.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2017, Messrs. Cummins, Houlihan and Keenan were members of our compensation committee. Each of the members of the compensation committee is (and was during his service in 2017) an independent director. No member of the compensation committee at any time during 2017 was an officer or employee of the Company or any of its subsidiaries during 2016, and no such individual was formerly an officer of the Company or any of its subsidiaries or was a party to any disclosable related person transaction involving the Company. During 2017, none of the executive officers of the Company has served on the board of directors or on the compensation committee of any other entity that has or had executive officers that served as a member of the board of directors or compensation committee of the Company.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis herein with management and, based on such review and discussion, has recommended to our board of directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

March 16, 2018

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

The following information is with respect to our Manager Equity Plan as of December 31, 2017:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	724,418
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	724,418

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock and 8.75% Series A Cumulative Redeemable Preferred Stock, or Preferred Stock, as of March 1, 2018, by: (1) each director of the Company, (2) each executive officer of the Company, (3) all directors and executive officers of the Company as a group, and (4) all persons known by us to be beneficial owners of more than 5% of any class of our voting securities.

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

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of each of the individuals listed below is the address of our principal executive office, 230 Park Avenue, 19th Floor, New York, New York 10169. None of our shares of common stock beneficially owned by any of our directors or executive officers have been pledged as security.

Beneficial Ownership Table

Name of Beneficial Owner	Shares of Common Stock Owned	Percentage of Common Stock Owned	Shares of Preferred Stock Owned	Percentage of Preferred Stock Owned
5% Holders
XL Investments Ltd(1)	3,330,550	14.06%	—	—
XL Global, Inc.(2)	10,230	*	—	—
Hunt Companies Equity Holdings LLC(3)	2,249,901	9.50%	—	—
Directors and Executive Officers(4)
James P. Flynn	—	*	—	—
James C. Hunt	—	*	—	—
Michael Larsen	—	*
David Oston	40,352	*	—	—
Neil A. Cummins	22,294	*	—	—
William A. Houlihan	40,293	*	—	—
Walter C. Keenan	11,511	*	—	—
All directors and executive officers as a group (seven persons)	114,450	0.48%	—	—

* Represents less than 1% of the shares of our common stock outstanding.

(1)
XL Investments Ltd, or XL Investments, is the record owner of 3,330,550 shares of common stock. XL Group Ltd is the ultimate parent holding company of XL Investments and indirectly owns all of the equity interests of XL Investments. XL Group Ltd is a Bermuda exempted company whose ordinary shares are listed on the NYSE. The address for XL Investments is One Bermudiana Road, Hamilton HM08, Bermuda. Pursuant to an agreement dated January 18, 2018, with affiliates of Hunt Companies, Inc., XL Investments agreed to terminate warrants to purchase 3,753,492 shares of common stock held by XL Investments.

(2)
XL Global is the record owner of 10,230 shares of common stock. XL Group Ltd is the ultimate parent holding company of XL Global and indirectly owns all of the equity interests of XL Global. XL Group Ltd. is a Bermuda exempted company whose ordinary shares are listed on the NYSE. The address for XL Global is 200 Liberty Street, 22nd Floor, New York, New York 10281.

(3)
Pursuant to the terms of a securities purchase agreement with us dated January 18, 2018, Hunt Companies Equities Holdings LLC, or Hunt CE Holdings LLC, agreed to purchase 1,539,406 shares of common stock for an aggregate purchase price of $7,342,967. In addition, pursuant to the terms of a share purchase agreement dated January 18, 2018, between Hunt CE Holdings LLC and XL Investments, Hunt CE Holdings LLC agreed to purchase 710,495 shares of common stock for an aggregate purchase price of $3,389,061.

(4)	Excludes David C Carroll and Kian Fui (Paul) Chong, who as of March 1, 2018, were no longer directors or officers of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Management Agreement

On January 18, 2018, we entered a new management agreement with HIM, which replaced the previous management agreement we had executed on May 16, 2012, with Oak Circle Capital Partners LLC, pursuant to which our Manager provides for the day-to-day management of our operations. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. All of our executive officers are employees of our Manager, or affiliates thereof. Pursuant to the prior management agreement, we paid our Manager a monthly management fee and reimbursed our prior Manager for certain expenses. For the years ended December 31, 2017 and 2016, the Company incurred management fees under the management agreement of $2,215,050 and $2,472,353, respectively. In addition, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including accounting services, auditing and tax services, technology and office facilities, operations, compliance, legal and filing fees, and miscellaneous general and administrative costs, including the cost of non-investment management personnel of the Manager who spend all or a portion of their time managing the Company’s affairs. For the years ended December 31, 2017 and 2016, the Company incurred reimbursable expenses of $4,127,549 and $4,747,275, respectively.

Relationship with the XL Group of Companies

XL Investments, an indirect wholly owned subsidiary of XL Group Ltd, purchased $25.0 million of our shares of common stock in May 2012. As part of its investment in May 2012, XL Investments also agreed to make an additional investment in us of up to $25.0 million, subject to certain conditions and over a period of time. The conditions were deemed satisfied upon the closing of our IPO, and accordingly XL Investments accelerated the timing of its investment and bought $25.0 million of our common stock in a concurrent private placement at the IPO price, or 1,666,667 shares. Pursuant to a share purchase agreement dated January 18, 2018, XL Investment agreed to sell 710,495 shares to Hunt Companies Equities Holdings, LLC. Accordingly, as of March 1, 2018, XL Investments owned 14.06% of our common stock. Despite the reduction in the number of shares of our common stock owned by, and an agreement to terminate all of the warrants previously held by, XL Investments, it maintains a significant ownership stake in us and therefore, XL Investments will continue to have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

We have agreed with XL Investments that, for so long as XL Investments and any other of the XL group of companies collectively beneficially own at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board of directors' meetings but such observer will have no right to vote at any board of directors meeting. The board observer will be indemnified by us to the same extent as our directors.

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

Relationship with the Hunt Companies, Inc. Group of Companies

On January 18, 2018, we entered into a series of transactions with affiliates of the Hunt Companies, Inc. ("Hunt"). Having simultaneously agreed to terminate the management agreement with our prior manager, Oak Circle Capital Partners, LLC, we entered into a new management agreement with Hunt Investment Management, LLC ("HIM"), pursuant to which HIM provides for the day-to-day management of our operations. Additionally, another affiliate of Hunt purchased 1,539,406 shares of our common stock in a private placement, and purchased a further 710,495 shares of common stock from XL Investments, resulting in Hunt owning an aggregate of 9.50% of our common stock upon closing of the transaction. Hunt Mortgage Group, another affiliate of Hunt, has granted a right of first offer on certain commercial real estate or multi-family loans which are floating-rate and bridge or transitional in nature.

As a consequence of affiliates of Hunt serving as our Manager, maintaining a significant ownership stake in us, and originating loans and credit risk securities that we will purchase and hold on our balance sheet, the potential exists for conflicts of interest to arise in our relationship with Hunt. In addition, after an initial grace period of 12 months, we will be required to pay our Manager an incentive fee if our core earnings (as defined in our management agreement) exceed a hurdle rate of 8% per annum. This may encourage our Manager to take excessive risks with our investment, hedging or business strategies in order to manage our core earnings such that they will exceed the hurdle rate, and therefore that an incentive fee will be payable. Our board of director's is responsible for supervising our Manager, and ensuring that in managing our day-to-day operations, our Manager does so in a manner that appropriately addressees any potential conflicts of interest. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Hunt and their respective affiliates, will enable us to identify, adequately address or mitigate all potential conflicts of interests.

We entered into a Shareholder Agreement with Hunt Companies Equity Holdings, LLC ("HCEH") pursuant to which, the Company granted HCEH the right to designate one designee to the Company's Board. The right granted to HCEH expires at such time as HCEH's and its affiliates "beneficial ownership" of the Company's common stock as determined pursuant to Rule 13d-3 under the Exchange Act of 1934, is less than 5%.

Registration Rights Agreements

We have entered into a registration rights agreement with XL Investments, our Manager, Messrs. Carroll, Chong and Oston, and Darren Comisso and Thomas Flynn (executive officers of our prior Manager) pursuant to which we have agreed to register the resale of shares of common stock owned by XL Investments and its transferees, any shares of common stock owned from time to time by Messrs. Carroll, Chong, Comisso, Flynn and Oston and their transferees and any shares of common stock and warrants that we may grant to our Manager under the Manager Equity Plan, which we collectively refer to as the registrable securities. Pursuant to the registration rights agreement, XL Investments and its affiliated transferees have the right to demand that we cause their registrable securities to be registered for resale on a registration statement. All other holders of registrable securities have the option to include their registrable securities in such registration statement and we must maintain the effectiveness of such registration statement until all the registrable securities are sold under a shelf registration statement or another registration statement, or until all the registrable securities are eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, without volume limitation or other restrictions on transfer; however, XL Investments and its affiliated transferees are limited to two demand registrations. The registration rights agreement also requires us to file a “shelf registration statement” for the remaining registrable securities as soon as practicable after we become eligible to use Form S-3, and we must maintain the effectiveness of this shelf registration statement until all the registrable securities have been sold under the shelf registration statement or sold pursuant to Rule 144 under the Securities Act. On April 29, 2016, we filed a “shelf registration statement” for the registrable securities, which was declared effective by the SEC on July 20, 2016.

On January 18, 2018, we entered into an additional registration rights agreement with Hunt Companies Equity Holdings, LLC, pursuant to which we agreed to register the resale of shares of common stock owned by Hunt Companies Equity Holdings, LLC. Pursuant to the registration rights agreement, Hunt Companies Equity Holdings, LLC, and its affiliated transferees were provided with certain demand and piggyback registration rights in respect of shares of our common stock owned or subsequently acquired by them.

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

As a result of such reviews, as well as the directors’ responses to the Company’s questionnaire with respect to independence matters, our board of directors has affirmatively determined that all persons who served as directors of the Company during any part of the 2017 calendar year, and all current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Carroll, the Company’s Chief Executive Officer and President prior to January 18, 2018, Mr. Oston, the Company’s Chief Financial Officer, Secretary and Treasurer, and Mr. Hunt, the Company's Chairman of the Board. Each individual who was a member of the Company’s audit committee, compensation committee, and nominating and corporate governance committee during any part of the 2017 calendar year has been determined by our board of directors to be independent in accordance with such standards as well. In determining that each director other than Messrs. Hunt, Carroll and Oston are independent, in addition to confirming that none of the automatic disqualifications prescribed by the NYSE are applicable to such persons, the board of directors also affirmatively determined that each such person has no direct or indirect material relationship with the Company or its subsidiaries.

As none of Messrs. Cummins, Houlihan or Keenan had or has any direct or indirect relationship with the Company or its subsidiaries, they were each deemed to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES BILLED BY THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fees and expenses paid to our principal accountant, Grant Thornton LLP, for the years ended December 31, 2017 and 2016 consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees(1)	$806,660	$622,980
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$806,660	$622,980
(1)Represents fees and expenses for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, statutory audits, and advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.

PRE-APPROVAL POLICY

The audit committee charter provides that the audit committee of our board of directors shall pre-approve all audit services, audit-related tax services and other permitted services to be performed for us by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and PCAOB the audit committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. During 2017, all of the above services were approved by the audit committee in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	Financial Statements.

(b)	Exhibits.
The Exhibits listed in the Exhibit Index, which appear immediately following the signature pages, are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K.

(c)	Schedules.
Schedule IV - Mortgage Loan on Real Estate

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

4.3
Warrant Termination Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and XL Investments Ltd. (incorporated by reference to Exhibit 4.1 to Five Oaks Investment Corp. Current Report on From 8-K (File No. 0001-35845), which was filed with the Securities and Exchange Commission on January 18, 2018).

10.1†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1).

10.2	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

10.3
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Five Oaks Investment Corp. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35845), which was filed with the Securities and Exchange Commission on March 3, 2016 (the "2015 Form 10-K").

10.4
Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1).

10.5	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 to the IPO S-11).

10.6
Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.7
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

10.8	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the 2014 February 8-K).

10.9
Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “2014 August 8-K”)).

10.10	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the 2014 August 8-K).

10.11
Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the 2014 August 8-K).

10.12	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the 2014 August 8-K).

10.13
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

10.14
Assignment, Assumption and Recognition Agreement dated as of October 9, 2014, by and among J.P. Morgan Acceptance Corporation I, J.P. Morgan Mortgage Trust 2014-OAK4, J.P. Morgan Mortgage Acquisition Corp. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the 2014 October 8-K).

10.15
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

10.16
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

10.17
Mortgage Loan Purchase and Sale Agreement, dated as of December 23, 2014, between Five Oaks Acquisition Corp. and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 12, 2015 (the “2015 January 8-K”)).

10.18
Certificate Purchase Agreement, dated December 22, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Five Oaks Acquisition Corp. and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.2 to the 2015 January 8-K).

10.19
Indemnity Letter, dated December 23, 2014, among Five Oaks Investment Corp., Credit Suisse Securities (USA) LLC and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.3 to the 2015 January 8-K).

10.20
Pooling And Servicing Agreement, dated as of December 1, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Christiana Trust, Select Portfolio Servicing, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the 2015 January 8-K).

10.21	Master Repurchase Agreement, dated as of December 30, 2014, between Bank of America, N.A. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the 2015 January 8-K).

10.22	Guaranty, dated as of December 30, 2014, by Five Oaks Investment Corp., to and for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the 2015 January 8-K).

10.23
Equity Distribution Agreement, dated as of October 13, 2017, by and between Five Oaks Investment Corp., Oak Circle Capital Partners LLC and JMP Securities LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845) which was filed with the Securities and Exchange Commission on October 13, 2017).

10.24
Equity Distribution Agreement, dated as of October 13, 2017, by and between Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Landenburg Thalman & Co. Inc. (incorporated by reference to Exhibit 10.2 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845) which was filed with the Securities and Exchange Commission on October 13, 2017).

10.25
Management Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Investment Management LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2018).

10.26
Securities Purchase Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.2 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2018).

10.27
Registration Rights Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.3 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2018).

10.28
Shareholder Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.4 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2018).

10.29
Termination Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC (incorporated by reference to Exhibit 10.5 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2018).

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Five Oaks Investment Corp.*

23.1	Consent of Grant Thornton LLP *

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

†Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE OAKS INVESTMENT CORP.

March 16, 2018	/s/ James C. Hunt
James C. Hunt
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Hunt	Chairman of the Board	March 16, 2018
James C. Hunt

	Chief Financial Officer, Treasurer, Secretary and	March 16, 2018
/s/ David Oston	Director (Principal Financial Officer and Principal
David Oston	Accounting Officer)

/s/ Neil A. Cummins	Director	March 16, 2018
Neil A. Cummins

/s/ William Houlihan	Director	March 16, 2018
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 16, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Five Oaks Investment Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Five Oaks Investment Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2012.

New York, New York
March 16, 2018

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	12/31/2017(1)	12/31/2016(1)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,295,225,428 and $876,121,505 for December 31, 2017 and December 31, 2016, respectively)	$1,290,825,648	$870,929,601
Mortgage loans held-for-sale, at fair value	—	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,130,874,274	1,222,905,433
Residential loans held in securitization trusts, at fair value	119,756,455	141,126,720
Mortgage servicing rights, at fair value	2,963,861	3,440,809
Cash and cash equivalents	34,347,339	27,534,374
Restricted cash	11,275,263	10,355,222
Deferred offering costs	179,382	96,489
Accrued interest receivable	8,852,036	7,619,717
Investment related receivable	7,461,128	3,914,458
Derivative assets, at fair value	5,349,613	8,053,813
Other assets	656,117	775,031

Total assets	$2,612,541,116	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,234,522,000	$804,811,000
Multi-family securitized debt obligations	1,109,204,743	1,204,583,678
Residential securitized debt obligations	114,418,318	134,846,348
Accrued interest payable	6,194,464	5,467,916
Dividends payable	39,132	39,132
Deferred income	222,518	203,743
Due to broker	1,123,463	4,244,678
Fees and expenses payable to Manager	752,000	880,000
Other accounts payable and accrued expenses	273,201	2,057,843

Total liabilities	2,466,749,839	2,157,134,338

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,143,758 and 17,539,258 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	221,393	175,348
Additional paid-in capital	224,048,169	204,264,868
Accumulated other comprehensive income (loss)	(15,054,484)	(9,268,630)
Cumulative distributions to stockholders	(104,650,235)	(89,224,194)
Accumulated earnings (deficit)	4,069,462	(637,499)

Total stockholders' equity	145,791,277	142,466,865

Total liabilities and stockholders' equity	$2,612,541,116	$2,299,601,203

(1)
Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIE's) as the Company is the primary beneficiary of these VIEs. As of December 31, 2017 and December 31, 2016, assets of consolidated VIEs totaled $1,255,404,335 and $1,369,120,941, respectively, and the liabilities of consolidated VIEs totaled $1,228,295,517 and $1,344,404,080, respectively

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues:
Interest income:
Available-for-sale securities	$29,521,893	$23,475,765	$24,298,156
Mortgage loans held-for-sale	72,160	430,986	2,097,702
Multi-family loans held in securitization trusts	54,271,017	58,587,780	68,016,595
Residential loans held in securitization trusts	5,103,853	10,585,191	19,986,204
Cash and cash equivalents	164,413	41,994	16,351
Interest expense:
Repurchase agreements - available-for-sale securities	(13,493,197)	(6,237,777)	(6,467,312)
Repurchase agreements - mortgage loans held-for-sale	—	(237,807)	(1,323,892)
Multi-family securitized debt obligations	(51,440,694)	(54,940,386)	(62,157,176)
Residential securitized debt obligations	(4,059,894)	(8,117,402)	(13,156,912)
Net interest income	20,139,551	23,588,344	31,309,716
Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(541,342)	(745,492)
Additional other-than-temporary credit impairment losses	—	(183,790)	(2,890,939)
Total impairment losses recognized in earnings	—	(725,132)	(3,636,431)
Other income:
Realized gain (loss) on sale of investments, net	(14,054,164)	(7,216,137)	(533,832)
Change in unrealized gain (loss) on fair value option securities	9,448,270	(4,683,410)	(1,041,649)
Realized gain (loss) on derivative contracts, net	2,219,719	(3,089,001)	(12,024,730)
Change in unrealized gain (loss) on derivative contracts, net	(2,704,413)	5,495,463	4,909,858
Realized gain (loss) on mortgage loans held-for-sale, net	(221,620)	94,187	1,216,314
Change in unrealized gain (loss) on mortgage loans held-for-sale	17,727	(151,023)	(197,179)
Change in unrealized gain (loss) on mortgage servicing rights	(487,856)	(827,864)	(671,957)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	3,353,365	(5,219,530)	6,097,000
Change in unrealized gain (loss) on residential loans held in securitization trusts	(961,100)	404,720	(8,153,474)
Other interest expense	(152,322)	(1,860,000)	—
Servicing income	922,094	932,424	211,878
Other income	46,262	32,276	85,726
Total other income (loss)	(2,574,038)	(16,087,895)	(10,102,045)
Expenses:
Management fee	2,215,050	2,472,353	2,774,432
General and administrative expenses	5,454,786	5,867,851	6,660,934
Operating expenses reimbursable to Manager	4,127,549	4,747,275	4,980,348
Other operating expenses	855,582	1,480,341	2,448,439
Compensation expense	205,585	197,452	256,608
Total expenses	12,858,552	14,765,272	17,120,761
Net income (loss)	4,706,961	(7,989,955)	450,479
Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(3,522,036)
Net income (loss) attributable to common stockholders	$1,184,925	$(11,511,991)	$(3,071,557)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,184,925	$(11,511,991)	$(3,071,557)
Weighted average number of shares of common stock outstanding	20,048,128	14,641,701	14,721,074
Basic and diluted income (loss) per share	$0.06	$(0.79)	$(0.21)
Dividends declared per weighted average share of common stock	$0.60	$2.04	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income (loss)	4,706,961	$(7,989,955)	$450,479
Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	(13,268,331)	(3,824,461)	(14,776,266)
Reclassification adjustment for net gain (loss) included in net income (loss)	7,482,477	(5,589,740)	1,969,108
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	541,342	745,492
Reclassification cumulative adjustment for Linked Transactions	—	—	4,457,544
Total other comprehensive income (loss)	(5,785,854)	(8,872,859)	(7,604,122)
Less: Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(3,522,036)
Comprehensive income (loss) attributable to common stockholders	(4,600,929)	$(20,384,850)	$(10,675,679)

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2015	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,351	$(32,406,541)	$11,359,521	$212,798,130
Issuance of common stock, net	—	—	14,000	140	(140)	—	—	—	—
Cost of issuing common stock	—	—	—	—	—	—	—	—	—
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	(68,356)	(684)	(358,307)	—	—	—	(358,991)
Restricted stock compensation expense	—	—	(8,000)	—	63,275	—	—	—	63,275
Net income (loss)	—	—	—	—	—	—	—	450,479	450,479
Increase (decrease) in net unrealized gain on available-for-sale securities, net	—	—	—	—	—	(14,776,266)	—	—	(14,776,266)
Reclassification adjustment for net gain (loss) included in net income	—	—	—	—	—	1,969,108	—	—	1,969,108
Reclassification cumulative adjustments for Linked Transactions	—	—	—	—	—	4,457,544	—	(4,457,544)	—
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	—	—	—	745,492	—	—	745,492
Common dividends declared	—	—	—	—	—	—	(19,874,663)	—	(19,874,663)
Preferred dividends declared	—	—	—	—	—	—	(3,522,036)	—	(3,522,036)
Balance at December 31, 2015	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528

Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
Issuance of common stock, net	—	—	2,952,364	29,524	15,477,118	—	(15,506,642)	—	—
Cost of issuing common stock	—	—	—	—	(2,757)	—	—	—	(2,757)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	(58,500)	(585)	(282,980)	—	—	—	(283,565)
Restricted stock compensation expense	—	—	(11,000)	—	35,785	—	—	—	35,785
Net income (loss)	—	—	—	—	—	—	—	(7,989,955)	(7,989,955)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	—	—	—	—	—	(3,824,461)	—	—	(3,824,461)
Reclassification adjustment for net gain (loss) included in net income	—	—	—	—	—	(5,589,740)	—	—	(5,589,740)
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	—	—	—	541,342	—	—	541,342
Common dividends declared	—	—	—	—	—	—	(14,392,276)	—	(14,392,276)
Preferred dividends declared	—	—	—	—	—	—	(3,522,036)	—	(3,522,036)
Balance at December 31, 2016	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(9,268,630)	$(89,224,194)	$(637,499)	$142,466,865

Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(9,268,630)	$(89,224,194)	$(637,499)	$142,466,865
Issuance of common stock, net	—	—	4,604,500	46,045	21,140,820	—	—	—	21,186,865
Cost of issuing common stock	—	—	—	—	(1,351,239)	—	—	—	(1,351,239)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	(6,280)	—	—	—	(6,280)
Net income (loss)	—	—	—	—	—	—	—	4,706,961	4,706,961
Increase (decrease) in net unrealized gain on available-for-sale securities, net	—	—	—	—	—	(13,268,331)	—	—	(13,268,331)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	7,482,477	—	—	7,482,477
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(11,904,005)	—	(11,904,005)
Preferred dividends declared	—	—	—	—	—	—	(3,522,036)	—	(3,522,036)
Balance at December 31, 2017	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(15,054,484)	$(104,650,235)	$4,069,462	$145,791,277

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities:
Net income (loss)	$4,706,961	$(7,989,955)	$450,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	—	725,132	3,636,431
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,475,701)	(6,751,667)	(13,210,849)
Realized (gain) loss on sale of investments, net	14,054,164	7,216,137	533,832
Realized (gain) loss on derivative contracts, net	(2,219,719)	3,089,001	12,024,730
Realized (gain) loss on mortgage loans held-for-sale	221,620	(94,187)	(1,216,314)
Unrealized (gain) loss on fair value option securities	(9,448,270)	4,683,410	1,041,649
Unrealized (gain) loss on derivative contracts	2,704,413	(5,495,463)	(4,909,858)
Unrealized (gain) loss on mortgage loans held-for-sale	(17,727)	151,023	197,179
Unrealized (gain) loss on mortgage servicing rights	487,856	827,864	671,957
Unrealized (gain) loss on multi-family loans held in securitization trusts	(3,353,365)	5,219,530	(6,097,000)
Unrealized (gain) loss on residential loans held in securitization trusts	961,100	(404,720)	8,153,474
Restricted stock compensation expense	(6,280)	35,785	63,275
Net change in:
Accrued interest receivable	(1,547,501)	(707,019)	1,204,188
Deferred offering costs	(82,893)	(96,489)	945,661
Other assets	118,914	(218,541)	(484,891)
Accrued interest payable	1,028,149	119,993	(693,848)
Deferred income	18,775	203,743	—
Fees and expenses payable to Manager	(128,000)	37,097	(219,097)
Other accounts payable and accrued expenses	(1,784,642)	1,790,336	(27,522)
Net cash provided by operating activities	4,237,854	2,341,010	2,063,476
Cash flows from investing activities:
Purchase of available-for-sale securities	(1,060,558,013)	(585,984,081)	(241,590,864)
Purchase of mortgage loans held-for-sale	—	(14,772,535)	(502,308,627)
Purchase of mortgage servicing rights	(10,910)	—	(4,940,630)
Purchase of FHLBI stock	—	—	(2,403,000)
Proceeds from sales of available-for-sale securities	495,030,356	263,153,843	333,672,932
Proceeds from mortgage loans held-for-sale	2,098,010	22,490,929	531,673,280
Proceeds from FHLBI stock	—	2,403,000	—
Net proceeds from (payments for) derivative contracts	2,219,506	(3,089,001)	(11,940,730)
Principal payments from available-for-sale securities	136,715,868	96,655,967	70,476,212
Principal payments from mortgage loans held-for-sale	547,635	275,636	15,432,462
Investment related receivable	(3,546,670)	(2,323,115)	—
Due to broker	(3,121,215)	4,244,678	—
Net cash (used in) provided by investing activities	(430,625,433)	(216,944,679)	188,071,035
Cash flows from financing activities:
Proceeds from issuance of common stock	19,835,626	15,503,885	—
Purchase of treasury stock	—	(283,565)	(358,991)
Dividends paid on common stock	(11,904,005)	(29,898,918)	(19,874,663)
Dividends paid on preferred stock	(3,522,036)	(3,522,036)	(3,522,036)
Proceeds from repurchase agreements - available-for-sale securities	14,224,216,000	7,940,492,000	5,951,792,999
Proceeds from repurchase agreements - mortgage loans held-for-sale	—	16,405,081	66,937,322
Proceeds from FHLBI advances	—	—	155,497,000
Payments for FHLBI advances	—	(49,697,000)	(105,800,000)
Principal repayments of repurchase agreements - available-for-sale securities	(13,794,505,000)	(7,644,912,000)	(6,136,468,999)

Principal repayments of repurchase agreements - mortgage loans held-for-sale	—	(25,909,538)	(107,696,717)
Net cash (used in) provided by financing activities	434,120,585	218,177,909	(199,494,085)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,733,006	3,574,240	(9,359,574)
Cash, cash equivalents and restricted cash, beginning of period	37,889,596	34,315,356	43,674,930
Cash, cash equivalents and restricted cash, end of period	$45,622,602	$37,889,596	$34,315,356
Supplemental disclosure of cash flow information
Cash paid for interest	$14,477,370	$6,355,591	$8,554,565
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$39,132	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$(5,785,854)	$(8,872,859)	$(7,604,122)
Consolidation of multi-family loans held in securitization trusts	$1,135,251,880	$1,227,523,075	$1,455,155,339
Consolidation of residential loans held in securitization trusts	$120,152,455	$141,597,866	$413,327,217
Consolidation of multi-family securitized debt obligations	$1,113,556,782	$1,209,181,035	$1,369,124,789
Consolidation of residential securitized debt obligations	$114,738,735	$135,223,045	$381,791,476
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$—	$210,238,658
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$—	$149,293,000

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation focused primarily on investing in, financing and managing residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities (“Multi-Family MBS”, and together with RMBS, “MBS”), mortgage servicing rights and other mortgage-related investments. With effect from January 18, 2018 the Company is externally managed by Hunt Investment Management, LLC (the “Manager”), an asset management firm incorporated in Delaware who replaced the prior manager, Oak Circle Capital Partners LLC ("Oak Circle"). The Company’s common stock is listed on the NYSE under the symbol “OAKS” and our Series A Preferred Stock is traded on the NYSE under the symbol "OAKS-PRA."

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company invests in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company also invests in Non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity. Additionally, the Company invests in Multi-Family MBS, which are MBS for which the principal and interest may be sponsored by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or may not be sponsored by a U.S. Government agency or a U.S. Government-sponsored entity. The Company also invests in mortgage servicing rights, may also invest in other mortgage-related investments and historically has invested in residential mortgage loans.

On June 10, 2013, the Company established Five Oaks Acquisition Corp. (“FOAC”) as a wholly owned taxable REIT subsidiary (“TRS”), for the acquisition and disposition of residential mortgage loans and certain other loan-related activities. The Company consolidates this subsidiary under generally accepted accounting principles in the United States of America (“GAAP”).

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

In October 2014, and December 2014, respectively, the Company also acquired first loss and subordinated tranches issued by two residential mortgage-backed securitizations (the “JPMMT 2014-OAK4 Trust” and the “CSMC 2014-OAK1 Trust”). During the second quarter of 2016, the Company sold the first loss and subordinated tranches issued by the JPMMT 2014-OAK4 Trust, and as a result, having determined that it is no longer the primary beneficiary of the trust, and the Company no longer consolidates the assets and liabilities of that trust. The Company determined that CSMC 2014-OAK1 Trust was a VIE and that the Company continues to be the primary beneficiary, and accordingly consolidates the assets and liabilities of the trust into the Company’s financial statements in accordance with GAAP.

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

Reclassification

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
December 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At December 31, 2017, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and one residential mortgage loan transaction (CSMC 2014-OAK1), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2011-K13 and the FREMF 2012-KF01 trusts, the Company determined that it is the primary beneficiary of certain intermediate trusts that have the power to direct the activities and the obligations to absorb losses of the underlying trusts. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. However, the Company’s maximum exposure to loss from consolidated trusts was $27,108,818 and $24,716,861, respectively, at December 31, 2017, and December 31, 2016. At December 31, 2017 and December 31, 2016, with the exception of the above transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Non-Agency RMBS and Multi-Family MBS as disclosed in Note 4 (Non-Agency RMBS $0 and $7,592,802 respectively, and Multi-Family MBS $5,742,000 and $73,146,566, respectively).

GAAP also requires us to consider whether securitizations we sponsor and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans with an aggregate unpaid principal balance of $518,455,163 to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with Accounting Standards Codification (“ASC”) 860. The Company also determined that it was not the primary beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities, all of these securities were sold in January 2017. The Company’s analysis incorporates the considerations applicable to Consolidation (Topic 810). The Company’s determination involves complex and subjective analysis resulting from the various legal and structural aspects of each transaction. This analysis has focused in particular on ASC 810-10-25-38C and 25-38D, along with ASC 810-10-25-38G and ASC 810-10-15-13A and 15-13B. The Company’s maximum exposure to loss from these VIEs was limited to the fair value of its investments in Non-Agency RMBS issued by the two VIEs, with an aggregate fair value of $0 at December 31, 2017 (December 31, 2016: $4,413,403). This amount is included in Available-for-sale (“AFS”) securities on the Company’s consolidated balance sheet. The Company is party to customary and standard repurchase obligations in respect of loans that it has sold to the two VIEs to the extent they have breached standard representations and warranties, but is not a party to arrangements to provide financial support to the VIEs that the Company believes could expose it to additional loss.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$34,347,339	$27,534,374	$26,140,718
Restricted cash	11,275,263	10,355,222	8,174,638
Total cash, cash equivalents and restricted cash	$45,622,602	$37,889,596	$34,315,356

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

Available-for-Sale Securities, at Fair Value

Revenue Recognition, Premium Amortization, and Discount Accretion

Interest income on the Company’s AFS securities portfolio, with the exception of Non-Agency RMBS IOs (as further described below), is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income is recorded in the “Interest Income” line item on the consolidated statements of operations.

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
December 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment

The Company evaluates its MBS, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, OTTI should be recognized to the extent that a decrease in future cash flows expected to be collected is due, at least in part, to an increase in credit impairment. A decrease in future cash flows due to factors other than credit, for example a change in the rate of prepayments, is considered a non-credit impairment. The full amount of the difference between the security’s previous and new cost basis resulting from credit impairment is recognized currently in earnings, and the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method. Decreases in cash flows expected to be collected resulting from non-credit impairment are generally recognized prospectively through adjustment of the investment’s yield over its remaining life.

Mortgage Loans Held-for-Sale, at Fair Value

Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Mortgage loans are classified as held-for-sale based upon the Company’s intent to sell them in the secondary whole loan market.

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust, as of December 31, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the three trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4 Trust it does not consolidate this trust.

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
December 31, 2017

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

Secured Loans

In February 2015, the Company’s wholly owned subsidiary, FOI, became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of FHLBI, FOI borrowed funds from FHLBI in the form of secured advances (“FHLB advances”). FHLB advances were treated as secured financing transactions and were carried at their contractual amounts. In connection with FHLB advances, FOI was required to purchase FHLBI stock, which was recorded on the Company’s consolidated balance sheet as an asset. All FHLB stock was redeemed and all FHLB advances were paid during 2016.

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

Common Stock

At December 31, 2017, and December 31, 2016, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 22,143,758 shares of common stock issued and outstanding at December 31, 2017 and 17,539,258 at December 31, 2016.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. As of December 31, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average price of $5.09. There has been no activity in 2017. As of December 31, 2017, $9.4 million of common stock remained authorized for future repurchases under the Repurchase Program.

Preferred Stock

At December 31, 2017, and December 31, 2016, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both December 31, 2017 and December 31, 2016.

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

In addition to the Company’s election to be taxed as a REIT, the Company complies with Sections 856 through 860 of the Code. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes it will meet all of the criteria to maintain the Company's REIT qualification for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company's accounting policy with respect to interest and penalties is to classify these amounts as other interest expense. As further described in Note 19, the Company declared and paid in the fourth quarter of 2016 a deficiency dividend relating to a determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, during the first quarter of 2017, the Company paid an amount of $2.01 million for interest charges to the IRS. The Company previously provisioned $1.86 million in the third quarter of 2016 in the Company's consolidated balance sheets in the line item "Other accounts payable and accrued expenses"; the remaining balance of $0.15 million was expensed in the first quarter of 2017, which is included in "Other interest expense" in the Company's consolidated statements of operations. The first quarter 2017 payment of $2.01 million is included in "cash paid for interest" in the Company's consolidated statements of cash flows.

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective tax years beginning after 2017. This new legislation has no material adverse effect on the Company's business and contains several potentially favorable provisions.

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

Comprehensive Income (Loss) Attributable to Common Stockholders

Comprehensive income (loss) is comprised of net income (loss), as presented in the consolidated statement of comprehensive income (loss), adjusted for changes in unrealized gain or loss on AFS securities (excluding Non-Agency RMBS IOs), reclassification adjustments for net gain (loss) and other-than-temporary impairments included in net income (loss) and dividends paid to preferred stockholders.

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

ASC 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include interest income related to the following: investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); residential mortgage loans and multi-family loans (subject to either ASC

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

310, Receivables or ASC 825, Financial Instruments); and derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging). The Company evaluated the applicability of this ASU with respect to its investment portfolio, considering the scope exceptions listed above, and has determined that the adoption of this ASU will not have a material impact on the Company's financial condition or results of operations as the substantial majority of the Company's revenue is generated by financial instruments and other contractual rights and obligations that are not within the scope of ASC 606.

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13 which is a comprehensive amendment of credit losses on financial instruments. Currently GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the “incurred loss” impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendment in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to assess the impact of this guidance.

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

Interests Held through Related Parties That Are under Common Control

In October 2016, the FASB issued ASU 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has determined this ASU has not had a material impact on the Company's financial condition or results of operations.

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
December 31, 2017

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

Mortgage Loans Held-for-Sale

Designation

The Company classified its residential mortgage loans as held-for-sale (“HFS”) investments.

The Company elected the fair value option for residential mortgage loans it acquired and classified as HFS. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in unrealized gain (loss) on mortgage loans held-for-sale on the consolidated statements of operations. The fair value option is irrevocable once the loan is acquired.

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
December 31, 2017

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of December 31, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

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

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1Trust as of December 31, 2017. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. As the result of the Company’s determination that it is not the primary beneficiary of JPMMT 2014-OAK4 Trust, Oaks Mortgage Trust Series 2015-1 and 2015-2, it does not consolidate these trusts.

Determination of Fair Value

In accordance with ASU 2014-13, the Company has elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1Trust. The trust is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust is more observable, but in either case, the methodology results in the fair value of the assets of the trust being equal to the fair value of its liabilities. The Company has determined that the fair value of the liabilities of the trust is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of the trust, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities is more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trust is an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

Accounting for Derivative Financial Instruments

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$530,640,091	$326,958,046
Federal National Mortgage Association	754,443,557	463,232,187
Non-Agency	—	7,592,802
Multi-Family	5,742,000	73,146,566
Total mortgage-backed securities	$1,290,825,648	$870,929,601

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Agency	Non-Agency	Multi-Family	Total
Face Value	$1,274,329,317	$—	$7,500,000	$1,281,829,317
Unamortized premium	23,818,687	—	—	23,818,687
Unamortized discount
Designated credit reserve and OTTI (2)	—	—	—	—
Net, unamortized	(491,020)	—	(1,713,542)	(2,204,562)
Amortized Cost	1,297,656,984	—	5,786,458	1,303,443,442
Gross unrealized gain	751,458	—	—	751,458
Gross unrealized (loss)	(13,324,794)	—	(44,458)	(13,369,252)
Fair Value	$1,285,083,648	$—	$5,742,000	$1,290,825,648

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2016
	Agency	Non-Agency(1)	Multi - Family	Total
Face Value	$779,219,115	$4,393,771	$100,907,815	$884,520,701
Unamortized premium	17,748,138	—	—	17,748,138
Unamortized discount
Designated credit reserve and OTTI(2)	—	(1,929,833)	—	(1,929,833)
Net, unamortized	(1,311,292)	(369,887)	(26,160,083)	(27,841,262)
Amortized Cost	795,655,961	2,094,051	74,747,732	872,497,744
Gross unrealized gain	2,663,975	234,647	509,519	3,408,141
Gross unrealized (loss)	(8,129,703)	—	(2,110,685)	(10,240,388)
Fair Value	$790,190,233	$2,328,698	$73,146,566	$865,665,497

(1)
Non-Agency AFS does not include interest-only securities with a notional amount of $509,109,248, book value of $14,712,374 unrealized loss of $9,448,271 and a fair value of $5,264,104 at December 31, 2016.

(2)
Discount designated as Credit Reserve is generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $0 and $1,929,833 and at December 31, 2017 and December 31, 2016.

At December 31, 2017, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company did not recognize any credit-related OTTI losses through earnings during the year ended December 31, 2017. As of December 31, 2016, the Company recognized credit-related losses of $0.73 million on one Non-Agency RMBS for the year then ended.

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

The following table present the composition of OTTI charges recorded by the Company for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Cumulative credit loss at beginning of period	$(3,074,728)	$(3,636,431)	—
Additions:
Initial (increase) in credit reserves	—	(541,342)	(745,492)
Subsequent (increase) in credit reserves	—	—	—
Initial additional other-than-temporary credit impairment losses	—	(183,790)	(2,890,939)
Subsequent additional other-than-temporary credit impairment losses	—	—	—
Reductions:
For securities sold decrease in credit reserves	—	1,286,835	—
For securities sold decrease in other-than-temporary impairment	—	—	—
Cumulative credit (loss) at end of period	$(3,074,728)	$(3,074,728)	(3,636,431)

The Company did not record any unrealized losses on legacy Non-Agency RMBS during the years ended December 31, 2017 and December 31, 2016, however, the Company did incur unrealized losses of $1.8 million during the year ended December 31, 2015.

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2017, and December 31, 2016. At December 31, 2017 the Company held 59 AFS securities, of which 49 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss for more than twelve months. All of these securities were either Agency RMBS or Multi-Family MBS. As such, credit-related adverse cash flow changes are not applicable and consequently no OTTI is recognized. At December 31, 2016, the Company held 46 AFS securities, of which 31 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2017	$1,084,010,586	$(11,135,736)	$95,024,791	$(2,233,516)	$1,179,035,377	$(13,369,252)
December 31, 2016	$619,414,077	$(8,129,704)	$45,879,433	$(2,110,684)	$665,293,510	$(10,240,388)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities, inclusive of securities previously booked as linked, for the years ended December 2017, December 2016, and December 2015.

	December 31, 2017	December 31, 2016	December 31, 2015
AFS securities sold, at cost	$509,084,520	$268,849,640	$267,741,325
AFS principal payments, at cost	—	98,166,335	70,836,624
Proceeds from AFS securities sold	495,030,356	263,143,871	267,567,905
Proceeds from AFS principal payments	—	96,655,967	70,476,212
Net realized gain (loss) on sale of AFS securities	$(14,054,164)	$(7,216,137)	$(533,832)

The following tables present the fair value of AFS investment securities by rate type as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$1,284,237,670	$—	$—	$1,284,237,670
Fixed rate	845,978	—	5,742,000	6,587,978
Total	$1,285,083,648	$—	$5,742,000	$1,290,825,648

	December 31, 2016
	Agency	Non-Agency	Multi- Family	Total
Adjustable rate	$788,727,476	$7,592,802	$—	$796,320,278
Fixed rate	1,462,757	—	73,146,566	74,609,323
Total	$790,190,233	$7,592,802	$73,146,566	$870,929,601

The following tables present the fair value of AFS investment securities by maturity date as December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Less than one year	$—	$—
Greater than one year and less than five years	1,187,909,353	399,872,894
Greater than or equal to five years	102,916,295	471,056,707
Total	$1,290,825,648	$870,929,601

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

Actual maturities of AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.

The following tables present the changes for the year ended December 31, 2017 and the year ended December 31, 2016 of the unamortized net discount and designated credit reserves on the Company’s MBS.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	December 31, 2017
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2017	$(1,929,833)	$(27,841,262)	$(29,771,095)
Acquisitions	—	—	—
Dispositions	1,929,833	22,685,756	24,615,589
Accretion of net discount	—	2,950,944	2,950,944
Realized gain on paydowns	—	—	—
Realized credit losses	—	—	—
Addition to credit reserves	—	—	—
Release of credit reserves	—	—	—
Ending Balance at December 31, 2017	$—	$(2,204,562)	$(2,204,562)

	December 31, 2016
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	—	—	—
Dispositions	4,893,913	21,637,637	26,531,550
Accretion of net discount	—	6,703,365	6,703,365
Realized gain on paydowns	—	325,709	325,709
Realized credit losses	3,023,911	(183,790)	2,840,121
Addition to credit reserves	(1,021,433)	1,021,433	—
Release of credit reserves	65,341	(65,341)	—
Ending Balance at December 31, 2016	$(1,929,833)	$(27,841,262)	$(29,771,095)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities except Non-Agency RMBS IOs are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss). For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the Company had unrealized gains (losses) on AFS securities of ($5,785,854), (8,872,859) and ($7,604,122), respectively.

The following tables present components of interest income on the Company’s AFS securities for the years December 31, 2017, December 31, 2016, December 31, 2015:

	Year Ended December 31, 2017
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$28,003,938	$(654,970)	$27,348,968
Non-Agency	42,254	9,946	52,200
Multi-Family	—	2,120,725	2,120,725
Total	$28,046,192	$1,475,701	$29,521,893

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Year Ended December 31, 2016
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$13,138,828	$341,020	$13,479,848
Non-Agency	2,579,344	1,343,594	3,922,938
Multi-Family	1,006,106	5,066,873	6,072,979
Total	$16,724,278	$6,751,487	$23,475,765

	Year Ended December 31, 2015
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$7,286,166	$241,550	$7,527,716
Non-Agency	2,357,814	7,653,839	10,011,653
Multi-Family	1,443,326	5,315,461	6,758,787
Total	$11,087,306	$13,210,850	$24,298,156

NOTE 5 – MORTGAGE LOANS HELD-FOR-SALE, at FAIR VALUE

Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of the fair value option. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Unpaid principal balance	$—	$2,867,263
Fair value adjustment	—	(17,727)
Carrying value	$—	$2,849,536

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the mortgage loans held-for-sale as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Texas	—	56.0%
Kentucky	—	24.4%
North Carolina	—	19.6%

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $21,695,098 at December 31, 2017 and $18,342,040 at December 31, 2016.

The consolidated balance sheets of the FREMF trusts at December 31, 2017 and December 31, 2016 are set out below:

Balance Sheets	December 31, 2017	December 31, 2016
Assets
Multi-family mortgage loans held in securitization trusts	$1,130,874,274	$1,222,905,433
Receivables	4,377,606	4,617,642
Total assets	$1,135,251,880	$1,227,523,075
Liabilities and Equity
Multi-family securitized debt obligations	$1,109,204,743	$1,204,583,678
Payables	4,352,039	4,597,357
	$1,113,556,782	$1,209,181,035
Equity	21,695,098	18,342,040
Total liabilities and equity	$1,135,251,880	$1,227,523,075

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,078,622,737 at December 31, 2017 and $1,147,753,367 at December 31, 2016. The multi-family securitized debt obligations had an unpaid principal balance of $1,078,622,737 at December 31, 2017 and $1,147,753,367 at December 31, 2016.

The consolidated statements of operations of the FREMF trusts for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 are set out below:

Statements of Operations	December 31, 2017	December 31, 2016	December 31, 2015
Interest income	$54,271,017	$58,587,780	$68,016,595
Interest expense	51,440,694	54,940,386	62,157,176
Net interest income	$2,830,323	$3,647,394	$5,859,419
General and administrative fees	(2,551,296)	(2,711,189)	(3,249,208)
Unrealized gain (loss) on multi-family loans held in securitization trusts	3,353,365	(5,219,530)	6,097,000
Net income (loss)	$3,632,392	$(4,283,325)	$8,707,211

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of December 31, 2017 and December 31, 2016 are as follows:

December 31, 2017		December 31, 2016
New York	16.5%	Texas	17.9%
Texas	14.2%	New York	15.7%
Washington	8.7%	Washington	8.4%
Colorado	7.8%	Colorado	7.5%
Georgia	5.7%	Georgia	5.5%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $5,413,720 at December 31, 2017 and $6,374,821 at December 31, 2016. The Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4 Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates the assets and liabilities of this trust.

The consolidated balance sheets of the residential mortgage loan securitization trusts at December 31, 2017 and December 31, 2016 are set out below:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (continued)

Balance Sheets	December 31, 2017	December 31, 2016
Assets
Residential mortgage loans held in securitization trusts	$119,756,455	$141,126,720
Receivables	396,000	471,146
Total assets	$120,152,455	$141,597,866
Liabilities and Equity
Residential securitized debt obligations	$114,418,318	$134,846,348
Payables	320,417	376,697
	$114,738,735	$135,223,045
Equity	5,413,720	6,374,821
Total liabilities and equity	$120,152,455	$141,597,866

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $118,884,113 at December 31, 2017 and $140,690,705 at December 31, 2016. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $118,884,113 at December 31, 2017 and $140,690,705 at December 31, 2016. As of March 31, 2016, the most recent quarterly reporting date prior to deconsolidation of the JPMMT 2014-OAK4 Trust, the residential mortgage loans held in the trust and the residential securitized debt obligations issued by the trust both had an unpaid principal balance of $202,911,543.

The consolidated statements of operations of the residential mortgage loan securitization trusts for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 are set out below:

Statements of Operations	December 31, 2017	December 31, 2016	December 31, 2015
Interest income	$5,103,853	$10,585,191	$19,986,204
Interest expense	4,059,894	8,117,402	13,156,912
Net interest income	$1,043,959	$2,467,789	$6,829,292
General and administrative fees	(44,976)	(266,957)	(635,547)
Unrealized gain (loss) on residential mortgage loans held in securitization trusts	(961,100)	404,720	(8,153,474)
Net income (loss)	$37,883	$2,605,552	$(1,959,729)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
California	37.0%	37.6%
Washington	15.3%	15.4%
Massachusetts	8.1%	8.4%
Florida	6.4%	5.7%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending December 31, 2017, December 31, 2016 and December 31, 2015. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts.

For the Company’s remaining Multi-Family and Non-Agency MBS investments that are VIEs, the Company has determined that it is not the primary beneficiary, and accordingly these investments are accounted for as further described in Notes 2, 6 and 7. As further described in Note 2, GAAP also requires the Company to consider whether securitizations the Company sponsors and other transfers of financial assets should be treated as sales or financings. During the year ended December 31, 2015, the Company transferred residential mortgage loans to Oaks Mortgage Trust Series 2015-1 and Oaks Mortgage Trust 2015-2, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. The Company also determined that it was not the primary

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 8 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (continued)

beneficiary of these VIEs because it lacked the power to direct the activities that will have the most significant economic impact on the entities. The Company no longer has an exposure to loss from these VIEs as they were sold during the first quarter of 2017.

NOTE 9 – RESTRICTED CASH AND DUE TO BROKER

As of December 31, 2017, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

The following table presents the Company's restricted cash balances as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Restricted cash balance held by:
Broker counterparties for derivatives trading	$(1,123,463)	$(4,244,678)
Repurchase counterparties as restricted collateral	11,275,263	10,355,222
Total	$10,151,800	$6,110,544

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements at December 31, 2017 to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 1.56% at December 31, 2017. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
	Amount outstanding	Weighted average interest rate	Market value of collateral held	Amount outstanding	Weighted average interest rate	Market value of collateral held
Agency	$1,228,349,000	1.55%	$1,285,083,649	$755,221,000	0.97%	$790,190,232
Non-Agency	2,555,000	3.38%	4,399,779	7,313,000	2.39%	12,784,707
Multi-Family	3,618,000	3.16%	5,742,000	42,277,000	2.52%	73,146,566
Total	$1,234,522,000	1.56%	$1,295,225,428	$804,811,000	1.07%	$876,121,505

At December 31, 2017 and December 31, 2016, the repurchase agreements had the following remaining maturities:

	December 31, 2017	December 31, 2016
< or equal to 30 days	$1,175,407,000	$737,823,000
31 to 60 days	56,560,000	19,897,000
61 to 90 days	2,555,000	47,091,000
Total	$1,234,522,000	$804,811,000

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of these covenants requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of December 31, 2017 and December 31, 2016.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2017 and December 31, 2016:

	December 31, 2017
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted average days to maturity	Market Value of collateral held
North America	$939,438,000	76.10%	13	$985,672,703
Asia(1)	292,529,000	23.70%	14	305,152,946
Europe(1)	2,555,000	0.20%	78	4,399,779
Total	$1,234,522,000	100.00%	13	$1,295,225,428
(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 10 – BORROWINGS (Continued)

	December 31, 2016
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted average days to maturity	Market Value of collateral held
Wells Fargo Securities	$33,666,000	4.18%	8	57,627,433
Other North America	703,788,000	87.46%	16	742,690,286
Asia(1)	62,733,000	7.79%	14	66,198,478
Europe(1)	4,624,000	0.57%	44	9,605,308
Total	$804,811,000	100.00%	16	$876,121,505

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaptions and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swaps, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the consolidated statement of operations as a realized loss on derivative contracts.

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of December 31, 2017 and December 31, 2016.

	December 31, 2017
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	14,355	5,349,613	14,355,000,000	—	—	—
Total	14,355	$5,349,613	14,355,000,000	—	$—	—

	December 31, 2016
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	10,501	8,053,813	10,501,000,000	—	—	—
Total	10,501	$8,053,813	10,501,000,000	—	$—	—

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
December 31, 2017

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016:

	December 31, 2017
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Futures	$5,349,613	$—	$5,349,613	$—	$—	$5,349,613
Total	$5,349,613	$—	$5,349,613	$—	$—	$5,349,613

	December 31, 2016
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Futures	$8,053,813	$—	$8,053,813	$—	$—	$8,053,813
Total	$8,053,813	$—	$8,053,813	$—	$—	$8,053,813

	December 31, 2017
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Repurchase agreements	$(1,234,522,000)	$—	$(1,234,522,000)	$—	$—	$(1,234,522,000)
Total	$(1,234,522,000)	$—	$(1,234,522,000)	$—	$—	$(1,234,522,000)

	December 31, 2016
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Repurchase agreements	$(804,811,000)	$—	$(804,811,000)	$—	$—	$(804,811,000)
Total	$(804,811,000)	$—	$(804,811,000)	$—	$—	$(804,811,000)

Income Statement Presentation

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its futures, interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the years ended December 31, 2017, December 31, 2016, and December 31, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Year Ended December 31, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	2,219,719	(2,704,413)	(484,694)
Total	$2,219,719	$(2,704,413)	$(484,694)

	Year Ended December 31, 2016
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	(3,089,001)	5,495,463	2,406,462
Total	$(3,089,001)	$5,495,463	$2,406,462

	Year Ended December 31, 2015
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Interest rate swaps(1)	$(7,047,875)	$1,755,108	$(5,292,767)
Swaptions	(84,000)	62,450	(21,550)
Futures	(4,892,855)	3,092,300	(1,800,555)
Total	$(12,024,730)	$4,909,858	$(7,114,872)

(1) In the year ended December 31, 2015, net swap interest expense totaled $2,216,417 comprised of $2,719,563 in interest expense paid (included in realized gain (loss)) and $503,146 in accrued interest income (included in unrealized gain (loss)).

NOTE 12 - MSRs

As of December 31, 2017, the Company retained the servicing rights associated with an aggregate principal balance of $338,167,569 of residential mortgage loans that the Company had previously transferred to three residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. As a result of the Company’s determination that it is not the primary beneficiary of OAKS Mortgage Trust 2015-1 and OAKS Mortgage Trust 2015-2, it does not consolidate these trusts, and as a consequence, MSRs associated with these trusts are recorded on the Company’s consolidated balance sheet at December 31, 2017. In addition, the Company previously consolidated the assets and liabilities of the JPMMT 2014-OAK4 Trust, but based on the sale of subordinated and first loss securities during the second quarter of 2016, determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are now recorded on the Company’s consolidated balance sheet at December 31, 2017.

The following table presents the Company’s MSR activity as of the years ended December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Balance at beginning of year	$3,440,809	$4,268,673
MSRs retained from sales to securitizations	10,910	—
MSRs related to deconsolidation of securitization trust	—	364,163
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	39,688	(102,855)
Other changes to fair value(1)	(527,546)	(1,089,172)
Balance at end of period	$2,963,861	$3,440,809
Loans associated with MSRs(2)	$338,167,569	$397,925,409
MSR values as percent of loans(3)	0.88%	0.86%

(1)	Amounts represent changes due to realization of expected cash flows

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at December 31, 2017 and December 31, 2016, respectively

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 12 – MSRs (continued)

(3)	Amounts represent the carrying value of MSRs at December 31, 2017 and December 31, 2016, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the components of servicing income recorded on the Company’s statements of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Servicing income, net	$922,094	$932,425	$211,878
Income from MSRs, net	$922,094	$932,425	$211,878

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
The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2017
Assets:
Residential mortgage-backed securities (a)	$—	$1,290,825,648	$—	$1,290,825,648
Residential mortgage loans	—	—	—	—
Multi-Family mortgage loans held in securitization trusts	—	1,130,874,274	—	1,130,874,274
Residential mortgage loans held in securitization trusts	—	119,756,455	—	119,756,455
Mortgage servicing rights	—	—	2,963,861	2,963,861
Futures	5,349,613	—	—	5,349,613
Total	$5,349,613	$2,541,456,377	$2,963,861	$2,549,769,851
Liabilities:
Multi-family securitized debt obligations	$—	$(1,109,204,743)	$—	$(1,109,204,743)
Residential securitized debt obligations	—	(114,418,318)	—	(114,418,318)
Total	$—	$(1,223,623,061)	$—	$(1,223,623,061)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

During the years ended December 31, 2017 and December 31, 2016, the Company did not have any transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of December 31, 2017 and December 31, 2016, the Company had $2,963,861 and $3,440,809, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2017 and December 31, 2016:

As of December 31, 2017
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 25.4%	12.8%
	Discount rate	12.0%	12.0%

As of December 31, 2016
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 26.5%	13.7%
	Discount rate	12.0%	12.0%

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement in effect for the year ended December 31, 2017, the Company paid the Manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. The initial term of the management agreement expired on May 16, 2014, but there have continued to be automatic, one-year renewals at the end of the initial term and each year thereafter. On January 18, 2018 the management agreement in effect for the year ended December 31, 2017 was terminated, and a new agreement with Hunt Investment Management, LLC became effective. Pursuant to the terms of the new management contract, we are required to pay our Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

is materially unchanged from the definition in our prior management agreement. Additionally, starting in the first full calendar quarter following January 18, 2019, we are also required to pay our Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over a hurdle rate of 8% per annum.

On June 7, 2017, the Company's prior Manager agreed to waive a portion equal to 0.75% of its 1.50% management fee on the net proceeds of the June 16, 2017 common stock offering, beginning with the payment due for the month of June 2017. The net amount of management fee waived through the period ended December 31, 2017 is $79,415.

For the year ended December 31, 2017, the Company incurred management fees of $2,215,050 (2016: $2,472,353; 2015: $2,774,432), included in Management Fee in the consolidated statement of operations, of which $182,000 (2016: $400,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

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

On August 7, 2017, we received a commitment letter ("the Commitment Letter") from Oak Circle. The Commitment Letter provided that in furtherance of dialogues between our Board of Directors and Oak Circle to seek additional economies in the expenses for which Oak Circle may seek reimbursement from us pursuant to our Management Agreement, pursuant to the Commitment Letter Oak Circle represents, covenants and commits to us in respect of the 12-month period commencing October 1, 2017, Oak Circle will not seek reimbursement for, and we shall not be obligated to reimburse Oak Circle, for any non-investment management professional compensation-related expenses pursuant to Section 8(a) of the Management Agreement in excess of $2,000,000 unless otherwise agreed upon by our Board of Directors. On January 18, 2018 the management agreement in effect for the year ended December 31, 2017 was terminated, and a new agreement with Hunt Investment Management, LLC became effective. Pursuant to the terms of the new management agreement, our Manager has agreed upon certain limitations on manager expense reimbursement from us.

For the year ended December 31, 2017, the Company incurred reimbursable expenses of $4,127,549 (2016: $4,747,275; 2015: $4,980,348) included in operating expenses reimbursable to Manager in the consolidated statement of operations, of which $570,000 (2016: $480,000) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the consolidated balance sheets.

Fulfillment and Securitization Fees

During 2015, the Company’s Manager accrued fees pursuant to Section 8(b) of the management agreement in addition to the Management Fee for services rendered in connection to FOAC’s aggregation of loans and subsequent contribution of these and certain other loans into the OAKS 2015-1 Trust and OAKS 2015-2 Trust. All of the invoices for such fees were approved by the Company’s Audit Committee pursuant to the Company’s related party transaction policies. There were no fees accrued during 2017 (2016: $0; 2015: $200,000) and no fees payable at December 31, 2017 (2016: $0).

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

The following table summarizes the activity related to restricted common stock for the years December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$5.97	15,500	$12.79
Granted	4,500	4.33	4,500	5.97
Vested	(4,500)	5.97	(15,500)	12.79
Outstanding Unvested Shares at End of Period	4,500	$4.33	4,500	$5.97

For the year ended December 31, 2017, the Company recognized compensation expense related to restricted common stock of $20,585 (2016: $35,785; 2015: $63,275). The Company has unrecognized compensation expense of $15,535 as of December 31, 2017 (2016: $16,634; 2015: $46,405) for unvested shares of restricted common stock. As of December 31, 2017, the weighted average period for which the unrecognized compensation expense will be recognized is 9.7 months.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31, 2016, the Company had sold $22.5 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party; the Company has sold an additional $2.1 million in loans through MAXEX in 2017. For the year ended December 31, 2017, the Company has received $64,976 (2016: 209,088) in fees, net of $15,156 (2016: 44,354) in marketing services fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. These fees are recorded on the Company’s consolidated balance sheet as a liability in the line item “Deferred Income”. See Note 15 for additional disclosure relating to the backstop services.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, given FOAC’s extensive experience understanding and analyzing seller representation and warranty risk, the Company has sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. See Note 14 for a further description of MAXEX. MAXEX’s wholly owned clearinghouse subsidiary, Central Clearing and Settlement LLC (“CCAS”) functions as the central counterparty with which buyers and sellers transact, and acts as the buyer’s counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016 and January 30, 2017, among MAXEX, CCAS and FOAC, FOAC provides seller eligibility review services under which it reviews, approves and monitors sellers that are to sell loans via CCAS. Once approved, and having signed the standardized loan sale contract, the seller then sells loan(s) to CCAS, and CCAS simultaneously sells loan(s) to the buyer on substantially the same terms including representations and warranties. To the extent that a seller approved by FOAC fails to honor its obligation to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC is obligated to backstop the seller’s repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to CCAS, was estimated to be $629,278,629 as of December 31, 2017 and $469,015,145 as of December 31, 2016. Amounts payable in excess of the outstanding principal of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2017, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of December 31, 2017 in accordance with ASC 460, “Guarantees”, and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for more information on the Company’s accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2017.

NOTE 16 – STOCKHOLDERS’ EQUITY

Ownership and Warrants

As a result of the May 2012 and March 2013 private offerings of common stock to XL Investments Ltd, an indirectly wholly owned subsidiary of XL Group Ltd, XL Investments Ltd owns a significant minority investment in the Company. Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and entitled XL Investments Ltd, commencing on July 25, 2013 (120 days following the closing of the Company’s IPO) to purchase an aggregate of 3,125,000 shares of the Company’s common stock at a per share exercise price equal to 105% of the $15.00 IPO price, or $15.75. Pursuant to the terms of the warrants and as a result of the deficiency dividend paid on December 27, 2016, the exercise price of the warrants was adjusted to $13.11 per share of common stock, and the number of shares of common stock purchasable upon exercise of the warrants increased to 3,753,492. XL Global, Inc., a subsidiary of XL Group Ltd, holds a minority stake in the prior manager, Oak Circle. Pursuant to an agreement dated January 18, 2018, with affiliates of Hunt Companies, Inc., XL Investments agreed to terminate warrants to purchase 3,753,492 shares of common stock held by XL Investments.

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 22,143,758 and 17,539,258 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.

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
December 31, 2017

NOTE 16 – STOCKHOLDERS’ EQUITY (continued)

On June 16, 2017, the Company issued 4,600,000 shares of common stock, including the concurrent exercise of the underwriters' overallotment option, for $4.60 per share. Net estimated proceeds to the Company were $19.8 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2016, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the year ended December 31, 2017. As of December 31, 2017, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), and liquidation preference of $25.00 per share, issued and outstanding as of both December 31, 2017 and December 31, 2016. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company’s common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

Distributions to stockholders

For the 2017 taxable year to date, the Company has declared dividends to common stockholders totaling $11,904,005, or $0.60 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 27, 2016	January 17, 2017	January 30, 2017	$876,963	$0.04374
December 27, 2016	February 15, 2017	February 27, 2017	$876,963	$0.04374
December 27, 2016	March 15, 2017	March 30, 2017	$876,963	$0.04374
March 16, 2017	April 17, 2017	April 27, 2017	$876,963	$0.04374
March 16, 2017	May 15, 2017	May 30, 2017	$876,963	$0.04374
March 16, 2017	June 15, 2017	June 29, 2017	$876,963	$0.04374
June 14, 2017	July 17, 2017	July 28, 2017	$1,106,963	$0.05522
June 14, 2017	August 15, 2017	August 30, 2017	$1,106,963	$0.05522
June 14, 2017	September 15, 2017	September 28, 2017	$1,106,963	$0.05522
September 15, 2017	October 16, 2017	October 30, 2017	$1,106,963	$0.05522
September 15, 2017	November 15, 2017	November 29, 2017	$1,107,188	$0.05523
September 15, 2017	December 15, 2017	December 28, 2017	$1,107,188	$0.05523

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the year ended December 31, 2017:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 16 – STOCKHOLDERS’ EQUITY (continued)

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 27, 2016	January 17, 2017	January 27, 2017	$293,503	$0.18230
December 27, 2016	February 15, 2017	February 27, 2017	$293,503	$0.18230
December 27, 2016	March 15, 2017	March 27, 2017	$293,503	$0.18230
March 16, 2017	April 17, 2017	April 27, 2017	$293,503	$0.18230
March 16, 2017	May 15, 2017	May 30, 2017	$293,503	$0.18230
March 16, 2017	June 15, 2017	June 27, 2017	$293,503	$0.18230
June 14, 2017	July 17, 2017	July 27, 2017	$293,503	$0.18230
June 14, 2017	August 15, 2017	August 28, 2017	$293,503	$0.18230
June 14, 2017	September 15, 2017	September 27, 2017	$293,503	$0.18230
September 15, 2017	October 16, 2017	October 27, 2017	$293,503	$0.18230
September 15, 2017	November 15, 2017	November 27, 2017	$293,503	$0.18230
September 15, 2017	December 15, 2017	December 27, 2017	$293,503	$0.18230

NOTE 17 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Net income (loss)		$4,706,961		$(7,989,955)		$450,479
Less dividends paid:
Common stock	$11,904,005		$29,898,918		$19,874,663
Preferred stock	3,522,036		3,522,036		3,522,036
		15,426,041		33,420,954		23,396,699
Undistributed earnings		$(10,719,080)		$(41,410,909)		$(22,946,220)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.60	$0.60	$2.04	$2.04	$1.35	$1.35
Undistributed earnings (deficit)	(0.54)	(0.54)	(2.83)	(2.83)	(1.56)	(1.56)
Total	$0.06	$0.06	$(0.79)	$(0.79)	$(0.21)	$(0.21)

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

Impacts of Tax Reform:

On December 22, 2017, the Tax Cut and Jobs Act (H.R. 1) (the "Tax Act") was signed into law. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate income tax rate to 21%. We have substantially completed our assessment of the effects of the Tax Act and we are able to

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 19 – INCOME TAXES (continued)

determine reasonable estimates for the impacts of the items specified below. We continue to monitor and analyze the application of the “tax act” to our business and continue to assess our provision for income taxes as future guidance is issued.

The key aspects of the Tax Act on our financial statements for the year ended December 31, 2017 were; (1) The federal statutory tax rate was reduced to 21%. In prior years, the Company valued its deferred tax asset at 34%. The related re-measurement of the deferred tax asset resulted in a reduction of $364,000. This amount is fully offset by a corresponding reduction to the valuation allowance as discussed in the paragraph below, (2) Taxpayers that have existing AMT credit from previously paid AMT tax will be allowed to offset their regular tax liability for any future taxable year. Additionally, the AMT credit will be refundable for any taxable year beginning after December 31, 2017 and before January 1, 2022 in an amount equal to 50% of the excess of the AMT credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. In tax year 2021, 100% of any remaining excess AMT credit will be refunded. As a result, the valuation allowance attributable to prior years AMT credit in the amount of $12,000 is released and AMT credit accrued for the current year is recognized in the deferred tax asset.

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	4,707	(7,990)	450
GAAP net loss (income) from REIT operations	(4,645)	6,654	(1,826)
GAAP net income (loss) of taxable subsidiary	62	(1,336)	(1,376)
Capitalized transaction fees	(41)	(41)	(41)
Unrealized gain (loss)	639	1,964	2,041
Deferred income	19	204	—
Tax income (loss) of taxable subsidiary before utilization of net operating losses	679	791	624
Utilizations of net operating losses	(679)	(791)	(624)
Net tax income of taxable subsidiaries	—	—	—

The following is a reconciliation of the statutory federal and state tax rates to the effective rates, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)	(in thousands)	(in thousands)
U.S. Federal Statutory Income Tax	1,601	(2,717)	153
State Taxes	1	(53)	(54)
REIT Income not subject to federal income tax	(1,579)	2,263	(621)
Tax affect of U.S. corporate rate change	364	—	—
Valuation Allowance	(406)	507	522
Total income tax provision (benefit)	(19)	—	—
Effective income tax rate	0.41%	—%	—%

The TRS has a deferred tax asset (liability), comprised of the following (in thousands):

	As of December 31, 2017	As of December 31, 2016
Accumulated net operating losses of TRS	337	758
Unrealized gain (loss)	251	127
Capitalized transaction costs	122	196
Deferred income	57	77
AMT Credit	19	12
Deferred tax asset	786	1,170
Valuation allowance	(767)	(1,170)
Net non-current deferred tax asset (liability)	19	—

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 19 – INCOME TAXES (continued)

We have provided a valuation allowance against our deferred tax asset, that results in no deferred asset at December 31, 2017, and 2016 except for refundable AMT credits as discussed above. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because we believe it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance decreased by $403,000 as a result of the decrease in statutory tax rates as discussed above. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes is reflected in the accompanying financial statements. At December 31, 2017, and 2016 the TRS had net operating loss carryforwards for federal income tax purposes of $1.3 million and $2.0 million, which are available to offset future taxable income and begin expiring in 2034. For state purposes, the Company is in the process of determining filing requirements, but anticipates materially all prior losses to be recognized.

The Company files income tax returns with the U.S. federal government and various states. The Company is subject to examinations for the prior three years. The Company has assessed its tax positions for all open years and concluded there are no material uncertain tax positions.

The Company declared and paid in the fourth quarter of 2016 a deficiency dividend relating to a determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, the Company provisioned an amount of $1.86 million in 2016 for interest charges expected to be paid to the IRS following the payment of the dividend. On March 8, 2017, the Company paid an amount of $2.01 million to the IRS for interest charges related to the 2016 fourth quarter deficiency dividend. The amount paid exceeded the provision of $1.86 million taken in 2016 due to timing of the payment and accordingly the Company recorded additional interest expense of $0.15 million, which is included in "Other interest expense" in the Company's consolidated statements of operations. The first quarter 2017 payment of $2.01 million is included in "cash paid for interest" in the Company's consolidated statements of cash flows.

NOTE 20 – SUBSEQUENT EVENT

On January 18, 2018, we announced a new strategic direction, and the entry into a new external management agreement with Hunt Investment Management, LLC, an affiliate of the Hunt Companies, Inc. ("Hunt") and the concurrent mutual termination of our management agreement with Oak Circle. Management by Hunt is expected to provide Five Oaks with a new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space and direct access to Hunt's significant pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. The new management agreement is expected to better align our interests with those of our new manager through an incentive fee arrangement and agreed upon certain limitations on manager expense reimbursements from us. Pursuant to the terms of the termination agreement between Five Oaks and Oak Circle, the termination of the prior management agreement did not trigger, and Oak Circle was not paid, a termination fee by us. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

In connection with the transaction, an affiliate of Hunt purchased 1,539,406 shares of our common stock in a private placement by, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, an affiliate of Hunt also purchased 710,495 Five Oaks shares from our largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represents a 56.9% premium over the Five Oaks common share price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its currently held Five Oaks warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of Five Oaks outstanding common shares. Also in connection with the transaction, and is further described in Sections 10 hereof and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Five Oaks board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of Five Oaks and Michael P. Larsen President of Five Oaks.

On March 16, 2018, we announced a change to the frequency of any dividends for our common stock. From and after the third quarter of 2018, dividends, if any, on our common stock will be paid on a quarterly basis, a change from previously being paid on a monthly basis. Dividends, if any, on our preferred stock will continue to be paid on a monthly basis.

NOTE 21 – QUARTERLY FINANCIAL DATA

The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 21 – QUARTERLY FINANCIAL DATA (continued)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$22,191	$21,595	$22,627	$22,720
Total interest expense	(16,408)	(16,767)	(17,881)	(17,938)
Net interest income	5,784	4,828	4,746	4,782
Other-than-temporary impairment	—	—	—	—
Other income (loss)	201	(3,989)	(5,949)	7,164
Total expenses	3,615	3,135	3,053	3,055
Net income (loss)	2,369	(2,297)	(4,256)	8,891
Net income (loss) attributable to common shareholders (basic and diluted)	1,489	(3,167)	(5,137)	8,000
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	1,489	(3,167)	(5,137)	8,000
Weighted average number of shares of common stock outstanding:	17,539,258	18,297,500	22,139,258	22,142,926
Basic and diluted income (loss) per share	0.08	(0.17)	(0.23)	0.36

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$24,617	$23,610	$22,733	$22,162
Total interest expense	(18,857)	(17,837)	(16,580)	(16,259)
Net interest income	5,760	5,772	6,153	5,903
Other-than-temporary impairment	(21)	(146)	(558)	—
Other income (loss)	(18,275)	(5,838)	(908)	8,932
Total expenses	4,412	3,864	3,191	3,298
Net income (loss)	(16,948)	(4,076)	1,496	11,538
Net income (loss) attributable to common shareholders (basic and diluted)	(17,828)	(4,947)	616	10,647
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	(17,828)	(4,947)	616	10,647
Weighted average number of shares of common stock outstanding:	14,605,515	14,597,894	14,600,193	14,762,006
Basic and diluted income (loss) per share	(1.22)	(0.34)	0.04	0.72

Schedule IV – Mortgage Loans on
Real Estate

Reconciliation

Beginning Balance	2,849,981
Additions during period
Mortgage loans purchased	—
Other	—
Deductions during period
Mortgage loans sold	(2,302,342)
Amortization	(547,639)
Ending Balance	—