Form 10-Q
period 2018-03-31
Five Oaks Investment Corp.
filed 2018-05-10
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
(Address of principal executive office) (Zip Code)
(212) 588-2049
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2018
Common stock, $0.01 par value	23,683,164

FIVE OAKS INVESTMENT CORP.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	3/31/2018(1)	12/31/2017(1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,099,341,757 and $1,295,225,428 for March 31, 2018 and December 31, 2017, respectively)	$1,095,189,264	$1,290,825,648
Multi-family loans held in securitization trusts, at fair value	1,106,592,612	1,130,874,274
Residential loans held in securitization trusts, at fair value	111,764,070	119,756,455
Mortgage servicing rights, at fair value	3,021,549	2,963,861
Cash and cash equivalents	42,257,248	34,347,339
Restricted cash	11,658,225	11,275,263
Deferred offering costs	186,999	179,382
Accrued interest receivable	8,854,367	8,852,036
Investment related receivable (includes pledged securities of $138,262,099 for March 31, 2018)	143,801,279	7,461,128
Derivative assets, at fair value	18,132,700	5,349,613
Other assets	512,358	656,117

Total assets	$2,541,970,671	$2,612,541,116

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,177,060,000	$1,234,522,000
Multi-family securitized debt obligations	1,086,279,589	1,109,204,743
Residential securitized debt obligations	106,676,747	114,418,318
Accrued interest payable	6,009,300	6,194,464
Dividends payable	39,132	39,132
Deferred income	273,968	222,518
Due to broker	13,741,125	1,123,463
Fees and expenses payable to Manager	1,319,711	752,000
Other accounts payable and accrued expenses	209,976	273,201

Total liabilities	2,391,609,548	2,466,749,839

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,683,164 and 22,143,758 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	236,787	221,393
Additional paid-in capital	231,348,163	224,048,169
Accumulated other comprehensive income (loss)	(25,919,831)	(15,054,484)
Cumulative distributions to stockholders	(107,845,430)	(104,650,235)
Accumulated earnings	15,384,462	4,069,462

Total stockholders' equity	150,361,123	145,791,277

Total liabilities and stockholders' equity	$2,541,970,671	$2,612,541,116
(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2018 and December 31, 2017, assets of consolidated VIEs totaled $1,223,232,702 and $1,255,404,335 respectively, and the liabilities of consolidated VIEs totaled $1,197,735,060 and $1,228,295,517 respectively
See Notes 5 and 6 for further discussion
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$7,079,590	$6,822,622
Mortgage loans held-for-sale	—	28,763
Multi-family loans held in securitization trusts	13,227,188	13,948,754
Residential loans held in securitization trusts	1,147,641	1,355,438
Cash and cash equivalents	61,042	35,734
Interest expense:
Repurchase agreements - available-for-sale securities	(4,951,537)	(2,095,474)
Multi-family securitized debt obligations	(12,526,295)	(13,237,724)
Residential securitized debt obligations	(920,057)	(1,074,352)

Net interest income	3,117,572	5,783,761
Other income:
Realized gain (loss) on sale of investments, net	(2,848,007)	(9,317,003)
Change in unrealized gain (loss) on fair value option securities	—	9,448,270
Realized gain (loss) on derivative contracts, net	2,792,794	2,233,051
Change in unrealized gain (loss) on derivative contracts, net	12,783,088	(3,077,088)
Realized gain (loss) on mortgage loans held-for-sale	—	(174)
Change in unrealized gain (loss) on mortgage loans held-for-sale	—	(3,709)
Change in unrealized gain (loss) on mortgage servicing rights	57,689	(126,446)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(1,355,774)	1,299,630
Change in unrealized gain (loss) on residential loans held in securitization trusts	(255,403)	(368,343)
Other interest expense	—	(152,322)
Servicing income	219,978	252,738
Other income	15,875	12,171

Total other income (loss)	11,410,240	200,775
Expenses:
Management fee	576,135	544,510
General and administrative expenses	1,390,061	1,588,572
Operating expenses reimbursable to Manager	746,092	1,208,943
Other operating expenses	404,469	220,496
Compensation expense	96,055	52,874

Total expenses	3,212,812	3,615,395

Net income	11,315,000	2,369,141

Dividends to preferred stockholders	(880,509)	(880,509)

Net income attributable to common stockholders	$10,434,491	$1,488,632

Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$10,434,491	$1,488,632
Weighted average number of shares of common stock outstanding	23,392,387	17,539,258
Basic and diluted income per share	$0.45	$0.08
Dividends declared per share of common stock	$0.10	$0.15

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Net income	$11,315,000	$2,369,141

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	(12,154,936)	3,699,186
Reclassification adjustment for net gain (loss) included in net income (loss)	1,289,589	(148,284)

Total other comprehensive income (loss)	(10,865,347)	3,550,902

Less: Dividends to preferred stockholders	(880,509)	(880,509)

Comprehensive income attributable to common stockholders	$(430,856)	$5,039,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2018	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(15,054,484)	$(104,650,235)	$4,069,462	$145,791,277
Issuance of common stock, net	—	—	1,539,406	15,394	7,327,573	—	—	—	7,342,967
Cost of issuing common stock	—	—	—	—	(32,383)	—	—	—	(32,383)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	4,804	—	—	—	4,804
Net income (loss)	—	—	—	—	—	—	—	11,315,000	11,315,000
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	(12,154,936)	—	—	(12,154,936)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	1,289,589	—	—	1,289,589
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(2,314,686)	—	(2,314,686)
Preferred dividends declared	—	—	—	—	—	—	(880,509)	—	(880,509)
Balance at March 31, 2018	1,610,000	$37,156,972	23,683,164	$236,787	$231,348,163	$(25,919,831)	$(107,845,430)	$15,384,462	$150,361,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$11,315,000	$2,369,141
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	1,243,752	(1,399,788)
Realized (gain) loss on sale of investments, net	2,848,007	9,317,003
Realized (gain) loss on derivative contracts, net	(2,792,794)	(2,233,051)
Realized (gain) loss on mortgage loans held-for-sale	—	174
Unrealized (gain) loss on fair value option securities	—	(9,448,270)
Unrealized (gain) loss on derivative contracts	(12,783,088)	3,077,088
Unrealized (gain) loss on mortgage loans held-for-sale	—	3,709
Unrealized (gain) loss on mortgage servicing rights	(57,689)	126,446
Unrealized (gain) loss on multi-family loans held in securitization trusts	1,355,774	(1,299,630)
Unrealized (gain) loss on residential loans held in securitization trusts	255,403	368,343
Restricted stock compensation expense	4,804	6,620
Net change in:
Accrued interest receivable	100,083	(357,733)
Deferred offering costs	(7,617)	(43)
Other assets	143,759	50,764
Accrued interest payable	(291,435)	(39,796)
Deferred income	51,450	(3,209)
Fees and expenses payable to Manager	567,711	(171,000)
Other accounts payable and accrued expenses	(63,221)	(1,681,211)
Net cash (used in) provided by operating activities	1,889,899	(1,314,443)
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(229,808,786)
Proceeds from sales of available-for-sale securities	144,210,537	46,285,304
Net proceeds from (payments for) derivative contracts	2,792,794	2,233,051
Principal payments from available-for-sale securities	36,468,741	23,814,162
Principal payments from mortgage loans held-for-sale	—	22,696
Investment related receivable	(136,340,151)	1,720,692
Due from broker	12,617,662	(3,329,088)
Net cash (used in) provided by investing activities	59,749,583	(159,061,969)
Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	7,310,584	(9,310)
Purchase of treasury stock	—	—
Dividends paid on common stock	(2,314,686)	(2,630,889)
Dividends paid on preferred stock	(880,509)	(880,509)
Proceeds from repurchase agreements - available-for-sale securities	4,064,474,000	2,720,168,000
Principal repayments of repurchase agreements - available-for-sale securities	(4,121,936,000)	(2,553,754,000)
Net cash (used in) provided by financing activities	(53,346,611)	162,893,292
Net increase (decrease) in cash, cash equivalents and restricted cash	8,292,871	2,516,880
Cash, cash equivalents and restricted cash, beginning of period	45,622,602	37,889,596
Cash, cash equivalents and restricted cash, end of period	$53,915,473	$40,406,476
Supplemental disclosure of cash flow information
Cash paid for interest	$5,242,972	$4,147,592
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$(10,865,347)	$3,550,902
Consolidation of multi-family loans held in securitization trusts	$1,111,092,392	$1,219,903,501
Consolidation of residential loans held in securitization trusts	$112,140,311	$132,898,313
Consolidation of multi-family securitized debt obligations	$1,090,753,067	$1,200,261,830
Consolidation of residential securitized debt obligations	$106,981,993	$126,891,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Five Oaks Investment Corp. (the “Company”) is a Maryland corporation that has historically focused primarily on investing in, financing and managing residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities (“Multi-Family MBS”, and together with RMBS, “MBS”), mortgage servicing rights and other mortgage-related investments. Going forward, the Company expects to increase its investments in the commercial real estate mortgage space. With effect from January 18, 2018, the Company is externally managed by Hunt Investment Management, LLC (the "Manager"), an asset management firm incorporated in Delaware who replaced the prior manager, Oak Circle Capital Partners, LLC ("Oak Circle"). The Company’s common stock is listed on the NYSE under the symbol “OAKS” and its Series A Preferred Stock is traded on the NYSE under the symbol "OAKS-PRA."

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company has historically invested in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company also invests in Non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity. Additionally, the Company invests in Multi-Family MBS, which are MBS for which the principal and interest may be sponsored by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or may not be sponsored by a U.S. Government agency or a U.S. Government-sponsored entity. The Company also invests in mortgage servicing rights, may also invest in other mortgage-related investments and historically has invested in residential mortgage loans.

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

In December 2014, The Company determined that CSMC 2014-OAK1 Trust was a VIE and that the Company continues to be the primary beneficiary, and accordingly consolidates the assets and liabilities of the trust into the Company’s financial statements in accordance with GAAP.

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

On January 18, 2018, the Company announced a new strategic direction, and the entry into a new external management agreement with Hunt Investment Management, LLC, an affiliate of the Hunt Companies, Inc. ("Hunt") and the concurrent mutual termination of our management agreement with Oak Circle. Management by Hunt is expected to provide Five Oaks with a new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space and direct access to Hunt's significant pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. The new management agreement is expected to better align the Company's interests with those of its new manager through an incentive fee arrangement and agreed upon limitations on manager expense reimbursements from the Company, as further described below. Pursuant to the terms of the termination agreement between Five Oaks and Oak Circle, the termination of the prior management agreement did not trigger, and Oak Circle was not paid, a termination fee by us. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

In connection with the aforementioned transaction, an affiliate of Hunt purchased 1,539,406 shares of the Company's common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 Five Oaks shares from the Company's largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represents a 56.9% premium over the Five Oaks common stock price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its previously held Five Oaks warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of Five Oaks outstanding common shares. Also in connection with the transaction, and as further described in Section 10 of our 2017 10-K filed with the Securities and Exchange Commission filed on March 16, 2018 and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Five Oaks board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of Five Oaks and Michael P. Larsen President of Five Oaks.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

On April 30, 2018, as more particularly described in our current Report on Form 8-K filed on April 30, 2018, the Company acquired Hunt CMT Equity LLC, which comprised of assets including junior retained notes and preferred shares of a commercial real estate collateralized loan obligation, a licensed commercial mortgage lender and eight loan participations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three months ended March 31, 2018 and for the three months ended March 31, 2017, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2018, and the three months ended March 31, 2017, are unaudited.

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.

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

The Company has evaluated its Non-Agency RMBS and Multi-Family MBS investments to determine if each represents a variable interest in a VIE. The Company monitors these investments and analyzes them for potential consolidation. The Company's real estate securities investments represent variable interests in VIEs. At March 31, 2018, the Company determined that it continues to be the primary beneficiary of two Multi-Family MBS transactions (FREMF 2011-K13 and FREMF 2012-KF01), and one residential mortgage loan transaction (CSMC 2014-OAK1), in each case based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranches. In the case of the FREMF 2011-K13 and the FREMF 2012-KF01 trusts, the Company determined that it is the primary beneficiary of certain intermediate trusts that have the power to direct the activities and the obligations to absorb losses of the underlying trusts. Accordingly, the Company consolidated the assets, liabilities, income and expenses of each of the underlying trusts, and has elected the fair value option in respect of the assets and liabilities of each trust. However, the Company's maximum exposure to loss from consolidated trusts was $25,497,642 and $27,108,818, respectively, at March 31, 2018, and December 31, 2017. At March 31, 2018, with the exception of the listed transactions, the Company did not have any exposure to VIEs. During the first quarter, the Company sold its remaining investment in Multi-Family MBS. As of December 31, 2017, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Multi-Family MBS, $5,742,000, as disclosed in Note 4.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g. valuation

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$42,257,248	$34,347,339
Restricted cash	11,658,225	11,275,263
Total cash, cash equivalents and restricted cash	$53,915,473	$45,622,602

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

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

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust, as of March 31, 2018. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the three trusts, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-Agency RMBS IOs, at Fair Value

Non-Agency RMBS IOs that the Company previously owned are associated with residential mortgage loan securitizations that the Company had previously sponsored, and are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Interest income on IOs was recognized at the contractually agreed rate, and changes in fair value were recognized in the Company’s condensed consolidated statement of operations.

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

Backstop Guarantees

The Company, through FOAC and in return for fees, provides seller eligibility and backstop guarantee services in respect of residential mortgage loans that are traded through one or more loan exchanges operated by MAXEX LLC (“MAXEX”). See Note 13 and Note 14 for additional information regarding MAXEX. To the extent that a loan seller approved by FOAC fails to honor its obligations to repurchase one or more loans based on an arbitration finding that such seller has breached its representations and warranties, FOAC provides a backstop guarantee of the repurchase obligation. The Company has evaluated its backstop guarantees pursuant to ASC 460, Guarantees, and has determined them to be performance guarantees, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. FOAC is obligated in two respects: (i) a noncontingent liability, which represents FOAC’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents FOAC’s obligation to make future payments if those triggering events occur. FOAC recognizes the noncontingent liability at the inception of the guarantee at the fair value, which is the fee received or receivable, and is recorded on the Company’s consolidated balance sheet as a liability in the line item “Deferred income.” The Company amortizes these fees into income on a straight-line basis over five years, based on an assumed constant prepayment rate of 15% for residential mortgage loans and other observable data. The Company’s contingent liability is accounted for pursuant to ASC 450, Contingencies, pursuant to which the contingent liability must be recognized when its payment becomes probable and reasonably estimable.

Common Stock

At March 31, 2018, and December 31, 2017, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 23,683,164 shares of common stock issued and outstanding at March 31, 2018 and 22,143,758 at December 31, 2017.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. As of March 31, 2018, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. There has been no activity in 2018. As of March 31, 2018, $9.4 million of common stock remained authorized for future share repurchases under the Repurchase Program.

Preferred Stock

At March 31, 2018, and December 31, 2017, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both March 31, 2018 and December 31, 2017.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. So long as the Company qualifies as a REIT, with the exception of its taxable REIT subsidiaries, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its net taxable income to stockholders and maintains its qualification as a REIT.

In addition to the Company’s election to be taxed as a REIT, the Company complies with Sections 856 through 860 of the Code. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes it will meet all of the criteria to maintain the Company's REIT qualification for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company's accounting policy with respect to interest and penalties is to classify these amounts as other interest expense. As further described in Note 18, the Company declared and paid in the fourth quarter of 2016 a deficiency dividend relating to a determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, during the first quarter of 2017, the Company paid an amount of $2.01 million for interest charges to the IRS. The Company previously provisioned $1.86 million in the third quarter of 2016 in the Company's condensed consolidated balance sheets in the line item "Other accounts payable and accrued expenses"; the remaining balance of $0.15 million was expensed in the first quarter of 2017, which is included in "Other interest expense" in the Company's condensed consolidated statements of operations. The first quarter 2017 payment of $2.01 million is included in "cash paid for interest" in the Company's condensed consolidated statements of cash flows.

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning after 2017. This new legislation has no material adverse effect on the Company's business.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include interest income related to the following: investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); residential mortgage loans and multi-family loans (subject to either ASC 310, Receivables or ASC 825, Financial Instruments); and derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging). The Company evaluated the applicability of this ASU with respect to its investment portfolio, considering the scope exceptions listed above, and has determined that the adoption of this ASU did not have a material impact on the Company's financial condition or results of operations as the substantial majority of the Company's revenue is generated by financial instruments and other contractual rights and obligations that are not within the scope of ASC 606.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. The Company has determined this ASU did not have a material impact on the Company's financial condition or results of operations.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, which amends ASC Topic 230, Statement of Cash Flows (“ASC 230”), to reduce diversity in how certain transactions are classified in the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has determined this ASU did not have a material impact on the Company's financial condition or results of operations.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which amends ASC Topic 230, Statement of Cash Flows, to reduce diversity in how entities present restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in ASU 2016-18 require restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, provided that all of the amendments are adopted in the same period. The amendments of this ASU should generally be applied using a retrospective transition method to each period presented. The Company adopted the ASU beginning with the first quarter of 2017, which had no effect on the Company's results of operations, financial condition or cash flows.

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

Determination of MBS Fair Value

The Company determines the fair values for the Agency RMBS, Multi-Family MBS and Non-Agency RMBS in its portfolio based on obtaining a valuation for each such security from third-party pricing services, and may also obtain dealer quotes, as described below. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable. The dealers incorporate common market pricing methods, including a spread

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security, including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.

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

MSRs and Excess Servicing Rights

Designation

MSRs are associated with residential mortgage loans that the Company previously purchased and subsequently sold or securitized, and were typically acquired directly from loan originators and recognized at the time that loans were transferred to a third party or a securitization, in each case providing such transfer met the GAAP criteria for sale. The Company retains the rights to service certain loans that it has sold or securitized, but employs one or more sub-servicers to perform the servicing activities.

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

Determination of Fair Value

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

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

See Note 11 for a further presentation on MSRs.

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of March 31, 2018. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including their assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within these trusts.

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

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust as of March 31, 2018. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$430,520,486	$530,640,091
Federal National Mortgage Association	664,668,778	754,443,557
Multi-Family	—	5,742,000
Total available-for-sale securities	$1,095,189,264	$1,290,825,648

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Agency	Multi-Family	Total
Face Value	$1,098,998,936	$—	$1,098,998,936
Unamortized premium	20,077,893	—	20,077,893
Unamortized discount	(404,423)	—	(404,423)
Amortized Cost	1,118,672,406	—	1,118,672,406
Gross unrealized gain	—	—	—
Gross unrealized (loss)	(23,483,142)	—	(23,483,142)
Fair Value	$1,095,189,264	$—	$1,095,189,264

	December 31, 2017
	Agency	Multi - Family	Total
Face Value	$1,274,329,317	$7,500,000	$1,281,829,317
Unamortized premium	23,818,687	—	23,818,687
Unamortized discount	(491,020)	(1,713,542)	(2,204,562)
Amortized Cost	1,297,656,984	5,786,458	1,303,443,442
Gross unrealized gain	751,458	—	751,458
Gross unrealized (loss)	(13,324,794)	(44,458)	(13,369,252)
Fair Value	$1,285,083,648	$5,742,000	$1,290,825,648

At March 31, 2018 and December 31, 2017, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is not "more likely than not" that the Company will be required to sell these MBS before recovery of their amortized cost basis, which may be their maturity. The Company did not recognize credit-related OTTI losses through earnings during the three months ended March 31, 2018 and March 31, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents the composition of OTTI charges recorded by the Company for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
	2018	2017
Cumulative credit (loss) at beginning of period	$(3,074,728)	$(3,074,728)

Additions:
Initial (increase) in credit reserves	—	—
Subsequent (increase) in credit reserves	—	—
Initial additional other-than-temporary credit impairment losses	—	—
Subsequent additional other-than-temporary credit impairment losses	—	—

Reductions:
For securities sold decrease in credit reserves	—	—
For securities sold decrease in other-than-temporary impairment	—	—

Cumulative credit (loss) at end of period	$(3,074,728)	$(3,074,728)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of March 31, 2018 and December 31, 2017. At March 31, 2018, the Company held 51 AFS securities, of which 46 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss for more than twelve months. At December 31, 2017, the Company held 59 AFS securities, of which 49 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months:

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2018	$1,003,823,817	$(20,481,607)	$91,365,447	$(3,001,535)	$1,095,189,264	$(23,483,142)
December 31, 2017	$1,084,010,586	$(11,135,736)	$95,024,791	$(2,233,516)	$1,179,035,377	$(13,369,252)

To the extent the Company determines there are likely to be decreases in cash flows expected to be collected, and as a result of non-credit impairment, such changes are generally recognized prospectively through adjustment of the security’s yield over its remaining life.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
AFS securities sold, at cost	$147,058,544	$55,602,307
Proceeds from AFS securities sold	$144,210,537	$46,285,304
Net realized gain (loss) on sale of AFS securities	$(2,848,007)	$(9,317,003)

The following tables present the fair value of AFS investment securities by rate type as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Agency	Multi-Family	Total
Adjustable rate	$1,094,378,500	$—	$1,094,378,500
Fixed rate	810,764	—	810,764
Total	$1,095,189,264	$—	$1,095,189,264

	December 31, 2017
	Agency	Multi- Family	Total
Adjustable rate	$1,284,237,670	$—	$1,284,237,670
Fixed rate	845,978	5,742,000	6,587,978
Total	$1,285,083,648	$5,742,000	$1,290,825,648

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the fair value of AFS investment securities by maturity date as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Greater than or equal to one year and less than five years	$992,367,597	$1,187,909,353
Greater than or equal to five years	102,821,667	102,916,295
Total	$1,095,189,264	$1,290,825,648

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

The following tables present the changes for the three months ended March 31, 2018 and the year ended December 31, 2017 of the unamortized net discount and designated credit reserves on the Company’s MBS:

	March 31, 2018
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2018	$—	$(2,204,562)	$(2,204,562)
Dispositions	—	1,736,855	1,736,855
Accretion of net discount	—	63,284	63,284
Ending Balance at March 31, 2018	$—	$(404,423)	$(404,423)

	December 31, 2017
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2017	$(1,929,833)	$(27,841,262)	$(29,771,095)
Dispositions	1,929,833	22,685,756	24,615,589
Accretion of net discount	—	2,950,944	2,950,944
Ending Balance at December 31, 2017	$—	$(2,204,562)	$(2,204,562)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three months ended March 31, 2018, the Company had unrealized gains (losses) on AFS securities of $(12,154,936) and for three months ended March 31, 2017, the Company had unrealized gains (losses) on AFS securities of $3,699,186.

The following tables present components of interest income on the Company’s AFS securities for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$8,323,342	$(1,275,855)	$7,047,487	$5,380,580	$466,291	$5,846,871
Non-Agency	—	—	—	42,254	9,946	52,200
Multi-Family	—	32,103	32,103	—	923,551	923,551
Total	$8,323,342	$(1,243,752)	$7,079,590	$5,422,834	$1,399,788	$6,822,622

NOTE 5 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 5 – THE FREMF TRUSTS (continued)

Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $20,339,325 at March 31, 2018 and $21,695,098 at December 31, 2017.

The condensed consolidated balance sheets of the FREMF trusts at March 31, 2018 and December 31, 2017 are set out below:

Balance Sheets	March 31, 2018	December 31, 2017
Assets
Multi-family mortgage loans held in securitization trusts	$1,106,592,612	$1,130,874,274
Receivables	4,499,779	4,377,606
Total assets	$1,111,092,391	$1,135,251,880
Liabilities and Equity
Multi-family securitized debt obligations	$1,086,279,589	$1,109,204,743
Payables	4,473,478	4,352,039
Total liabilities	$1,090,753,067	$1,113,556,782
Equity	20,339,324	21,695,098
Total liabilities and equity	$1,111,092,391	$1,135,251,880

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,073,365,225 at March 31, 2018 and $1,078,622,737 at December 31, 2017. The multi-family securitized debt obligations had an unpaid principal balance of $1,073,365,225 at March 31, 2018 and $1,078,622,737 at December 31, 2017.

The condensed consolidated statements of operations of the FREMF trusts for the three months ended March 31, 2018 and March 31, 2017 are as follows:

Statements of Operations	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest income	$13,227,188	$13,948,754
Interest expense	12,526,295	13,237,724
Net interest income	$700,893	$711,030
General and administrative fees	(623,254)	(648,934)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(1,355,774)	1,299,630
Net income (loss)	$(1,278,135)	$1,361,726

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
New York	16.6%	New York	16.5%
Texas	14.2%	Texas	14.2%
Washington	8.7%	Washington	8.7%
Colorado	7.8%	Colorado	7.8%
Georgia	5.7%	Georgia	5.7%

NOTE 6 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $5,158,318 at March 31, 2018 and $5,413,720 at December 31, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 6 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

The condensed consolidated balance sheets of the residential mortgage loan securitization trusts at March 31, 2018 and December 31, 2017 are set out below:

Balance Sheets	March 31, 2018	December 31, 2017
Assets
Residential mortgage loans held in securitization trusts	$111,764,070	$119,756,455
Receivables	376,241	396,000
Total assets	$112,140,311	$120,152,455
Liabilities and Equity
Residential securitized debt obligations	$106,676,747	$114,418,318
Payables	305,246	320,417
Total liabilities	$106,981,993	$114,738,735
Equity	5,158,318	5,413,720
Total liabilities and equity	$112,140,311	$120,152,455

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $112,945,716 at March 31, 2018 and $118,884,113 at December 31, 2017. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $112,945,716 at March 31, 2018 and $118,884,113 at December 31, 2017.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three months ended March 31, 2018 and March 31, 2017 are as follows:

Statements of Operations	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest income	$1,147,641	$1,355,438
Interest expense	920,057	1,074,352
Net interest income	$227,584	$281,086
General and administrative fees	(6,928)	(11,844)
Unrealized gain (loss) on residential loans held in securitization trusts	(255,403)	(368,343)
Net income (loss)	$(34,747)	$(99,101)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
California	38.1%	37.0%
Washington	13.8%	15.3%
Massachusetts	8.5%	8.1%
Florida	6.6%	6.4%

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

As further discussed in Notes 2, 5 and 6, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it is the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending March 31, 2018 and December 31, 2017. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts.

NOTE 8 - RESTRICTED CASH AND DUE TO BROKER

As of March 31, 2018, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 8 – RESTRICTED CASH AND DUE TO BROKER (continued)

The following table presents the Company's restricted cash and due to broker balances as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Restricted cash balance held by:
Broker counterparties for derivatives trading	$(13,741,125)	$(1,123,463)
Repurchase counterparties as restricted collateral	11,658,225	11,275,263
Total	$(2,082,900)	$10,151,800

NOTE 9 - BORROWINGS

Repurchase Agreements

The Company has entered into repurchase agreements at March 31, 2018 to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations mature and typically reinvest every 30 days to one year and have a weighted average aggregate interest rate of 1.88% at March 31, 2018. Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Amount outstanding	Weighted average interest rate	Market value of collateral held	Amount outstanding	Weighted average interest rate	Market value of collateral held
Agency	$1,174,281,000	1.87%	$1,233,451,363	$1,228,349,000	1.55%	$1,285,083,649
Non-Agency	2,779,000	3.95%	4,152,493	2,555,000	3.38%	4,399,779
Multi-Family	—	—%	—	3,618,000	3.16%	5,742,000
Total	$1,177,060,000	1.88%	$1,237,603,856	$1,234,522,000	1.56%	$1,295,225,428

At March 31, 2018 and December 31, 2017, the repurchase agreements had the following remaining maturities:

	March 31, 2018	December 31, 2017
< or equal to 30 days	$1,174,281,000	$1,175,407,000
31 to 60 days	—	56,560,000
61 to 90 days	2,779,000	2,555,000
Total	$1,177,060,000	$1,234,522,000

Under the repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of these covenants requires that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of March 31, 2018 and December 31, 2017.

The following tables summarize certain characteristics of the Company’s repurchase agreements at March 31, 2018 and December 31, 2017:

	March 31, 2018
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted days to maturity	Market Value of collateral held
North America	895,289,000	76.06%	11	941,208,763
Asia (1)	278,992,000	23.70%	16	292,242,600
Europe (1)	2,779,000	0.24%	80	4,152,493
Total	$1,177,060,000	100.00%	12	$1,237,603,856
(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

	December 31, 2017
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted days to maturity	Market Value of collateral held
North America	939,438,000	76.10%	13	985,672,703
Asia (1)	292,529,000	23.70%	14	305,152,946
Europe (1)	2,555,000	0.20%	78	4,399,779
Total	$1,234,522,000	100.00%	13	$1,295,225,428
(1) Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS

The Company enters into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaptions and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swaps, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the consolidated statement of operations as a realized loss on derivative contracts. We are party to certain types of financial instruments that are accounted for as derivative instruments including Eurodollar futures , interest rate swaps, TBA's, options, swaptions and caps. Certain of these derivative instruments may require us to post initial margin at inception and daily variation margin based on subsequent changes in their fair value.

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

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures (Short positions)	13,505	$18,132,700	$13,505,000,000	—	$—	$—
Total	13,505	$18,132,700	$13,505,000,000	—	$—	$—

	December 31, 2017
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures (Short positions)	14,355	$5,349,613	$14,355,000,000	—	$—	$—
Total	14,355	$5,349,613	$14,355,000,000	—	$—	$—

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements with each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, is replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company has pledged financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 8 for the amounts of restricted cash outstanding.

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS

	March 31, 2018
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Futures (Short positions)	$18,132,700	$—	$18,132,700	$—	$(13,741,125)	$4,391,575
Total	$18,132,700	$—	$18,132,700	$—	$(13,741,125)	$4,391,575

	December 31, 2017
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Futures (Short positions)	$5,349,613	$—	$5,349,613	$—	$(1,123,463)	$4,226,150
Total	$5,349,613	$—	$5,349,613	$—	$(1,123,463)	$4,226,150

	March 31, 2018
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net Amount
Repurchase agreements	$(1,177,060,000)	$—	$(1,177,060,000)	$1,177,060,000	$—	$—
Total	$(1,177,060,000)	$—	$(1,177,060,000)	$1,177,060,000	$—	$—

	December 31, 2017
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net Amount
Repurchase agreements	$(1,234,522,000)	$—	$(1,234,522,000)	$1,234,522,000	$—	$—
Total	$(1,234,522,000)	$—	$(1,234,522,000)	$1,234,522,000	$—	$—

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended March 31, 2018 and March 31, 2017:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS

	Three Months Ended March 31, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$2,792,794	$12,783,088	$15,575,882
Total	$2,792,794	$12,783,088	$15,575,882

	Three Months Ended March 31, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$2,233,051	$(3,077,088)	$(844,037)
Total	$2,233,051	$(3,077,088)	$(844,037)
During the three months ended March 31, 2018, the Company retained the servicing rights associated with an aggregate principal balance of $324,933,643 of residential mortgage loans that the Company had previously transferred to three residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS.

The following table presents the Company’s MSR activity as of March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Balance at beginning of year	$2,963,861	$3,440,809
MSRs relating to sales to securitizations	—	10,910
MSRs related to deconsolidation of securitization trust	—	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	174,761	39,688
Other changes to fair value (1)	(117,073)	(527,546)
Balance at end of period	$3,021,549	$2,963,861

Loans associated with MSRs (2)	$324,933,643	$338,167,569
MSR values as percent of loans (3)	0.93%	0.88%

(1)	Amounts represent changes due to realization of expected cash flows.

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at March 31, 2018 and December 31, 2017, respectively.

(3)	Amounts represent the carrying value of MSRs at March 31, 2018 and December 31, 2017, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018, and March 31, 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Servicing income	$219,978	$252,738
Total servicing income	$219,978	$252,738

NOTE 12 – FINANCIAL INSTRUMENTS

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 12 – FINANCIAL INSTRUMENTS (Continued)

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2018
Assets:
Residential mortgage-backed securities (a)	$—	$1,095,189,264	$—	$1,095,189,264
Multi-Family mortgage loans held in securitization trusts	—	1,106,592,612	—	1,106,592,612
Residential mortgage loans held in securitization trusts	—	111,764,070	—	111,764,070
Mortgage servicing rights	—	—	3,021,549	3,021,549
Futures (Short positions)	18,132,700	—	—	18,132,700
Total	$18,132,700	$2,313,545,946	$3,021,549	$2,334,700,195

Liabilities:
Multi-family securitized debt obligations	$—	$(1,086,279,589)	$—	$(1,086,279,589)
Residential securitized debt obligations	—	(106,676,747)	—	(106,676,747)
Total	$—	$(1,192,956,336)	$—	$(1,192,956,336)

	December 31, 2017
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2017
Assets:
Residential mortgage-backed securities (a)	$—	$1,290,825,648	$—	$1,290,825,648
Multi-Family mortgage loans held in securitization trusts	—	1,130,874,274	—	1,130,874,274
Residential mortgage loans held in securitization trusts	—	119,756,455	—	119,756,455
Mortgage servicing rights	—	—	2,963,861	2,963,861
Futures (Short positions)	5,349,613	—	—	5,349,613
Total	$5,349,613	$2,541,456,377	$2,963,861	$2,549,769,851

Liabilities:
Multi-family securitized debt obligations	$—	$(1,109,204,743)	$—	$(1,109,204,743)
Residential securitized debt obligations	—	(114,418,318)	—	(114,418,318)
Total	$—	$(1,223,623,061)	$—	$(1,223,623,061)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

For the three months ended March 31, 2018 and year ended December 31, 2017, the Company had no transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of March 31, 2018 and December 31, 2017, the Company had $3,021,549 and $2,963,861, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 11.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at March 31, 2018 and December 31, 2017:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 12 – FINANCIAL INSTRUMENTS (Continued)

As of March 31, 2018
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 24.2%	12.2%
	Discount rate	12.0%	12.0%

As of December 31, 2017
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 25.4%	12.8%
	Discount rate	12.0%	12.0%

NOTE 13 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the prior management agreement in effect for the year ended December 31, 2017, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. On January 18, 2018 the management agreement in effect for the year ended December 31, 2017 was terminated, and a new agreement with Hunt Investment Management, LLC became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 18, 2019, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over a hurdle rate of 8% per annum.

On June 7, 2017, the prior manager agreed to waive a portion equal to 0.75% of its 1.50% management fee on the net proceeds of the June 16, 2017 common stock offering, for the next twelve monthly payments, beginning with the payment due for the month of June 2017. Due to the termination of the previous management agreement with Oak Circle, the fee waiver terminated on January 18, 2018. The net amount of management fee waived from January 1, 2018 to January 18, 2018 was $6,959 (2017: $79,415).

For the three months ended March 31, 2018, the Company incurred management fees of $576,135, net of $6,959 in management fees waived (March 31, 2017: $544,510), included in Management Fee in the condensed consolidated statement of operations, of which $577,000 (March 31, 2017: $184,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

On January 18, 2018 the management agreement in effect for the year ended December 31, 2017 was terminated, and a new agreement with Hunt Investment Management, LLC became effective. Pursuant to the terms of the new management agreement, the Company's Manager has agreed upon certain limitations on manager expense reimbursement from us.

For the three months ended March 31, 2018, the Company incurred reimbursable expenses of $746,092 (March 31, 2017: $1,208,943), included in operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $742,711 (March 31, 2017: $525,000 was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

Manager Equity Plan

The Company has in place a Manager Equity Plan under which the Company may compensate the Manager and the Company’s independent directors or consultants, or officers whom it may employ in the future. In turn, the Manager, in its sole discretion, grants such awards to its directors, officers, employees or consultants. The Company is able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award. Stock based compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company’s common stock.

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2018 and March 31, 2017:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$4.33	4,500	$5.97
Granted	—	—	—	—
Vested	—	—	—	—
Outstanding Unvested Shares at End of Period	4,500	$4.33	4,500	$5.97

For the period ended March 31, 2018, the Company recognized compensation expense related to restricted common stock of $4,805 (2017: $6,624). the Company has unrecognized compensation expense of $10,730 as of March 31, 2018 (2017: $10,010) for unvested shares of restricted common stock. As of March 31, 2018, the weighted average period for which the unrecognized compensation expense will be recognized is 6.7 months.

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31, 2017, the Company had sold $24.6 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party; the Company has not sold any loans through MAXEX in 2018. As of March 31, 2018, the Company has received $67,325 (2017: $9,325) in fees, net of $15,704 (2017: $2,175) in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. These fees are recorded on the Company's condensed consolidated balance sheet as a liability in the line item "Deferred Income". See Note 14 for additional disclosure relating to the backstop services.

NOTE 14 – GUARANTEES

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, given FOAC's extensive experience understanding and analyzing seller rep and warranty risk, the Company has sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. See Note 13 for a further description of MAXEX. MAXEX's wholly owned clearinghouse subsidiary, Central Clearing and Settlement LLC ("CCAS") functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016 and January 30, 2017, among MAXEX, CCAS and FOAC, FOAC provides seller eligibility review services under which it reviews, approves and monitors sellers that are to sell loans via CCAS. Once approved, and having signed the standardized loan sale contract, the seller then sells loan(s) to CCAS, and CCAS simultaneously sells loan(s) to the buyer on substantially the same terms including representations and warranties. To the extent that a seller approved by FOAC fails to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC is obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to CCAS, was estimated to be $795,335,424 as of March 31, 2018 and $629,278,629 as of December 31, 2017. Amounts payable in excess of the outstanding principal of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable to MAXEX. As of March 31, 2018, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of March 31, 2018 in accordance with ASC 460, "Guarantees", and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for information on the Company's accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2018.

NOTE 15 - STOCKHOLDERS' EQUITY

Ownership and Warrants

Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and following adjustment in December 2016, entitled XL Investments Ltd, to purchase an aggregate of 3,753,492 shares of the Company’s common stock at a per share exercise price equal to $13.11. XL Global, Inc., a subsidiary of XL

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 15 - STOCKHOLDERS' EQUITY (Continued)

Group Ltd, held a minority stake in the previous manager. Pursuant to an agreement dated January 18, 2018, XL Investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it.

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 23,683,164 and 22,143,758 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

On June 16, 2017, the Company issued 4,600,000 shares of common stock, including the concurrent exercise of the underwriters' overallotment option, for $4.60 per share. Net estimated proceeds to the Company were $19.8 million.

On January 18, 2018, the Company issued 1,539,406 shares of common stock to an affiliate of our Manager in a private placement at a purchase price of $4.77 per share resulting in aggregate net proceeds of $7.3 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. As of December 31, 2017, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the three months ended March 31, 2018. As of March 31, 2018, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both March 31, 2018 and December 31, 2017. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company's common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

Distributions to stockholders

For the 2018 taxable year to date, the Company has declared dividends to common stockholders totaling $2,314,686, or $0.10 per share. The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
January 5, 2018	January 16, 2018	January 30, 2018	$737,388	$0.03152
January 5, 2018	February 15, 2018	February 27, 2018	$788,649	$0.03371
January 5, 2015	March 15, 2018	March 29, 2018	$788,649	$0.03371

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the three months ended March 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
January 5, 2018	January 16, 2018	January 30, 2018	$293,503	$0.18230
January 5, 2018	February 15, 2018	February 27, 2018	$293,503	$0.18230
January 5, 2018	March 15, 2018	March 29, 2018	$293,503	$0.18230

NOTE 16 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Net income (loss)		$11,315,000		$2,369,141

Less dividends paid:
Common stock	$2,314,686		$2,630,889
Preferred stock	880,509		880,509
		3,195,195		3,511,398
Undistributed earnings (deficit)		$8,119,805		$(1,142,257)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.10	$0.10	$0.15	$0.15
Undistributed earnings (deficit)	0.35	0.35	(0.07)	(0.07)
Total	$0.45	$0.45	$0.08	$0.08

No adjustment was required for the calculation of diluted earnings per share for the warrants described in Note 15 because the warrants’ exercise price was greater than the average market price of the common shares for the period, and thereby anti-dilutive. For three months ended March 31, 2018 the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,392,387 and for three months ended March 31, 2017 the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 17,539,258.

NOTE 17 – SEGMENT REPORTING

The Company invests in a portfolio comprised of MBS and other mortgage-related investments, and operates as a single reporting segment.

NOTE 18 - INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, and FOAC is therefore subject to tax as a corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.

Impacts of tax reform

On December 22, 2017, the Tax Cut and Jobs Act (H.R. 1) (the "Tax Act") was signed into law. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate income tax rate to 21%. We have substantially completed our assessment of the effects of the Tax Act and were able to determine reasonable estimates for the impacts of the items specified below. We continue to monitor and analyze the application of the "Tax Act" to our business and continue to assess our provision for income taxes as future guidance is issued.

The key aspects of the Tax Act on our financial statements for the year ended December 31, 2017 were: (1) the federal statutory tax rate was reduced to 21%. In prior years, the Company valued its deferred tax asset at 34%. The related re-measurement of the deferred tax asset resulted in a reduction of $364,000. This amount is fully offset by a corresponding reduction to the valuation allowance as discussed in the paragraph below, (2) taxpayers that have existing AMT credit from previously paid AMT tax will be allowed to offset their regular tax liability for any future taxable year. Additionally, the AMT credit will be refundable for any taxable year beginning after December 31, 2017 and before January 1, 2022 in an amount equal to 50% of the excess AMT credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. In tax year 2021, 100% of any remaining excess AMT credit will be refunded. As a result, the valuation allowance attributable to prior years AMT credit in the amount of $12,000 is released and AMT credit accrued for the current year is recognized in the deferred tax asset.

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of March 31, 2018	As of December 31, 2017

GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	12,829	$4,707
GAAP net loss (income) from REIT operations	(12,559)	(4,645)
GAAP net income (loss) of taxable subsidiary	270	62
Capitalized transaction fees	(10)	(41)
Unrealized gain (loss)	(50)	639
Deferred income	52	19
Tax income of taxable subsidiary before utilization of net operating losses	262	679
Utilizations of net operating losses	(262)	(679)
Net tax income of taxable subsidiary	—	$—

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 18 - INCOME TAXES (continued)

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017

Accumulated net operating losses of TRS	269	337
Unrealized gain	238	251
Capitalized transaction costs	120	122
Deferred income	71	57
AMT Credit	—	19
Deferred tax asset (liability)	698	786
Valuation allowance	(698)	(767)
Net non-current deferred tax asset (liability)	—	19

We have provided a valuation allowance against our deferred tax asset that results in no deferred tax asset at March 31, 2018, and December 31, 2017 except for the refundable AMT credits as discussed above. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $0 as a result of the decrease in statutory tax rates as discussed above. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At March 31, 2018, the TRS had net operating loss carryforwards for federal income tax purposes of $1.3 million, which are available to offset future taxable income and begin expiring in 2034.

As of March 31, 2018, the Company is not aware of any material uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2015, 2016 and 2017.

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

NOTE 19 - SUBSEQUENT EVENTS

On April 30, 2018, the Company, announced that it acquired one hundred percent (100%) of the equity interests of Hunt CMT Equity, LLC, a Delaware limited liability company ("Hunt CMT") from Hunt Mortgage Group, LLC, an affiliate of our manager ("HMG") for an aggregate purchase price of $68.05 million (the "Hunt CMT Transaction").

Assets of Hunt CMT include junior retained notes and preferred shares of a commercial real estate collateralized loan obligation ("Hunt CMT CLO"), a licensed commercial mortgage lender and eight (8) loan participations. The assets of the Hunt CMT CLO consist of transitional floating rate commercial mortgage loans with a portfolio balance of $346.3 million as of March 31, 2018, collateralized by a diverse mix of property types, including multifamily, retail, office, mixed-use, industrial and student housing. As part of the Hunt CMT Transaction, the Company also acquired an entity ("Hunt CMT CLO Seller"), which holds $6.9 million of loan participations on eight loans held by the Hunt CMT CLO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this quarterly report on Form 10-Q, or this “report”, we refer to Five Oaks Investment Corp. as “we,” ”us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Hunt Investment Management, LLC, as our “Manager” or “HIM”.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our annual report on Form 10-K for the year ended December 31, 2017, or our 2017 10-K, filed with the Securities and Exchange Commission, or SEC, on March 16, 2018.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on those forward-looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2017 10-K which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Overview

We are a Maryland corporation that, together with our subsidiaries, is focused on investing on a leveraged basis in mortgage-backed securities, or MBS, and other real estate-related assets. Our capital has historically been invested in Agency RMBS, with a particular focus on shorter duration Agency securities backed by hybrid ARMs. Additionally, we have continued to maintain exposure to Multi-Family MBS, principally through owning subordinated and first-loss tranches in Freddie Mac K-series securitizations. We have sought to do so while reducing our reliance on short-term repurchase agreement financing, including through the use of re-securitization, or re-REMIC, financings.

In January 2018, we entered into a series of transactions with subsidiaries of the Hunt Companies, Inc., a holding company that invests in businesses focused in the real estate and infrastructure markets, including investment management, mortgage banking, direct lending, loan servicing, asset management, property management, development, construction and advisory. We entered into a new management agreement with Hunt Investment Management, LLC, while another affiliate of Hunt purchased an ownership stake of approximately 9.5% through a combination of a privately-placed stock issuance and a purchase from our largest shareholder, XL Investments Ltd. The transactions are expected to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, and in particular direct access to Hunt's significant pipeline of specified transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. Subject to our ability to put in place term repurchase facilities and/or collateralized loan obligations of the type Hunt has historically used to finance this asset class, we intend to transition the portfolio towards loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

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

We finance our current investments in Agency RMBS and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. We intend to finance our intended investments in transitional multi-family and other commercial real estate loans primarily through medium term borrowings structured either as repurchase agreements or secured loan facilities. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding these investments.

With effect from January 18, 2018, we are now externally managed and advised by HIM, pursuant to a management agreement between us and HIM, and the simultaneous termination of our previous agreement with Oak Circle. As our manager, HIM implements our business strategy, performs investment advisory services and activities with respect to our assets and is responsible for performing all of our day-to-day operations. HIM is an investment adviser registered with the SEC.

Pursuant to the terms of the new management agreement, we are required to pay our Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement, payable quarterly (0.375% per quarter) in arrears). Starting in the first full calendar quarter following January 18, 2019, we are also required to pay our Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over a hurdle rate of 8% per annum. We are required to reimburse our Manager for costs associated with (i) an allocable share of the costs of non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs and operations, (ii) our CFO, (iii) our general counsel, in each case, based on a percentage of his time spent on the Company's affairs. Such reimbursement is subject to a cap of 1.5% of the average Stockholders' Equity (as defined in the management agreement) for the applicable fiscal year. We are also required to reimburse our Manager for other costs and expenses associated with our operations, including but not limited to, the costs and expenses associated with our formation and capital raising activities, rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services and insurance.

On January 18, 2018, we and Oak Circle, entered into a Termination Agreement ("Termination Agreement") pursuant to which we and Oak Circle agreed to mutually and immediately terminate that certain management agreement, dated May 16, 2012, by and between us and Oak Circle. Under the terms of the Termination Agreement, the termination of the management agreement with Oak Circle did not trigger, and Oak Circle was not paid, a termination fee by us. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the foregoing.

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

First Quarter 2018 Summary and Subsequent Events

•	We reported an economic loss on common equity of 0.61%, comprised of a $0.13 decrease in book value per share and a $0.10 dividend per common share.(1)

•
We have reduced our Agency RMBS exposure from $1,285.1 million as of December 31, 2017 to $1,095.2 million as of March 31, 2018. The capital released from this reduction is expected to be redeployed into new investment opportunities in the commercial real estate space as detailed in the Overview above; since quarter end, we have sold an additional $605.6 million in Agency RMBS

•
During the quarter, we continued the reduction of our credit risk MBS exposure. We reduced our Multi-Family MBS exposure from $27.4 million at December 31, 2017 to $20.3 million as of March 31, 2018 (on a non-GAAP combined basis).(2)

•
On April 30, 2018, the Company, announced that it acquired 100% of the equity interests of Hunt CMT Equity, LLC from Hunt Mortgage Group, LLC for an aggregate purchase price of approximately $68.05 million. Assets of Hunt CMT Equity, LLC include the junior retained notes and preferred shares of a commercial real estate collateralized loan obligation, a licensed commercial mortgage lender and eight (8) loan participations.

(1) Economic gain or loss is a measure of our financial performance that we define as the sum of the change in net book value per common share and dividends declared on our common stock during the period over the net book value per common share at the start of such period.

(2) A definition of non-GAAP combined MBS exposure, and a reconciliation to GAAP, is provided starting on page 36 under "Investment Portfolio".

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

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

As of March 31, 2018, we have determined that we are the primary beneficiary of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1, based in each case on our ownership of all or substantially all of the most subordinated, or first-loss, tranches in each transaction as well as the related control rights.

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

Securitization trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at March 31, 2018 includes the gross assets and liabilities of the three trusts, the assets of each trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the obligations of the trusts do not have any recourse to us as the consolidator of the trusts. Accordingly, we are only exposed to the risk of loss on our net investment in the trusts.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of any of the trusts. Our maximum exposure to loss from our consolidation is our carrying value of $25.5 million as of March 31, 2018, which represents our net aggregate investment in the trusts as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

As of March 31, 2018, we had $2,541,970,671 of total assets on a GAAP basis, as compared to $2,612,541,116 as of December 31, 2017. A reconciliation of our net investment in the trusts with our condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 follows:

	March 31, 2018	December 31, 2017
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$1,111,092,391	$1,135,251,880
Multi-family securitized debt obligations (2)	$1,090,753,067	$1,113,556,782
Net investment amount of Multi-Family MBS trusts held by us	$20,339,324	$21,695,098
Residential mortgage loans held in securitization trusts, at fair value (1)	$112,140,311	$120,152,455
Residential securitized debt obligations (2)	$106,981,993	$114,738,735
Net investment amount of residential mortgage loan trusts held by us	$5,158,318	$5,413,720
(1)       Includes related receivables
(2)       Includes related payables

Factors Impacting Our Operating Results

Market conditions.    The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, will vary primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, on our MBS and mortgage loans. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results are also impacted by unanticipated credit events experienced by borrowers whose mortgage loans are included in our MBS, or whose loans we own directly. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rate levels.

On March 21, 2018, based on its outlook for economic activity, the labor market and inflation and weighing the uncertainties associated with this outlook, the Federal Reserve raised its target range for the federal funds rate to 1-½ to 1-¾ percent. The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2018 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. Additionally, the Federal Reserve continued its balance sheet normalization program that was initiated in October 2017. The plan details the approach the FOMC intends to reduce the Federal Reserve's holding of Treasury and agency securities. For payments of principal that the Federal Reserve receives from its holdings of agency debt and mortgage-backed securities, the Committee anticipates that the cap will be $4 billion per month and will increase in steps of $4 billion at three-month intervals over 12 months until it reaches $20 billion per month. There is still considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

Credit risk.    We are subject to varying degrees of credit risk in connection with our Non-Agency RMBS and Multi-Family MBS investments. Our Manager seeks to mitigate this credit risk by estimating expected losses on these assets and purchasing such assets at appropriate discounted prices, e.g. for Non-Agency RMBS. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results. Additionally, if the market's view of credit risk deteriorates, or the yield required to invest in such credit risk increases, this may lead to an increase in credit spreads, and a resultant decline in the market prices of such assets, even if our estimate of expected losses does not change. In turn, this can be expected to lead to a reduction in our stockholders' equity, and may also trigger margin calls under our repurchase agreements used to finance our credit sensitive assets.

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

Changes in market value of our assets.    It is our business strategy to hold our target assets as long-term investments. As such, our investment securities (with the exception of Non-Agency RMBS IOs) are carried at their fair value, as available-for-sale, or AFS, when applicable, in accordance with ASC 320-10 "Investments-Debt and Equity Securities," with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders' equity, rather than through earnings. However, at least on a quarterly basis, we monitor our target assets for other-than-temporary impairment, which could result in our recognizing a charge through earnings. See "-Critical Accounting Policies" for further details. The primary exception to this accounting policy previously related to residential mortgage loans, which we intended to sell, either into a securitization transaction, or into the secondary market. We elected the fair value option for mortgage loan assets, as well as Non-Agency RMBS IOs, and as such, changes in the market value of these assets will directly impact our earnings. In addition, to the extent that as a result of our purchase of subordinated securities issued by Multi-Family MBS and residential mortgage loan securitization trusts, we determine that we are the primary beneficiary of these trusts and accordingly consolidate their assets and liabilities; we have elected the fair value option in respect of these trusts. As such, changes in the market values of the consolidated trusts will also directly impact our earnings.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. As a result of the 2016 change in presidential administration, we anticipate debate on residential housing and mortgage reform to continue through 2018 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Investment Portfolio

On a GAAP basis, we had decreased our overall investments in MBS from $1,290.8 million as of December 31, 2017 to $1,095.2 million as of March 31, 2018. Within this total, on a quarter-over-quarter basis we had decreased our Agency RMBS from $1,285.1 million to $1,095.2 million and decreased our Multi-Family MBS from $5.7 million to $0 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments decreased from $1,316.9 million as of December 31, 2017 to $1,119.7 million as of March 31, 2018. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a quarter-over-quarter basis we had decreased our Agency RMBS from $1,285.1 million to $1,095.2 million, decreased our Non-Agency RMBS from $4.4 million to $4.2 million and decreased our Multi-Family MBS from $27.4 million to $20.3 million.

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

The following tables summarize certain characteristics of our investment portfolio as of March 31, 2018 and December 31, 2017 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts combined with our GAAP-reported MBS):

March 31, 2018

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$822	$19	$—	$841	$(30)	$811	2.50%	1.84%
Hybrid RMBS	1,098,177	19,655	—	1,117,832	(23,453)	1,094,379	2.65%	2.45%
Total Agency RMBS	1,098,999	19,674	—	1,118,673	(23,483)	1,095,190	2.65%	2.45%

Non-Agency RMBS	—	—	—	—	—	—	—%	—%
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—%	—%
Total Non-Agency RMBS	—	—	—	—	—	—	—%	—%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS	—	—	—	—	—	—	—%	—%

Total/Weighted Average (GAAP)	$1,098,999	$19,674	$—	$1,118,673	$(23,483)	$1,095,190	2.65%	2.45%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	(71)	3,188	3.73%	4.98%
Non-Agency MBS IO, fair value option	112,058	—	—	7,805	(6,840)	965	0.36%	5.18%
Total Non-Agency RMBS	116,403	(1,086)	—	11,064	(6,911)	4,153	0.49%	5.12%

Multi-Family MBS	8,197	(2,690)	—	5,507	237	5,744	3.88%	5.78%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	4,111	14,594	—%	—%
Total Multi-Family MBS	30,137	(2,690)	—	15,990	4,348	20,338	1.06%	1.99%

Total/Weighted Average (Non-GAAP)	$146,540	$(3,776)	$—	$27,054	$(2,563)	$24,491	0.60%	3.27%

 Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$822	$19	$—	$841	$(30)	$811	2.50%	1.84%
Hybrid RMBS	1,098,177	19,655	—	1,117,832	(23,453)	1,094,379	2.65%	2.45%
Total Agency RMBS	1,098,999	19,674	—	1,118,673	(23,483)	1,095,190	2.65%	2.45%

Non-Agency RMBS	4,345	(1,086)	—	3,259	(71)	3,188	3.73%	4.98%
Non-Agency MBS IO, fair value option	112,058	—	—	7,805	(6,840)	965	0.36%	5.18%
Total Non-Agency RMBS	116,403	(1,086)	—	11,064	(6,911)	4,153	0.49%	5.12%

Multi-Family MBS	8,197	(2,690)	—	5,507	237	5,744	3.88%	5.78%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	4,111	14,594	—%	—%
Total Multi-Family MBS	30,137	(2,690)	—	15,990	4,348	20,338	1.06%	1.99%

Total/Weighted Average (Non-GAAP)	$1,245,539	$15,898	$—	$1,145,727	$(26,046)	$1,119,681	2.41%	2.47%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2017

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	—	—	—	—	—	—	—%	—%
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—%	—%
Total Non-Agency RMBS	—	—	—	—	—	—	—%	—%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%

Total/Weighted Average (GAAP)	$1,281,829	$21,614	$—	$1,303,443	$(12,617)	$1,290,826	2.65%	2.51%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—%	—%
Total Multi-Family MBS	30,137	(2,689)	—	15,991	5,704	21,695	1.03%	1.95%

Total/Weighted Average (Non-GAAP)	$156,749	$(3,775)	$—	$27,055	$(960)	$26,095	0.59%	3.40%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—%	—%
Total Multi-Family MBS	37,637	(4,403)	—	21,777	5,660	27,437	0.83%	3.26%

Total/Weighted Average (Non-GAAP)	$1,438,578	$17,839	$—	$1,330,498	$(13,577)	$1,316,921	2.42%	2.53%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at March 31, 2018 do not include our net investments in the three Multi-Family MBS and prime jumbo residential mortgage securitization trusts. However, our maximum exposure to loss from consolidation of the three trusts is $25.5 million as of March 31, 2018. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2017 do not include our net investments in three Multi-Family MBS and prime jumbo residential mortgage securitization trusts; our maximum exposure to loss from consolidation of the three trusts was $27.1 million at December 31, 2017. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our MBS investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018 Fair Value	December 31, 2017 Fair Value
Less than or equal to one year	$—	$—
Greater than one year and less than five years	1,012,943,971	1,209,914,656
Greater than or equal to five years	106,737,110	107,005,869
Total	$1,119,681,081	$1,316,920,525

The decrease in both maturity classifications is due to the reduction in Agency hybrid-ARM securities as part of releasing capital to be invested in new investment opportunities in the commercial real estate space.

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

Financing and other liabilities.    We enter into repurchase agreements to finance our Agency and Non-Agency RMBS. These agreements are secured by our Agency and Non-Agency RMBS and bear interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of March 31, 2018, we had entered into repurchase agreements totaling $1,177.1 million, on a GAAP and non-GAAP basis, compared to $1,234.5 million at December 31, 2017.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2018 to March 31, 2018 on a GAAP and non-GAAP basis:

Period ended March 31, 2018	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2018 to March 31, 2018	$1,202,245,944	1,177,060,000	1,214,770,000

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

The following table summarizes our hedging activity as of March 31, 2018:

March 31, 2018

Expiration Year	Contracts	Notional (1)	Fair Value
Eurodollar Futures Contracts (Short Positions)
2018	2,025	$2,025,000,000	$2,979,950
2019	2,700	2,700,000,000	4,603,625
2020	2,700	2,700,000,000	4,164,737
2021	2,825	2,825,000,000	3,535,713
2022	3,230	3,230,000,000	2,849,300
2023	25	25,000,000	(625)
Total	13,505	13,505,000,000	$18,132,700

(1)       The $13,505,000,000 total notional amount of Eurodollar futures contracts as of March 31, 2018 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between June 2018 and March 2023. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $815,000,000 as of March 31, 2018.

Stockholders’ Equity and Book Value Per Share

As of March 31, 2018, our stockholders’ equity was $150.3 million comprised of $37.2 million of preferred equity and $113.1 million of common equity, and our book value per common share was $4.78 on a basic and fully diluted basis. Our stockholders’ equity increased by $4.5 million compared to our stockholders’ equity as of December 31, 2017, while book value per common share decreased by 2.6% from the previous quarter-end amount of $4.91. However, the increase in share count from 22,143,758 at December 31, 2017 to 23,683,164 at March 31, 2018, resulting from the January 18, 2018 follow-on equity raise, represents an increase of approximately 7%; as a result book value per share is not directly comparable between the two periods. Unrealized gains and losses on AFS securities (except those related Non-Agency RMBS IOs) are reflected in stockholders' equity rather than in our condensed consolidated statement of operations as a component of other comprehensive income, or OCI. The decrease in stockholders' equity was the result of a combination of factors, which are further described in Results of Operations below. These factors included higher interest rates, increasing financing costs which contracted net income and the aforementioned issuance of additional common stock at a price below book value, contributing to a dilution in book value per share.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2018:

Non-GAAP Basis	March 31, 2018
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	MSRs	Unrestricted Cash(2)	Total
Market Value	$1,095,189,264	$20,339,324	$4,152,493	$4,027,374	$42,257,248	$1,165,965,703
Repurchase Agreements	(1,174,281,000)	—	(2,779,000)	—	—	(1,177,060,000)
Hedges	18,132,700	—	—	—	—	18,132,700
Other(3)	146,476,696	28,836	43,516	—	(1,143,428)	145,405,620
Restricted Cash	(2,082,900)	—	—	—	—	(2,082,900)
Equity Allocated	$83,434,760	$20,368,160	$1,417,009	$4,027,374	$41,113,820	$150,361,123
% Equity	55.5%	13.5%	0.9%	2.7%	27.3%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.
2.Includes cash and cash equivalents.

3.	Includes principal and interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of March 31, 2018, we continued to consolidate the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of these consolidated securitization trusts, due to amortization of the loans underlying the trusts.

The table below presents certain information from our Statement of Operations for the three months ended March 31, 2018 and March 31, 2017, respectively:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$7,079,590	$6,822,622
Mortgage loans held-for-sale	—	28,763
Multi-family loans held in securitization trusts	13,227,188	13,948,754
Residential loans held in securitization trusts	1,147,641	1,355,438
Cash and cash equivalents	61,042	35,734
Interest expense:
Repurchase agreements - available-for-sale securities	(4,951,537)	(2,095,474)
Multi-family securitized debt obligations	(12,526,295)	(13,237,724)
Residential securitized debt obligations	(920,057)	(1,074,352)
Net interest income	3,117,572	5,783,761
Other income:
Realized gain (loss) on sale of investments, net	(2,848,007)	(9,317,003)
Change in unrealized gain (loss) on fair value option securities	—	9,448,270
Realized gain (loss) on derivative contracts, net	2,792,794	2,233,051
Change in unrealized gain (loss) on derivative contracts, net	12,783,088	(3,077,088)
Realized gain (loss) on mortgage loans held-for-sale	—	(174)
Change in unrealized gain (loss) on mortgage loans held-for-sale	—	(3,709)
Change in unrealized gain (loss) on mortgage servicing rights	57,689	(126,446)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(1,355,774)	1,299,630
Change in unrealized gain (loss) on residential loans held in securitization trusts	(255,403)	(368,343)
Other interest expense	—	(152,322)
Servicing income	219,978	252,738
Other income	15,875	12,171
Total other income (loss)	11,410,240	200,775
Expenses:
Management fee	576,135	544,510
General and administrative expenses	1,390,061	1,588,572
Operating expenses reimbursable to Manager	746,092	1,208,943
Other operating expenses	404,469	220,496
Compensation expense	96,055	52,874
Total expenses	3,212,812	3,615,395

Net income (loss)	11,315,000	2,369,141
Dividends to preferred stockholders	(880,509)	(880,509)
Net income (loss) attributable to common stockholders	$10,434,491	$1,488,632

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$10,434,491	$1,488,632
Weighted average number of shares of common stock outstanding	23,392,387	17,539,258
Basic and diluted income (loss) per share	$0.45	$0.08
Dividends declared per share of common stock	$0.10	$0.15

Net Income Summary

For the three months ended March 31, 2018, our net gain attributable to common stockholders was $10,434,491, or $0.45 basic and diluted net income per average share, compared with a net gain of $1,488,632, or $0.08 basic and diluted net loss per share, for the three months ended March 31, 2017.  The principal drivers of this variance were an increase in total other income from $200,775 for the three months ended March 31, 2017 to $11,410,240 for the three months ended March 31, 2018 a decrease in total expenses from $3,615,395 for the three months ended March 31, 2017 to $3,212,812 for the three months ended March 31, 2018, which more than offset a reduction in net interest income from $5,783,761 for the three months ended March 31, 2017 to $3,117,572 for the three months ended March 31, 2018.

Interest Income and Interest Expense

An important source of income is net interest income. For the three months ended March 31, 2018 and the three months ended March 31, 2017, our interest income was $21,515,461 and $22,191,311, respectively. Our interest expense was $18,397,889 and $16,407,550 respectively, for the three months ended March 31, 2018 and the three months ended March 31, 2017. The period-over-period decrease in interest income was primarily the result of reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts. The period-over-period increase in interest expense was impacted by higher funding costs as a result of multiple interest rate increases throughout the last 12 months which more than offset the effect of the reduced principal balances of the liabilities of the consolidated multi-family and residential mortgage loan securitization trusts.

Net Interest Income

For the three months ended March 31, 2018 and the three months ended March 31, 2017, our net interest income was $3,117,572 and $5,783,761, respectively, with the decreased income a result of increased financing costs and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

Other Income (Loss)

For the three months ended March 31, 2018, we realized a gain of $11,410,240 which reflects the impact of net realized gains on interest rate hedges of $2,792,794, net unrealized gains on interest rate hedges of $12,783,088, net unrealized gains on mortgage servicing rights of $57,689, net mortgage servicing income of $219,978 and other income of $15,875, which more than offset net realized losses on sales of investments of $2,848,007, net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $1,355,774, and net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $255,403. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

For the three months ended March 31, 2017, we realized a gain of $200,775, which primarily reflects the impact of net unrealized gains on fair value options securities of $9,448,270, net realized gains on interest rate hedges of $2,233,051, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $1,299,630, net mortgage servicing income of $252,738 and other income of $12,171, which more than offset net realized losses on sales of investments of $9,317,003, net unrealized losses of $3,077,088 on interest rate hedges, unrealized losses on mortgage loans of $3,709, net unrealized looses on mortgage servicing rights of $126,446, net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $368,343 and $152,322 other interest expense related to the deficiency dividend. As noted earlier, unrealized gains or losses on AFS securities, which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our condensed consolidated statement of operations.

The period-over-period increase in other income was driven in large part by the change from an unrealized loss on interest rate hedges of $3,077,088 for the first three months of 2017 to an unrealized gain of $12,783,088 for the first three months of 2018, primarily reflecting the increase in interest rates during the first quarter of 2018.

Expenses

In connection with our consolidation of the consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $576,135 for the three months ended March 31, 2018 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $2,636,677, of which $746,092 was payable to our Manager and $1,890,585 was payable directly by us.

For the three months ended March 31, 2017, we incurred management fees of $544,510 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $3,070,885 of which $1,208,943 was payable to our Manager and $1,861,942 was payable directly to us.

Our general and administrative expenses represent the cost of legal, accounting, auditing and consulting services and decreased primarily as a result of decreased administration, audit and expense reimbursement.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended March 31, 2018 and March 31, 2017, we did not recognize any OTTI losses.

Net Income (Loss) and Return on Equity

Our net gain attributable to common stockholders was $10,434,491 for the three months ended March 31, 2018, after accounting for preferred stock dividends of $880,509, representing an annualized gain of 18.37% on average stockholders' equity of $230,310,376. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended March 31, 2018, our comprehensive loss attributable to common stockholders was $430,856 which included $10,865,347 in other comprehensive loss. This represents an annualized loss of 0.76% on average stockholders' equity.

For the three months ended March 31, 2017, our net gain attributable to common stockholders was $1,488,632 after accounting for preferred stock dividends of $880,509, representing an annualized gain of 2.95% on average stockholders' equity of $204,528,652. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended March 31, 2017, our comprehensive loss attributable to common stockholders was $5,039,534 which included $3,550,902 in other comprehensive income. This represented an annualized loss of 9.99% on average stockholders’ equity.

 Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, and repay borrowings and other general business needs. Our primary sources of funds for liquidity consist of net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements including potential issuance of common and preferred stock. We currently finance Agency and Non-Agency RMBS and Multi-Family MBS primarily through the use of repurchase agreements.

Our target assets, excluding those such as Multi-Family MBS that are structured as principal only securities, generate ongoing liquidity through principal and interest payments. In addition, as part of our overall investment and risk management strategies, we may from time to time sell certain assets and these sales are generally expected to provide additional liquidity. Certain of our assets such as Multi-Family MBS may be subject to longer trade timelines, and as a result, market conditions could significantly and adversely affect the liquidity of our assets.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2018, we had unrestricted cash and cash equivalents of $42.3 million available to meet margin calls on our repurchase agreements and derivative instruments, compared to $34.3 million as of December 31, 2017.

As of March 31, 2018, net proceeds from repurchase agreements related to available-for-sale securities totaled $1,177.1 million, on a GAAP and non-GAAP basis, with a weighted-average borrowing rate of 1.88%, on a GAAP and non-GAAP basis, which we used to finance our Agency RMBS and Non-Agency RMBS. As of March 31, 2018, we had an overall debt-to-equity ratio of 7.8:1, compared to 8.5:1 as of December 31, 2017. Our debt-to-equity ratio is a non-GAAP measure that is calculated using the total amount of debt that has recourse to the Company, and excludes the non-recourse obligations of consolidated trusts because these only have recourse to the assets of the related trusts, and do not have recourse to us. The period-over-period decrease is due primarily to the reduction in Agency ARM securities to release capital to be invested in new investment opportunities in the commercial real estate space. Due to the different risk profile inherent in different asset types, and thus the different degrees of leverage applicable to such asset classes, the deployment of any issuance proceeds into one type of asset, or a reallocation of existing capital between asset types, may cause an increase or decrease in our debt-to-equity ratio between periods. The repurchase obligations mature and reinvest every 30 to 360 days. See "Contractual Obligations and Commitments" below. We expect to continue to borrow funds in the form of repurchase agreements. As of March 31, 2018, for our available-for-sale securities we had established repurchase borrowing arrangements with various investment banking firms and other lenders and had outstanding borrowings with 13 of these lenders totaling $1,177.1 million, on a GAAP and non-GAAP basis.

Under our repurchase agreements we may be required to pledge additional assets to our repurchase agreement counterparties (lenders) in the event that the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash. We are subject to various financial covenants under our borrowing agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements. As of March 31, 2018, we were in compliance with all of our financial covenants in, and were not in default under any of, such agreements and contracts. Generally, our borrowing agreements contain a financing rate, term and trigger levels for margin calls and haircuts depending on the types of collateral and the counterparties involved. If the estimated fair value of the investment securities increases due to changes in market interest rates or market factors, lenders may release collateral back to us. Specifically, margin calls may result from a decline in the value of the investments securing our borrowing agreements, prepayments on the residential mortgages securing our MBS investments and from changes in the estimated fair value of such investments generally due to principal reduction of such investments from scheduled amortization and resulting from changes in market interest rates and other market factors. Counterparties also may choose to increase haircuts based on credit evaluations of us and/or the performance of the bonds in question. Across all of our borrowing facilities, the haircuts range from a low of 5% to a high of 40%, and the weighted average haircut was 5.07% as of March 31, 2018. Declines in the value of our securities or loan portfolio can trigger margin calls by our lenders under our borrowing agreements. Should prepayment speeds on the residential mortgages underlying our MBS investments or market interest rates increase, margin calls on our borrowing agreements could result, causing an adverse change in our liquidity position.

If the decline in market value of our securities collateralizing our borrowing facilities, or the combination of declining market value of our pledged securities and increasing haircuts, were to exceed the amount of our available liquidity, we would have to sell assets and may not realize sufficient proceeds to repay the amounts we owe to our lenders. However, as our liquidity decreased, we would attempt to de-leverage in an effort to avoid such a situation. In the period ended March 31, 2018, we did experience certain margin calls, generally the result of either principal paydowns on, or decreased market prices of, our MBS investments, and all such margin calls were promptly met. In general, periods of heightened market volatility will result in more frequent changes in the prices of MBS investments, and thus increased frequency of margin calls.

Upon repayment of each borrowing under a borrowing agreement, we may use the collateral immediately for borrowing under a new borrowing agreement. We have not at the present time entered into any other commitment agreements under which the lender would be required to enter into new borrowing agreements during a specified period of time.

As of March 31, 2018, we consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust, and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1. The assets of the trusts are restricted and can only be used to fulfill their respective obligations. Accordingly, the obligations of the trusts, which we classify as Multi-Family MBS securitized debt obligations and residential securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of March 31, 2018, the fair value of these non-recourse liabilities aggregated to $1,192,956,336 and they are excluded from discussion and analysis of our leverage, and from the calculation of our recourse debt-to-equity ratio.

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

Our ability to meet our long-term (greater than one-year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities or making additional public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock and senior and subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or extend our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

To maintain our qualification as a REIT, we generally must distribute annually at least 90% of our "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain). These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.

  Contractual Obligations and Commitments

We entered into a contractual arrangement with our prior manager when we commenced operations on May 16, 2012. We entered into a new contractual arrangement with our Manager on January 18, 2018. Our Manager is entitled to receive a management fee and the reimbursement of certain expenses. Because our management agreement provides that our Manager is responsible for managing our affairs, our executive officers, who are employees of our Manager and not our employees, will not receive cash compensation from us for serving as our executive officers. We have no employees.

The Five Oaks Investment Corp. Manager Equity Plan, or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2018 to March 31, 2018.

The following table summarizes our contractual obligations for borrowings under repurchase agreements at March 31, 2018:

GAAP and non GAAP

	Payments Due by Period
$ in thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Repurchase agreements related to available-for-sale securities	$1,177,060	1,177,060	—	—	—
Total contractual obligations (1)	$1,177,060	1,177,060	—	—	—

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

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we account for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability; as of March 31, 2018, the amount of the liability recorded was $273,969. The maximum potential amount of future payments that we could be required to make under the outstanding backstop guarantees was $795,335,424. In accordance with ASC 450, Contingencies, any contingent liability must be recognized when a payment becomes probable and reasonably estimable; as of March 31, 2018, no such contingent liability was required to be recognized.

Distributions

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We have historically made regular monthly distributions, and prospectively will make regular quarterly distributions, to our stockholders in an amount equal to all or substantially all of our taxable income. Although FOAC no longer aggregates and securitizes residential mortgages, it continues to generate taxable income from MSRs and other mortgage-related activities. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements, other debt payable and on our Series A Preferred Stock. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

We previously announced in advance monthly dividends to be paid during each calendar quarter; as announced on March 16, 2018, we now intend to announce in arrears quarterly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On March 16, 2018, we announced that our board of directors had declared monthly cash dividend rates for the second quarter of 2018 of $0.02 per share of common stock.

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

To reduce the risks to our portfolio, we employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager's risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods utilized by our Manager. These tools have not fully protected us from market risks, and there can be no assurance that they will do so in the future.

While changes in the fair value of our Agency RMBS are generally not credit-related, changes in the fair value of our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Non-Agency RMBS and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Non-Agency RMBS and Multi-Family MBS, including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts. The following table presents certain information about our Agency RMBS, Non-Agency RMBS and Multi-Family MBS (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts) as of March 31, 2018 on a combined non-GAAP basis. Information presented with respect to weighted average loan to value, weighted average FICO scores and other information is aggregated based on information reported at the time of mortgage origination and therefore does not reflect changes to home values or borrower characteristics since the mortgage origination.

	March 31, 2018
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	4	2	51
Carrying Value/ Estimated Fair Value	$4,152,493	$20,339,324	$1,095,189,264
Amortized Cost	$11,063,922	$15,991,089	$1,118,672,405
Current Par Value	$116,403,368	$30,137,548	$1,098,998,935
Carrying Value to Current Par	3.6%	67.5%	99.7%
Amortized Cost to Current Par	9.5%	53.1%	101.8%
Net Weighted Average Coupon	0.49%	1.06%	2.65%
3 Month CPR(3)	8.5	NA	15.8

Non-Agency RMBS Characteristics

March 31, 2018
Collateral Attributes:	Prime Jumbo New Issue
Weighted Average Loan Age (months)	47
Weighted Average Original Loan-to-Value	60.3%
Weighted Average Original FICO(4)	771
Weighted Average Loan Size	791.0

Current Performance:
60+ Day Delinquencies	0.7%
Average Credit Enhancement(5)	17.6%

	March 31, 2018(1)
Coupon Type	Carrying Value	% of Non-Agency RMBS
Fixed Rate	$4,152,493	100.0%

Collateral Type
Prime	$4,152,493	100.0%

Loan Origination Year
Post-2011	$4,152,493	100.0%
___________________________

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at March 31, 2018 on a combined, non-GAAP basis.

2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at March 31, 2018 on a combined, non-GAAP basis.

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

The following table presents the rating of our Non-Agency RMBS at March 31, 2018, including our net investments in consolidated residential loan securitization trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor's ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security.

	March 31, 2018(1)
Current Rating(6)	Fair Value	% of Non-Agency RMBS
Rated AAA	$964,933	23.2%
Not Rated	$3,187,560	76.8%
________________________

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

The mortgages securing our Non-Agency RMBS are collateralized by properties located within many geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our Non-Agency RMBS, including our net investments in consolidated residential loan securitization trusts, at March 31, 2018 on a combined, non-GAAP basis:

	March 31, 2018(1)
Property Location	Fair Value	% of Non-Agency RMBS
California	$1,603,723	38.6%
Washington	$572,134	13.8%
Massachusetts	$368,877	8.9%

Florida	$269,768	6.5%
Tennessee	$189,084	4.6%

Our Multi-Family MBS investments are re-REMICs of underlying Freddie Mac Multifamily K Certificates. These certificates are not guaranteed by Freddie Mac and therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the rating of our Multi-Family MBS at March 31, 2018, including our net investment in the 2011-K13 and 2012-KF01 Trusts, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security:

	March 31, 2018(2)
Current Rating	Fair Value	% of Multi-Family MBS
Not Rated	$20,339,324	100.0%

Weighted Average Life Breakdown	Carrying Value

Greater than one year and less than five years	$1,012,943,971
Greater than or equal to five years	$106,737,110

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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses, which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2018:

March 31, 2018
Change in Interest rates	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value including Derivatives(2)
1.00%	(78.83)%	(0.80)%
0.50%	(39.42)%	(0.34)%
(0.50)%	39.42%	0.10%
(1.00)%	78.83%	(0.19)%
_________________________

(1)	Includes underlying interest income and interest expense associated with our net investment in the 2011-K13 and 2012-KF01 Trusts.

(2)	Agency RMBS and Multi-Family MBS only. Includes the fair value of our net investment in the FREMF 2011-K13 and 2012-KF01Trusts.

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as at March 31, 2018. The analysis utilizes assumptions and estimates based on the judgment and experience of our Manager's team. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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

Given the low interest rates at March 31, 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS and accretion of discount on our Agency and Non-Agency RMBS. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

The sensitivity analysis table presented in "Interest rate mismatch risk" sets forth the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2018, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager's expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on the judgment and experience of our Manager's team.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or Exchange Act, that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as March 31, 2018. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, as a result of the material weaknesses in our internal control over financial reporting as described below.

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

To remediate the material weakness in our internal control over financial reporting related to the depth and timeliness of review of account balances (and consequent deficiencies in our disclosure controls and procedures), including the most recent instance, we have continued and will continue to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system is now complete, and with the assistance of a third-party regulatory compliance service provider and an experienced financial reporting consultant, we have completed the process of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. We began the testing of controls in the fourth quarter of 2017, and continued testing in the first quarter of 2018. We have also enhanced the timeliness and strengthened the review process in respect of consolidated trust account balances to ensure that the related control operated at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As dislclosed in our current report on Form 8-K filed on April 30, 2018, the Company, announced that on April 30, 2018, it acquired one hundred percent (100%) of the equity interests of Hunt CMT Equity LLC, a Delaware limited liability company ("Hunt CMT") from Hunt Mortgage Group, LLC, an affiliate of our manager ("HMG") for an aggregate purchase price of $68.05 million (the "Hunt CMT Transaction").

Assets of Hunt CMT include junior retained notes and preferred shares of a commercial real estate collateralized loan obligation ("Hunt CMT CLO"), a licensed commercial mortgage lender and eight (8) loan participations. The assets of the Hunt CMT CLO consist of transitional floating rate commercial mortgage loans with a portfolio balance of $346.3 million as of March 31, 2018, collateralized by a diverse mix of property types, including multifamily, retail, office, mixed-use, industrial and student housing. As part of the Hunt CMT Transaction, the Company also acquired an entity ("Hunt CMT CLO Seller"), which holds $6.9 million of loan participations on eight loans held by the Hunt CMT CLO.

The Hunt CMT Transaction is part of the Company's previously announced reallocation of capital into new investment opportunities in the commercial real estate mortgage space and the Company believes that it is a significant step in transitioning its strategy to include transitional commercial mortgage loans which are expected to be positive to stockholder returns while lowering overall leverage. The Transaction also provides the Company with commercial licenses necessary to operate as a direct lender and earn origination fees. The Company funded the Transaction through sales of residential mortgage backed securities and available cash.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed herewith as a part of this report. Such Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE OAKS INVESTMENT CORP.

Dated: May 10, 2018	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2018	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.30	Membership Interest Purchase Agreement dated April 30, 2018 by and between Hunt Mortgage Group, LLC and the Company
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith