Form 10-Q
period 2018-06-30
Hunt Companies Finance Trust, Inc.
filed 2018-08-09
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________ to ____________
Commission File No. 001-35845
HUNT COMPANIES FINANCE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-4966519
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
230 Park Avenue, 19th Floor, New York, New York 10169
(Address of principal executive office) (Zip Code)
(212) 588-2049
(Registrant’s telephone number, including area code)
FIVE OAKS INVESTMENT CORP.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2018
Common stock, $0.01 par value	23,683,164

HUNT COMPANIES FINANCE TRUST, INC.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2018 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	48
Item 4.	Controls and Procedures	50

PART II - Other Information		52

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52

Signatures		53

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	6/30/2018(1)	12/31/2017(1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $0 for June 30, 2018 and $1,295,225,428 for December 31, 2017, respectively)	$—	$1,290,825,648
Commercial mortgage loans held-for-investment, at amortized cost	326,883,547	—
Multi-family loans held in securitization trusts, at fair value(1)	23,842,162	1,130,874,274
Residential loans held in securitization trusts, at fair value(1)	—	119,756,455
Mortgage servicing rights, at fair value	4,105,613	2,963,861
Cash and cash equivalents	73,380,534	34,347,339
Restricted cash	7,932,233	11,275,263
Deferred offering costs	154,616	179,382
Accrued interest receivable	1,856,506	8,852,036
Investment related receivable	20,505,834	7,461,128
Derivative assets, at fair value	—	5,349,613
Other assets	871,239	656,117

Total assets	$459,532,284	$2,612,541,116

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$—	$1,234,522,000
Collateralized loan obligations	287,738,948	—
Multi-family securitized debt obligations(1)	19,481,546	1,109,204,743
Residential securitized debt obligations(1)	—	114,418,318
Accrued interest payable	526,251	6,194,464
Dividends payable	29,349	39,132
Deferred income	310,250	222,518
Due to broker	—	1,123,463
Fees and expenses payable to Manager	1,185,000	752,000
Other accounts payable and accrued expenses	225,980	273,201

Total liabilities	309,497,324	2,466,749,839

COMMITMENTS AND CONTINGENCIES (NOTES 14 & 16)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,683,164 and 22,143,758 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	236,787	221,393
Additional paid-in capital	231,320,638	224,048,169
Accumulated other comprehensive income (loss)	(2,436,690)	(15,054,484)
Cumulative distributions to stockholders	(110,137,146)	(104,650,235)
Accumulated earnings (deficit)	(6,105,601)	4,069,462

Total stockholders' equity	150,034,960	145,791,277

Total liabilities and stockholders' equity	$459,532,284	$2,612,541,116
(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2018 and December 31, 2017, assets of consolidated VIEs totaled $23,949,942 and $1,255,404,335 respectively, and the liabilities of consolidated VIEs totaled $19,561,943 and $1,228,295,517 respectively
See Notes 5 and 6 for further discussion
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$3,669,376	$6,658,679	$10,748,966	$13,481,301
Residential mortgage loans held-for-sale	—	28,571	—	57,334
Commercial mortgage loans held-for-investment	5,894,000	—	5,894,000	—
Multi-family loans held in securitization trusts	6,976,930	13,569,574	20,204,118	27,518,328
Residential loans held in securitization trusts	954,711	1,298,520	2,102,352	2,653,958
Cash and cash equivalents	55,936	39,747	116,978	75,481
Interest expense:
Repurchase agreements - available-for-sale securities	(2,685,705)	(2,873,843)	(7,637,242)	(4,969,317)
Collateralized loan obligations	(2,889,167)	—	(2,889,167)	—
Multi-family securitized debt obligations	(6,640,257)	(12,862,356)	(19,166,552)	(26,100,080)
Residential securitized debt obligations	(765,914)	(1,030,971)	(1,685,971)	(2,105,323)
Net interest income	4,569,910	4,827,921	7,687,482	10,611,682
Other income:
Realized gain (loss) on sale of investments, net	(30,497,281)	(151,549)	(33,345,288)	(9,468,552)
Change in unrealized gain (loss) on fair value option securities	—	—	—	9,448,270
Realized gain (loss) on derivative contracts, net	23,192,076	1,453,074	25,984,870	3,686,125
Change in unrealized gain (loss) on derivative contracts, net	(18,132,701)	(5,813,275)	(5,349,613)	(8,890,363)
Realized gain (loss) on mortgage loans held-for-sale	—	(249)	—	(423)
Change in unrealized gain (loss) on mortgage loans held-for-sale	—	(7,358)	—	(11,067)
Change in unrealized gain (loss) on mortgage servicing rights	1,084,063	(228,329)	1,141,752	(354,775)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(5,463,148)	803,206	(6,818,922)	2,102,836
Change in unrealized gain (loss) on residential loans held in securitization trusts	5,905,602	(250,079)	5,650,199	(618,422)
Other interest expense	—	—	—	(152,322)
Servicing income	196,404	192,519	416,382	445,257
Other income	44,617	12,735	60,492	24,906
Total other income (loss)	(23,670,368)	(3,989,305)	(12,260,128)	(3,788,530)
Expenses:
Management fee	604,191	552,882	1,180,326	1,097,392
General and administrative expenses	962,284	1,243,257	2,352,345	2,831,829
Operating expenses reimbursable to Manager	570,833	961,909	1,316,925	2,170,852
Other operating expenses	201,190	324,191	605,659	544,687
Compensation expense	51,107	52,948	147,162	105,822
Total expenses	2,389,605	3,135,187	5,602,417	6,750,582

Net income (loss)	(21,490,063)	(2,296,571)	(10,175,063)	72,570
Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)
Net income (loss) attributable to common stockholders	$(22,360,789)	$(3,167,297)	$(11,926,298)	$(1,678,665)
Earnings (deficit) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(22,360,789)	$(3,167,297)	$(11,926,298)	$(1,678,665)
Weighted average number of shares of common stock outstanding	23,683,164	18,297,500	23,538,579	17,920,473
Basic and diluted income (loss) per share	$(0.94)	$(0.17)	$(0.51)	$(0.09)
Dividends declared per share of common stock	$0.06	$0.15	$0.16	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(21,490,063)	$(2,296,571)	$(10,175,063)	$72,570

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	12,154,936	(2,478,268)	—	1,220,918
Reclassification adjustment for net gain (loss) included in net income (loss)	11,328,205	365,849	12,617,794	217,565

Total other comprehensive income (loss)	23,483,141	(2,112,419)	12,617,794	1,438,483

Less: Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Comprehensive income (loss) attributable to common stockholders	$1,122,352	$(5,279,716)	$691,496	$(240,182)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2018	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(15,054,484)	$(104,650,235)	$4,069,462	$145,791,277
Issuance of common stock, net	—	—	1,539,406	15,394	7,327,573	—	—	—	7,342,967
Cost of issuing common stock	—	—	—	—	(64,766)	—	—	—	(64,766)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	9,662	—	—	—	9,662
Net income (loss)	—	—	—	—	—	—	—	(10,175,063)	(10,175,063)
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	—	—	—
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	12,617,794	—	—	12,617,794
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(3,735,676)	—	(3,735,676)
Preferred dividends declared	—	—	—	—	—	—	(1,751,235)	—	(1,751,235)
Balance at June 30, 2018	1,610,000	$37,156,972	23,683,164	$236,787	$231,320,638	$(2,436,690)	$(110,137,146)	$(6,105,601)	$150,034,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,175,063)	$72,570
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	1,403,431	(1,696,333)
Amortization of collateralized loan obligations discounts, net	186,128	—
Realized (gain) loss on sale of investments, net	33,345,288	9,468,552
Realized (gain) loss on derivative contracts, net	(25,984,870)	(3,686,125)
Realized (gain) loss on mortgage loans held-for-sale	—	423
Unrealized (gain) loss on fair value option securities	—	(9,448,270)
Unrealized (gain) loss on derivative contracts	5,349,613	8,890,363
Unrealized (gain) loss on mortgage loans held-for-sale	—	11,067
Unrealized (gain) loss on mortgage servicing rights	(1,141,752)	354,775
Unrealized (gain) loss on multi-family loans held in securitization trusts	6,818,922	(2,102,836)
Unrealized (gain) loss on residential loans held in securitization trusts	(5,650,199)	618,422
Restricted stock compensation expense	9,662	13,318
Net change in:
Accrued interest receivable	2,329,704	(857,702)
Deferred offering costs	24,766	9,007
Other assets	(106,022)	(344,553)
Accrued interest payable	(1,076,157)	78,250
Deferred income	87,732	(14,983)
Fees and expenses payable to Manager	432,996	(317,000)
Other accounts payable and accrued expenses	(47,217)	(1,913,871)
Net cash (used in) provided by operating activities	5,806,962	(864,926)
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(486,979,999)
Purchase of commercial mortgage loans held-for-investment	(1,624,535)	—
Purchase of mortgage servicing rights	—	(10,910)
Proceeds from sales of available-for-sale securities	1,227,314,578	52,966,554
Net proceeds from (payments for) derivative contracts	25,984,870	3,685,913
Principal payments from available-for-sale securities	62,932,244	55,681,933
Principal payments from mortgage loans held-for-sale	—	42,101
Principal payments from commercial mortgage loans held-for-investment	20,405,000	—
Investment related receivable	(13,044,706)	(703,768)
Purchase of Hunt CMT Equity LLC (net of $9,829,774 in restricted cash)	(58,220,292)	—
Due from broker	(1,123,463)	40,836,375
Net cash (used in) provided by investing activities	1,262,623,696	(334,481,801)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,278,201	19,903,641
Dividends paid on common stock	(3,735,676)	(5,261,777)
Dividends paid on preferred stock	(1,761,018)	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	6,017,838,000	5,703,247,000
Principal repayments of repurchase agreements - available-for-sale securities	(7,252,360,000)	(5,361,430,000)
Net cash (used in) provided by financing activities	(1,232,740,493)	354,697,846
Net increase (decrease) in cash, cash equivalents and restricted cash	35,690,165	19,351,119
Cash, cash equivalents and restricted cash, beginning of period	45,622,602	37,889,596
Cash, cash equivalents and restricted cash, end of period	$81,312,767	$57,240,715
Supplemental disclosure of cash flow information
Cash paid for interest	$10,340,281	$6,903,389
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$12,617,794	$1,438,483
Consolidation of multi-family loans held in securitization trusts	$23,949,942	$1,179,880,650
Consolidation of residential loans held in securitization trusts	$—	$129,108,978
Consolidation of multi-family securitized debt obligations	$19,561,943	$1,159,436,081
Consolidation of residential securitized debt obligations	$—	$123,352,580
Commercial mortgage loans acquired, Hunt CMT Equity LLS acquisition	$345,664,012	$—
Restricted cash acquired, Hunt CMT Equity LLS acquisition	$9,829,774	$—
Other assets acquired, Hunt CMT Equity LLS acquisition	$109,100	$—
Collateralized loan obligations assumed, Hunt CMT Equity LLS acquisition	$(287,552,820)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC.. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Hunt Companies Finance Trust, Inc. (the "Company"), formerly Five Oaks Investment Corp., is a Maryland corporation that focuses primarily on investing in, financing and managing transitional multi-family and other commercial real estate loans. Historically, the Company primarily invested in, financed and managed residential mortgage-backed securities ("RMBS"), multi-family mortgage backed securities ("Multi-Family MBS", and together with RMBS, "MBS"), mortgage servicing rights and other mortgage-related investments. As of January 18, 2018, the Company is externally managed by Hunt Investment Management, LLC (the "Manager"), an affiliate of Hunt Companies, Inc. On May 29, 2018, the Company changed it's name from Five Oaks Investment Corp. to Hunt Companies Finance Trust, Inc., its common stock began trading on the NYSE under the symbol "HCFT" and its Series A Preferred Stock began trading on the NYSE under the symbol "HCFT PR A." Previously, the Company's common stock was listed on the NYSE under the symbol "OAKS" and its Series A Preferred Stock was listed on the NYSE under the symbol "OAKS_PRA."

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust ("REIT") and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company has historically invested in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company has also historically invested in Non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity. Additionally, the Company invests in Multi-Family MBS, which are MBS for which the principal and interest may be sponsored by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or may not be sponsored by a U.S. Government agency or a U.S. Government-sponsored entity. The Company also invests in mortgage servicing rights, may also invest in other mortgage-related investments and historically has invested in residential mortgage loans. Following the Company's previously announced new strategic direction through the reallocation of capital into investment opportunities in the commercial mortgage space, the Company is now focused primarily on investing in transitional multifamily and other commercial real estate loans, which are floating rate first mortgage whole loans secured by multifamily and other commercial real estate properties that are not guaranteed by a U.S. government-sponsored entity.

On June 10, 2013, the Company established Five Oaks Acquisition Corp. ("FOAC") as a wholly owned taxable REIT subsidiary ("TRS"), for the acquisition and disposition of residential mortgage loans and certain other loan-related activities. The Company consolidates this subsidiary under generally accepted accounting principles in the United States of America ("GAAP").

In September 2014, and October 2014, respectively, the Company acquired first loss tranches issued or backed by two Freddie Mac-sponsored Multi-Family MBS K series securitizations (the "FREMF 2011-K13 Trust" and the "FREMF 2012-KF01 Trust"). The Company determined that each of the trusts was a variable interest entity ("VIE") and that in each case the Company was the primary beneficiary, and accordingly consolidated the assets and liabilities of the trusts into the Company’s financial statements in accordance with GAAP. On April 21, 2016, and April 26, 2016, respectively, the Company completed two re-securitization transactions (the "Re-REMIC transactions"). The Company previously consolidated the assets and liabilities of the newly established trusts, in each case based upon the Company’s purchase of first-loss securities of the Re-REMIC transactions. During the second quarter of 2018, the Company sold the first-loss tranche of the Re-REMIC related to the FREMF 2011-K13 Trust, and as a result, no longer consolidates the assets and liabilities of that trust. The Company has determined that it remains the primary beneficiary of the FREMF 2012-KF01 Trust, and accordingly continues to consolidate the assets and liabilities of this underlying trust.

In December 2014, the Company acquired first loss and subordinated tranches issued by a residential mortgage-backed securitization (the "CSMC 2014-OAK1 Trust"). The Company determined this trust was a VIE and that the Company was the primary beneficiary, and accordingly consolidated the assets and liabilities of the trust into the Company's financial statements in accordance with GAAP. During the second quarter of 2018, the Company sold the first loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets and liabilities of the underlying trust.

On March 23, 2015, the Company established Oaks Funding LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of residential mortgage loan securitization transactions. The Company consolidates this subsidiary under GAAP. As of June 30, 2018, this subsidiary has no assets or liabilities.

On April 20, 2016, the Company established Oaks Funding II LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of certain Re-REMIC transactions. The Company consolidates this subsidiary under GAAP. As of June 30, 2018, this subsidiary has no assets or liabilities.

On April 20, 2016, the Company established Oaks Holding I LLC as a wholly owned subsidiary to hold certain investment securities. The Company consolidates this subsidiary under GAAP.

On January 18, 2018, the Company announced a new strategic direction, and the entry into a new external management agreement with HIM, an affiliate of the Hunt Companies, Inc. ("Hunt") and the concurrent mutual termination of the prior management agreement with Oak Circle. Management by Hunt is expected to provide the Company with a new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space and direct access to Hunt's pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates are experienced in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. The new management agreement is expected to better align the Company's interests with those of its new manager through an incentive fee arrangement and agreed upon limitations on manager expense reimbursements from the Company, as further described below. Pursuant to the terms of the termination agreement between the Company and Oak Circle, the termination of the prior management agreement did not trigger, and Oak Circle was not paid, a termination fee by the Company. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

In connection with the aforementioned transaction, an affiliate of Hunt purchased 1,539,406 shares of the Company's common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 of the Company's shares from the Company's largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represented

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

a 56.9% premium over the Company's common stock price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its previously held Five Oaks warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of the Company's outstanding common shares. Also in connection with the transaction, and as further described in Section 10 of our 2017 10-K filed with the Securities and Exchange Commission filed on March 16, 2018 and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Company's board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of the Company and Michael P. Larsen President of the Company.

On April 30, 2018, as more particularly described in our current Report on Form 8-K filed on April 30, 2018, the Company acquired Hunt CMT Equity LLC for an aggregated purchase price of approximately $68 million, which comprised of commercial mortgage loans financed through a collateralized loan obligation ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender and eight loan participations from a Hunt affiliate. The assets of the CLO were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $339.4 million at acquisition date and $9.8 million in cash available for reinvestment. The securitization pool was financed by investment-grade notes with a notional principal balance of $290.7 million and a net carrying value of $287.6 million after accounting for unamortized discount. Additionally the Company paid $0.1 million for the assets acquired with the licensed lender and $6.2 million for the loan participations. The Company determined Hunt CRE 2017-FL1, Ltd. was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three and six months ended June 30, 2018 and for the three and six months ended June 30, 2017, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018, and the six months ended June 30, 2017, are unaudited.

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

VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. This determination may involve complex and subjective analyses. In general, the obligation to absorb losses is a function of holding a majority of the first loss tranche, while the ability to direct the activities that most significantly impact the VIEs economic performance will be determined based upon the rights associated with acting as the directing certificate holder, or equivalent, in a given transaction. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period based upon changes in the facts and circumstances pertaining to the VIE. During the second quarter of 2018, the Company sold the first-loss securities of the Re-REMIC related to the FREMF 2011-K13 Trust, and as a result, no longer consolidates the assets and liabilities of that trust. Additionally during the second quarter of 2018, the Company sold the first-loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets and liabilities of the underlying trust.

The Company has evaluated its remaining Multi-Family MBS investment to determine if it represents a variable interest in a VIE. The Company monitors this investment and analyzes it for potential consolidation. The Company's real estate securities investment represents a variable interest in a VIE. At June 30, 2018, the Company determined that it continues to be the primary beneficiary of one Multi-Family MBS transaction (FREMF 2012-KF01) based on its power to

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranche. In the case of the FREMF 2012-KF01 trust, the Company determined that it is the primary beneficiary of a certain intermediate trust that has the power to direct the activities and the obligations to absorb losses of the underlying trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying trust, and has elected the fair value option in respect of the assets and liabilities of the trust. As a result of the sales of the first-loss and subordinated tranches of the FREMF 2011-K13 and CSMC 2014-OAK1 Trusts, the income and expenses of these trusts were consolidated through the date of their sale. However, the Company's maximum exposure to loss from consolidated trusts was $4,387,999 and $27,108,818, respectively, at June 30, 2018, and December 31, 2017. At June 30, 2018, with the exception of the listed transactions, the Company did not have any exposure to VIEs. During the first quarter, the Company sold its remaining investment in Multi-Family MBS. As of December 31, 2017, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Multi-Family MBS, $5,742,000, as disclosed in Note 4.

Additionally, as a result of the Hunt CMT Equity LLC acquisition, the Company has evaluated its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. for potential consolidation. At June 30, 2018, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entity, a collateralized loan obligation. However, the Company's maximum exposure to loss from collateralized loan obligations was $58,495,671 at June 30, 2018.

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

Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s securities, derivatives and/or repurchase agreements. Cash held by counterparties as collateral is not available to the Company for general corporate purposes, but may be applied against amounts due to securities, derivatives or repurchase counterparties or returned to the Company when the collateral requirements are exceeded, or at the maturity of the derivative or repurchase agreement. In addition, restricted cash includes cash held within the Hunt CRE 2017-FL1 trust for purposes of investment in qualifying commercial mortgage loans.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$73,380,534	$34,347,339
Restricted cash	7,932,233	11,275,263
Total cash, cash equivalents and restricted cash	$81,312,767	$45,622,602

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

Available-for-Sale Securities, at Fair Value

Interest income on the Company’s Available-for-Sale ("AFS") securities portfolio, with the exception of Non-Agency RMBS IOs (as further described below), is accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognizes interest income using the effective interest method for all AFS securities. As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income is recorded in the “Interest Income” line item on the condensed consolidated statements of operations.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

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

As of June 30, 2018, the Company no longer held any AFS securities.

Residential Mortgage Loans Held-for-Sale, at Fair Value

Residential mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Residential mortgage loans are classified as held-for-sale based upon the Company’s intent to sell them in the secondary whole loan market.

Interest income on residential mortgage loans held-for-sale is recognized at the loan coupon rate. Interest income recognition is suspended when residential mortgage loans are placed on non-accrual status. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is considered non-collectible, and in all cases when payment becomes greater than 90 days past due. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

As of June 30, 2018, the Company no longer held any residential mortgage loans.

Commercial Mortgage Loans Held-for-Investment

Commercial mortgage loans held-for-investment represent floating-rate transitional loans and other commercial mortgage loans purchased or originated by the Company. These loans include loans sold into securitizations that the Company consolidates. Commercial mortgage loans held-for-investment are intended

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to be held-to-maturity and, accordingly, are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs (in respect of originated loans), premiums and discounts (in respect of purchased loans) and impairment, if any.

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, premiums and discounts associated with these loan investments are recorded over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of June 30, 2018, the Company did not hold any loans placed on non-accrual status,

The Company evaluates each loan classified as held-for-investment for impairment on a quarterly basis. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

As part of the quarterly impairment review, the Company assesses the risk factors of each loan and assigns a risk rating based on a variety of factors, including, without limitation, debt-service coverage ratios ("DSCR"), loan-to-value ratio ("LTV"), property type, geographic and local market dynamics, physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. Based on a 5-point scale, our loans are rated "1" through "5", from least risk to greatest risk, respectively, which ratings are described as follows:

1.Very Low Risk: exceeds expectations, outperforming underwriting
2.Low Risk: meeting expectations
3.Moderate Risk: a loss unlikely due to value and other indicators
4.High Risk: potential risk of default, a loss may occur in the event of default
5.Default Risk: imminent risk of default, a loss is likely in the event of default

As of June 30, 2018, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2012-KF01Trust as of June 30, 2018. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the trust, including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. The Company previously consolidated an additional Multi-Family MBS securitization trust, and one residential mortgage loan securitization trust, but following the sale of the subordinated securities in each trust during the second quarter of 2018, the Company determined that it was no longer the primary beneficiary of either trust as of June 30, 2018, and accordingly no longer consolidates either trust as of that date.

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

Mortgage Servicing Rights and Excess Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company has historically purchased and subsequently sold or securitized. MSRs are held and managed at the Company’s TRS. As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurement below for additional detail. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does not directly service any residential mortgage loans.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest income on IOs was recognized at the contractually agreed rate, and changes in fair value were recognized in the Company’s condensed consolidated statement of operations. As of June 30, 2018, the Company no longer owned any Non-Agency RMBS IOs.

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

As of June 30, 2018, the Company no longer had repurchase agreements outstanding.

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of Hunt CRE 2017-FL1,Ltd. (the "CLO"). The CLO is a VIE of which we have determined we are the primary beneficiary and accordingly it is consolidated in our financial statements, excluding liabilities of the CLO acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLO do not have any recourse to the Company as the consolidator of the CLO. Collateralized loan obligations are carried at their outstanding unpaid principal balances, net of any unamortized discounts. Any premiums and discounts associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method.

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

Backstop Guarantees

The Company, through FOAC and in return for fees, provides seller eligibility and backstop guarantee services in respect of residential mortgage loans that are traded through one or more loan exchanges operated by MAXEX LLC (“MAXEX”). On June 27, 2018, FOAC entered into an amendment with MAXEX pursuant to which, amongst other things, FOAC's obligations to provide such seller eligibility and backstop guarantee services will terminate at 11:59 p.m. (Eastern Standard Time) on December 31, 2018 or sooner, at MAXEX's option. See Note 13 and Note 14 for additional information regarding MAXEX. To the extent that a loan seller approved by FOAC fails to honor its obligations to repurchase one or more loans based on an arbitration finding that such seller has breached its representations and warranties, FOAC provides a backstop guarantee of the repurchase obligation. The Company has evaluated its backstop guarantees pursuant to ASC 460, Guarantees, and has determined them to be performance guarantees, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. FOAC is obligated in two respects: (i) a noncontingent liability, which represents FOAC’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents FOAC’s obligation to make future payments if those triggering events occur. FOAC recognizes the noncontingent liability at the inception of the guarantee at the fair value, which is the fee received or receivable, and is recorded on the Company’s consolidated balance sheet as a liability in the line item “Deferred income.” The Company amortizes these fees into income on a straight-line basis over five years, based on an assumed constant prepayment rate of 15% for residential mortgage loans and other observable data. The Company’s contingent liability is accounted for pursuant to ASC 450, Contingencies, pursuant to which the contingent liability must be recognized when its payment becomes probable and reasonably estimable.

Common Stock

At June 30, 2018, and December 31, 2017, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 23,683,164 shares of common stock issued and outstanding at June 30, 2018 and 22,143,758 at December 31, 2017.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. As of June 30, 2018, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. There has been no activity in 2018. As of June 30, 2018, $9.4 million of common stock remained authorized for future share repurchases under the Repurchase Program.

Preferred Stock

At June 30, 2018, and December 31, 2017, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both June 30, 2018 and December 31, 2017.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

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

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company's accounting policy with respect to interest and penalties is to classify these amounts as other interest expense. As further described in Note 20, the Company declared and paid in the fourth quarter of 2016 a deficiency dividend relating to a determination of an inability to offset certain net gains on hedging transactions in 2013 against net capital losses on the sale of certain mortgage-backed securities. In connection with this declaration, during the first quarter of 2017, the Company paid an amount of $2.01 million for interest charges to the IRS. The Company previously provisioned $1.86 million in the third quarter of 2016 in the Company's condensed consolidated balance sheets in the line item "Other accounts payable and accrued expenses"; the remaining balance of $0.15 million was expensed in the first quarter of 2017, which is included in "Other interest expense" in the Company's condensed consolidated statements of operations. The first quarter 2017 payment of $2.01 million is included in "cash paid for interest" in the Company's condensed consolidated statements of cash flows.

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning after 2017. This legislation has no material adverse effect on the Company's business.

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

Recently Issued and/or Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP. ASU 2014-09 also creates a new topic in the Codification, Topic 606 ("ASC 606"). In addition to superseding and replacing nearly all existing GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) established a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3)

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue. As a result of the issuance of ASU No. 2015-14 in August 2015, deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited.

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

ASC 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include interest income related to the following: investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); residential mortgage loans, multi-family loans and commercial mortgage loans (subject to either ASC 310, Receivables or ASC 825, Financial Instruments); and derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging). The Company evaluated the applicability of ASU 2014-09 with respect to its investment portfolio, considering the scope exceptions listed above, and has determined that the adoption of ASU 2014-09 did not have a material impact on the Company's financial condition or results of operations as the substantial majority of the Company's revenue is generated by financial instruments and other contractual rights and obligations that are not within the scope of ASC 606.

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

The ASU requires certain recurring disclosures, and also eliminated  the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments that are measured at amortized cost on the balance sheet. It is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. The Company has determined ASU 2016-01 did not have a material impact on the Company's financial condition or results of operations.

Credit Losses

In June 2016, the FASB issued ASU 2016-13 which is a comprehensive amendment of credit losses on financial instruments. Currently GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the “incurred loss” impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendment in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to assess the impact of this guidance.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, which amends ASC Topic 230, Statement of Cash Flows (“ASC 230”), to reduce diversity in how certain transactions are classified in the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has determined ASU 2016-15 did not have a material impact on the Company's financial condition or results of operations.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which amends ASC Topic 230, Statement of Cash Flows, to reduce diversity in how entities present restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in ASU 2016-18 require restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, provided that all of the amendments were adopted in the same period. The amendments of this ASU should generally be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 beginning with the first quarter of 2017, which had no effect on the Company's results of operations, financial condition or cash flows.

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

Available-for-sale Securities

The Company previously invested in Agency RMBS, Multi-Family MBS and Non-Agency RMBS.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

Designation

The Company classified its MBS securities as AFS investments. Although the Company generally intended to hold most of its investment securities until maturity, as a result of its change in investment strategy, the Company had sold all of these securities as of June 30, 2018. All assets classified as AFS, except Non-Agency RMBS IOs, were reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of shareholders' equity. As the result of a fair value election, unrealized gains and losses on Non-Agency RMBS IOs were recorded in the Company’s consolidated statement of operations.

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

Commercial Mortgage Loans Held-for-Investment

Designation

The Company classifies its commercial mortgage loans as held-for-investment.

Determination of Commercial Mortgage Loans Held-for-Investment Fair Value

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their unpaid principal balances, adjusted for net unamortized loan origination fees, premiums and discounts and an allowance for loan losses, if applicable. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight-line basis when it approximates the interest method, adjusted for actual prepayments.

The Company may record fair value adjustments on a non-recurring basis when it has determined that it is necessary to record a specific impairment reserve against a loan and the Company measures such specific reserve using the fair value of the loan's collateral. To determine the fair value of loan collateral, the Company employs different approaches depending upon the nature of such collateral and other relevant market factors.

Commercial mortgage loans held-for-investment are considered Level 3 fair measurements that are not measured at fair value on a recurring basis.

Residential Mortgage Loans Held-for-Sale

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

Determination of Residential Mortgage Loan Fair Value

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
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

Collateralized Loan Obligations

Designation

Collateralized loan obligations are carried at their outstanding unpaid principal balances, net of any unamortized discounts.

Determination of Fair Value

The Company determines the fair value of collateralized loan obligations by utilizing a third-party pricing service. As such, the Company has determined that collateralized loan obligations should be classified as Level 2.

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust as of June 30, 2018. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, has consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. Following the sale during the second quarter of 2018 of the first-loss tranche of the FREMF 2011-K13 Trust previously held by the Company, the Company determined it was no longer the primary beneficiary of the trust as of June 30, 2018, and accordingly no longer consolidates the underlying trust as of that date.

Determination of Fair Value

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

In accordance with ASU 2014-13, the Company has elected the fair value option in respect of the assets and liabilities of the FREMF 2012-KF01 Trust. The trust is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust is more observable, but in either case, the methodology results in the fair value of the assets of each of the trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the trust is more observable, since in all cases prices for the liabilities are available from the primary third-party pricing service utilized for Multi-Family MBS, while the individual assets of each of the trusts are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the assets of the trusts is an aggregate value derived from the fair value of the trust liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust. Based on a number of factors, the Company previously determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. Following the sale during the second quarter of 2018 of the subordinated securities previously held by the Company, the Company determined that it was no longer the primary beneficiary of the trust as of June 30, 2018, and accordingly no longer consolidates the underlying trust as of that date. The Company previously elected the fair value option on each of the assets and liabilities held within the trust.

Determination of Fair Value

In accordance with ASU 2014-13, the Company previously elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust. The trust is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company was required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust was more observable, but in either case, the methodology results in the fair value of the assets of the trust being equal to the fair value of its liabilities. The Company determined that the fair value of the liabilities of the trust was more observable, since in all cases prices for the liabilities were available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of the trust, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities was more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trust was an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of December 31, 2017, as of June 30, 2018, the Company no longer held any AFS securities:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

December 31, 2017
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$530,640,091
Federal National Mortgage Association	754,443,557
Multi-Family	5,742,000
Total available-for-sale securities	$1,290,825,648

The following table presents the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2017. As of June 30, 2018, the Company no longer held any AFS securities.

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

At June 30, 2018 the Company had sold all of its MBS. At December 31, 2017, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it was not "more likely than not" that the Company would be required to sell these MBS before recovery of their amortized cost basis, which may be their maturity. The Company did not recognize credit-related OTTI losses through earnings during the six months ended June 30, 2018 and June 30, 2017.

There were no OTTI charges recorded by the Company for the three and six months ended June 30, 2018 and June 30, 2017.

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2017. At June 30, 2018, the Company did not hold any AFS securities. At December 31, 2017, the Company held 59 AFS securities, of which 49 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months:

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

The following tables present a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
AFS securities sold, at cost	$1,113,596,615	$6,832,799
Proceeds from AFS securities sold	$1,083,104,038	$6,681,250
Net realized gain (loss) on sale of AFS securities	$(30,492,577)	$(151,549)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
AFS securities sold, at cost	$1,260,655,159	$62,435,106
Proceeds from AFS securities sold	$1,227,314,575	$52,966,554
Net realized gain (loss) on sale of AFS securities	$(33,340,584)	$(9,468,552)

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents the fair value of AFS investment securities by rate type as of December 31, 2017, as of June 30, 2018, the Company no longer held any AFS securities:

	December 31, 2017
	Agency	Multi- Family	Total
Adjustable rate	$1,284,237,670	$—	$1,284,237,670
Fixed rate	845,978	5,742,000	6,587,978
Total	$1,285,083,648	$5,742,000	$1,290,825,648

The following tables present the fair value of AFS investment securities by maturity date as of December 31, 2017, as of June 30, 2018, the Company no longer held any AFS securities:

December 31, 2017
Greater than or equal to one year and less than five years	$1,187,909,353
Greater than or equal to five years	102,916,295
Total	$1,290,825,648

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

The following tables present the changes for the six months ended June 30, 2018 and the year ended December 31, 2017 of the unamortized net discount and designated credit reserves on the Company’s MBS:

	June 30, 2018
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2018	$—	$(2,204,562)	$(2,204,562)
Dispositions	—	2,042,842	2,042,842
Accretion of net discount	—	161,720	161,720
Ending Balance at June 30, 2018	$—	$—	$—

	December 31, 2017
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2017	$(1,929,833)	$(27,841,262)	$(29,771,095)
Dispositions	1,929,833	22,685,756	24,615,589
Accretion of net discount	—	2,950,944	2,950,944
Ending Balance at December 31, 2017	$—	$(2,204,562)	$(2,204,562)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the six months ended June 30, 2018, the Company did not have any unrealized gains (losses) on AFS securities and for six months ended June 30, 2017, the Company had unrealized gains (losses) on AFS securities of $1,220,918.

The following tables present components of interest income on the Company’s AFS securities for the three and six months ended June 30, 2018 and June 30, 2017:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$3,829,055	$(159,679)	$3,669,376	$6,362,134	$(214,920)	$6,147,214
Non-Agency	—	—	—	—	—	—
Multi-Family	—	—	—	—	511,465	511,465
Total	$3,829,055	$(159,679)	$3,669,376	$6,362,134	$296,545	$6,658,679

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$12,152,397	$(1,435,534)	$10,716,863	$11,742,714	$251,371	$11,994,085
Non-Agency	—	—	—	42,254	9,946	52,200
Multi-Family	—	32,103	32,103	—	1,435,016	1,435,016
Total	$12,152,397	$(1,403,431)	$10,748,966	$11,784,968	$1,696,333	$13,481,301

NOTE 5 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following table summarizes certain characteristics of the Company's investments in commercial mortgage loans as of June 30, 2018; the Company had no such investments as of December 31, 2017:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(1)	Coupon(1)	Life (Years)(2)
June 30, 2018
Loans held-for-investment
Senior secured loans(3)	$326,883,547	$326,883,547	22	100.0%	6.9%	3.1
	326,883,547	326,883,547	22	100.0%	6.9%	3.1

(1)    Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of June 30, 2018
(2)    The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are            exercised by the borrower
(3)    As of June 30, 2018, $320,907,160 of the outstanding senior secured loans are held in VIEs and $5,976,387 of the outstanding senior secured loans        are loan participations

Activity: For the six months ended June 30, 2018, the loan portfolio activity was as follows:

	Commercial Mortgage Loans Held-for-Investment	Total
Balance at December 31, 2017	$—	$—
Purchases, net	347,288,547	347,288,547
Proceeds from principal repayments	(20,405,000)	(20,405,000)
Balance at June 30, 2018	$326,883,547	$326,883,547

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis. In conjunction with the quarterly commercial mortgage loan portfolio review, the Company assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors. Loans are rated "1" (very low risk) through "5" (default risk), which are described in Note 2. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 5 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (continued)

June 30, 2018
Risk Rating	Number of Loans	Outstanding Face Amount	Net Book Value
1	—	$—	—
2	6	82,883,245	82,883,245
3	13	195,210,492	195,210,492
4	3	48,789,810	48,789,810
5	—	—	—
	22	$326,883,547	326,883,547

As of June 30, 2018, the average risk rating of the commercial mortgage loan portfolio was 3.0 (Moderate Risk), weighted by investment carrying value, with 85.1% of commercial loans held-for-investment, rated 3 (Moderate Risk) or better by the Company's Manager.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value:

Loans Held-for-Investment

	June 30, 2018		June 30, 2018
Geography		Collateral Property Type
Texas	28.4%	Multifamily	88.1%
Arizona	15.2	Retail	6.8
Georgia	10.8	Mixed Use	3.7
Connecticut	8.6	Office	1.4
Florida	8.2	Total	100.0%
California	7.6
Mississippi	6.3
Washington	4.7
North Carolina	4.6
Ohio	3.7
Louisiana	1.9
Total	100.0%

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 5 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (continued)

The table below sets forth additional information relating to our portfolio as of June 30, 2018:

Loan #	Investment	Origination Date	Total Loan Commitment	Outstanding Face Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV
1	Senior Loan	12-Jun-17	4,675,000	4,675,000	Winston-Salem, NC	Multi-Family	1mL + 6.0%	2.1	77.2%
2	Senior Loan	30-Jan-17	3,743,000	3,743,000	Tyler, TX	Multi-Family	1mL + 5.5%	1.7	58.3%
3	Senior Loan	5-Nov-15	6,035,000	6,035,000	Pascagoula, MS	Multi-Family	1mL + 4.5%	2.4	70.7%
4	Senior Loan	23-Dec-15	13,500,000	12,226,811	Akron, OH	Mixed Use	1mL + 5.3%	2.7	68.7%
5	Senior Loan	11-Oct-17	6,370,000	6,370,000	New Orleans, LA	Multi-Family	1mL + 4.1%	4.4	75.5%
6	Senior Loan	13-Oct-17	14,715,000	14,715,000	Hattiesburg, MS	Multi-Family	1mL + 4.8%	4.4	78.4%
7	Senior Loan	9-Jan-18	10,317,000	8,960,694	North Highlands, CA	Multi-Family	1mL + 4.0%	4.7	79.0%
8	Senior Loan	16-Jun-17	5,810,000	5,625,170	Dallas, TX	Multi-Family	1mL + 4.8%	4.1	75.2%
9	Senior Loan	15-Nov-17	30,505,000	30,505,000	Phoenix, AZ	Multi-Family	1mL + 3.8%	4.5	74.3%
10	Senior Loan	30-Nov-16	5,000,000	4,526,252	Stafford, TX	Office	1mL + 5.5%	3.5	56.4%
11	Senior Loan	30-Dec-16	28,125,000	28,125,000	Stamford, CT	Multi-Family	1mL + 4.8%	3.6	64.5%
12	Senior Loan	1-Sep-16	26,800,000	26,800,000	Tampa, FL	Multi-Family	1mL + 5.5%	1.3	70.3%
13	Senior Loan	16-Aug-17	24,000,000	24,000,000	League City, TX	Multi-Family	1mL + 4.5%	2.3	76.4%
14	Senior Loan	29-Sep-17	12,664,000	11,658,308	Austell, GA	Multi-Family	1mL + 4.2%	4.3	81.6%
15	Senior Loan	4-Nov-16	10,250,000	10,250,000	Greensboro, NC	Multi-Family	1mL + 5.3%	1.4	83.8%
16	Senior Loan	6-Sep-17	15,250,000	15,250,000	Seattle, WA	Multi-Family	1mL + 4.5%	1.3	54.1%
17	Senior Loan	17-Nov-16	16,600,000	15,871,183	Stockton, CA	Multi-Family	1mL + 5.1%	3.5	76.5%
18	Senior Loan	17-Apr-17	23,488,000	23,488,000	Brookhaven, GA	Multi-Family	1mL + 4.8%	3.9	72.8%
19	Senior Loan	9-May-17	16,500,000	13,437,757	Austin, TX	Retail	1mL + 7.3%	4.0	67.5%
20	Senior Loan	29-Jun-16	32,820,000	32,820,000	Various	Multi-Family	1mL + 5.5%	1.1	70.6%
21	Senior Loan	1-Dec-17	19,110,000	19,110,000	Tuscon, AZ	Multi-Family	1mL + 4.5%	4.5	80.3%
22	Senior Loan	19-Apr-17	11,200,000	8,691,382	Austin, TX	Retail	1mL + 5.2%	3.9	31.7%

NOTE 6 – THE FREMF TRUSTS

The Company has elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $4,387,999 at June 30, 2018 and $21,695,098 at December 31, 2017. The Company sold the underlying Multi-Family MBS of the FREMF 2011-K13 trust effective May 18, 2018.

The condensed consolidated balance sheets of the FREMF trusts at June 30, 2018 and December 31, 2017 are set out below:

Balance Sheets	June 30, 2018	December 31, 2017
Assets
Multi-family mortgage loans held in securitization trusts	$23,842,162	$1,130,874,274
Receivables	107,780	4,377,606
Total assets	$23,949,942	$1,135,251,880
Liabilities and Equity
Multi-family securitized debt obligations	$19,481,546	$1,109,204,743
Payables	80,397	4,352,039
Total liabilities	$19,561,943	$1,113,556,782
Equity	4,387,999	21,695,098
Total liabilities and equity	$23,949,942	$1,135,251,880

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $27,442,437 at June 30, 2018 and $1,078,622,737 at December 31, 2017. The multi-family securitized debt obligations had an unpaid principal balance of $27,442,437 at June 30, 2018 and $1,078,622,737 at December 31, 2017.

The condensed consolidated statements of operations of the FREMF trusts for the three and six months ended June 30, 2018 and June 30, 2017 are as follows:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 6 – THE FREMF TRUSTS (Continued)

Statements of Operations	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Interest income	$6,976,930	$13,569,574
Interest expense	6,640,257	12,862,356
Net interest income	$336,673	$707,218
General and administrative fees	(255,056)	(639,615)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(5,463,148)	803,206
Net income (loss)	$(5,381,531)	$870,809

Statements of Operations	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest income	$20,204,118	$27,518,328
Interest expense	19,166,552	26,100,080
Net interest income	$1,037,566	$1,418,248
General and administrative fees	(878,310)	(1,288,549)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(6,818,922)	2,102,836
Net income (loss)	$(6,659,666)	$2,232,535

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
Texas	71.3%	New York	16.5%
Connecticut	28.7%	Texas	14.2%
		Washington	8.7%
		Colorado	7.8%
		Georgia	5.7%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company has elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $0 at June 30, 2018 and $5,413,720 at December 31, 2017. The Company sold all underlying Non-Agency RMBS of the trust effective June 18, 2018.

The condensed consolidated balance sheets of the residential mortgage loan securitization trusts at December 31, 2017 is set out below:

Balance Sheets	December 31, 2017
Assets
Residential mortgage loans held in securitization trusts	$119,756,455
Receivables	396,000
Total assets	$120,152,455
Liabilities and Equity
Residential securitized debt obligations	$114,418,318
Payables	320,417
Total liabilities	$114,738,735
Equity	5,413,720
Total liabilities and equity	$120,152,455

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $0 at June 30, 2018 and $118,884,113 at December 31, 2017. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $0 at June 30, 2018 and $118,884,113 at December 31, 2017.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and six months ended June 30, 2018 and June 30, 2017 are as follows:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

Statements of Operations	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Interest income	$954,711	$1,298,520
Interest expense	765,914	1,030,971
Net interest income	$188,797	$267,549
General and administrative fees	(13,958)	(11,380)
Unrealized gain (loss) on residential loans held in securitization trusts	5,905,602	(250,079)
Net income (loss)	$6,080,441	$6,090

Statements of Operations	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest income	$2,102,352	$2,653,958
Interest expense	1,685,971	2,105,323
Net interest income	$416,381	$548,635
General and administrative fees	(20,886)	(23,224)
Unrealized gain (loss) on residential loans held in securitization trusts	5,650,199	(618,422)
Net income (loss)	$6,045,694	$(93,011)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
California	N/A	37.0%
Washington	N/A	15.3%
Massachusetts	N/A	8.1%
Florida	N/A	6.4%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company has then undertaken an analysis of whether it is the primary beneficiary of any of these VIEs, and has determined that it was the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust as of December 31, 2017 and the FREMF 2012-KF01 Trust as of June 30, 2018. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending June 30, 2018 and December 31, 2017. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts. As noted in Notes 6 and 7, the Company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively and henceforth no longer consolidates these two trusts.

On April 30, 2018, the Company acquired Hunt CMT Equity LLC, which comprised of commercial mortgage loans financed through collateralized loan obligations ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender and eight loan participations. The Company determined Hunt CRE 2017-FL1, Ltd. was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. at June 30, 2018 included the following VIE assets and liabilities:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 8 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (continued)

ASSETS	June 30, 2018
Cash, cash equivalents and restricted cash	$7,915,511
Accrued interest receivable	1,641,310
Unsettled loan payoffs	20,405,000
Loans held for investment	320,907,160
Total Assets	$350,868,981

LIABILITIES
Accrued interest payable	$445,854
Collateralized loan obligations(1)	287,738,948
Total Liabilities	$288,184,802
(1) The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034.

The following table presents certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd.:

As of June 30, 2018
Collateral (loan investments)		Debt (notes issued)
Outstanding Principal	Carrying Value	Face Value	Carrying Value
$320,907,160	$320,907,160	$290,732,000	$287,738,948

NOTE 9 - RESTRICTED CASH AND DUE TO BROKER

As of June 30, 2018, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts. Additionally, Hunt CRE 2017-FL1, Ltd. is actively managed with an initial reinvestment period of 30 months. As loans payoff or mature during this reinvestment period, cash received is restricted to be reinvested within Hunt CRE 2017-FL1, Ltd. in accordance with the terms of the agreements governing Hunt CRE 2017-FL1, Ltd. and the obligations thereof.

The following table presents the Company's restricted cash and due to broker balances as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Restricted cash balance held by:
Broker counterparties for derivatives trading	$—	$(1,123,463)
Repurchase counterparties as restricted collateral	16,722	11,275,263
CLO reinvestment principal proceeds	$7,915,511	$—
Total	$7,932,233	$10,151,800

NOTE 10 - BORROWINGS

Repurchase Agreements

The Company previously entered into repurchase agreements to finance its portfolio of investments. The repurchase agreements bear interest at a contractually agreed rate. The repurchase obligations matured and typically reinvested every 30 days to one year. Repurchase agreements were accounted for as secured borrowings since the Company maintained effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Amount outstanding	Weighted average interest rate	Market value of collateral held	Amount outstanding	Weighted average interest rate	Market value of collateral held
Agency	$—	—%	$—	$1,228,349,000	1.55%	$1,285,083,649
Non-Agency	—	—%	—	2,555,000	3.38%	4,399,779
Multi-Family	—	—%	—	3,618,000	3.16%	5,742,000
Total	$—	—%	$—	$1,234,522,000	1.56%	$1,295,225,428

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 10 – BORROWINGS (Continued)

At June 30, 2018 and December 31, 2017, the repurchase agreements had the following remaining maturities:

	June 30, 2018	December 31, 2017
< or equal to 30 days	$—	$1,175,407,000
31 to 60 days	—	56,560,000
61 to 90 days	—	2,555,000
Total	$—	$1,234,522,000

Under the repurchase agreements, the respective lender retained the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements were subject to certain financial covenants, the most restrictive of these covenants required that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of June 30, 2018 and December 31, 2017.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2017. The Company did not hold any repurchase agreements at June 30, 2018.

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

NOTE 11 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS

The Company previously entered into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives was to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments were utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company entered into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaptions and caps and may do so again in the future. In executing on the Company's former risk management strategy, the Company previously entered into interest rate swaps, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the consolidated statement of operations as a realized loss on derivative contracts.

The following summarizes the Company's significant asset and liability derivatives, the risk exposure for these derivatives and the Company's risk management activities used to mitigate certain of these risks.

Balance Sheet Presentation

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments as of December 31, 2017. The Company did not hold any derivative financial instruments at June 30, 2018:

	December 31, 2017
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures (Short positions)	14,355	$5,349,613	$14,355,000,000	—	$—	$—
Total	14,355	$5,349,613	$14,355,000,000	—	$—	$—

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also has in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements with each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, is replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company previously pledged financial collateral as restricted cash to its counterparties for its derivative

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 11 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS (continued)

contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 9 for the amounts of restricted cash outstanding.

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

The below tables provide a reconciliation of these assets and liabilities that were subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of December 31, 2017. The Company did not hold any such assets or liabilities at June 30, 2018.

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

Income Statement Presentation

The Company has not applied hedge accounting to its derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its futures, interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$23,192,076	$(18,132,701)	$5,059,375
Total	$23,192,076	$(18,132,701)	$5,059,375

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 11 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS (continued)

	Three Months Ended June 30, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$1,453,074	$(5,813,275)	$(4,360,201)
Total	$1,453,074	$(5,813,275)	$(4,360,201)

	Six Months Ended June 30, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	25,984,870	(5,349,613)	20,635,257
Total	$25,984,870	$(5,349,613)	$20,635,257

	Six Months Ended June 30, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	3,686,125	(8,890,363)	(5,204,238)
Total	$3,686,125	$(8,890,363)	$(5,204,238)

NOTE 12 - MSRs

During the six months ended June 30, 2018, the Company retained the servicing rights associated with an aggregate principal balance of $428,153,251 of residential mortgage loans that the Company had previously transferred to three residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. In addition, the Company previously consolidated the assets and liabilities of the CSMC 2014-OAK1 Trust, but following the sale of subordinated and first loss securities during the second quarter of 2018, the Company has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are also recorded on the Company's condensed consolidated balance sheet at June 30, 2018.

The following table presents the Company’s MSR activity as of June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Balance at beginning of year	$2,963,861	$3,440,809
MSRs relating to sales to securitizations	—	10,910
MSRs related to deconsolidation of securitization trust	1,025,129	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	336,406	39,688
Other changes to fair value (1)	(219,783)	(527,546)
Balance at end of period	$4,105,613	$2,963,861

Loans associated with MSRs (2)	$428,153,251	$338,167,569
MSR values as percent of loans (3)	0.96%	0.88%

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 12 – MSRs (Continued)

(1)	Amounts represent changes due to realization of expected cash flows.

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at June 30, 2018 and December 31, 2017, respectively.

(3)	Amounts represent the carrying value of MSRs at June 30, 2018 and December 31, 2017, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2018, and June 30, 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Servicing income	$196,404	$192,519
Total servicing income	$196,404	$192,519

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Servicing income	$416,382	$445,257
Total servicing income	$416,382	$445,257

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

The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of June 30, 2018
Assets:
Multi-family mortgage loans held in securitization trusts	—	23,842,162	—	23,842,162
Mortgage servicing rights	—	—	4,105,613	4,105,613
Total	$—	$23,842,162	$4,105,613	$27,947,775

Liabilities:
Multi-family securitized debt obligations	$—	$19,481,546	$—	$19,481,546
Total	$—	$19,481,546	$—	$19,481,546

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	December 31, 2017
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2017
Assets:
Residential mortgage-backed securities (a)	$—	$1,290,825,648	$—	$1,290,825,648
Multi-family mortgage loans held in securitization trusts	—	1,130,874,274	—	1,130,874,274
Residential mortgage loans held in securitization trusts	—	119,756,455	—	119,756,455
Mortgage servicing rights	—	—	2,963,861	2,963,861
Futures (Short positions)	5,349,613	—	—	5,349,613
Total	$5,349,613	$2,541,456,377	$2,963,861	$2,549,769,851

Liabilities:
Multi-family securitized debt obligations	$—	$(1,109,204,743)	$—	$(1,109,204,743)
Residential securitized debt obligations	—	(114,418,318)	—	(114,418,318)
Total	$—	$(1,223,623,061)	$—	$(1,223,623,061)

(a)	For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

For the six months ended June 30, 2018 and year ended December 31, 2017, the Company had no transfers between any of the levels of the fair value hierarchy. Transfers between levels are deemed to take place on the last day of the reporting period in which the transfer takes place.

As of June 30, 2018 and December 31, 2017, the Company had $4,105,613 and $2,963,861, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of commercial mortgage loans and MSRs. Accordingly, for more detail about Level 3 assets, also see Notes 5 and 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at June 30, 2018 and December 31, 2017:

As of June 30, 2018
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 22.3%	11.3%
	Discount rate	12.0%	12.0%

As of December 31, 2017
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 25.4%	12.8%
	Discount rate	12.0%	12.0%

As discussed in Note 3, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instrument described in Note 3:

	June 30, 2018
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$73,380,534	$73,380,534	$73,380,534
Restricted cash	7,932,233	7,932,233	7,932,233
Commercial mortgage loans held-for-investment	326,883,547	326,883,547	326,883,547
Total	$408,196,314	$408,196,314	$408,196,314

Liabilities
Collateralized loan obligations (Hunt CRE 2017-FL1, Ltd.)	$287,738,948	$290,732,000	$290,761,639
Total	$287,738,948	$290,732,000	$290,761,639

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	December 31, 2017
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$34,347,339	$34,347,339	$34,347,339
Restricted cash	11,275,263	11,275,263	11,275,263
Total	$45,622,602	$45,622,602	$45,622,602

Liabilities:
Repurchase agreements	$1,234,522,000	$1,234,522,000	$1,234,522,000
Total	$1,234,522,000	$1,234,522,000	$1,234,522,000

Estimates of cash and cash equivalents and restricted cash are measured using quoted market prices, or Level 1 inputs. Estimates of the fair value of collateralized loan obligations are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 3 for further discussion regarding fair value measurement of certain of our assets and liabilities.

NOTE 14 RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the prior management agreement in effect for the year ended December 31, 2017, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. On January 18, 2018 the management agreement in effect for the year ended December 31, 2017 was terminated, and a new agreement with Hunt Investment Management, LLC became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 18, 2019, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum.

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

For the three months ended June 30, 2018, the Company incurred management fees of $604,191 (June 30, 2017: $552,882), and is recorded as Management Fee in the condensed consolidated statement of operations, of which $592,500 (June 30, 2017: $188,000) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the six months ended June 30, 2018, the Company incurred management fees of $1,180,326 , net of $6,959 in management fees waived (June 30, 2017: $1,097,392 ), and is recorded as Management Fee in the condensed consolidated statements of operations, of which $592,500 (June 30, 2017: $188,000 ) was accrued but had not been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

For the three months ended June 30, 2018, the Company incurred reimbursable expenses of $570,833 (June 30, 2017: $961,909), and is recorded as operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $592,500 (June 30, 2017: $375,000) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

For the six months ended June 30, 2018, the Company incurred reimbursable expenses of $1,316,925 (June 30, 2017: $2,170,852), and is recorded as operating expenses reimbursable to Manager in the condensed consolidated statement of operations, of which $592,500 (June 30, 2017: $375,000) was accrued but had not yet been paid, included in fees and expenses payable to Manager in the condensed consolidated balance sheets.

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

The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$4.33	4,500	$5.97
Granted	—	—	—	—
Vested	—	—	—	—
Outstanding Unvested Shares at End of Period	4,500	$4.33	4,500	$5.97

For the period ended June 30, 2018, the Company recognized compensation expense related to restricted common stock of $9,662 (2017: $6,624). the Company has unrecognized compensation expense of $9,823 as of June 30, 2018 (2017: $10,010) for unvested shares of restricted common stock. As of June 30, 2018, the weighted average period for which the unrecognized compensation expense will be recognized is 6.7 months.

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31, 2017, the Company had sold $24.6 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party; the Company has not sold any loans through MAXEX in 2018. As of June 30, 2018, the Company has received $148,221 (June 30, 2017: $9,325) in fees, net of $34,573 (June 30, 2017: $2,175) in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. On June 27, 2018, FOAC entered into an amendment with MAXEX pursuant to which, amongst other things, FOAC and MAXEX agreed that FOAC's obligations to provide seller eligibility and backstop guarantee services will terminate at 11:59 p.m. (Eastern Standard Time) on December 31, 2018, or sooner, at MAXEX's option, MAXEX agreed to pay to FOAC a monthly expense reimbursement in an amount equal to $20,000 commencing in April, 2018, and MAXEX issued a warrant to FOAC to purchase 35,658 class A-4 warrants of MAXEX. The fees received related to seller eligibility review and backstop services are recorded on the Company's condensed consolidated balance sheet as a liability in the line item "Deferred Income". See Note 15 for additional disclosure relating to the backstop services.

Hunt Investment Securities LLC

During the second quarter of 2018, the Company sold four AFS securities with a total notional of $82.9 million to Hunt Financial Services, LLC, an affiliate of our Manager.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. See Note 14 for a further description of MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("CCAS"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, CCAS and FOAC, FOAC provides seller eligibility review services under which it reviews, approves and monitors sellers that are to sell loans via CCAS. Once approved, and having signed the standardized loan sale contract, the seller then sells loan(s) to CCAS, and CCAS simultaneously sells loan(s) to the buyer on substantially the same terms including representations and warranties. To the extent that a seller approved by FOAC fails to honor its obligations to repurchase a loan based on an arbitration finding that it breached its

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 15 - GUARANTEES (Continued)

representations and warranties, FOAC is obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services will terminate at 11:59 p.m. (Eastern Standard Time) on December 31, 2018, or sooner, at MAXEX's option. MAXEX has also covenanted to FOAC to use its commercially reasonable efforts to enter into a transaction with a replacement backstop provider pursuant to which such replacement backstop provider would assume all of FOAC's backstop guarantee obligations and FOAC will pay such replacement backstop provider a fee equal to the lesser of (i) the unamortized guarantee fees and (ii) 3.25 basis points (0.0325%) of the scheduled unpaid principal balances of the loans for which the backstop guarantee obligation is assumed.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to CCAS, was estimated to be $911,557,718 as of June 30, 2018 and $629,278,629 as of December 31, 2017. Amounts payable in excess of the outstanding principal of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable to MAXEX. As of June 30, 2018, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of June 30, 2018 in accordance with ASC 460, "Guarantees", and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for information on the Company's accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of June 30, 2018.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

As of June 30, 2018, the Company had $10.3 million of unfunded commitments related to loans held-for-investment. These commitments are not reflected on the condensed consolidated balance sheets.
NOTE 17 STOCKHOLDERS' EQUITY

Ownership and Warrants

Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and following adjustment in December 2016, entitled XL Investments Ltd, to purchase an aggregate of 3,753,492 shares of the Company’s common stock at a per share exercise price equal to $13.11. XL Global, Inc., a subsidiary of XL Group Ltd, held a minority stake in the previous manager. Pursuant to an agreement dated January 18, 2018, XL Investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it.

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 23,683,164 and 22,143,758 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. As of December 31, 2017, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the six months ended June 30, 2018. As of June 30, 2018, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both June 30, 2018 and December 31, 2017. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)

NOTE 17 – STOCKHOLDERS' EQUITY (continued)

to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company's common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

Distributions to stockholders

For the 2018 taxable year to date, the Company has declared dividends to common stockholders totaling $3,735,675, or $0.16 per share. The following table presents cash dividends declared by the Company on its common stock during the six months ended June 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
January 5, 2018	January 16, 2018	January 30, 2018	$737,388	$0.03152
January 5, 2018	February 15, 2018	February 27, 2018	$788,649	$0.03371
January 5, 2015	March 15, 2018	March 29, 2018	$788,649	$0.03371
March 16, 2018	April 16, 2018	April 27, 2018	$473,663	$0.04534
March 16, 2018	May 15, 2018	May 30, 2018	$473,663	$0.04534
March 16, 2018	June 15, 2018	June 29, 2018	$473,663	$0.04534

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the six months ended June 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
January 5, 2018	January 16, 2018	January 30, 2018	$293,503	$0.18230
January 5, 2018	February 15, 2018	February 27, 2018	$293,503	$0.18230
January 5, 2018	March 15, 2018	March 29, 2018	$293,503	$0.18230
March 16, 2018	April 16, 2018	April 27, 2018	$293,503	$0.18230
March 16, 2018	May 15, 2018	May 30, 2018	$293,503	$0.18230
March 16, 2018	June 15, 2018	June 29, 2018	$293,503	$0.18230

NOTE 18 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Net income (loss)		$(21,490,063)		$(2,296,571)

Less dividends paid:
Common stock	$1,420,990		$2,630,889
Preferred stock	870,726		870,726
		2,291,716		3,501,615
Undistributed earnings (deficit)		$(23,781,779)		$(5,798,186)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.06	$0.06	$0.15	$0.15
Undistributed earnings (deficit)	(1.00)	(1.00)	(0.32)	(0.32)
Total	$(0.94)	$(0.94)	$(0.17)	$(0.17)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Net income (loss)		$(10,175,063)		$72,570

Less dividends paid:
Common stock	$3,735,676		$5,261,777
Preferred stock	1,751,235		1,751,235
		5,486,911		7,013,012
Undistributed earnings (deficit)		$(15,661,974)		$(6,940,442)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.16	$0.16	$0.30	$0.30
Undistributed earnings (deficit)	(0.67)	(0.67)	(0.39)	(0.39)
Total	$(0.51)	$(0.51)	$(0.09)	$(0.09)

Pursuant to an agreement dated January 18, 2018, XL investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it, and therefore no adjustment was needed for the calculation of diluted earnings per share for the three months and six months ended June 30, 2018. No adjustment was required for the calculation of diluted earnings per share for the three months and six months ended June 30, 2017, for the warrants described in Note 17 because the warrants’ exercise price was greater than the average market price of the common shares for the period, and thereby anti-dilutive. For the three months ended June 30, 2018 the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,683,164 and for the three months ended June 30, 2017, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 18,297,500. For the six months ended June 30, 2018, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,538,579 and for the six months ended June 30, 2017, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 17,920,473.

NOTE 19 – SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans, MBS and other mortgage-related investments, and operates as a single reporting segment.

NOTE 20 - INCOME TAXES

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 20 - INCOME TAXES (continued)

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	Six Months Ended June 30, 2018	As of December 31, 2017

GAAP consolidated net income (loss) attributable to Hunt Companies Finance Trust, Inc.	(10,175)	$4,707
GAAP net loss (income) from REIT operations	10,790	(4,645)
GAAP net income (loss) of taxable subsidiary	615	62
Capitalized transaction fees	(21)	(41)
Unrealized gain (loss)	(128)	639
Deferred income	89	19
Tax income of taxable subsidiary before utilization of net operating losses	555	679
Utilizations of net operating losses	(555)	(679)
Net tax income of taxable subsidiary	—	$—

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	Six Months Ended June 30, 2018	As of December 31, 2017

Accumulated net operating losses of TRS	194	337
Unrealized gain	218	251
Capitalized transaction costs	117	122
Deferred income	80	57
AMT Credit	—	19
Deferred tax asset (liability)	609	786
Valuation allowance	(609)	(767)
Net non-current deferred tax asset (liability)	—	19

We have provided a valuation allowance against our deferred tax asset that results in no deferred tax asset at June 30, 2018, and December 31, 2017 except for the refundable AMT credits as discussed above. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance increased by $0 as a result of the decrease in statutory tax rates as discussed above. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At June 30, 2018, the TRS had net operating loss carryforwards for federal income tax purposes of $0.8 million, which are available to offset future taxable income and begin expiring in 2034.

As of June 30, 2018, the Company is not aware of any material uncertain tax positions, but the Company could be subject to federal and state taxes for its open tax years of 2015, 2016 and 2017.

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

NOTE 21 - SUBSEQUENT EVENTS

On August 3, 2018, the Company announced the pricing of Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate collateralized loan obligation which will be comprised of 20 first lien floating-rate commercial real estate mortgage assets which, simultaneous with the closing of Hunt CRE 2018-FL2, Ltd., will be acquired from an affiliate of our Manager. The closing is expected to occur on or about August 20, 2018, subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this quarterly report on Form 10-Q, or this “report”, we refer to Hunt Companies Finance Trust as “we,” ”us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Hunt Investment Management, LLC, as our “Manager” or “HIM”.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "will," "seek," "would," "could"or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form10-K for the year ended December 31, 2017 and the risk factor described in Part II, Item 1A "Risk Factors" in this quarterly report on Form 10-Q in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2017 10-K which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Overview

We are a Maryland corporation that, together with our subsidiaries, is focused on investing in, financing and managing transitional multi-family and other commercial real estate loans or securitizations. Our capital has historically been invested in Agency RMBS, with a particular focus on shorter duration Agency securities backed by hybrid ARMs. Additionally, we have historically invested, and continue to maintain limited investments, in Multi-Family MBS, principally through owning subordinated and first-loss tranches in Freddie Mac K-series securitizations.

In January 2018, we entered into a series of transactions with subsidiaries of the Hunt Companies, Inc., a holding company that invests in businesses focused in the real estate and infrastructure markets, including investment management, mortgage banking, direct lending, loan servicing, asset management, property management, development, construction, advisory and residential mortgage servicing rights. We entered into a new management agreement with Hunt Investment Management, LLC, while another affiliate of Hunt purchased an ownership stake of approximately 9.5% through a combination of a privately-placed stock issuance and a purchase from our largest shareholder, XL Investments Ltd. The transactions were intended to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, and in particular direct access to Hunt's significant pipeline of specified transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. As of June 30, 2018, we had substantially completed the sale of our Agency and Non-Agency RMBS and Multi-Family MBS assets, and reallocated a significant portion of our capital into commercial mortgage loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

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

We previously financed our former investments in Agency RMBS and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. We finance our current investments in transitional multi-family and other commercial real estate loans primarily through match term collateralized loan obligations, and may utilize long-term warehouse repurchase agreement financing in the future. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding these investments.

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

Pursuant to the terms of the new management agreement, we are required to pay our Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement, payable quarterly (0.375% per quarter) in arrears). Starting in the first full calendar quarter following January 18, 2019, we are also required to pay our Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such calendar quarter, and (ii) 8% per annum. We are required to reimburse our Manager for costs associated with (i) an allocable share of the costs of non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs and operations, (ii) our CFO, (iii) our general counsel, in each case, based on a percentage of his time spent on the Company's affairs. Such reimbursement is subject to a cap of 1.5% of the average Stockholders' Equity (as defined in the management agreement) for the applicable fiscal year. We are also required to reimburse our Manager for other costs and expenses associated with our operations, including but not limited to, the costs and expenses associated with our formation and capital raising activities, rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services and insurance.

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

Second Quarter 2018 Summary and Subsequent Events

•
On April 30, 2018, the Company, announced that it had acquired 100% of the equity interests of Hunt CMT Equity, LLC from Hunt Mortgage Group, LLC, an affiliate of our Manager, for an aggregate purchase price of approximately $68.05 million. Assets of Hunt CMT Equity, LLC include a portfolio of floating rate commercial mortgage loans financed by a collateralized loan obligation, a licensed commercial mortgage lender and eight (8) loan participations.

•	We reported an economic gain on common equity of 1.05%, comprised of a $0.01 decrease in book value per share and a $0.06 dividend per common share for the quarter ended June 30, 2018.(1)

•
In continuation of our new strategic direction, we sold all remaining Agency RMBS and closed out all corresponding interest rate hedges, reducing our exposure from $1,095.2 million as of March 31, 2018 to $0.0 million as of June 30, 2018. Further, we realized losses of $29.8 million on the Agency RMBS and reversed out $23.5 million in unrealized losses previously captured in other comprehensive income for a net loss on sales of Agency RMBS of $6.3 million. This loss was offset by the closeout of our interest rate hedges resulting in realized gains of $23.2 million and a change in unrealized loss of $18.1 million for a net gain on interest rate hedges of $5.1 million. The capital released from this reduction has in part been redeployed into the commercial mortgage loan assets described above, and is expected to be further deployed into new investment opportunities in the commercial real estate space as detailed in the Overview above.

•
During the quarter, we continued the reduction of our credit risk MBS exposure. We reduced our Multi-Family MBS exposure from $20.3 million at March 31, 2018 to $4.4 million as of June 30, 2018 (on a non-GAAP combined basis). Additionally, we sold our remaining Non-Agency RMBS reducing our exposure from $4.2 million at March 31, 2018 to $0.0 million as of June 30, 2018 (on a non-GAAP combined basis). As a result of the sales of our Multi-Family MBS and Non-Agency RMBS, we realized a gain of $6.1 million on the Multi-Family MBS and realized a loss of $6.9 million on the Non-Agency RMBS and a change in unrealized loss on multi-family loans held in securitization trusts of $4.1 million and a change in unrealized gain on residential mortgage loans held in securitization trusts of $6.9 million resulting in a net gain of $2.0 million on Multi-Family MBS and a net gain of $44,959 on Non-Agency RMBS.(2)

•
On August 3, 2018, the Company announced the pricing of Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate collateralized loan obligation which will be comprised of 20 first lien floating-rate commercial real estate mortgage assets which, simultaneous with the closing of Hunt CRE 2018-FL2, Ltd., will be acquired from an affiliate of our Manager. The closing is expected to occur on or about August 20, 2018, subject to customary closing conditions.

(1) Economic gain or loss is a measure of our financial performance that we define as the sum of the change in net book value per common share and dividends declared on our common stock during the period over the net book value per common share at the start of such period.

(2) A definition of non-GAAP combined MBS exposure, and a reconciliation to GAAP, is provided starting on page 41 under "Investment Portfolio".

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

As noted earlier, we previously determined to cease the aggregation of prime jumbo loans for the foreseeable future, and therefore no longer maintain warehouse financing to acquire prime jumbo loans. We do not expect the previous changes to our mortgage loan business strategy to impact the existing MSRs that we own, or the securitizations we have sponsored to date.

Multi-Family Loan Consolidation Reporting Requirements

As of June 30, 2018, we have determined that we are the primary beneficiary of one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust, based on our ownership of all or substantially all of the most subordinated, or first-loss, tranches as well as the related control rights. The Company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively.

We have elected the fair value option on the assets and liabilities held within this trust. In accordance with ASU 2014-13, we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust is more observable, but in either case, the methodology results in the fair value of the assets of the trust being equal to the fair value of the trust’s liabilities.

Securitization trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at June 30, 2018 includes the gross assets and liabilities of the trust, the assets of the trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the certificate holders of the trust do not have any recourse to us as the consolidator of the trust. Accordingly, we are only exposed to the risk of loss on our net investment in the trust.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the trust. Our maximum exposure to loss from our consolidation is our carrying value of $4.39 million as of June 30, 2018, which represents our net aggregate investment in the trust as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

A reconciliation of our net investment in consolidated trusts with our condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 follows:

	June 30, 2018	December 31, 2017
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$23,949,942	$1,135,251,880
Multi-family securitized debt obligations (2)	$19,561,943	$1,113,556,782
Net investment amount of Multi-Family MBS trusts held by us	$4,387,999	$21,695,098
Residential mortgage loans held in securitization trusts, at fair value (1)	$—	$120,152,455
Residential securitized debt obligations (2)	$—	$114,738,735
Net investment amount of residential mortgage loan trusts held by us	$—	$5,413,720
(1)       Includes related receivables
(2)       Includes related payables

Factors Impacting Our Operating Results

Market conditions.    The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans and Multi-Family MBS to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rate levels.

Changes in market interest rates.    Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. We believe the sale of all of our Agency RMBS and the termination of related interest hedging contracts has reduced our sensitivity to changes in market interest rates. Substantially all of our investment portfolio and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest changes. However, we finance a portion of our commercial loan portfolio with equity, and as such decreases in interest rates may reduce our net interest income and may impact the competition for and supply of new investment opportunities.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets and Multi-Family MBS are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Due to the significant reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS, as of June 30, 2018, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity.

Prepayment risk.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. All of our commercial mortgage loans were acquired at par, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLO includes a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

Changes in market value of our assets.    As of June 30, 2018, we had sold all of our available-for-sale, or AFS securities. We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as the result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for loan losses. Impairment is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for loan losses will directly impact our earnings. We continue to own subordinated securities issued by one Multi-Family MBS trust, and we have determined that we remain the primary beneficiary of this trust and accordingly consolidate its assets and liabilities; we have elected the fair value option in respect of this trust. As such, changes in the market value of the consolidated trust will also directly impact our earnings.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. As a result of the 2016 change in presidential administration, we anticipate debate on residential housing and mortgage reform to continue through 2018 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs. Following the sale of all our remaining Agency and Non-Agency RMBS investments during the second quarter of 2018, we believe our exposure to governmental actions in this regard is likely to be lower in future than it has been historically.

Investment Portfolio

Mortgage-Backed Securities

On a GAAP basis, we had decreased our overall investments in MBS from $1,290.8 million as of December 31, 2017 to $0 million as of June 30, 2018. Within this total, on a quarter-over-quarter basis we had decreased our Agency RMBS from $1,285.1 million to $0 million and decreased our Multi-Family MBS from $5.7 million to $0 million. These changes reflect the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments decreased from $1,316.9 million as of December 31, 2017 to $0 million as of June 30, 2018. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, on a quarter-over-quarter basis we had decreased our Agency RMBS from $1,285.1 million to $0 million, decreased our Non-Agency RMBS from $4.4 million to $0 million and decreased our Multi-Family MBS from $27.4 million to $4.4 million.

We use leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we use borrowings to fund the origination or acquisition of our target assets. We have historically accomplished this by borrowing against existing assets through repurchase agreements, and currently do so primarily through the use of collateralized loan obligations that are secured by our commercial loans. Neither our organizational documents nor our investment guidelines place any limit on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may also change our financing strategy and leverage without the consent of our stockholders.

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including potential asset price volatility, the presence or absence of margin requirements, the current cycle for interest rates, the shape of the yield curve, the sensitivity of our investment to credit risk, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price and/or credit volatility.

The following tables summarize certain characteristics of our investment portfolio as of June 30, 2018 and December 31, 2017 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable, combined with our GAAP-reported MBS):

June 30, 2018

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS	—	—	—	—	—	—	—%	—%

Total/Weighted Average (GAAP)	$—	$—	$—	$—	$—	$—	—%	—%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	8,193	(2,690)	—	5,503	(1,115)	4,388	4.35%	6.48%
Total Multi-Family MBS	8,193	(2,690)	—	5,503	(1,115)	4,388	4.35%	6.48%

Total/Weighted Average (Non-GAAP)	$8,193	$(2,690)	$—	$5,503	$(1,115)	$4,388	4.35%	6.48%

 Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	8,193	(2,690)	—	5,503	(1,115)	4,388	4.35%	6.48%
Total Multi-Family MBS	8,193	(2,690)	—	5,503	(1,115)	4,388	4.35%	6.48%

Total/Weighted Average (Non-GAAP)	$8,193	$(2,690)	$—	$5,503	$(1,115)	$4,388	4.35%	6.48%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2017

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	—	—	—	—	—	—	—%	—%
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—%	—%
Total Non-Agency RMBS	—	—	—	—	—	—	—%	—%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%

Total/Weighted Average (GAAP)	$1,281,829	$21,614	$—	$1,303,443	$(12,617)	$1,290,826	2.65%	2.51%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—%	—%
Total Multi-Family MBS	30,137	(2,689)	—	15,991	5,704	21,695	1.03%	1.95%

Total/Weighted Average (Non-GAAP)	$156,749	$(3,775)	$—	$27,055	$(960)	$26,095	0.59%	3.40%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—%	—%
Total Multi-Family MBS	37,637	(4,403)	—	21,777	5,660	27,437	0.83%	3.26%

Total/Weighted Average (Non-GAAP)	$1,438,578	$17,839	$—	$1,330,498	$(13,577)	$1,316,921	2.42%	2.53%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of Multi-Family MBS and prime jumbo residential mortgage securitization trusts, as applicable at the respective financial reporting dates. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at June 30, 2018 do not include our net investments in one Multi-Family MBS securitization trust. However, our maximum exposure to loss from consolidation of the trust is $4.4 million as of June 30, 2018. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2017 do not include our net investments in three Multi-Family MBS and prime jumbo residential mortgage securitization trusts; our maximum exposure to loss from consolidation of the three trusts was $27.1 million at December 31, 2017. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our MBS investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018 Fair Value	December 31, 2017 Fair Value
Greater than one year and less than five years	4,387,999	1,209,914,656
Greater than or equal to five years	—	107,005,869
Total	$4,387,999	$1,316,920,525

The decrease in maturity classifications is a result of the sale of the Agency RMBS and Non-Agency RMBS portfolios, as well as the reduction of the Multi-Family MBS portfolio. The sales of these securities is consistent with the new strategic direction, and the resultant determination to invest capital in new investment opportunities within the commercial real estate space.

Commercial Mortgage Loans

During the second quarter of 2018 the Company acquired 100% of the equity interests of Hunt CMT Equity, LLC from Hunt Mortgage Group, LLC, an affiliate of our Manager. Assets of Hunt CMT Equity, LLC included a portfolio of commercial mortgage loans and eight (8) loan participations, together with the associated collateralized loan obligations issued by Hunt CRE 2017-FL1 and secured by the commercial loan portfolio. As a result of the Hunt CMT Equity LLC acquisition, the Company has evaluated its ownership of the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. for potential consolidation. At June 30, 2018, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entity, a collateralized loan obligation.

The following table details our loan activity by unpaid principal balance:

Six Months Ended June 30,
Purchases, net	347,288,547
Proceeds from principal repayments	(20,405,000)
Total loans (net of repayments)	326,883,547

The following table details overall statistics for our loan portfolio as of June 30, 2018:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(1)	Coupon(1)	Life (Years)(2)
June 30, 2018
Loans held-for-investment
Senior secured loans(3)	$326,883,547	$326,883,547	22	100.0%	6.9%	3.1
	326,883,547	326,883,547	22	100.0%	6.9%	3.1

(1)    Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rate of 2.09% as of June            30, 2018
(2)    The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are            exercised by the borrower

Variances between GAAP and tax income.    Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income. In accordance with GAAP, a portion of the purchase discounts on our Non-

Agency RMBS has historically been allocated to a Credit Reserve and, as such, is not expected to be accreted into interest income. Accordingly, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.

Financing and other liabilities.    We have historically entered into repurchase agreements to finance our Agency and Non-Agency RMBS. These agreements have been secured by our Agency and Non-Agency RMBS and bore interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of June 30, 2018, as the result of the sale of all of our Agency and Non-Agency RMBS, we had no outstandings under our repurchase agreements, on a GAAP and non-GAAP basis, compared to $1,234.5 million at December 31, 2017.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2018 to June 30, 2018 on a GAAP and non-GAAP basis:

Period ended June 30, 2018	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2018 to June 30, 2018	$873,891,000	—	1,214,770,000

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or collateralized loan obligations, if available, as well as the utilization of long-term warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from our balance sheet or as a "financing" and the loans will be classified as "commercial mortgage loans held-for-investment" in our condensed consolidated balance sheets, depending upon the structure of the securitizations. As of June 30, 2018, the carrying amount and outstanding principal of our collateralized loan obligations was $287.7 million and $290.7 million, respectively. See Note 8 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO.

Hedging instruments.    Subject to maintaining our qualification as a REIT, we have generally hedged as much of our interest rate risk as we have deemed prudent in light of market conditions. To the extent that we do seek to hedge interest rate risk, no assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition, and as the result of heightened volatility in financial markets, the results of our hedging activities have not historically always had such desired beneficial impact.

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

As a result of the sale of all our remaining Agency RMBS during the second quarter of 2018, the Company did not have any remaining Eurodollar futures contracts outstanding as of June 30, 2018.

 Stockholders’ Equity and Book Value Per Share

As of June 30, 2018, our stockholders’ equity was $150.0 million comprised of $37.2 million of preferred equity and $112.8 million of common equity, and our book value per common share was $4.77 on a basic and fully diluted basis. Our stockholders’ equity decreased by $0.3 million compared to our stockholders’ equity as of March 31, 2018, while book value per common share decreased by 0.2% from the previous quarter-end amount of $4.78. Given the previously announced intention to transition our investment portfolio and the resultant sale of all Agency and Non-Agency RMBS, the sale of substantially all of our Multi-Family MBS, and the termination of all remaining interest rate hedging transactions, we believe the execution of this portfolio transition with no material effect on stockholders' equity or book value per common share to be a positive outcome.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2018:

Non-GAAP Basis	June 30, 2018
	Agency MBS	Multi-Family MBS(1)	MSRs	Commercial Mortgage Loans	Unrestricted Cash(2)	Total
Market Value	$—	$4,387,999	$4,105,613	$326,883,547	$73,380,534	$408,757,693
Repurchase Agreements	—	—	—	(287,738,948)	—	(287,738,948)
Hedges	—	—	—	—	—	—
Other(3)	175,253	3,962	—	21,631,143	(726,375)	21,083,983
Restricted Cash	16,721	—	—	7,915,511	—	7,932,232
Equity Allocated	$191,974	$4,391,961	$4,105,613	$68,691,253	$72,654,159	$150,034,960
% Equity	0.1%	2.9%	2.7%	45.8%	48.4%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2012-KF01 Trust.
2.Includes cash and cash equivalents.

3.	Includes principal and interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of June 30, 2018, we continued to consolidate the assets and liabilities of one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust. Additionally, during the second quarter we consolidated the assets and liabilities of one commercial real estate collateralized loan obligation, Hunt CRE 2017-FL1, Ltd. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the reduced principal balances of this consolidated securitization trust, due to amortization of the loans underlying the trust. During the second quarter of 2018, the Company sold the subordinated securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts that it previously owned, and accordingly no longer consolidated the assets, liabilities, income and expenses of the underlying trusts as of June 30, 2018.

The table below presents certain information from our Statement of Operations for the three and six months ended June 30, 2018 and June 30, 2017, respectively:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$3,669,376	$6,658,679	$10,748,966	$13,481,301
Residential mortgage loans held-for-sale	—	28,571	—	57,334
Commercial mortgage loans held-for-investment	5,894,000	—	5,894,000	—
Multi-family loans held in securitization trusts	6,976,930	13,569,574	20,204,118	27,518,328
Residential loans held in securitization trusts	954,711	1,298,520	2,102,352	2,653,958
Cash and cash equivalents	55,936	39,747	116,978	75,481
Interest expense:
Repurchase agreements - available-for-sale securities	(2,685,705)	(2,873,843)	(7,637,242)	(4,969,317)
Collateralized loan obligations	(2,889,167)	—	(2,889,167)	—
Multi-family securitized debt obligations	(6,640,257)	(12,862,356)	(19,166,552)	(26,100,080)
Residential securitized debt obligations	(765,914)	(1,030,971)	(1,685,971)	(2,105,323)
Net interest income	4,569,910	4,827,921	7,687,482	10,611,682
Other income:
Realized gain (loss) on sale of investments, net	(30,497,281)	(151,549)	(33,345,288)	(9,468,552)
Change in unrealized gain (loss) on fair value option securities	—	—	—	9,448,270
Realized gain (loss) on derivative contracts, net	23,192,076	1,453,074	25,984,870	3,686,125
Change in unrealized gain (loss) on derivative contracts, net	(18,132,701)	(5,813,275)	(5,349,613)	(8,890,363)
Realized gain (loss) on mortgage loans held-for-sale	—	(249)	—	(423)
Change in unrealized gain (loss) on mortgage loans held-for-sale	—	(7,358)	—	(11,067)
Change in unrealized gain (loss) on mortgage servicing rights	1,084,063	(228,329)	1,141,752	(354,775)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(5,463,148)	803,206	(6,818,922)	2,102,836
Change in unrealized gain (loss) on residential loans held in securitization trusts	5,905,602	(250,079)	5,650,199	(618,422)
Other interest expense	—	—	—	(152,322)
Servicing income	196,404	192,519	416,382	445,257
Other income	44,617	12,735	60,492	24,906
Total other income (loss)	(23,670,368)	(3,989,305)	(12,260,128)	(3,788,530)
Expenses:
Management fee	604,191	552,882	1,180,326	1,097,392
General and administrative expenses	962,284	1,243,257	2,352,345	2,831,829
Operating expenses reimbursable to Manager	570,833	961,909	1,316,925	2,170,852
Other operating expenses	201,190	324,191	605,659	544,687
Compensation expense	51,107	52,948	147,162	105,822
Total expenses	2,389,605	3,135,187	5,602,417	6,750,582

Net income (loss)	(21,490,063)	(2,296,571)	(10,175,063)	72,570
Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)
Net income (loss) attributable to common stockholders	$(22,360,789)	$(3,167,297)	$(11,926,298)	$(1,678,665)
Earnings (deficit) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(22,360,789)	$(3,167,297)	$(11,926,298)	$(1,678,665)
Weighted average number of shares of common stock outstanding	23,683,164	18,297,500	23,538,579	17,920,473
Basic and diluted income (loss) per share	$(0.94)	$(0.17)	$(0.51)	$(0.09)
Dividends declared per share of common stock	$0.06	$0.15	$0.16	$0.30

Net Income Summary

For the six months ended June 30, 2018, our net loss attributable to common stockholders was $11,926,298, or $0.51 basic and diluted net income per average share, compared with a net loss of $1,678,665, or $0.09 basic and diluted net loss per share, for the six months ended June 30, 2017.  The principal drivers of this variance were an increase in total other loss from $3,788,530 for the six months ended June 30, 2017 to $12,260,128 for the six months ended June 30, 2018, a reduction in net interest income from $10,611,682 for the six months ended June 30, 2017 to $7,687,482 for the six months ended June 30, 2018, which more than offset a reduction in total expenses from $6,750,582 for the six months ended June 30, 2017 to $5,602,417 for the six months ended June 30, 2018.

For the three months ended June 30, 2018, our net loss attributable to common stockholders was $22,360,789, or $0.94 basic and diluted net income per average share, compared with a net loss of $3,167,297, or $0.17 basic and diluted net loss per share, for the three months ended June 30, 2017.  The principal drivers of this variance were an increase in total other loss from $3,989,305 for the three months ended June 30, 2017 to $23,670,368 for the three months ended June 30, 2018, a reduction in net interest income from $4,827,921 for the three months ended June 30, 2017 to $4,569,910 for the three months ended June 30, 2018, which more than offset a decrease in total expenses from $3,135,187 for the three months ended June 30, 2017 to $2,389,605 for the three months ended June 30, 2018.

The comparability of our results for the three months and six months ended June 30, 2018, with the three months and six months ended June 30, 2017 is limited due to (i) the sale of all our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS during the second quarter of 2018; (ii) the deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018.

Interest Income and Interest Expense

Our primary source of income is net interest income. For the six months ended June 30, 2018 and the six months ended June 30, 2017, our interest income was $39,066,414 and $43,786,402, respectively. Our interest expense was $31,378,932 and $33,174,720 respectively, for the six months ended June 30, 2018 and the six months ended June 30, 2017. The period-over-period decrease in interest income was primarily the result of sales of the Agency RMBS portfolio and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts. The period-over-period increase in interest expense was impacted by higher funding costs as a result of multiple interest rate increases throughout the last 12 months which more than offset the effect of the reduced principal balances of the liabilities of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended June 30, 2018 and the three months ended June 30, 2017, our interest income was $17,550,953 and $21,595,091, respectively. Our interest expense was $12,981,043 and $16,767,170 respectively, for the three months ended June 30, 2018 and the three months ended June 30, 2017. The period-over-period decrease in interest income was primarily the result of sales of the Agency RMBS portfolio and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts. The period-over-period increase in interest expense was impacted by higher funding costs as a result of multiple interest rate increases throughout the last 12 months which more than offset the effect of the reduced principal balances of the liabilities of the consolidated multi-family and residential mortgage loan securitization trusts.

Net Interest Income

For the six months ended June 30, 2018 and the six months ended June 30, 2017, our net interest income was $7,687,482 and $10,611,682, respectively, with the decreased income a result of sales of the Agency RMBS portfolio, increased financing costs and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended June 30, 2018 and the three months ended June 30, 2017, our net interest income was $4,569,910 and $4,827,921, respectively, with the decreased income a result of sales of the Agency RMBS portfolio, increased financing costs and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

Other Income (Loss)

For the six months ended June 30, 2018, we incurred a loss of $12,260,128 which primarily reflects the impact of net realized losses on sales of investments of $33,345,288, net unrealized losses on interest rate hedges of $5,349,613 and net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $6,818,922, which more than offset net realized gains on interest rate hedges of $25,984,870, net unrealized gains on mortgage servicing rights of $1,141,752, net unrealized gains on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $5,650,199, net mortgage servicing income of $416,382 and other income of $60,492. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, represent a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations. As of June 30, 2018, we no longer own any AFS securities.

For the six months ended June 30, 2017, we incurred a loss of $3,788,530, which primarily reflects the impact of net realized losses on sales of investments of $9,468,552, net unrealized losses on interest rate hedges of $8,890,363, net realized losses of $423 on residential mortgage loans held-for-sale, unrealized losses on residential mortgage loans held-for-sale of $11,067, net unrealized losses on mortgage servicing rights of $354,774, net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $618,422 and $152,322 other interest expense related to the deficiency dividend, which more than offset net unrealized gains on fair value option securities of $9,448,270, net unrealized gains on interest rate hedges of $3,686,125, net unrealized gains on multi-family loans held in the 2011-K13 and 2102-KF01 Trusts of $2,102,836, net mortgage servicing income of $445, 257 and other income of $24,906. As noted earlier, unrealized gains and losses on AFS securities (except Non-Agency RMBS IOs), which typically offset losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

The period-over-period decrease in other income was due to the sale of the Agency RMBS portfolio and concurrent closeout of the related interest rate hedges which caused an increase in realized losses from sales of securities of $9,468,552 for the first six months of 2017 to a realized loss of $33,345,288 for the first six months of 2018, an increase in realized gains on interest rate hedges from $3,686,125 for the first six months of 2017 to a realized gain of $25,984,870 for the first six months of 2018 and an increase in unrealized losses on interest rate hedges from $8,890,363 for the first six months of 2017 to a realized loss of $5,349,613 for the first six months of 2018.

For the three months ended June 30, 2018, we incurred a loss of $23,670,368 which primarily reflects the impact of net realized losses on sales of investments of $30,497,281, net unrealized losses on interest rate hedges of $18,132,701 and net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,463,148, which more than offset net realized gains on interest rate hedges of $23,192,076, net unrealized gains on mortgage servicing rights of

$1,084,063, net unrealized gains on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $5,905,602, net mortgage servicing income of $196,404 and other income of $44,617. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations. As of June 30, 2018, we no longer own any AFS securities.

For the three months ended June 30, 2017, we incurred a loss of $3,989,305, which primarily reflects the impact of net realized losses on sales of investments of $151,549,net unrealized losses on interest rate hedges of $5,813,275, net realized losses of $249 on residential mortgage loans held-for-sale, unrealized losses on residential mortgage loans held-for-sale of $7,358, net unrealized losses on mortgage servicing rights of $228,329 and net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $250,079, which more than offset net realized gains of $1,453,074, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $803,206, net mortgage servicing income of $192,519 and other income of $12,735. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

The period-over-period decrease in other income was due to the sale of the Agency RMBS portfolio and concurrent closeout of the interest rate hedges which caused an increase in realized losses from sales of securities of $151,549 for the first three months of 2017 to a realized loss of $30,497,281 for the first three months of 2018, an increase in realized gains on interest rate hedges from $1,453,074 for the first three months of 2017 to a realized gain of $23,192,076 for the first three months of 2018 and an increase in unrealized losses on interest rate hedges from $5,813,275 for the first three months of 2017 to a realized loss of $18,132,701 for the first three months of 2018.

Expenses

In connection with our consolidation of certain consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $1,180,326 for the six months ended June 30, 2018 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $4,422,091, of which $1,316,925 was payable to our Manager and $3,105,166 was payable directly by us.

For the six months ended June 30, 2017, we incurred management fees of $1,097,392 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $5,653,190 of which $2,170,852 was payable to our Manager and $3,482,338 was payable directly by us.

For the three months ended June 30, 2018 we incurred management fees of $604,191 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,785,414, of which $570,833 was payable to our Manager and $1,214,581 was payable directly by us.

For the three months ended June 30, 2017, we incurred management fees of $552,882 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,582,305 of which $961,909 was payable to our Manager and $1,620,396 was payable directly by us.

Our general and administrative expenses represent the cost of legal, accounting, auditing and consulting services and decreased primarily as a result of decreased administration, audit and expense reimbursement. The period over period decrease in other operating expenses reflects the impact of limitations on our reimbursement of Manager expenses pursuant to our new management agreement, as well as certain other operating efficiencies.

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and six months ended June 30, 2018 and June 30, 2017, we did not recognize any OTTI losses. We review each loan classified as held-for-investment for impairment on a quarterly basis. For the three and six months ended June 30, 2018 and June 30, 2017, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $11,926,298 for the six months ended June 30, 2018, after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 10.41% on average stockholders' equity of $230,991,431. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the six months ended June 30, 2018, our comprehensive income attributable to common stockholders was $691,496 which included $12,617,794 in other comprehensive income. This represents an annualized gain of 0.60% on average stockholders' equity.

For the six months ended June 30, 2017, our net loss attributable to common stockholders was $1,678,665 after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 1.64% on average stockholders' equity of $206,173,134. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the six months ended June 30, 2017, our comprehensive loss attributable to common stockholders was $240,182 which included $1,438,483 in other comprehensive income. This represented an annualized loss of 0.23% on average stockholders’ equity.

Our net loss attributable to common stockholders was $22,360,789 for the three months ended June 30, 2018, after accounting for preferred stock dividends of $870,726, representing an annualized loss of 38.71% on average stockholders' equity of $231,665,002. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended June 30, 2018, our comprehensive income attributable to common stockholders was $1,122,352 which included $23,483,141 in other comprehensive income. This represents an annualized gain of 1.94% on average stockholders' equity.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS, as of June 30, 2018, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

In addition, if we were required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced if such leverage is, at least in part, dependent on the market value of our assets. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition. We seek to limit our exposure to illiquidity risk by ensuring that the collateralized loan obligations that we use to finance our commercial mortgage loans are not subject to margin calls or other limitations that are dependent on the market value of the related loan collateral.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2018, we had unrestricted cash and cash equivalents of $73.4 million, compared to $34.3 million as of December 31, 2017.

As of June 30, 2018, we had no amounts outstanding under repurchase agreements that we maintain with various investment banking firms and other lenders to finance our available-for-sale securities following the sale of all remaining such securities during the second quarter of 2018. Consequently, as of June 30, 2018, the ratio of our recourse debt to our equity was 0.0:1, compared to 8.5:1 as of December 31, 2017. We have historically presented our debt-to-equity ratio as a non-GAAP measure that is calculated using the total amount of debt that has recourse to the Company, and has excluded the non-recourse obligations of consolidated trusts because these only have recourse to the assets of the related trusts, and do not have recourse to us. The period-over-period decrease is due primarily to the sale of all our remaining Agency and Non-Agency RMBS securities, and substantially all of our remaining Multi-Family MBS securities, and repayment of all of the related repurchase agreement financing, in order to release capital to be invested primarily in commercial mortgage loans.

As of June 30, 2018, we consolidated the assets and liabilities of the Hunt CRE 2017-FL1, Ltd. and one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations and Multi-Family MBS securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of June 30, 2018, the fair value of these non-recourse liabilities aggregated to $310,243,185. While these liabilities are non-recourse to us, following the substantial completion of our portfolio transition to focus primarily on commercial mortgage loans, going forward we intend to view all liabilities, whether recourse or non-recourse, as financings for our target assets, and accordingly our discussion and analysis of leverage will include such liabilities. As of June 30, 2018, our total debt to equity ratio was 1.9:1 on a GAAP basis.

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

Our ability to meet our long-term (greater than one-year) liquidity and capital resource requirements will be subject to, amongst other things, obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities, additional collateralized loan obligations or making additional public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock and senior and subordinated notes.

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

The Company's Manager Equity Plan includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. Grants to our Manager will be allocated firstly to non-member employees and officers of our Manager, and then the balance of the grants to members (including our officers) proportionally based on each member's respective ownership of our Manager. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2018 to June 30, 2018.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we account for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability; as of June 30, 2018, the amount of the liability recorded was $310,250. The maximum potential amount of future payments that we could be required to make under the outstanding backstop guarantees was $994,867,251. In accordance with ASC 450, Contingencies, any contingent liability must be recognized when a payment becomes probable and reasonably estimable; as of June 30, 2018, no such contingent liability was required to be recognized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our common stock. Although we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and we seek to manage our risk levels in order to earn sufficient compensation to justify the risks we undertake and to maintain capital levels consistent with taking such risks.  During the second quarter of 2018, we substantially completed the previously announced reallocation of our capital into investment opportunities in commercial mortgage assets, and as a result, the risks associated with our current and future portfolio may differ meaningfully from those related to our historical investment portfolio. In particular, as of June 30, 2018, we had: (i) sold all of our remaining Agency RMBS; (ii) sold all of our remaining Non-Agency RMBS; (iii) sold all but one of our remaining Multi-Family MBS; and (iv) purchased a portfolio of floating-rate commercial mortgage loans. This may limit the comparability of our historical disclosures related to market risks with current and future disclosures relating to such risks.

To reduce the risks to our portfolio, we have previously employed, and expect to continue to employ, portfolio-wide and security-specific risk measurement and management processes in our daily operations. While changes in the fair value of our previous investments in Agency RMBS were generally not credit-related, and instead were generally subject to a greater degree of sensitivity to market and interest rate conditions, following the reallocation of our capital primarily into floating-rate commercial mortgage assets, going forward we expect to be relatively less sensitive to market and interest rate conditions and conversely more exposed to credit-related risks. Our Manager's risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods utilized by our Manager. These tools have not fully protected us from market risks in the past, and, particularly in light of the significant changes to our investment portfolio there can be no assurance that they will do so in the future.

Changes in the fair value of our remaining Multi-Family MBS, representing our net investment in a consolidated Multi-Family MBS trust, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Multi-Family MBS, representing our net investment in a consolidated Multi-Family MBS trust. The following table presents certain information about our Multi-Family MBS (representing our net investment in a consolidated Multi-Family MBS trust) as of June 30, 2018 on a combined non-GAAP basis.

Multi-Family MBS(1)
Portfolio Characteristics:
Number of Securities	1
Carrying Value/ Estimated Fair Value	$4,387,999
Amortized Cost	$5,502,912
Current Par Value	$8,192,680
Carrying Value to Current Par	53.6%
Amortized Cost to Current Par	67.2%
Net Weighted Average Coupon	4.35%
3 Month CPR(2)	NA

Our remaining Multi-Family MBS investment represents a re-REMIC of underlying a Freddie Mac Multifamily K Certificate. This certificate is not guaranteed by Freddie Mac and therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the rating of our Multi-Family MBS at June 30, 2018, representing our net investment in the 2012-KF01 Trust, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security:

	June 30, 2018(2)
Current Rating	Fair Value	% of Multi-Family MBS
Not Rated	$4,387,999	100.0%

Weighted Average Life Breakdown	Carrying Value

Greater than one year and less than five years	$4,387,999
Greater than or equal to five years	$—

1.	Includes our net investment in the 2012-KF01 Trust at June 30, 2018 on a combined, non-GAAP basis.

2.
Three-month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payments structure of each underlying security.

Interest rate risk

Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of June 30, 2018, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. Additionally, the remaining Multi-Family MBS investment earns a floating rate of interest and is not subject to any related debt financing, which resulted in an additional amount of net equity that is positively correlated to rising interest rates

The following table illustrates the potential impact on our net interest income and interest expense over the next 12 months of sudden and parallel changes in interest rates, based on our existing floating-rate commercial mortgage loan portfolio and related liabilities and Multi-Family MBS investments as at June 30, 2018:

Assets (Liabilities) Subject to Interest Rate Sensitivity (1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
335,076,227		Interest income	837,691	(837,691)	1,675,381	(1,675,381)
(290,732,000)	(2)	Interest expense	(726,830)	726,830	(1,453,660)	1,453,660
44,344,227		Total	110,861	(110,861)	221,721	(221,721)

(1)    Floating rate commercial mortgage loan assets and liabilities and Multi-Family MBS are indexed to LIBOR.
(2)    Floating rate liabilities represent collateralized loan obligations.

The interest rate sensitivity table quantifies the potential change in interest income and interest expense of an immediate increase or decrease of 25 and 50 basis points in the benchmark interest rate underlying our assets and liabilities. Substantially all of our investment portfolio and all of our collateralized loan obligations are indexed to 30-day LIBOR, and although individual commercial mortgage loans may be subject to interest rate resets on different dates to the reset dates of our liabilities, due to frequency of such resets, the above table assumes that all assets and liabilities are subject to interest rate reset on the same date. The information set forth in the interest rate sensitivity table and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

Prepayment risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. All of our commercial mortgage loans were acquired at par, and accordingly we do not believe this to be a material risk for us at present.

Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLO includes a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

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

Due to the sale of all of our Agency RMBS, Non-Agency RMBS and substantially all of our Multi-Family MBS, we believe our exposure to this risk is likely to be lower in the future than it has been historically.

 Real Estate risk

The market values of commercial mortgage assets and Multi-Family MBS are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Due to the significant reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

Credit risk

Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market professionals to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender.

Due to the significant reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

Capital Markets risk

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under repurchase agreements or other debt instruments or facilities, including collateralized loan obligations. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as June 30, 2018. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, as a result of the material weaknesses in our internal control over financial reporting as described below.

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

To remediate the material weakness in our internal control over financial reporting related to the depth and timeliness of review of account balances (and consequent deficiencies in our disclosure controls and procedures), including the most recent instance, we have continued and will continue to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system is now complete, and with the assistance of a third-party regulatory compliance service provider and an experienced financial reporting consultant, we have completed the process of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. We began the testing of controls in the fourth quarter of 2017, and continued testing in the first and second quarters of 2018. We have also enhanced the timeliness and strengthened the review process in respect of consolidated trust account balances to ensure that the related control operated at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies.

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

Item 1A. Risk Factors

Our floating-rate commercial mortgage loans are subject to various risks.

Our commercial mortgage loans are subject to various risks, such as interest rate risk, prepayment risk, real estate risk and credit risk.

Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us.

We are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLO includes a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

The market values of commercial mortgage assets are subject to volatility and may be adversely affected by real estate risks, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. Due to the significant reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender.

See Item 3. "Quantitative And Qualitative Disclosures About Market Risks" in this Quarterly Report on Form 10-Q for additional information.

Other than as set forth above, there have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

FIVE OAKS INVESTMENT CORP.

Dated: August 9, 2018	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2018	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith