Form 10-Q/A
period 2018-06-30
Hunt Companies Finance Trust, Inc.
filed 2018-08-10
CIK 1547546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Hunt Companies Finance Trust, Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-Q/A to amend its quarterly report on Form 10-Q for the period ended June 30, 2018, as filed with the Securities and Exchange Commission on August 9, 2018 (the “Original Filing”). The Registrant is filing this amendment to its Original Filing to correct certain typographical errors in Exhibits 31.1, 31.2, 32.1 and 32.2, including the date in the Certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 906 of the Sarbanes-Oxley Act, furnished as Exhibit 32.1 and Exhibit 32.2, respectively in the Original Filing. The Certifications in Exhibit 32.1 and Exhibit 32.2 of the Original Filing stated that the certifications contained therein were made for the Quarterly Report of the Registrant on Form 10-Q for the quarter ending March 31, 2018, and is hereby corrected to state that such certifications are made for the quarterly report of the Registrant on Form 10-Q for the quarter ended June 30, 2018. Except as indicated above, no other information in the Original Filing is amended by this Amendment No. 1. In addition, this Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

Item 6.	EXHIBITS

Reference is made to the Exhibit Index included herein, which is incorporated by reference into this Item 6.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Previously filed with the Registrant’s Quarterly Report for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNT COMPANIES FINANCE TRUST, INC.

Dated: August 10, 2018	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2018	By	/s/ David Oston
David Oston
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)