Form 10-Q/A
period 2016-06-30
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

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

(212) 521-6323

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

EXPLANATORY NOTE

As used in this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2016 (the “Form 10-Q/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc. (known as Five Oaks Investment Corp. at the time of the filing of the Original Filing, as defined below), a Maryland Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as originally filed with the Securities and Exchange Commission on August 9, 2016 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended June 30, 2016 and to make related revisions to certain other disclosures in the Original Filing. As previously disclosed in our Current Report on Form 8-K filed November 6, 2018, the restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified errors relating to incorrectly reported unrealized losses on Residential Mortgage-Backed Securities Interest Only Certificates (“RMBS IOs”) upon our deconsolidation of the JPMMT 2014-OAK4 Trust. The unrealized losses on the RMBS IOs were incorrectly reported through other comprehensive income instead of through unrealized gain (loss) on fair value option securities for the quarter ended June 30, 2016. While having no impact on total stockholders’ equity, as a result of this error, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our condensed consolidated balance sheet as of June 30, 2016. Further explanation regarding the restatement is set forth in Note 19 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement:

•	Part I – Item 1 – Financial Statements (Unaudited)
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I – Item 4 – Controls and Procedures
•	Part II – Item 6 – Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and other revisions. Except as provided above, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2016 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	74
Item 4.	Controls and Procedures	81

PART II - Other Information		82

Item 1.	Legal Proceedings	82
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	83
Item 4.	Mine Safety Disclosures	83
Item 5.	Other Information	83
Item 6.	Exhibits	83

Signatures		84

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

June 30, 2016

(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6 - 50

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2016 (1)	December 31, 2015 (1)
	(unaudited)
	(restated)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $767,812,906 and $571,086,035 for June 30, 2016 and December 31, 2015, respectively)	$754,352,044	$571,466,581
Mortgage loans held-for-sale, at fair value (includes pledged loans of $11,787,050 and $10,900,402 for June 30, 2016 and December 31, 2015, respectively)	12,909,597	10,900,402
Multi-family loans held in securitization trusts, at fair value	1,305,586,768	1,449,774,383
Residential loans held in securitization trusts, at fair value	174,269,940	411,881,097
Mortgage servicing rights, at fair value	3,229,937	4,268,673
Cash and cash equivalents	25,536,658	26,140,718
Restricted cash	14,454,208	8,174,638
Accrued interest receivable	7,661,978	8,650,986
Dividends receivable	2,014	26,022
Investment related receivable	3,566,968	1,591,343
Derivative assets, at fair value	-	2,558,350
FHLB stock	11,300	2,403,000
Other assets	1,104,520	530,468

Total assets	$2,302,685,932	$2,498,366,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$677,197,000	$509,231,000
Mortgage loans held-for-sale	10,406,770	9,504,457
FHLB Advances	-	49,697,000
Multi-family securitized debt obligations	1,288,578,921	1,364,077,012
Residential securitized debt obligations	159,799,323	380,638,423
Derivative liabilities, at fair value	7,954,588	-
Accrued interest payable	5,498,559	6,574,699
Dividends payable	29,349	39,132
Fees and expenses payable to Manager	686,187	842,903
Other accounts payable and accrued expenses	335,972	267,507

Total liabilities	2,150,486,669	2,320,872,133

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,597,894 and 14,656,394 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	145,979	146,409
Additional paid-in capital	188,780,121	189,037,702
Accumulated other comprehensive income (loss)	6,323,267	(395,771)
Cumulative distributions to stockholders	(62,812,117)	(55,803,240)
Accumulated earnings (deficit)	(17,394,959)	7,352,456

Total stockholders' equity	152,199,263	177,494,528

Total liabilities and stockholders' equity	$2,302,685,932	$2,498,366,661

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

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
Revenues:
Interest income:
Available-for-sale securities	$5,331,794	6,753,580	10,230,832	13,559,539
Mortgage loans held-for-sale	167,070	585,566	289,307	1,291,027
Multi-family loans held in securitization trusts	14,692,902	17,249,728	30,130,706	34,885,204
Residential loans held in securitization trusts	3,408,847	5,039,380	7,561,253	10,931,159
Cash and cash equivalents	8,945	4,236	14,655	8,577
Interest expense:
Repurchase agreements - available-for-sale securities	(1,338,815)	(1,789,532)	(2,828,228)	(3,502,300)
Repurchase agreements - mortgage loans held-for-sale	(94,084)	(392,394)	(170,284)	(828,987)
Multi-family securitized debt obligations	(13,814,743)	(15,778,322)	(27,927,452)	(31,913,781)
Residential securitized debt obligations	(2,589,846)	(3,102,240)	(5,768,288)	(6,757,709)

Net interest income	5,772,070	8,570,002	11,532,501	17,672,729

Other-than-temporary impairments
(Increase) decrease in credit reserves	(146,224)	567,205	(167,218)	(1,410,284)
Additional other-than-temporary credit impairment losses	-	-	-	(2,890,939)

Total impairment losses recognized in earnings	(146,224)	567,205	(167,218)	(4,301,223)

Other income:
Realized gain (loss) on sale of investments, net	3,771,148	524,156	(2,612,005)	369,843
Change in unrealized gain (loss) on fair value option securities	(5,963,178)	(232,273)	(6,334,273)	(232,273)
Realized gain (loss) on derivative contracts, net	(761,362)	(1,217,392)	(2,346,903)	(4,047,878)
Change in unrealized gain (loss) on derivative contracts, net	(2,050,538)	902,032	(10,512,938)	(849,006)
Realized gain (loss) on mortgage loans held-for-sale	69,734	759,059	68,748	1,031,291
Change in unrealized gain (loss) on mortgage loans held-for-sale	(62,002)	(594,542)	135,900	(43,159)
Change in unrealized gain (loss) on mortgage servicing rights	(138,447)	(268,311)	(1,038,735)	(268,311)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(8,071,468)	1,803,472	(6,535,151)	3,840,584
Change in unrealized gain (loss) on residential loans held in securitization trusts	3,399,187	(2,975,798)	845,110	(6,332,205)
Servicing income	243,875	56,538	467,553	56,538
Other income	1,826	26,611	26,808	26,611

Total other income (loss)	(9,561,225)	(1,216,448)	(27,835,886)	(6,447,965)

Expenses:
Management fee	626,738	698,629	1,249,961	1,416,404
General and administrative expenses	1,679,132	1,717,361	3,311,643	3,401,237
Operating expenses reimbursable to Manager	1,184,243	1,055,075	2,389,054	2,106,642
Other operating expenses	350,061	586,298	1,232,267	1,205,541
Compensation expense	24,248	62,348	93,887	122,995

Total expenses	3,864,422	4,119,711	8,276,812	8,252,819

Net income (loss) before provision for income taxes	(7,799,801)	3,801,048	(24,747,415)	(1,329,278)
(Provision for) benefit from income taxes	-	-	-	-
Net income (loss)	(7,799,801)	3,801,048	(24,747,415)	(1,329,278)

Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Net income (loss) attributable to common stockholders	$(8,670,527)	2,930,322	(26,498,650)	(3,080,513)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(8,670,527)	2,930,322	(26,498,650)	(3,080,513)
Weighted average number of shares of common stock outstanding	14,597,894	14,721,492	14,604,540	14,720,051
Basic and diluted income per share	$(0.59)	0.20	(1.81)	(0.21)
Dividends declared per share of common stock	$0.18	0.38	0.36	0.75

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
Net income (loss)	$(7,799,801)	$3,801,048	$(24,747,415)	$(1,329,278)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	15,345,158	(9,034,477)	13,099,145	(6,478,490)
Reclassification adjustment for net gain (loss) included in net income (loss)	(7,671,018)	1,415,814	(6,547,325)	1,415,814
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	146,224	(567,205)	167,218	1,410,284
Reclassification cumulative adjustment for Linked Transactions	-	-	-	4,457,544

Total other comprehensive income (loss)	7,820,364	(8,185,868)	6,719,038	805,152

Less: Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Comprehensive income (loss) attributable to common stockholders	$(850,163)	$(5,255,546)	$(19,779,612)	(2,275,361)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
(restated)	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity
Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
Issuance of common stock, net	-	-	15,500	155	(155)	-	-	-	-
Purchase of treasury stock, net	-	-	(58,500)	(585)	(282,980)	-	-	-	(283,565)
Restricted stock compensation expense	-	-	(15,500)	-	25,554	-	-	-	25,554
Net income (loss)	-	-	-	-	-	-	-	(24,747,415)	(24,747,415)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	13,099,145	-	-	13,099,145
Reclassification adjustment for net gain (loss) included in net income (loss)	-	-	-	-	-	(6,547,325)	-	-	(6,547,325)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	-	-	-	-	167,218	-		167,218
Common dividends declared	-	-	-	-	-	-	(5,257,642)	-	(5,257,642)
Preferred dividends declared	-	-	-	-	-	-	(1,751,235)	-	(1,751,235)
Balance at June 30, 2016	1,610,000	$37,156,972	14,597,894	$145,979	$188,780,121	$6,323,267	$(62,812,117)	$(17,394,959)	$152,199,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six	Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
	(restated)
Cash flows from operating activities:
Net income (loss)	$(24,747,415)	$(1,329,278)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	167,218	4,301,223
Amortization/accretion of available-for-sale securities premiums and discounts, net	(3,534,745)	(7,882,863)
Realized (gain) loss on sale of investments, net	2,612,005	(369,843)
Realized (gain) loss on derivative contracts	2,346,903	4,047,878
Realized (gain) loss on mortgage loans held-for-sale	(68,748)	(1,031,291)
Unrealized (gain) loss on fair value option securities	6,334,273	232,273
Unrealized (gain) loss on derivative contracts	10,512,938	849,006
Unrealized (gain) loss on mortgage loans held-for-sale	(135,900)	43,159
Unrealized (gain) loss on mortgage servicing rights	1,038,735	268,311
Unrealized (gain) loss on multi-family loans held in securitization trusts	6,535,151	(3,840,584)
Unrealized (gain) loss on residential loans held in securitization trusts	(845,110)	6,332,205
Restricted stock compensation expense	25,554	45,078
Net change in:
Accrued interest receivable	(510,671)	1,168,276
Dividends receivable	24,008	-
Other assets	(574,052)	(253,708)
Accrued interest payable	(31,814)	(603,702)
Fees and expenses payable to Manager	(156,716)	93,000
Other accounts payable and accrued expenses	68,465	849,389

Net cash (used in) provided by operating activities	(939,921)	2,918,529

Cash flows from investing activities:
Purchase of available-for-sale securities	(324,629,196)	(109,389,530)
Purchase of mortgage loans held-for-sale	(11,573,408)	(282,639,129)
Purchase of mortgage servicing rights	-	(2,725,685)
Purchase of FHLB stock	-	(2,403,000)
Proceeds from sales of available-for-sale securities	189,273,268	162,351,939
Proceeds from mortgage loans held-for-sale	9,586,465	288,811,206
Proceeds from FHLBI stock	2,391,700	-
Net proceeds from (payments for) derivative contracts	(2,346,903)	(3,963,878)
Principal payments from available-for-sale securities	33,837,646	39,601,721
Principal payments from mortgage loans held-for-sale	182,396	515,738
Deferred securitization costs	-	(89,643)
Investment related receivable	(1,975,625)	70,399,740
Restricted cash	(6,279,570)	(2,890,771)

Net cash (used in) provided by investing activities	(111,533,227)	157,578,708

Cash flows from financing activities:
Proceeds from issuance of common stock	-	(225,594)
Deferred offering costs	-	45,511
Purchase of treasury stock	(283,565)	-
Dividends paid on common stock	(5,257,642)	(11,039,813)
Dividends paid on preferred stock	(1,761,018)	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	3,093,465,000	3,192,400,999
Proceeds from repurchase agreements - mortgage loans held-for-sale	13,548,045	47,097,001
Proceeds from FHLBI advances	-	53,400,000
Payments for FHLBI advances	(49,697,000)	-
Principal repayments of repurchase agreements - available-for-sale securities	(2,925,499,000)	(3,387,929,999)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(12,645,732)	(54,697,754)
	-
Net cash (used in) provided by financing activities	111,869,088	(162,710,667)

Net increase (decrease) in cash and cash equivalents	(604,060)	(2,213,430)

Cash and cash equivalents, beginning of period	26,140,718	32,274,285

Cash and cash equivalents, end of period	$25,536,658	$30,060,855

Supplemental disclosure of cash flow information
Cash paid for interest	$3,030,326	$4,934,989

Non-cash investing and financing activities information
Restricted stock compensation expense	$25,554	$45,078
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$6,719,038	$(993,726)
Consolidation of multi-family loans held in securitization trusts	$1,310,347,394	$1,625,701,369
Consolidation of residential loans held in securitization trusts	$174,836,711	$474,205,879
Consolidation of multi-family securitized debt obligations	$1,293,320,974	$1,541,927,234
Consolidation of residential securitized debt obligations	$160,213,774	$357,151,265
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$210,238,653
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$149,293,000

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(continued)

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
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(Continued)

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(Continued)

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
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(Continued)

The following tables present the changes for the six months ended June 30, 2016 and the year ended December 31, 2015 of the unamortized net discount and designated credit reserves on the Company’s MBS.

	June 30, 2016
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2016	$(8,891,565)	$(57,280,275)	$(66,171,840)
Acquisitions	-	-	-
Dispositions	2,904,601	10,598,840	13,503,442
Accretion of net discount	-	3,497,298	3,497,298
Realized gain on paydowns	-	156,568	156,568
Realized credit losses	2,407,536	-	2,407,536
Addition to credit reserves	(167,218)	167,218	-
Release of credit reserves	-	-	-
Ending balance at June 30, 2016	$(3,746,646)	$(42,860,351)	$(46,606,996)

	December 31, 2015
	Designated	Unamortized
	credit reserve	net discount	Total
Beginning Balance as of January 1, 2015	$(12,697,796)	$(17,454,022)	$(30,151,818)
Cumulative - effect adjustment for Linked Transactions	(36,627,321)	(47,091,958)	(83,719,279)
Adjusted beginning Balance as of January 1, 2015	(49,325,117)	(64,545,980)	(113,871,097)
Acquisitions	-	(24,446,013)	(24,446,013)
Dispositions	-	20,963,895	20,963,895
Accretion of net discount	30,201,676	13,061,839	43,263,515
Realized gain (loss) on paydowns	-	226,553	226,553
Realized credit losses	10,582,246	(2,890,939)	7,691,307
Addition to credit reserves	(2,669,938)	2,669,938	-
Release of credit reserves	2,319,568	(2,319,568)	-
Ending balance at December 31, 2015	$(8,891,565)	$(57,280,275)	$(66,171,840)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the six months ended June 30, 2016, the Company had unrealized gains (losses) on AFS securities of $6,719,038.

The following tables present components of interest income on the Company’s AFS securities for the three and six months ended June 30, 2016 and June 30, 2015:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(Continued)

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
June 30, 2016 (unaudited)

NOTE 16 – EARNINGS PER SHARE (as restated)

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

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Net income (loss)		$(7,799,801)		$3,801,048

Less dividends paid:
Common stock	$2,627,621		$5,520,281
Unvested share-based	870,726
payment awards	-		870,726
		3,498,347		6,391,007
Undistributed earnings		$(11,298,148)		$(2,589,959)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.18	$0.18	$0.38	$0.38
Undistributed earnings (deficit)	(0.77)	(0.77)	(0.18)	(0.18)
Total	$(0.59)	$(0.59)	$0.20	$0.20

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 16 – EARNINGS PER SHARE (as restated)(continued)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Net income (loss)		$(24,747,415)		$(1,329,278)

Less dividends paid:
Common stock	$5,257,642		$11,039,813
Unvested share-based	1,751,235
payment awards	-		1,751,235
		7,008,877		12,791,048
Undistributed earnings		$(31,756,292)		$(14,120,326)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.36	$0.36	$0.75	$0.75
Undistributed earnings (deficit)	(2.17)	(2.17)	(0.96)	(0.96)
Total	$(1.81)	$(1.81)	$(0.21)	$(0.21)

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

NOTE 18 – INCOME TAXES (as restated)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 18 – INCOME TAXES (as restated)(continued)

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of June 30, 2016	As of December 31, 2015
	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(24,747)	450
GAAP net loss (income) from REIT operations	23,180	(1,826)
GAAP net income (loss) of taxable subsidiary	(1,567)	(1,376)
Capitalized transaction fees	(41)	(41)
Unrealized gain (loss)	1,909	2,041
Tax income of taxable subsidiary before utilization of net operating losses	301	624
Utilizations of net operating losses	(301)	(624)
Net tax income of taxable subsidiaries	-	-

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Accumulated net operating losses of TRS	862	1,058
Unrealized gain (loss)	106	(618)
Capitalized transaction costs	195	210
AMT Credit	9	9
Deferred tax asset	1,172	659
Valuation allowance	(1,172)	(659)
Net non-current deferred tax asset (liability)	-	-

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 19 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, the Company determined that it had improperly accounted for unrealized losses on Residential Mortgage-Backed Securities Interest Only Certificates (“RMBS IOs”) upon our deconsolidation of the JPMMT 2014-OAK4. The unrealized losses on the RMBS IOs were incorrectly reported through other comprehensive income (loss) instead of through unrealized gain (loss) on fair value option securities for the quarter June 30, 2016. While having no impact on total stockholders’ equity, as a result of this error, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our condensed consolidated balance sheet as of June 30, 2016.

The following tables represent the restated unaudited condensed consolidated balance sheet, restated unaudited condensed consolidated statement of operations, restated unaudited condensed consolidated statement of other comprehensive income and restated unaudited condensed consolidated statement of cash flows as of, and for the period ended June 30, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2016
	As previously reported	Restatement adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $767,812,906 for June 30, 2016)	$754,352,044	$-	$754,352,044
Mortgage loans held-for-sale, at fair value (includes pledged loans of $11,787,050 for June 30, 2016)	12,909,597	-	12,909,597
Multi-family loans held in securitization trusts, at fair value	1,305,586,768	-	1,305,586,768
Residential loans held in securitization trusts, at fair value	174,269,940	-	174,269,940
Mortgage servicing rights, at fair value	3,229,937	-	3,229,937
Cash and cash equivalents	25,536,658	-	25,536,658
Restricted cash	14,454,208	-	14,454,208
Accrued interest receivable	7,661,978	-	7,661,978
Dividends receivable	2,014	-	2,014
Investment related receivable	3,566,968	-	3,566,968
FHLB stock	11,300	-	11,300
Other assets	1,104,520	-	1,104,520

Total assets	$2,302,685,932	$-	$2,302,685,932

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$677,197,000	$-	$677,197,000
Mortgage loans held-for-sale	10,406,770	-	10,406,770
Multi-family securitized debt obligations	1,288,578,921	-	1,288,578,921
Residential securitized debt obligations	159,799,323	-	159,799,323
Derivative liabilities, at fair value	7,954,588	-	7,954,588
Accrued interest payable	5,498,559	-	5,498,559
Dividends payable	29,349	-	29,349
Fees and expenses payable to Manager	686,187	-	686,187
Other accounts payable and accrued expenses	335,972	-	335,972

Total liabilities	2,150,486,669	-	2,150,486,669

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at June 30, 2016	37,156,972	-	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,597,894 shares issued and outstanding, at June 30, 2016	145,979	-	145,979
Additional paid-in capital	188,780,121	-	188,780,121
Accumulated other comprehensive income (loss)	2,599,743	3,723,524	6,323,267
Cumulative distributions to stockholders	(62,812,117)	-	(62,812,117)
Accumulated earnings (deficit)	(13,671,435)	(3,723,524)	(17,394,959)

Total stockholders' equity	152,199,263	-	152,199,263

Total liabilities and stockholders' equity	$2,302,685,932	$-	$2,302,685,932

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 19 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Interest income:
Available-for-sale securities	$5,331,794	$-	$5,331,794	$10,230,832	$-	$10,230,832
Mortgage loans held-for-sale	167,070	-	167,070	289,307	-	289,307
Multi-family loans held in securitization trusts	14,692,902	-	14,692,902	30,130,706	-	30,130,706
Residential loans held in securitization trusts	3,408,847	-	3,408,847	7,561,253	-	7,561,253
Cash and cash equivalents	8,945	-	8,945	14,655	-	14,655
Interest expense:
Repurchase agreements - available-for-sale securities	(1,338,815)	-	(1,338,815)	(2,828,228)	-	(2,828,228)
Repurchase agreements - mortgage loans held-for-sale	(94,084)	-	(94,084)	(170,284)	-	(170,284)
Multi-family securitized debt obligations	(13,814,743)	-	(13,814,743)	(27,927,452)	-	(27,927,452)
Residential securitized debt obligations	(2,589,846)	-	(2,589,846)	(5,768,288)	-	(5,768,288)
Net interest income	5,772,070	-	5,772,070	11,532,501	-	11,532,501

Other-than-temporary impairments
(Increase) decrease in credit reserves	(146,224)	-	(146,224)	(167,218)	-	(167,218)
Additional other-than-temporary credit impairment losses	-	-	-	-	-	-
Total impairment losses recognized in earnings	(146,224)	-	(146,224)	(167,218)	-	(167,218)

Other income:
Realized gain (loss) on sale of investments, net	3,771,148	-	3,771,148	(2,612,005)	-	(2,612,005)
Change in unrealized gain (loss) on fair value option securities	(2,239,654)	(3,723,524)	(5,963,178)	(2,610,749)	(3,723,524)	(6,334,273)
Realized gain (loss) on derivative contracts, net	(761,362)	-	(761,362)	(2,346,903)	-	(2,346,903)
Change in unrealized gain (loss) on derivative contracts, net	(2,050,538)	-	(2,050,538)	(10,512,938)	-	(10,512,938)
Realized gain (loss) on mortgage loans held-for-sale	69,734	-	69,734	68,748	-	68,748
Change in unrealized gain (loss) on mortgage loans held-for-sale	(62,002)	-	(62,002)	135,900	-	135,900
Change in unrealized gain (loss) on mortgage service rights	(138,447)	-	(138,447)	(1,038,735)	-	(1,038,735)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(8,071,468)	-	(8,071,468)	(6,535,151)	-	(6,535,151)
Change in unrealized gain (loss) on residential loans held in securitization trusts	3,399,187	-	3,399,187	845,110	-	845,110
Servicing income	243,875	-	243,875	467,553	-	467,553
Other income	1,826	-	1,826	26,808	-	26,808
Total other income (loss)	(5,837,701)	(3,723,524)	(9,561,225)	(24,112,362)	(3,723,524)	(27,835,886)

Expenses:
Management fee	626,738	-	626,738	1,249,961	-	1,249,961
General and administrative expenses	1,679,132	-	1,679,132	3,311,643	-	3,311,643
Operating expenses reimbursable to Manager	1,184,243	-	1,184,243	2,389,054	-	2,389,054
Other operating expenses	350,061	-	350,061	1,232,267	-	1,232,267
Compensation expense	24,248	-	24,248	93,887	-	93,887
Total expenses	3,864,422	-	3,864,422	8,276,812	-	8,276,812
Net income (loss)	(4,076,277)	(3,723,524)	(7,799,801)	(21,023,891)	(3,723,524)	(24,747,415)
Dividends to preferred stockholders	(870,726)	-	(870,726)	(1,751,235)	-	(1,751,235)
Net income (loss) attributable to common stockholders	$(4,947,003)	$(3,723,524)	$(8,670,527)	$(22,775,126)	$(3,723,524)	$(26,498,650)

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$(4,947,003)	$(3,723,524)	$(8,670,527)	$(22,775,126)	$(3,723,524)	$(26,498,650)
Weighted average number of shares of common stock outstanding	14,597,894	14,597,894	14,597,894	14,604,540	14,604,540	14,604,540
Basic and diluted income per share	$(0.34)	$(0.26)	$(0.59)	$(1.56)	$(0.25)	$(1.81)
Dividends declared per share of common stock	$0.18	$-	$0.18	$0.36	$-	$0.36

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 19 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(4,076,277)	$(3,723,524)	$(7,799,801)	$(21,023,891)	$(3,723,524)	$(24,747,415)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	11,621,634	3,723,524	15,345,158	9,375,621	3,723,524	13,099,145
Reclassification adjustment for net gain (loss) included in net income (loss)	(7,671,018)	-	(7,671,018)	(6,547,325)	-	(6,547,325)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	146,224	-	146,224	167,218	-	167,218
Total other comprehensive income (loss)	4,096,840	3,723,524	7,820,364	2,995,514	3,723,524	6,719,038
Less: Dividends to preferred stockholders	(870,726)	-	(870,726)	(1,751,235)	-	(1,751,235)
Comprehensive income (loss) attributable to common stockholders	$(850,163)	$-	$(850,163)	$(19,779,612)	$-	$(19,779,612)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016 (unaudited)

NOTE 19 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	June 30, 2016
	As previously reported	Restatement adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(21,023,891)	$(3,723,524)	$(24,747,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	167,218	-	167,218
Amortization/accretion of available-for-sale securities premiums and discounts, net	(3,534,745)	-	(3,534,745)
Realized (gain) loss on sale of investments, net	2,612,005	-	2,612,005
Realized (gain) loss on derivative contracts	2,346,903	-	2,346,903
Realized (gain) loss on mortgage loans held-for-sale	(68,748)	-	(68,748)
Unrealized (gain) loss on fair value option securities	2,610,749	3,723,524	6,334,273
Unrealized (gain) loss on derivative contracts	10,512,938	-	10,512,938
Unrealized (gain) on mortgage loans held-for-sale	(135,900)	-	(135,900)
Unrealized gain on mortgage service rights	1,038,735	-	1,038,735
Unrealized (gain) loss on multi-family loans held in securitization trusts	6,535,151	-	6,535,151
Unrealized (gain) loss on residential loans held in securitization trusts	(845,110)	-	(845,110)
Restricted stock compensation expense	25,554	-	25,554
Net change in:
Accrued interest receivable	(510,671)	-	(510,671)
Dividends receivable	24,008	-	24,008
Other assets	(574,052)	-	(574,052)
Accrued interest payable	(31,814)	-	(31,814)
Deferred income	(156,716)	-	(156,716)
Fees and expenses payable to Manager	68,465	-	68,465
Net cash provided by operating activities	(939,921)	-	(939,921)

Cash flows from investing activities:
Purchase of available-for-sale securities	(324,629,196)	-	(324,629,196)
Purchase of mortgage loans held-for-sale	(11,573,408)	-	(11,573,408)
Proceeds from sales of available-for-sale securities	189,273,268	-	189,273,268
Proceeds from mortgage loans held-for-sale	9,586,465	-	9,586,465
Proceeds from FHLBI stock	2,391,700	-	2,391,700
Net proceeds from (payments for) derivative contracts	(2,346,903)	-	(2,346,903)
Principal payments from available-for-sale securities	33,837,646	-	33,837,646
Principal payments from mortgage loans held-for-sale	182,396	-	182,396
Investment related receivable	(1,975,625)	-	(1,975,625)
Restricted cash	(6,279,570)	-	(6,279,570)
Net cash used in investing activities	(111,533,227)	-	(111,533,227)

Cash flows from financing activities:
Purchase of treasury stock	(283,565)	-	(283,565)
Dividends paid on common stock	(5,257,642)	-	(5,257,642)
Dividends paid on preferred stock	(1,761,018)	-	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	3,093,465,000	-	3,093,465,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	13,548,045	-	13,548,045
Payments for FHLBI advances	(49,697,000)	-	(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities	(2,925,499,000)	-	(2,925,499,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(12,645,732)	-	(12,645,732)
Net cash provided by financing activities	111,869,088	-	111,869,088
Net increase (decrease) in cash and cash equivalents	(604,060)	-	(604,060)
Cash and cash equivalents, beginning of period	26,140,718	-	26,140,718
Cash and cash equivalents, end of period	$25,536,658	$-	$25,536,658

Supplemental disclosure of cash flow information
Cash paid for interest	$3,030,326	$-	$3,030,326

Non-cash investing and financing activities information	$	$	$
Restricted stock compensation expense	$25,554	$-	$25,554
Dividends declared but not paid at end of period	$29,349	$-	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$2,995,514	$3,723,524	$6,719,038
Consolidation of multi-family loans held in securitization trusts	$1,310,347,394	$-	$1,310,347,394
Consolidation of residential loans held in securitization trusts	$174,836,711	$-	$174,836,711
Consolidation of multi-family securitized debt obligations	$1,293,320,974	$-	$1,293,320,974
Consolidation of residential securitized debt obligations	$160,213,774	$-	$160,213,774

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

The table below presents certain information from our Statement of Operations for the three and six months ended June 30, 2016 and June 30, 2015, respectively:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(restated)		(restated)
Revenues:
Interest income:
Available-for-sale securities	$5,331,794	$6,753,580	$10,230,832	$13,559,539
Mortgage loans held-for-sale	167,070	585,566	289,307	1,291,027
Multi-family loans held in securitization trusts	14,692,902	17,249,728	30,130,706	34,885,204
Residential loans held in securitization trusts	3,408,847	5,039,380	7,561,253	10,931,159
Cash and cash equivalents	8,945	4,236	14,655	8,577
Interest expense:
Repurchase agreements - available-for-sale securities	(1,338,815)	(1,789,532)	(2,828,228)	(3,502,300)
Repurchase agreements - mortgage loans held-for-sale	(94,084)	(392,394)	(170,284)	(828,987)
Multi-family securitized debt obligations	(13,814,743)	(15,778,322)	(27,927,452)	(31,913,781)
Residential securitized debt obligations	(2,589,846)	(3,102,240)	(5,768,288)	(6,757,709)

Net interest income	5,772,070	8,570,002	11,532,501	17,672,729

Other-than-temporary impairments

Increase in credit reserves	(146,224)	567,205	(167,218)	(1,410,284)
Additional other-than-temporary credit impairment losses	-	-	-	(2,890,939)

Total impairment losses recognized through earnings	(146,224)	567,205	(167,218)	(4,301,223)

Other income:
Realized gain (loss) on sale of investments, net	3,771,148	524,156	(2,612,005)	369,843
Change in unrealized gain (loss) on fair value option securities	(5,963,178)	(232,273)	(6,334,273)	(232,273)
Realized gain (loss) on derivative contracts, net	(761,362)	(1,217,392)	(2,346,903)	(4,047,878)
Unrealized gain (loss) on derivative contracts, net	(2,050,538)	902,032	(10,512,938)	(849,006)
Realized gain (loss) on mortgage loans held-for-sale	69,734	759,059	68,748	1,031,291
Change in unrealized gain (loss) on mortgage loans held-for-sale	(62,002)	(594,542)	135,900	(43,159)
Change in unrealized gain (loss) on mortgage servicing rights, fair value option	(138,447)	(268,311)	(1,038,735)	(268,311)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(8,071,468)	1,803,472	(6,535,151)	3,840,584
Change in unrealized gain (loss) on residential loans held in securitization trusts	3,399,187	(2,975,798)	845,110	(6,332,205)
Mortgage servicing income	243,875	56,538	467,553	56,538
Other income	1,826	26,611	26,808	26,611

Total other income (loss)	(9,561,225)	(1,216,448)	(27,835,886)	(6,447,965)

Expenses:
Management fee	626,738	698,629	1,249,961	1,416,404
General and administrative expenses	1,679,132	1,717,361	3,311,643	3,401,237
Operating expenses reimbursable to Manager	1,184,243	1,055,075	2,389,054	2,106,642
Other operating expenses	350,061	586,298	1,232,267	1,205,541
Compensation expense	24,248	62,348	93,887	122,995

Total expenses	3,864,422	4,119,711	8,276,812	8,252,819

Net income (loss) before provision from income taxes	$(7,799,801)	$3,801,048	$(24,747,415)	$(1,329,278)
(Provision for) benefit from income taxes	$-	$-	$-	$-
Net income (loss)	(7,799,801)	3,801,048	(24,747,415)	(1,329,278)
Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)
Net income (loss) attributable to common stockholders	$(8,670,527)	$2,930,322	$(26,498,650)	$(3,080,513)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(8,670,527)	$2,930,322	$(26,498,650)	$(3,080,513)
Weighted average number of shares of common stock outstanding	14,597,894	14,721,492	14,604,540	14,720,051
Basic and diluted income (loss) per share	$(0.59)	$0.20	$(1.81)	$(0.21)
Dividends declared per share of common stock	$0.18	$0.38	$0.36	$0.75

Net Income Summary

For the six months ended June 30, 2016, our net loss attributable to common stockholders was $26,498,650 or $1.81 basic and diluted net income per average share, compared with a net loss of $3,080,513 or $0.21 basic and diluted net income per share, for the six months ended June 30, 2015.  The principal drivers of this net loss represent components of other income (loss) as discussed below.

For the three months ended June 30, 2016, our net loss attributable to common stockholders was $8,670,527, or $0.59 basic and diluted net income per average share, compared with a net income of $2,930,322, or $0.20 basic and diluted net income per share, for the three months ended June 30, 2015.  The principal drivers of this net loss represent components of other income (loss) as discussed below.

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

Other Income (Loss)

For the six months ended June 30, 2016, we incurred a loss of $27,835,886, which primarily reflects the impact of volatile interest rates and investment sales and Re-REMIC transactions effected during the period, in turn generating net realized losses on sales of investments of $2,612,005, net unrealized losses on interest rate hedges of $10,512,938, net realized losses of $2,346,903 on interest rate hedges and net unrealized losses on mortgage servicing rights of $1,038,735. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $6,535,151 and net unrealized losses on fair value option securities of $6,334,273. These losses in aggregate more than offset net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $845,110, net unrealized gain on mortgage loans of $135,900, net realized gain on mortgage loans of $68,748, net mortgage servicing income of $467,553 and net other income of $26,808. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations.

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

For the three months ended June 30, 2016, we incurred a loss of $9,561,225, which primarily reflects the net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $8,071,468, net unrealized losses on interest rate hedges of $2,050,538, net realized losses of $761,362 on interest rate hedges, net unrealized losses on fair value option securities of $5,963,178, net unrealized loss on mortgage loans held for sale of $62,002 and net unrealized loss on mortgage servicing rights of $138,447 which more than offset net realized gains on sales of investments of $3,771,148, net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $3,399,187, net realized gain on mortgage loans held for sale of $69,734, net mortgage servicing income of $243,875 and net other income of $1,826.

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

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $26,498,650 for the six months ended June 30, 2016, after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 28.10 % on average stockholders' equity of $189,096,531.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the six months ended June 30, 2016, our comprehensive loss attributable to common stockholders was $19,779,612, which included $6,719,038 in total OCI. This represents an annualized loss of 20.99% on average stockholders’ equity.

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

For the three months ended June 30, 2016, our net loss attributable to common stockholders was $8,670,527 an annualized loss of 18.40 % on average stockholders' equity of $189,036,811.   For the three months ended June 30, 2016, our comprehensive loss attributable to common stockholders was $850,163, which included $7,820,364 in OCI. This represents an annualized loss of 1.80% on average stockholders’ equity.

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

The material weakness consisted of a failure of our control over the critical timely review of account balances to determine whether the appropriate accounting policy and methodology had been applied, which in turn resulted in the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option at the inception of each transaction. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations for each of the quarter and year-to-date periods ended June 30, 2015 and September 30, 2015, respectively. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015. In connection with the preparation of our financial statements for the period ended September 30, 2018, we identified further instances of a failure of our control over the depth and timeliness review of account balances in 2016. Specifically, we identified errors relating to incorrectly reported unrealized losses on RMBS IO’s upon the deconsolidation in 2016 of the JPMMT 2014-OAK4 Trust. The unrealized losses on the RMBS IO’s were incorrectly reported through OCI instead of through unrealized gain (loss) on fair value option securities on the our statements of operations for each of the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, as included in the our 2016 10-K and 2017 10-K and the unaudited consolidated financial statements contained in the our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and each subsequent quarter through June 30, 2018 (collectively, the “Relevant Periods”). While having no impact on total stockholders’ equity, as a result of the error above, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in the our balance sheets for each of the quarter-end and year-end periods from June 30, 2016 through June 30, 2018, as included in Form 10-K’s and Form 10-Q’s for the Relevant Periods. The error described above required the restatement of our financial statements for the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, originally included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Relevant Periods.

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

HUNT COMPANIES FINANCE TRUST, INC.

Dated: November 13, 2018	By	/s/ James A. Briggs
James A. Briggs
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

