Form 10-Q/A
period 2016-09-30
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

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

EXPLANATORY NOTE

As used in this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2016 (the “Form 10-Q/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc. (formerly known as Five Oaks Investment Corp.), a Maryland Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2016 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended September 30, 2016 and to make related revisions to certain other disclosures in the Original Filing. As previously disclosed in our Current Report on Form 8-K filed November 6, 2018, the restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified errors relating to incorrectly reported unrealized losses on Residential Mortgage Back Securities (“RMBS”) Interest Only Certificates (“RMBS IOs”) upon our deconsolidation of the JPMMT 2014-OAK4 Trust and an incorrectly reported release of credit reserves relating to certain RMBS upon their sale in 2016. The unrealized losses on the RMBS IOs were incorrectly reported through other comprehensive income (loss) instead of through unrealized gain (loss) on fair value option securities for the year to date period ended September 30, 2016. The release of credit reserves was incorrectly reported through other comprehensive income (loss) instead of through our condensed consolidated statement of operations for the quarter and year to date periods ended September 30, 2016. While having no impact on total stockholders’ equity, as a result of these errors, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our condensed consolidated balance sheet as of September 30, 2016. Further explanation regarding the restatement is set forth in Note 20 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2016 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	72
Item 4.	Controls and Procedures	79

PART II - Other Information		80

Item 1.	Legal Proceedings	80
Item 1A.	Risk Factors	80
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities	82
Item 4.	Mine Safety Disclosures	83
Item 5.	Other Information	83
Item 6.	Exhibits	83

Signatures		84

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

September 30, 2016

(unaudited)

Contents

Page

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6 - 51

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	9/30/2016 (1)	12/31/2015 (1)
	(unaudited)
	(restated)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $822,403,355 and $571,086,035 for September 30, 2016 and December 31, 2015, respectively)	$817,394,805	$571,466,581
Mortgage loans held-for-sale, at fair value (includes pledged loans of $8,754,039 and $10,900,402 for September 30, 2016 and December 31, 2015, respectively)	9,274,002	10,900,402
Multi-family loans held in securitization trusts, at fair value	1,267,101,902	1,449,774,383
Residential loans held in securitization trusts, at fair value	153,356,678	411,881,097
Mortgage servicing rights, at fair value	3,025,433	4,268,673
Cash and cash equivalents	28,590,557	26,140,718
Restricted cash	14,083,241	8,174,638
Accrued interest receivable	7,650,823	8,650,986
Dividends receivable	123	26,022
Investment related receivable	4,131,073	1,591,343
Derivative assets, at fair value	-	2,558,350
FHLB stock	11,300	2,403,000
Other assets	954,507	530,468

Total assets	$2,305,574,444	$2,498,366,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$739,500,000	$509,231,000
Mortgage loans held-for-sale	7,125,821	9,504,457
FHLB Advances	-	49,697,000
Multi-family securitized debt obligations	1,249,163,769	1,364,077,012
Residential securitized debt obligations	147,407,885	380,638,423
Derivative liabilities, at fair value	4,613,988	-
Accrued interest payable	5,363,603	6,574,699
Dividends payable	29,349	39,132
Deferred income	6,905	-
Fees and expenses payable to Manager	691,187	842,903
Other accounts payable and accrued expenses	2,062,910	267,507

Total liabilities	2,155,965,417	2,320,872,133

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,602,394 and 14,656,394 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	145,979	146,409
Additional paid-in capital	188,783,581	189,037,702
Accumulated other comprehensive income (loss)	5,387,551	(395,771)
Cumulative distributions to stockholders	(66,320,787)	(55,803,240)
Accumulated earnings (deficit)	(15,544,269)	7,352,456

Total stockholders' equity	149,609,027	177,494,528

Total liabilities and stockholders' equity	$2,305,574,444	$2,498,366,661

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
Revenues:
Interest income:
Available-for-sale securities	$6,549,869	5,460,965	16,780,701	19,020,504
Mortgage loans held-for-sale	121,892	499,335	411,199	1,790,362
Multi-family loans held in securitization trusts	14,466,946	16,794,338	44,597,652	51,679,542
Residential loans held in securitization trusts	1,582,090	4,641,887	9,143,343	15,573,046
Cash and cash equivalents	11,754	4,809	26,409	13,386
Interest expense:
Repurchase agreements - available-for-sale securities	(1,572,062)	(1,490,698)	(4,400,290)	(4,992,998)
Repurchase agreements - mortgage loans held-for-sale	(57,449)	(300,297)	(227,733)	(1,129,284)
Multi-family securitized debt obligations	(13,740,005)	(15,372,832)	(41,667,457)	(47,286,613)
Residential securitized debt obligations	(1,210,186)	(3,137,247)	(6,978,474)	(9,894,956)

Net interest income	6,152,849	7,100,260	17,685,350	24,772,989

Other-than-temporary impairments
(Increase) decrease in credit reserves	(19,790)	(350,924)	(187,008)	(1,761,208)
Additional other-than-temporary credit impairment losses	(183,790)	-	(183,790)	(2,890,939)

Total impairment losses recognized in earnings	(203,580)	(350,924)	(370,798)	(4,652,147)

Other income:
Realized gain (loss) on sale of investments, net	(749,604)	1,464,308	(3,361,609)	1,834,151
Change in unrealized gain (loss) on fair value option securities	(958,995)	(393,685)	(7,293,268)	(625,958)
Realized gain (loss) on derivative contracts, net	(820,974)	(8,262,423)	(3,167,877)	(12,310,301)
Change in unrealized gain (loss) on derivative contracts, net	3,340,600	1,631,907	(7,172,338)	782,901
Realized gain (loss) on mortgage loans held-for-sale	60,427	(13,666)	129,175	1,017,625
Change in unrealized gain (loss) on mortgage loans held-for-sale	(138,785)	539,456	(2,885)	496,297
Change in unrealized gain (loss) on mortgage servicing rights	(204,505)	(488,247)	(1,243,240)	(756,558)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	930,312	1,804,190	(5,604,839)	5,644,774
Change in unrealized gain (loss) on residential loans held in securitization trusts	(764,599)	(1,323,697)	80,511	(7,655,902)
Other interest expense	(1,860,000)	-	(1,860,000)	-
Servicing income	258,458	64,962	726,011	121,500
Other income	3	33,374	26,811	59,985

Total other income (loss)	(907,662)	(4,943,521)	(28,743,548)	(11,391,486)

Expenses:
Management fee	623,525	703,167	1,873,486	2,119,571
General and administrative expenses	1,171,421	1,419,268	4,483,064	4,820,505
Operating expenses reimbursable to Manager	1,184,391	1,338,272	3,573,445	3,444,914
Other operating expenses	161,036	(20,377)	1,393,303	1,185,164
Compensation expense	50,544	64,207	144,431	187,202

Total expenses	3,190,917	3,504,537	11,467,729	11,757,356

Net income (loss)	1,850,690	(1,698,722)	(22,896,725)	(3,028,000)

Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Net income (loss) attributable to common stockholders	$970,181	(2,579,231)	(25,528,469)	(5,659,744)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$970,181	(2,579,231)	(25,528,469)	(5,659,744)
Weighted average number (loss) of shares of common stock outstanding	14,600,193	14,724,750	14,601,306	14,721,635
Basic and diluted income per share	$0.07	(0.18)	(1.75)	(0.38)
Dividends declared per share of common stock	$0.18	0.30	0.54	1.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
Net income (loss)	$1,850,690	$(1,698,722)	$(22,896,725)	$(3,028,000)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(979,421)	(1,827,941)	12,119,724	(8,306,431)
Reclassification adjustment for net gain (loss) included in net income (loss)	23,914	2,045,480	(6,523,410)	3,461,294
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	19,790	350,924	187,008	1,761,208
Reclassification cumulative adjustment for Linked Transactions	-	-	-	4,457,544

Total other comprehensive income (loss)	(935,717)	568,463	5,783,322	1,373,615

Less: Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Comprehensive income (loss) attributable to common stockholders	$34,464	$(2,010,768)	$(19,745,147)	(4,286,129)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
(restated)	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity
Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528

Issuance of common stock, net	-	-	15,500	155	(155)	-	-	-	-

Cost of issuing common stock	-	-	-	-	-	-	-	-	-

Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-

Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-

Purchase of treasury stock, net	-	-	(58,500)	(585)	(282,980)	-	-	-	(283,565)

Restricted stock compensation expense	-	-	(11,000)	-	29,014	-	-	-	29,014

Net income (loss)	-	-	-	-	-	-	-	(22,896,725)	(22,896,725)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	12,119,724	-	-	12,119,724
Reclassification adjustment for net gain (loss) included in net income (loss)	-	-	-	-	-	(6,523,410)	-	-	(6,523,410)
Reclassification cumulative adjustments for Linked Transactions	-	-	-	-	-	-	-	-	-
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	-	-	-	-	187,008	-		187,008

Common dividends declared	-	-	-	-	-	-	(7,885,803)	-	(7,885,803)

Preferred dividends declared	-	-	-	-	-	-	(2,631,744)	-	(2,631,744)

Balance at September 30, 2016	1,610,000	$37,156,972	14,602,394	$145,979	$188,783,581	$5,387,551	$(66,320,787)	$(15,544,269)	$149,609,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)
	(restated)
Cash flows from operating activities:
Net income (loss)	$(22,896,725)	$(3,028,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	370,798	4,652,147
Amortization/accretion of available-for-sale securities premiums and discounts, net	(5,257,442)	(11,111,926)
Realized (gain) loss on sale of investments, net	3,361,609	(1,834,151)
Realized (gain) loss on derivative contracts	3,167,877	12,310,301
Realized (gain) loss on mortgage loans held-for-sale	(129,175)	(1,017,625)
Unrealized (gain) loss on fair value option securities	7,293,268	625,958
Unrealized (gain) loss on derivative contracts	7,172,338	(782,901)
Unrealized (gain) loss on mortgage loans held-for-sale	2,885	(496,297)
Unrealized (gain) loss on mortgage servicing rights	1,243,240	756,558
Unrealized (gain) loss on multi-family loans held in securitization trusts	5,604,839	(5,644,774)
Unrealized (gain) loss on residential loans held in securitization trusts	(80,511)	7,655,902
Restricted stock compensation expense	29,014	50,535
Net change in:
Accrued interest receivable	(672,852)	1,438,767
Dividends receivable	25,899	(26,022)
Other assets	(424,039)	(290,062)
Accrued interest payable	(43,909)	(608,536)
Deferred income	6,905	-
Fees and expenses payable to Manager	(151,716)	(142,000)
Other accounts payable and accrued expenses	1,795,403	333,445
	-	-
Net cash (used in) provided by operating activities	417,706	2,841,319

Cash flows from investing activities:
Purchase of available-for-sale securities	(454,443,440)	(109,386,478)
Purchase of mortgage loans held-for-sale	(14,772,535)	(297,706,381)
Purchase of mortgage servicing rights	-	(2,671,876)
Purchase of FHLB stock	-	(2,403,000)
Proceeds from sales of available-for-sale securities	230,557,084	245,214,358
Proceeds from mortgage loans held-for-sale	16,289,603	291,898,820
Proceeds from FHLBI stock	2,391,700	-
Net proceeds from (payments for) derivative contracts	(3,167,877)	(12,299,683)
Principal payments from available-for-sale securities	66,007,840	53,998,105
Principal payments from mortgage loans held-for-sale	235,622	-
Deferred securitization costs	-	(189,244)
Investment related receivable	(2,539,730)	71,006,526
Restricted cash	(5,908,603)	(144,112)

Net cash (used in) provided by investing activities	(165,350,336)	237,317,035

Cash flows from financing activities:
Proceeds from issuance of common stock	-	(344,889)
Deferred offering costs	-	(76,766)
Purchase of treasury stock	(283,565)	-
Dividends paid on common stock	(7,885,803)	(15,457,238)
Dividends paid on preferred stock	(2,641,527)	(2,641,527)
Proceeds from repurchase agreements - available-for-sale securities	5,603,428,000	4,432,684,999
Proceeds from repurchase agreements - mortgage loans held-for-sale	16,405,081	57,432,865
Proceeds from FHLBI advances	-	104,800,000
Payments for FHLBI advances	(49,697,000)	(53,400,000)
Principal repayments of repurchase agreements - available-for-sale securities	(5,373,159,000)	(4,713,249,999)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(18,783,717)	(54,697,754)
	-
Net cash (used in) provided by financing activities	167,382,469	(244,950,309)

Net increase (decrease) in cash and cash equivalents	2,449,839	(4,791,955)

Cash and cash equivalents, beginning of period	26,140,718	32,274,285

Cash and cash equivalents, end of period	$28,590,557	$27,482,330

Supplemental disclosure of cash flow information
Cash paid for interest	$4,671,932	$6,730,818

Non-cash investing and financing activities information
Restricted stock compensation expense	$29,014	$50,585
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$5,783,321	$3,638,597
Consolidation of multi-family loans held in securitization trusts	$1,271,754,540	$1,563,385,916
Consolidation of residential loans held in securitization trusts	$153,858,101	$445,230,977
Consolidation of multi-family securitized debt obligations	$1,253,797,808	$1,477,807,591
Consolidation of residential securitized debt obligations	$147,807,489	$393,218,978
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$210,238,653
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$149,293,000

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(continued)

	December 31, 2015
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$370,394,525	$116,954,842	$138,829,925	$626,179,292
Unamortized premium	5,745,862	80,257	-	5,826,119
Unamortized discount
Designated credit reserve and OTTI (2)	-	(8,891,565)	-	(8,891,565)
Net, unamortized	(1,929,145)	(22,101,062)	(33,250,068)	(57,280,275)
Amortized Cost	374,211,242	86,042,472	105,579,857	565,833,571
Gross unrealized gain	3,234,673	1,099,957	913,556	5,248,186
Gross unrealized (loss)	(2,112,858)	(1,808,973)	(2,467,616)	(6,389,447)
Fair Value	$375,333,057	$85,333,456	$104,025,797	$564,692,310

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $572,277,838, book value of $14,712,374, unrealized loss of $8,334,605 and a fair value of $6,377,768 at September 30, 2016 and a notional amount of $428,230,275, book value of $7,815,919, unrealized loss of $1,041,649 and a fair value of $6,774,271 as of December 31, 2015.

(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $2,087,043 and $8,146,073, at September 30, 2016 and December 31, 2015, respectively, and OTTI of $932,500 and $745,493 at September 30, 2016 and December 31, 2015, respectively.

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
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(continued)

The following tables present the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended
	September 30,
	2016	2015
Cumulative credit loss at beginning of period	$(3,803,650)	$(4,301,223)

Additions:
Initial (increase) in credit reserves	-	-
Subsequent (increase) in credit reserves	(374,124)	(350,924)
Initial additional other-than-temporary credit impairment losses	-	-
Subsequent additional other-than-temporary credit impairment losses	(183,790)	-

Reductions:
For securities sold decrease in credit reserves	354,334	-
For securities sold decrease in other-than-temporary impairment	-	-

Cumulative credit (loss) at end of period	$(4,007,230)	$(4,652,147)

	Nine Months Ended
	September 30,
	2016	2015
Cumulative credit loss at beginning of period	$(3,636,432)	$-

Additions:
Initial (increase) in credit reserves	-	(1,761,208)
Subsequent (increase) in credit reserves	(541,342)	-
Initial additional other-than-temporary credit impairment losses	-	(2,890,939)
Subsequent additional other-than-temporary credit impairment losses	(183,790)	-

Reductions:
For securities sold decrease in credit reserves	354,334	-
For securities sold decrease in other-than-temporary impairment	-	-

Cumulative credit (loss) at end of period	$(4,007,230)	$(4,652,147)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(continued)

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
September 30, 2016 (unaudited)

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(Continued)

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

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the nine months ended September 30, 2016, the Company had unrealized gains (losses) on AFS securities of $5,783,322.

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016 (unaudited)

NOTE 16 – EARNINGS PER SHARE (as restated)(continued)

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Net income (loss)		$1,850,690		$(1,698,722)

Less dividends paid:
Common stock	$2,628,161		$4,417,425
Preferred stock	880,509		880,509
		3,508,670		5,297,934
Undistributed earnings (deficit)		$(1,657,980)		$(6,996,656)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.18	$0.18	$0.30	$0.30
Undistributed earnings (deficit)	(0.11)	(0.11)	(0.48)	(0.48)
Total	$0.07	$0.07	$(0.18)	$(0.18)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Net income (loss)		$(22,896,725)		$(3,028,000)

Less dividends paid:
Common stock	$7,885,803		$15,457,238
Preferred stock	2,631,744		2,631,744
		10,517,547		18,088,982
Undistributed earnings (deficit)		$(33,414,272)		$(21,116,982)

	Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$0.54	$0.54	$1.05	$1.05
Undistributed earnings (deficit)	(2.29)	(2.29)	(1.43)	(1.43)
Total	$(1.75)	$(1.75)	$(0.38)	$(0.38)

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of September 30, 2016	As of December 31, 2015
	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(22,897)	450
GAAP net loss (income) from REIT operations	21,068	(1,826)
GAAP net income (loss) of taxable subsidiary	(1,829)	(1,376)
Capitalized transaction fees	(31)	(41)
Unrealized gain (loss)	2,372	2,041
Tax income of taxable subsidiary before utilization of net operating losses	512	624
Utilizations of net operating losses	(512)	(624)
Net tax income of taxable subsidiaries	-	-

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Accumulated net operating losses of TRS	864	1,058
Unrealized loss	282	(618)
Capitalized transaction costs	200	210
AMT Credit	4	9
Deferred tax asset (liability)	1,350	659
Valuation allowance	(1,350)	(659)
Net non-current deferred tax asset (liability)	-	-

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
September 30, 2016 (unaudited)

NOTE 18 – INCOME TAXES (as restated)(continued)

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

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, the Company determined that it had improperly accounted for unrealized losses on Residential Mortgage-Backed Securities Interest Only Certificates (“RMBS IOs”) upon our deconsolidation of the JPMMT 2014-OAK4 and an incorrectly reported release of credit reserves relating to certain RMBS upon their sale in 2016. The unrealized losses on the RMBS IOs were incorrectly reported through other comprehensive income (loss) instead of through unrealized gain (loss) on fair value option securities for the year-to-date period ended September 30, 2016. The release of credit reserves was incorrectly reported through other comprehensive income (loss) instead of through our condensed consolidated statement of operations for the quarter and year-to-date periods ended September 30, 2016. While having no impact on total stockholders’ equity, as a result of this error, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our condensed consolidated balance sheet as of September 30, 2016.

The following tables represent the restated unaudited condensed consolidated balance sheet, restated unaudited condensed consolidated statement of operations, restated unaudited condensed consolidated statement of other comprehensive income and restated unaudited condensed consolidated statement of cash flows as of, and for the period ended September 30, 2016.

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016
	As previously reported	Restatement adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $822,403,355 for September 30, 2016)	$817,394,805	$-	$817,394,805
Mortgage loans held-for-sale, at fair value (includes pledged loans of $8,754,039 for September 30, 2016)	9,274,002	-	9,274,002
Multi-family loans held in securitization trusts, at fair value	1,267,101,902	-	1,267,101,902
Residential loans held in securitization trusts, at fair value	153,356,678	-	153,356,678
Mortgage servicing rights, at fair value	3,025,433	-	3,025,433
Cash and cash equivalents	28,590,557	-	28,590,557
Restricted cash	14,083,241	-	14,083,241
Accrued interest receivable	7,650,823	-	7,650,823
Dividends receivable	123	-	123
Investment related receivable	4,131,073	-	4,131,073
FHLB stock	11,300	-	11,300
Other assets	954,507	-	954,507

Total assets	$2,305,574,444	$-	$2,305,574,444

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$739,500,000	$-	$739,500,000
Mortgage loans held-for-sale	7,125,821	-	7,125,821
Multi-family securitized debt obligations	1,249,163,769	-	1,249,163,769
Residential securitized debt obligations	147,407,885	-	147,407,885
Derivative liabilities, at fair value	4,613,988	-	4,613,988
Accrued interest payable	5,363,603	-	5,363,603
Dividends payable	29,349	-	29,349
Deferred income	6,905	-	6,905
Fees and expenses payable to Manager	691,187	-	691,187
Other accounts payable and accrued expenses	2,062,910	-	2,062,910

Total liabilities	2,155,965,417	-	2,155,965,417

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at September 30, 2016	37,156,972	-	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 14,602,394 shares issued and outstanding, at September 30, 2016	145,979	-	145,979
Additional paid-in capital	188,783,581	-	188,783,581
Accumulated other comprehensive income (loss)	2,018,361	3,369,190	5,387,551
Cumulative distributions to stockholders	(66,320,787)	-	(66,320,787)
Accumulated earnings (deficit)	(12,175,079)	(3,369,190)	(15,544,269)

Total stockholders' equity	149,609,027	-	149,609,027

Total liabilities and stockholders' equity	$2,305,574,444	$-	$2,305,574,444

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Interest income:
Available-for-sale securities	$6,549,869	$-	$6,549,869	$16,780,701	$-	$16,780,701
Mortgage loans held-for-sale	121,892	-	121,892	411,199	-	411,199
Multi-family loans held in securitization trusts	14,466,946	-	14,466,946	44,597,652	-	44,597,652
Residential loans held in securitization trusts	1,582,090	-	1,582,090	9,143,343	-	9,143,343
Cash and cash equivalents	11,754	-	11,754	26,409	-	26,409
Interest expense:
Repurchase agreements - available-for-sale securities	(1,572,062)	-	(1,572,062)	(4,400,290)	-	(4,400,290)
Repurchase agreements - mortgage loans held-for-sale	(57,449)	-	(57,449)	(227,733)	-	(227,733)
Multi-family securitized debt obligations	(13,740,005)	-	(13,740,005)	(41,667,457)	-	(41,667,457)
Residential securitized debt obligations	(1,210,186)	-	(1,210,186)	(6,978,474)	-	(6,978,474)
Net interest income	6,152,849	-	6,152,849	17,685,350	-	17,685,350

Other-than-temporary impairments
Increase in credit reserves	(374,124)	354,334	(19,790)	(541,342)	354,334	(187,008)
Additional other-than-temporary credit impairment losses	(183,790)	-	(183,790)	(183,790)	-	(183,790)
Total impairment losses recognized in earnings	(557,914)	354,334	(203,580)	(725,132)	354,334	(370,798)

Other income:
Realized gain (loss) on sale of investments, net	(749,604)	-	(749,604)	(3,361,609)	-	(3,361,609)
Change in unrealized gain (loss) on fair value option securities	(958,995)	-	(958,995)	(3,569,744)	(3,723,524)	(7,293,268)
Realized gain (loss) on derivative contracts, net	(820,974)	-	(820,974)	(3,167,877)	-	(3,167,877)
Change in unrealized gain (loss) on derivative contracts, net	3,340,600	-	3,340,600	(7,172,338)	-	(7,172,338)
Realized gain (loss) on mortgage loans held-for-sale	60,427	-	60,427	129,175	-	129,175
Change in unrealized gain (loss) on mortgage loans held-for-sale	(138,785)	-	(138,785)	(2,885)	-	(2,885)
Change in unrealized gain (loss) on mortgage service rights	(204,505)	-	(204,505)	(1,243,240)	-	(1,243,240)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	930,312	-	930,312	(5,604,839)	-	(5,604,839)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(764,599)	-	(764,599)	80,511	-	80,511
Tax interest expense	(1,860,000)	-	(1,860,000)	(1,860,000)	-	(1,860,000)
Servicing income	258,458	-	258,458	726,011	-	726,011
Other income	3	-	3	26,811	-	26,811
Total other income (loss)	(907,662)	-	(907,662)	(25,020,024)	(3,723,524)	(28,743,548)

Expenses:
Management fee	623,525	-	623,525	1,873,486	-	1,873,486
General and administrative expenses	1,171,421	-	1,171,421	4,483,064	-	4,483,064
Operating expenses reimbursable to Manager	1,184,391	-	1,184,391	3,573,445	-	3,573,445
Other operating expenses	161,036	-	161,036	1,393,303	-	1,393,303
Compensation expense	50,544	-	50,544	144,431	-	144,431
Total expenses	3,190,917	-	3,190,917	11,467,729	-	11,467,729
Net income (loss)	1,496,356	354,334	1,850,690	(19,527,535)	(3,369,190)	(22,896,725)
Dividends to preferred stockholders	(880,509)	-	(880,509)	(2,631,744)	-	(2,631,744)
Net income (loss) attributable to common stockholders	$615,847	$354,334	$970,181	$(22,159,279)	$(3,369,190)	$(25,528,469)

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$615,847	$354,334	$970,181	$(22,159,279)	$(3,369,190)	$(25,528,469)
Weighted average number of shares of common stock outstanding	14,600,193	14,600,193	14,600,193	14,601,306	14,601,306	14,601,306
Basic and diluted income per share	$0.04	$0.02	$0.07	$(1.52)	$(0.23)	$(1.75)
Dividends declared per share of common stock	$0.18	$-	$0.18	$0.54	$-	$0.54

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$1,496,356	$354,334	$1,850,690	$(19,527,535)	$(3,369,190)	$(22,896,725)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(979,421)	-	(979,421)	8,396,200	3,723,524	12,119,724
Reclassification adjustment for net gain (loss) included in net income	23,914	-	23,914	(6,523,410)	-	(6,523,410)
Reclassification adjustment for other-than-temporary impairments included in net income	374,124	(354,334)	19,790	541,342	(354,334)	187,008
Total other comprehensive income (loss)	(581,383)	(354,334)	(935,717)	2,414,132	3,369,190	5,783,322
Less: Dividends to preferred stockholders	(880,509)	-	(880,509)	(2,631,744)	-	(2,631,744)
Comprehensive income (loss) attributable to common stockholders	$34,464	$-	$34,464	$(19,745,147)	$-	$(19,745,147)

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	September 30, 2016
	As previously reported	Restatement adjustments	As restated
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(19,527,535)	$(3,369,190)	$(22,896,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	725,132	(354,334)	370,798
Amortization/accretion of available-for-sale securities premiums and discounts, net	(5,257,442)	-	(5,257,442)
Realized (gain) loss on sale of investments, net	3,361,609	-	3,361,609
Realized (gain) loss on derivative contracts	3,167,877	-	3,167,877
Realized (gain) loss on mortgage loans held-for-sale	(129,175)	-	(129,175)
Unrealized (gain) loss on fair value option securities	3,569,744	3,723,524	7,293,268
Unrealized (gain) loss on derivative contracts	7,172,338	-	7,172,338
Unrealized (gain) loss on mortgage loans held-for-sale	2,885	-	2,885
Unrealized gain (loss) on mortgage service rights	1,243,240	-	1,243,240
Unrealized (gain) loss on multi-family loans held in securitization trusts	5,604,839	-	5,604,839
Unrealized (gain) loss on residential loans held in securitization trusts	(80,511)	-	(80,511)
Restricted stock compensation expense	29,014	-	29,014
Net change in:
Accrued interest receivable	(672,852)	-	(672,852)
Dividends receivable	25,899	-	25,899
Other assets	(424,039)	-	(424,039)
Accrued interest payable	(43,909)	-	(43,909)
Deferred income	6,905	-	6,905
Fees and expenses payable to Manager	(151,716)	-	(151,716)
Other accounts payable and accrued expenses	1,795,403	-	1,795,403
Net cash provided by operating activities	417,706	-	417,706

Cash flows from investing activities:
Purchase of available-for-sale securities	(454,443,440)	-	(454,443,440)
Purchase of mortgage loans held-for-sale	(14,772,535)	-	(14,772,535)
Proceeds from sales of available-for-sale securities	230,557,084	-	230,557,084
Proceeds from mortgage loans held-for-sale	16,289,603	-	16,289,603
Proceeds from FHLBI stock	2,391,700	-	2,391,700
Net proceeds from (payments for) derivative contracts	(3,167,877)	-	(3,167,877)
Principal payments from available-for-sale securities	66,007,840	-	66,007,840
Principal payments from mortgage loans held-for-sale	235,622	-	235,622
Investment related receivable	(2,539,730)	-	(2,539,730)
Restricted cash	(5,908,603)	-	(5,908,603)
Net cash used in investing activities	(165,350,336)	-	(165,350,336)

Cash flows from financing activities:
Net proceeds from issuance of common stock	(283,565)	-	(283,565)
Dividends paid on common stock	(7,885,803)	-	(7,885,803)
Dividends paid on preferred stock	(2,641,527)	-	(2,641,527)
Proceeds from repurchase agreements - available-for-sale securities	5,603,428,000	-	5,603,428,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	16,405,081	-	16,405,081
Payments for FHLBI advances	(49,697,000)	-	(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities	(5,373,159,000)	-	(5,373,159,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(18,783,717)	-	(18,783,717)
Net cash provided by financing activities	167,382,469	-	167,382,469
Net increase (decrease) in cash and cash equivalents	2,449,839	-	2,449,839
Cash and cash equivalents, beginning of period	26,140,718	-	26,140,718
Cash and cash equivalents, end of period	$28,590,557	$-	$28,590,557

Supplemental disclosure of cash flow information
Cash paid for interest	$4,671,932	$-	$4,671,932

Non-cash investing and financing activities information
Restricted stock compensation expense	$29,014	$-	$29,014
Dividends declared but not paid at end of period	$29,349	$-	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$2,414,131	$3,369,190	$5,783,321
Consolidation of multi-family loans held in securitization trusts	$1,271,754,540	$-	$1,271,754,540
Consolidation of residential loans held in securitization trusts	$153,858,101	$-	$153,858,101
Consolidation of multi-family securitized debt obligations	$1,253,797,808	$-	$1,253,797,808
Consolidation of residential securitized debt obligations	$147,807,489	$-	$147,807,489

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

Interest rate hedging may continue to fail to protect or could adversely affect us because, among other things:

•	our investment policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or mark-to-market losses would reduce our stockholders' equity; and

•	changes to our investment or risk management strategy may cause us to reduce the amount of our interest rate hedges at times of greater market volatility, which may in turn cause us to realize losses on such hedges

The following tables summarize our hedging activity as of September 30, 2016:

September 30, 2016

Expiration Year	Contracts	Notional		Fair Value
Eurodollar Futures Contracts (Short Positions)
2016	508	$508,000,000		$1,625
2017	2,385	2,385,000,000		(994,625)
2018	2,148	2,148,000,000		(1,904,500)
2019	822	822,000,000		(1,356,875)
2020	115	115,000,000		(359,613)
Total	5,978	$5,978,000,000	(1)	$(4,613,988)

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2016:

Non-GAAP Basis	September 30, 2016
	Agency MBS	Multi- Family MBS(1)	Non-Agency RMBS(1)	Residential Loans (2)	Unrestricted Cash(3)	Total
Market Value	$701,998,993	$110,648,488	$27,712,606	$13,341,497	$28,590,557	$882,292,141
Repurchase Agreements	(668,713,000)	(52,788,000)	(17,999,000)	(7,125,821)	-	(746,625,821)
Hedges	(2,980,326)	(1,633,662)	-	-	-	(4,613,988)
Other(4)	5,991,673	32,584	226,618	58,426	(1,835,847)	4,473,454
Restricted Cash	11,678,857	2,162,696	241,688	-	-	14,083,241
Equity Allocated	$47,976,197	$58,422,106	$10,181,912	$6,274,102	$26,754,710	$149,609,027
% Equity	32.1%	39.0%	6.8%	4.2%	17.9%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.

2.	Includes MSRs with a fair value of $4,067,495.

3.	Includes cash and cash equivalents.

4.	Includes interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

The table below presents certain information from our Statement of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, respectively:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(restated)		(restated)
Revenues:
Interest income:
Available-for-sale securities	$6,549,869	$5,460,965	$16,780,701	$19,020,504
Mortgage loans held-for-sale	121,892	499,335	411,199	1,790,362
Multi-family loans held in securitization trusts	14,466,946	16,794,338	44,597,652	51,679,542
Residential loans held in securitization trusts	1,582,090	4,641,887	9,143,343	15,573,046
Cash and cash equivalents	11,754	4,809	26,409	13,386
Interest expense:
Repurchase agreements - available-for-sale securities	(1,572,062)	(1,490,698)	(4,400,290)	(4,992,998)
Repurchase agreements - mortgage loans held-for-sale	(57,449)	(300,297)	(227,733)	(1,129,284)
Multi-family securitized debt obligations	(13,740,005)	(15,372,832)	(41,667,457)	(47,286,613)
Residential securitized debt obligations	(1,210,186)	(3,137,247)	(6,978,474)	(9,894,956)

Net interest income	6,152,849	7,100,260	17,685,350	24,772,989

Other-than-temporary impairments

Increase in credit reserves	(19,790)	(350,924)	(187,008)	(1,761,208)
Additional other-than-temporary credit impairment losses	(183,790)	-	(183,790)	(2,890,939)

Total impairment losses recognized through earnings	(203,580)	(350,924)	(370,798)	(4,652,147)

Other income:
Realized gain (loss) on sale of investments, net	(749,604)	1,464,308	(3,361,609)	1,834,151
Change in unrealized gain (loss) on fair value option securities	(958,995)	(393,685)	(7,293,268)	(625,958)
Realized gain (loss) on derivative contracts, net	(820,974)	(8,262,423)	(3,167,877)	(12,310,301)
Change unrealized gain (loss) on derivative contracts, net	3,340,600	1,631,907	(7,172,338)	782,901
Realized gain (loss) on mortgage loans held-for-sale	60,427	(13,666)	129,175	1,017,625
Change in unrealized gain (loss) on mortgage loans held-for-sale	(138,785)	539,456	(2,885)	496,297
Change in unrealized gain (loss) on mortgage servicing rights, fair value option	(204,505)	(488,247)	(1,243,240)	(756,558)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	930,312	1,804,190	(5,604,839)	5,644,774
Change in unrealized gain (loss) on residential loans held in securitization trusts	(764,599)	(1,323,697)	80,511	(7,655,902)
Other interest expense	(1,860,000)	-	(1,860,000)	-
Mortgage servicing income	258,458	64,962	726,011	121,500
Other income	3	33,374	26,811	59,985

Total other income (loss)	(907,662)	(4,943,521)	(28,743,548)	(11,391,486)

Expenses:
Management fee	623,525	703,167	1,873,486	2,119,571
General and administrative expenses	1,171,421	1,419,268	4,483,064	4,820,505
Operating expenses reimbursable to Manager	1,184,391	1,338,272	3,573,445	3,444,914
Other operating expenses	161,036	(20,377)	1,393,303	1,185,164
Compensation expense	50,544	64,207	144,431	187,202

Total expenses	3,190,917	3,504,537	11,467,729	11,757,356

Net income (loss) before provision from income taxes	$1,850,690	$(1,698,722)	$(22,896,725)	$(3,028,000)
(Provision for) benefit from income taxes	$-	$-	$-	$-
Net income (loss)	1,850,690	(1,698,722)	(22,896,725)	(3,028,000)
Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)
Net income (loss) attributable to common stockholders	$970,181	$(2,579,231)	$(25,528,469)	$(5,659,744)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$970,181	$(2,579,231)	$(25,528,469)	$(5,659,744)
Weighted average number of shares of common stock outstanding	14,600,193	14,724,750	14,601,306	14,721,635
Basic and diluted income (loss) per share	$0.07	$(0.18)	$(1.75)	$(0.38)
Dividends declared per share of common stock	$0.18	$0.30	$0.54	$1.05

Net Income Summary

For the nine months ended September 30, 2016, our net loss attributable to common stockholders was $25,528,469 or $1.75 basic and diluted net income per average share, compared with a net loss of $5,659,744 or $0.38 basic and diluted net income per share, for the nine months ended September 30, 2015.  The principal drivers of this net loss represent components of other income (loss) as discussed below.

For the three months ended September 30, 2016, our net income attributable to common stockholders was $970,181, or $0.07 basic and diluted net income per average share, compared with a net loss of $2,579,231, or $0.18 basic and diluted net income per share, for the three months ended September 30, 2015.  The principal drivers of this net income represent components of other income (loss) as discussed below.

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

Other Income (Loss)

For the nine months ended September 30, 2016, we incurred a loss of $28,743,548, which primarily reflects the impact of volatile interest rates and investment sales particularly in the first half of the year, Re-REMIC transactions effected during the period and a one-time other interest expense provision, in turn generating net realized losses on sales of investments of $3,361,609, net unrealized losses on interest rate hedges of $7,172,338, net realized losses of $3,167,877 on interest rate hedges and net unrealized losses on mortgage servicing rights of $1,243,240. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,604,839, unrealized losses on mortgage loans of $2,885 and net unrealized losses on fair value option securities of $7,293,268. We also incurred a $1,860,000 other interest expense related to our 2013 deficiency dividend. These losses in aggregate more than offset net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $80,511, net realized gain on mortgage loans of $129,175, net mortgage servicing income of $726,011 and net other income of $26,811. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our statement of operations.

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

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and nine months ended September 30, 2016, we recognized $203,580 and $370,798, respectively in OTTI losses. For the three and nine months ended September 30, 2015, we recognized $350,924 and $4,652,147, respectively in OTTI losses. The OTTI recognized during the three and nine months ended September 30, 2016 reflected an increase in the Company’s credit loss expectations on certain Non-Agency RMBS with a fair value of $12,459,965 as of period end offset by the release of credit reserves related to the sale of one Non-Agency RMBS. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $25,528,469 for the nine months ended September 30, 2016, after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 17.99 % on average stockholders' equity of $188,991,056.  As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the nine months ended September 30, 2016, our comprehensive loss attributable to common stockholders was $19,745,147, which included $5,783,322 in total OCI. This represents an annualized loss of 13.92% on average stockholders’ equity.

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

For the three months ended September 30, 2016, our net income attributable to common stockholders was $970,181 an annualized gain of 2.04 % on average stockholders' equity of $189,026,057.   For the three months ended September 30, 2016, our comprehensive gain attributable to common stockholders was $34,464, which included $935,717 in other comprehensive loss. This represents an annualized gain of 0.07% on average stockholders’ equity.

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

	September 30, 2016
	Non-Agency RMBS(1)	Multi-Family MBS(2)	Agency RMBS
Portfolio Characteristics:
Number of Securities	10	9	33
Carrying Value/ Estimated Fair Value	$27,712,606	$110,648,488	$701,998,993
Amortized Cost	$44,472,420	$108,644,608	$695,212,658
Current Par Value	$774,119,925	$150,249,893	$680,547,372
Carrying Value to Current Par	3.6%	73.6%	103.2%
Amortized Cost to Current Par	5.7%	72.3%	102.2%
Net Weighted Average Coupon	0.37%	0.84%	2.52%
3 Month CPR (3)	28.4	NA	13.8

Non-Agency RMBS Characteristics

	September 30, 2016(1)
Collateral Attributes:	Legacy	Prime Jumbo New Issue
Weighted Average Loan Age (months)	114	26
Weighted Average Original Loan-to-Value	70.6%	67.1%
Weighted Average Original FICO (4)	690	766
Weighted Average Loan Size	410.7	840.6

Current Performance:
60+ Day Delinquencies	25.6%	0.4%
Average Credit Enhancement (5)	0.0%	15.1%

	September 30, 2016(1)
Coupon Type	Carrying Value	% of Non- Agency RMBS
Fixed Rate	$11,386,318	41.1%
Adjustable Rate	$16,326,288	58.9%

Collateral Type
Prime	$11,386,318	41.1%
Alt-A	$13,651,485	49.3%
Subprime	$2,674,803	9.7%

Loan Origination Year
Post-2011	$11,386,318	41.1%
2007	$13,651,485	49.3%
2006	$2,674,803	9.7%

1.	Includes our net investment in the CSMC 2014-OAK1 Trust at September 30, 2016 on a combined, non-GAAP basis.

2.	Includes our net investment in the 2011-K13 and 2012-KF01 Trusts at September 30, 2016 on a combined, non-GAAP basis.

3.	Three - month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our RMBS depend on the location of our RMBS within the payments structure of each underlying security.

4.	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

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

Current Rating (6)	Fair Value	% of Non- Agency RMBS
Rated AAA	$8,107,885	29.3%
Rated BBB	$-	0.0%
Rated BB	$-	0.0%
Rated B -	$-	0.0%
Rated CCC -	$-	0.0%
Rated CC	$2,674,803	9.7%
Not Rated	$16,929,918	61.1%

6.	Reported based on the lowest rating issued by a rating agency, if more than one rating is issued on the security at the date presented.

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

Property Location	Fair Value	% of Non- Agency RMBS
California	$12,388,960	44.7%
Florida	$1,590,548	5.7%
Washington	$1,551,189	5.6%
New York	$1,364,158	4.9%
New Jersey	$1,037,174	3.7%

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

Current Rating	Fair Value	% of Multi- Family MBS
Rated BBB	$19,927,028	18.0%
Rated BBB-	$11,931,421	10.8%
Rated BB-	$60,833,307	55.0%
Not Rated	$17,956,732	16.2%

Weighted Average Life Breakdown	Carrying Value

Less than one year	$216,719
Greater than one year and less than five years	$659,396,044
Greater than or equal to five years	$180,747,323

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

The material weakness consisted of a failure of our control over the critical timely review of account balances to determine whether the appropriate accounting policy and methodology had been applied, which in turn resulted in the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option at the inception of each transaction. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations for each of the quarter and year-to-date periods ended June 30, 2015 and September 30, 2015, respectively. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015. In connection with the preparation of our financial statements for the period ended September 30, 2018, we identified further instances of a failure of our control over the depth and timeliness review of account balances in 2016. Specifically, we identified errors relating to (i) a release of credit reserves relating to certain RMBS upon their sale in 2016 and (ii) incorrectly reported unrealized losses on RMBS IO’s upon the deconsolidation in 2016 of the JPMMT 2014-OAK4 Trust. The unrealized losses on the RMBS IO’s were incorrectly reported through OCI instead of through unrealized gain (loss) on fair value option securities on the our statements of operations for each of the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, as included in the our 2016 10-K and 2017 10-K and the unaudited consolidated financial statements contained in the our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and each subsequent quarter through June 30, 2018 (collectively, the “Relevant Periods”). The release of credit reserves was incorrectly reported through OCI instead of through our statements of operations for the periods ended September 30, 2016 and December 31, 2016. While having no impact on total stockholders’ equity, as a result of errors (i) and (ii) above, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in the our balance sheets for each of the quarter-end and year-end periods from June 30, 2016 through June 30, 2018, as included in Form 10-K’s and Form 10-Q’s for the Relevant Periods. The errors described in (i) and (ii) above required the restatement of our financial statements for the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, originally included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Relevant Periods.

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

