Form 10-K/A
period 2016-12-31
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Registrant’s Telephone Number, including area code (212) 521-6323

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

i

Explanatory Note

As used in this Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2016 (the “Form 10-K/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc. (formerly known as Five Oaks Investment Corp.), a Maryland Corporation.

This Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017 (the “Original Filing”), as well as Amendment No. 1 on Form 10-K/A to the Original Filing, as filed with the SEC on June 14, 2017. This Form 10-K/A is being filed to restate our audited consolidated financial statements for the fiscal year ended December 31, 2016 and to make related revisions to certain other disclosures in the Original Filing. As previously disclosed in our Current Report on Form 8-K filed November 6, 2018, the restatement of our financial statements in this Form 10-K/A reflects the correction of certain identified errors relating to incorrectly reported unrealized losses on Residential Mortgage Back Securities (“RMBS”) Interest Only Certificates (“RMBS IOs”) upon our deconsolidation of the JPMMT 2014-OAK4 Trust and an incorrectly reported release of credit reserves relating to certain RMBS upon their sale in 2016. The unrealized losses on the RMBS IOs were incorrectly reported through other comprehensive income (loss) instead of through unrealized gain (loss) on fair value options securities for the fiscal year ended December 31, 2016. The release of credit reserves was incorrectly reported through other comprehensive income (loss) instead of through our consolidated statement of operations for the fiscal year ended December 31, 2016. While having no impact on total stockholders’ equity, as a result of these errors, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our consolidated balance sheet as of December 31, 2016. Further explanation regarding the restatement is set forth in Note 21 to the audited consolidated financial statements included in this Form 10-K/A.

The following sections in the Original Filing (and in Amendment No. 1 in the case of Part IV – Item 15) are revised in this Form 10-K/A to reflect the restatement:

•	Part I – Item 1A – Risk Factors
•	Part II – Item 6 – Selected Financial Data
•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II – Item 8 – Financial Statements and Supplementary Data
•	Part II – Item 9A – Controls and Procedures
•	Part IV – Item 15 – Exhibits, Financial Statements and Schedules

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety; as such information, as well as the information in Amendment No. 1, are modified and superseded where necessary to reflect the restatement and other revisions. Except as provided above, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

ii

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

2018 Determination and Actions. In connection with the preparation of our financial statements for the period ended September 30, 2018, we identified further instances of a failure of our control over the depth and timeliness review of account balances in 2016. Specifically, we identified errors relating to (i) a release of credit reserves relating to certain RMBS upon their in 2016 and (ii) incorrectly reported unrealized losses on RMBS IO's upon the deconsolidation in 2016 of the JPMMT 2014-OAK4 Trust. The unrealized losses on the RMBS IO's were incorrectly reported through OCI instead of through unrealized gain (loss) on fair value option securities on our statements of operations for each of periods ended June 30, 2016, September 30, 2016 and December 31, 2016, as included in our 2016 10-K and 2017 10-K and the unaudited consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and each subsequent quarter through June 30, 2018 (collectively, the "Relevant Periods"). The release of credit reserves was incorrectly reported through OCI instead of through our statements of operations for the periods ended September 30 and December 31, 2016. While having no impact on total stockholders’ equity, as a result of errors (i) and (ii) above, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our balance sheets for each of the quarter-end and year-end periods from June 30, 2016 through June 30, 2018 as included in our Form 10-K's and Form 10-Q's for the Relevant Periods. The errors described in (i) and (ii) above required the restatement of our financial statements for the periods ended June 30, 2016, September 30, 2016 and December 31, 2016resulted in the amendment of the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Relevant Periods in order to include restated financial statements which correct for errors (i) and (ii) above.

As a consequence of this material weakness, management concluded that our internal control over financial reporting, and consequently our disclosure controls and procedures, were not effective as of December 31, 2016, nor were they effective for the quarters ended June 30, 2016 and September 30, 2016.

To remediate the material weakness in our internal control over financial reporting related to the depth and timeliness of review of account balances (and consequent deficiencies in our disclosure controls and procedures), including the most recent instance, we have continued and will continue to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system is now complete, and with the assistance of a third-party regulatory compliance service provider and an experienced financial reporting consultant, we have completed the process of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. We began the testing of controls in the fourth quarter of 2017, and continued testing in the first, second and third quarters of 2018. We have also enhanced the timeliness and strengthened the review process in respect of consolidated trust account balances to ensure that the related control operated at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while the new and enhanced systems are now in place, the enhanced controls relating thereto are not as yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We will be evaluating whether the actions described above will allow remediation to be complete by December 31, 2018, but we cannot currently ascertain whether additional actions will be required, or the costs therefor.

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
	(restated)
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

Statement of Operation Data

$ in thousands, except per share data	Year Ended December 31, 2016 (as restated)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from May 16, 2012 (Commencement of Operations) to December 31, 2012 (1)
Interest income	$93,122	$114,415	$45,813	$16,424	$1,684
Interest expense	(69,533)	(83,105)	(27,841)	(2,244)	(267)
Net interest income	23,589	31,310	17,972	14,180	1,417
Other-than-temporary impairment	562	(3,636)	-	-	-
Other income (loss)	(19,811)	(10,102)	(3,123)	(6,052)	4,350
Total expenses	14,765	17,121	11,535	4,902	948
Net income (loss)	(10,427)	450	3,314	3,226	4,819
Net income (loss) attributable to common stockholders (basic and diluted)	(13,949)	(3,072)	426	3,182	4,819
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	(13,949)	(3,072)	426	3,182	4,819
Dividends declared on common stock	(29,899)	(19,875)	(18,230)	(10,083)	(1,162)
Weighted average number of shares of common stock	14,641,701	14,721,074	12,358,587	6,132,702	1,656,250
Basic and diluted income (loss) per share	(0.95)	(0.21)	0.03	0.52	2.91

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
64

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

The table below presents certain information from our Statement of Operations for the twelve months ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year Ended December 31,
	2016	2015	2014
	(restated)
Revenues:
Interest income:
Available-for-sale securities	$23,475,765	$24,298,156	$16,560,338
Mortgage loans held-for-sale	430,986	2,097,702	3,634,264
Multi-family loans held in securitization trusts	58,587,780	68,016,595	21,158,102
Residential loans held in securitization trusts	10,585,191	19,986,204	4,438,634
Cash and cash equivalents	41,994	16,351	21,274
Interest expense:
Repurchase agreements - available-for-sale securities	(6,237,777)	(6,467,312)	(2,661,329)
Repurchase agreements - mortgage loans held-for-sale	(237,807)	(1,323,892)	(2,203,961)
Multi-family securitized debt obligations	(54,940,386)	(62,157,176)	(19,400,851)
Residential securitized debt obligations	(8,117,402)	(13,156,912)	(3,575,168)
Net interest income	23,588,344	31,309,716	17,971,303

Other-than-temporary impairments

Increase in credit reserves	745,492	(745,492)	-
Additional other-than-temporary credit impairment losses	(183,790)	(2,890,939)	-
Total impairment losses recognized through earnings	561,702	(3,636,431)	-

Other income:
Realized gain (loss) on sale of investments, net	(7,216,137)	(533,832)	3,271,592
Change in unrealized gain (loss) on fair value option securities	(8,406,934)	(1,041,649)	-
Unrealized gain (loss) and net interest income from Linked Transactions	-	-	10,605,848
Realized gain (loss) on derivative contracts, net	(3,089,001)	(12,024,730)	(18,214,460)
Change unrealized gain (loss) on derivative contracts, net	5,495,463	4,909,858	(2,931,249)
Realized gain (loss) on mortgage loans held-for-sale	94,187	1,216,314	(776,971)
Change in unrealized gain (loss) on mortgage loans held-for-sale	(151,023)	(197,179)	329,728
Change in unrealized gain (loss) on mortgage servicing rights, fair value option	(827,864)	(671,957)	-
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(5,219,530)	6,097,000	1,473,485
Change in unrealized gain (loss) on residential loans held in securitization trusts	404,720	(8,153,474)	3,059,647
Other interest expense	(1,860,000)	-	-
Mortgage servicing income	932,424	211,878	-
Other income	32,276	85,726	59,590
Total other income (loss)	(19,811,419)	(10,102,045)	(3,122,790)

Expenses:
Management fee	2,472,353	2,774,432	2,627,592
General and administrative expenses	5,867,851	6,660,934	2,901,076
Operating expenses reimbursable to Manager	4,747,275	4,980,348	3,247,683
Other operating expenses	1,480,341	2,448,439	2,504,741
Compensation expense	197,452	256,608	253,635
Total expenses	14,765,272	17,120,761	11,534,727

Net income (loss) before provision from income taxes	$(10,426,645)	$450,479	$3,313,786
(Provision for) benefit from income taxes	$-	$-	$-
Net income (loss)	(10,426,645)	450,479	3,313,786
Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(2,887,296)
Net income (loss) attributable to common stockholders	$(13,948,681)	$(3,071,557)	$426,490

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(13,948,681)	$(3,071,557)	$426,490
Weighted average number of shares of common stock outstanding	14,641,701	14,721,074	12,358,587
Basic and diluted income (loss) per share	$(0.95)	$(0.21)	$0.03
Dividends declared per share of common stock	$2.04	$1.35	$1.47

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Net Income Summary

For the year ended December 31, 2016, our net loss attributable to common stockholders was $13,948,681 or $0.95 basic and diluted net loss per average share, compared with a net loss of $3,071,557 or $0.21 basic and diluted net loss per share, for the year ended December 31, 2015.  The principal drivers of this net loss variance are a decrease in net interest income from $31,309,716 for the year ended December 31, 2015 to $23,588,344 for the year ended December 31, 2016, an increase in total other (loss) from $10,102,045 in 2015 to $19,811,419 in 2016, which in aggregate more than offset the year-over-year decrease in total expenses from $17,120,761 in 2015 to $14,765,272 in 2016 and a decrease in impairment charges from $3,636,431 in 2015 to a gain of $561,702 related to the release of credit reserves on certain legacy Non-Agency RMBS sold in 2016.

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

Other Income (Loss)

For the year ended December 31, 2016, our other income represented a loss of $19,811,419, which primarily reflects the impact of volatile interest rates, particularly in the first half of the year and the post-presidential election period, investment sales related to reduction in credit assets, Re-REMIC transactions effected during the year and a one-time other interest expense provision, in turn generating net realized losses on sales of investments $7,216,137, net realized losses of $3,089,001 on interest rate hedges, net unrealized losses on fair value option securities of $8,406,934 and net unrealized losses on mortgage servicing rights of $827,864. Additionally, we incurred net unrealized losses multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,219,530 and net unrealized losses on mortgage loans of $151,023. We also incurred a $1,860,000 other interest expense related to the deficiency dividend payment. These losses in aggregate more than offset net unrealized gains on interest rate hedges of $5,495,463, net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $404,720, net realized gain on mortgage loans of $94,187, net mortgage servicing income of $932,424 and net other income of $32,276. As noted earlier, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our consolidated statements of operations.

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

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2016 we recognized $561,702 in OTTI gains. For the year ended December 31, 2015 we recognized $3,636,431 in OTTI losses. The decrease in OTTI during the year ended December 31, 2016 reflected the release of credit reserves on certain legacy Non-Agency RMBS, all of which had been sold at year end. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Policies of the notes to our consolidated financial statements.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $13,948,681 for the year ended December 31, 2016, after accounting for preferred stock dividends of $3,522,036, representing an annualized loss of 7.37% on average stockholders’ equity of $189,211,689. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the year ended December 31, 2016, our comprehensive loss attributable to common stockholders was $20,384,850 which included $6,436,169 in total OCI. This represents an annualized loss of 10.77% on average stockholders’ equity.

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

HUNT COMPANIES FINANCE TRUST, INC.

November 13, 2018	/s/ James A. Briggs
James A. Briggs
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 to Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013 (the “2013 1st Quarter 10-Q”)).

3.2	Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3	Articles of Amendment, increasing the aggregate number of authorized shares of Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.2 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

3.4	Second Amended and Restated Bylaws of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.2 to the 2013 1st Quarter 10-Q).

4.1	Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“Pre-Effective Amendment No. 1”)).

4.2	Specimen Certificate representing the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-191787), which was filed with the Securities and Exchange Commission on December 9, 2013).

4.3	Form of Warrant as amended and restated on August 18, 2014 (incorporated by reference to Exhibit 4.2 to Five Oaks Investment Corp. Registration Statement on Form S-3 (File No. 333-198272), which was filed with the Securities and Exchange Commission on August 20, 2014).

10.1	Management Agreement, dated as of May 16, 2012 by and between Five Oaks Investment Corp. and Oak Circle Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Draft Registration Statement on Form S-11 (File No. 021-178729), which was confidentially submitted with the Securities and Exchange Commission on October 19, 2012 (“DRS”)).

10.2	Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto (incorporated by reference to Exhibit 10.2 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on December 20, 2012 (“IPO S-11”)).

10.3	Amended and Restated Letter Agreement dated as of March 25, 2013, between Five Oaks Investment Corp., Oak Circle Capital Partners LLC, XL Global, Inc., Messrs. Carroll, Chong, Comisso, Flynn and Oston, regarding Manager Equity Plan allocations (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on March 26, 2013 (“Post-Effective Amendment No. 1”)).

10.4†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1).

10.5	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Five Oaks Investment Corp. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35845), which was filed with the Securities and Exchange Commission on March 3, 2016 (the "2015 Form 10-K").

10.7	Amended and Restated Letter Agreement, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1).

10.8	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.9 to the IPO S-11).

10.9	Master Services Agreement, dated as of June 1, 2012, by and among Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Stone Coast Fund Services LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on February 21, 2013).

10.10	Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1).

10.11	Amendment No. 1, dated as of January 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1).

10.12	Amendment No. 2, dated as of March 20, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1).

10.13	Amendment No. 3, dated as of March 25, 2013, to the Subscription Agreement, dated as of May 16, 2012, between XL Investments Ltd and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1).

10.14	Master Repurchase Agreement, dated as of February 25, 2014, by and among Credit Suisse First Boston Mortgage Capital LLC as buyer, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845) filed with the Securities and Exchange Commission on February 26, 2014 (the “2014 February 8-K”)).

10.15	Guaranty, dated as of February 25, 2014, by Five Oaks Investment Corp. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the 2014 February 8-K).

10.16	Loan and Security Agreement dated as of July 18, 2014, between Bank of America, N.A. as lender, Five Oaks Acquisition Corp. as borrower (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on August 7, 2014 (the “2014 August 8-K”)).

10.17	Guaranty, dated as of July 18, 2014, by Five Oaks Investment Corp. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the 2014 August 8-K).

10.18	Master Repurchase Agreement dated as of July 29, 2014, by and among Barclays Bank PLC as purchaser and agent, Five Oaks Acquisition Corp. as seller and Five Oaks Investment Corp. as guarantor (incorporated by reference to Exhibit 10.3 to the 2014 August 8-K).

10.19	Guaranty, dated as of July 29, 2014, by Five Oaks Investment Corp. in favor of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the 2014 August 8-K).

10.20	Mortgage Loan Purchase and Servicing Agreement dated as of September 26, 2014, between Five Oaks Acquisition Corp., as seller and servicing administrator, and J.P. Morgan Mortgage Acquisition Corp., as purchaser (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on October 15, 2014 (the “2014 October 8-K”)).

10.21	Assignment, Assumption and Recognition Agreement dated as of October 9, 2014, by and among J.P. Morgan Acceptance Corporation I, J.P. Morgan Mortgage Trust 2014-OAK4, J.P. Morgan Mortgage Acquisition Corp. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the 2014 October 8-K).

10.22	Form of Mortgage Loan Purchase and Interim Servicing Agreement between Aggregator 1, as purchaser, and originator, as seller, with corresponding Form of Assignment, Assumption and Recognition Agreement among Aggregator 1, as assignor, Five Oaks Acquisition Corp, as assignee, and originator (incorporated by reference to Exhibit 10.6 to Five Oaks Investment Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2014 (the “2014 3rd Quarter 10-Q”)).

10.23	Form of Flow Sale and Interim Servicing Agreement between Aggregator 2, as purchaser, and originator, as seller and interim servicer, with corresponding Form of Assignment, Assumption and Recognition Agreement (Whole Loan Transfer), among Aggregator 2, as assignor, Five Oaks Acquisition Corp., as assignee, originator and servicer (incorporated by reference to Exhibit 10.7 to the 2014 3rd Quarter 10-Q).

10.24	Mortgage Loan Purchase and Sale Agreement, dated as of December 23, 2014, between Five Oaks Acquisition Corp. and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 12, 2015 (the “2015 January 8-K”)).

10.25	Certificate Purchase Agreement, dated December 22, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Five Oaks Acquisition Corp. and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.2 to the 2015 January 8-K).

10.26	Indemnity Letter, dated December 23, 2014, among Five Oaks Investment Corp., Credit Suisse Securities (USA) LLC and Credit Suisse First Boston Mortgage Securities Corp. (incorporated by reference to Exhibit 10.3 to the 2015 January 8-K).

10.27	Pooling And Servicing Agreement, dated as of December 1, 2014, among Credit Suisse First Boston Mortgage Securities Corp., Christiana Trust, Select Portfolio Servicing, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the 2015 January 8-K).

10.28	Master Repurchase Agreement, dated as of December 30, 2014, between Bank of America, N.A. and Five Oaks Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the 2015 January 8-K).

10.29	Guaranty, dated as of December 30, 2014, by Five Oaks Investment Corp., to and for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the 2015 January 8-K).

10.30	Mortgage Loan Purchase and Sale Agreement, dated April 30, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 7, 2015 (the “2015 May 8-K”)).

10.31	Pooling And Servicing Agreement, dated as of April 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 May 8-K).

10.32	Mortgage Loan Purchase and Sale Agreement, dated November 10, 2015, between Five Oaks Acquisition Corp. and Oaks Funding LLC. (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 16, 2015 (the “2015 November 8-K”)).

10.33	Pooling and Servicing Agreement, dated as of November 1, 2015, among Oaks Funding LLC, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Wilmington Savings Fund Society, FSB, d/b/a Christiana Trust, as trustee (incorporated by reference to Exhibit 10.2 to the 2015 November 8-K).

10.34	Processing Services Agreement, dated May 14, 2015, between Five Oaks Investment Corp. and SS&C Technologies, Inc., as amended by the Addendum to Processing Services Agreement, dated June 10, 2015 (incorporated by reference to Exhibit 10.34 to the 2015 Form 19-K).

10.35	Security Sale Agreement, dated as of April 25, 2016, between Five Oaks Investment Corp. and Oaks Funding II LLC (incorporated by reference to Exhibit 10.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on April 29, 2016 (the “2016 8-K”).

10.36	Trust Agreement, dated as of April 25, 2016, between Oaks Funding II LLC and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 10.2 to the 2016 8-K.

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Five Oaks Investment Corp.***

23.1	Consent of Grant Thornton LLP*

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
†	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Five Oaks Investment Corp. (now known as Hunt Companies Finance Trust, Inc.)

We have audited the accompanying consolidated balance sheets of Five Oaks Investment Corp. (now known as Hunt Companies Finance Trust, Inc.) (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 21 to the consolidated financial statements, the Company has restated its 2016 financial statements to correct errors.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017, except for

Note 21 as to which the date is

November 13, 2018

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	12/31/2016(1)	12/31/2015(1)
	(restated)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $876,121,505 and $571,086,035 for December 31, 2016 and December 31, 2015, respectively)	$870,929,601	$571,466,581
Mortgage loans held-for-sale, at fair value (includes pledged loans of $0 and $10,900,402 for December 31, 2016 and December 31, 2015, respectively)	2,849,536	10,900,402
Multi-family loans held in securitization trusts, at fair value	1,222,905,433	1,449,774,383
Residential loans held in securitization trusts, at fair value	141,126,720	411,881,097
Mortgage servicing rights, at fair value	3,440,809	4,268,673
Cash and cash equivalents	27,534,374	26,140,718
Restricted cash	10,355,222	8,174,638
Deferred offering costs	96,489	-
Accrued interest receivable	7,619,717	8,650,986
Dividends receivable	122	26,022
Investment related receivable	3,914,458	1,591,343
Derivative assets, at fair value	8,053,813	2,558,350
FHLB stock	-	2,403,000
Other assets	774,909	530,468

Total assets	$2,299,601,203	$2,498,366,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$804,811,000	$509,231,000
Mortgage loans held-for-sale	-	9,504,457
FHLB Advances	-	49,697,000
Multi-family securitized debt obligations	1,204,583,678	1,364,077,012
Residential securitized debt obligations	134,846,348	380,638,423
Accrued interest payable	5,467,916	6,574,699
Dividends payable	39,132	39,132
Deferred income	203,743	-
Due to broker	4,244,678	-
Fees and expenses payable to Manager	880,000	842,903
Other accounts payable and accrued expenses	2,057,843	267,507

Total liabilities	2,157,134,338	2,320,872,133

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at December, 2016 and December 31, 2015, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 17,539,258 and 14,656,394 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	175,348	146,409
Additional paid-in capital	204,264,868	189,037,702
Accumulated other comprehensive income (loss)	(6,831,940)	(395,771)
Cumulative distributions to stockholders	(89,224,194)	(55,803,240)
Accumulated earnings (deficit)	(3,074,189)	7,352,456

Total stockholders' equity	142,466,865	177,494,528

Total liabilities and stockholders' equity	$2,299,601,203	$2,498,366,661

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

See Notes 6 and 7 for further discussion

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(restated)
Revenues:
Interest income:
Available-for-sale securities	$23,475,765	$24,298,156	$16,560,338
Mortgage loans held-for-sale	430,986	2,097,702	3,634,264
Multi-family loans held in securitization trusts	58,587,780	68,016,595	21,158,102
Residential loans held in securitization trusts	10,585,191	19,986,204	4,438,634
Cash and cash equivalents	41,994	16,351	21,274
Interest expense:
Repurchase agreements - available-for-sale securities	(6,237,777)	(6,467,312)	(2,661,329)
Repurchase agreements - mortgage loans held-for-sale	(237,807)	(1,323,892)	(2,203,961)
Multi-family securitized debt obligations	(54,940,386)	(62,157,176)	(19,400,851)
Residential securitized debt obligations	(8,117,402)	(13,156,912)	(3,575,168)

Net interest income	23,588,344	31,309,716	17,971,303

Other-than-temporary impairments
(Increase) decrease in credit reserves	745,492	(745,492)	-
Additional other-than-temporary credit impairment losses	(183,790)	(2,890,939)	-

Total impairment losses recognized in earnings	561,702	(3,636,431)	-

Other income:
Realized gain (loss) on sale of investments, net	(7,216,137)	(533,832)	3,271,592
Change in unrealized gain (loss) on fair value option securities	(8,406,934)	(1,041,649)	-
Change in unrealized gain (loss) and net interest income from Linked Transactions	-	-	10,605,848
Realized gain (loss) on derivative contracts, net	(3,089,001)	(12,024,730)	(18,214,460)
Change in unrealized gain (loss) on derivative contracts, net	5,495,463	4,909,858	(2,931,249)
Realized gain (loss) on mortgage loans held-for-sale	94,187	1,216,314	(776,971)
Change in unrealized gain (loss) on mortgage loans held-for-sale	(151,023)	(197,179)	329,728
Change in unrealized gain (loss) on mortgage servicing rights	(827,864)	(671,957)	-
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(5,219,530)	6,097,000	1,473,485
Change in unrealized gain (loss) on residential loans held in securitization trusts	404,720	(8,153,474)	3,059,647
Other interest expense	(1,860,000)	-	-
Servicing income	932,424	211,878	-
Other income	32,276	85,726	59,590

Total other income (loss)	(19,811,419)	(10,102,045)	(3,122,790)

Expenses:
Management fee	2,472,353	2,774,432	2,627,592
General and administrative expenses	5,867,851	6,660,934	2,901,076
Operating expenses reimbursable to Manager	4,747,275	4,980,348	3,247,683
Other operating expenses	1,480,341	2,448,439	2,504,741
Compensation expense	197,452	256,608	253,635

Total expenses	14,765,272	17,120,761	11,534,727

Net income (loss) before provision for income taxes	(10,426,645)	450,479	3,313,786
(Provision for) benefit from income taxes	-	-	-
Net income (loss)	(10,426,645)	450,479	3,313,786

Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(2,887,296)

Net income (loss) attributable to common stockholders	$(13,948,681)	$(3,071,557)	$426,490

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(13,948,681)	$(3,071,557)	$426,490
Weighted average number of shares of common stock outstanding	14,641,701	14,721,074	12,358,587
Basic and diluted income (loss) per share	$(0.95)	$(0.21)	$0.03
Dividends declared per share of common stock	$2.04	$1.35	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(restated)
Net income (loss)	(10,426,645)	$450,479	$3,313,786

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(100,937)	(14,776,266)	10,845,303
Reclassification adjustment for net gain (loss) included in net income (loss)	(5,589,740)	1,969,108	7,458,001
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	(745,492)	745,492	-
Reclassification cumulative adjustment for Linked Transactions	-	4,457,544	-

Total other comprehensive income (loss)	(6,436,169)	(7,604,122)	18,303,304

Less: Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(2,887,296)

Comprehensive income (loss) attributable to common stockholders	(20,384,850)	$(10,675,679)	$18,729,794

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

						Accumulated
					Additional	Other	Cumulative	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Distributions to	Earnings	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	(Deficit)	Equity
Balance at January 1, 2014	800,000	$18,060,898	7,389,250	$73,563	$110,129,489	$(11,094,954)	$(11,289,370)	$8,045,736	$113,925,362
Issuance of common stock, net	-	-	7,339,000	73,390	79,189,928	-	-	-	79,263,318
Issuance of preferred stock, net	810,000	19,096,074	-	-	-	-	-	-	19,096,074
Restricted stock compensation expense	-	-	(9,500)	-	13,457	-	-	-	13,457
Net income	-	-	-	-	-	-	-	3,313,786	3,313,785
Other comprehensive income (loss)	-	-	-	-	-	18,303,304	-	-	18,303,305
Common dividends declared	-	-	-	-	-	-	(18,229,875)	-	(18,229,875)
Preferred dividends declared	-	-	-	-	-	-	(2,887,296)	-	(2,887,296)
Balance at December 31, 2014	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,351	$(32,406,541)	$11,359,521	$212,798,130

Balance at January 1, 2015	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,351	$(32,406,541)	$11,359,521	$212,798,130
Issuance of common stock, net	-	-	14,000	140	(140)	-	-	-	-
Cost of issuing common stock	-	-	-	-	-	-	-	-	-
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Issuance of treasury stock, net	-	-	(68,356)	(684)	(358,307)	-	-	-	(358,991)
Restricted stock compensation expense	-	-	(8,000)	-	63,275	-	-	-	63,275
Net income	-	-	-	-	-	-	-	450,479	450,479
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	(14,776,266)	-	-	(14,776,266)
Reclassification adjustment for net gain (loss) included in net income	-	-	-	-	-	1,969,108	-	-	1,969,108
Reclassification cumulative adjustments for Linked Transactions	-	-	-	-	-	4,457,544	-	(4,457,544)	-
Reclassification adjustment for other-than-temporary impairments included in net income	-	-	-	-	-	745,492	-	-	745,492
Common dividends declared	-	-	-	-	-	-	(19,874,663)	-	(19,874,663)
Preferred dividends declared	-	-	-	-	-	-	(3,522,036)	-	(3,522,036)
Balance at December 31, 2015	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
(restated)		-
Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
Issuance of common stock, net	-	-	2,952,364	29,524	15,477,118	-	(15,506,642)	-	-
Cost of issuing common stock	-	-	-	-	(2,757)	-	-	-	(2,757)
Issuance of preferred stock, net	-	-	-	-	-	-	-	-	-
Redemption of preferred stock, net	-	-	-	-	-	-	-	-	-
Purchase of treasury stock, net	-	-	(58,500)	(585)	(282,980)	-	-	-	(283,565)
Restricted stock compensation expense	-	-	(11,000)	-	35,785	-	-	-	35,785
Net income (loss)	-	-	-	-	-	-	-	(10,426,645)	(10,426,645)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	-	-	-	-	-	(100,937)	-	-	(100,937)
Reclassification adjustment for net gain (loss) included in net income (loss)	-	-	-	-	-	(5,589,740)	-	-	(5,589,740)
Reclassification cumulative adjustments for Linked Transactions	-	-	-	-	-	-	-	-	-
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	-	-	-	-	(745,492)	-		(745,492)
Common dividends declared	-	-	-	-	-	-	(14,392,276)	-	(14,392,276)
Preferred dividends declared	-	-	-	-	-	-	(3,522,036)	-	(3,522,036)
Balance at December 31, 2016	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(6,831,940)	$(89,224,194)	$(3,074,189)	$142,466,865

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(restated)
Cash flows from operating activities:
Net income (loss)	$(10,426,645)	$450,479	$3,313,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	(561,702)	3,636,431	-
Amortization/accretion of available-for-sale securities premiums and discounts, net	(6,751,667)	(13,210,849)	(4,705,639)
Realized (gain) loss on sale of investments, net	7,216,137	533,832	3,877,356
Realized (gain) loss on derivative contracts	3,089,001	12,024,730	18,214,460
Realized (gain) loss on mortgage loans held-for-sale	(94,187)	(1,216,314)	776,971
Unrealized (gain) loss on fair value option securities	8,406,934	1,041,649	-
Unrealized (gain) loss on Linked Transactions, net	-	-	1,966,726
Unrealized (gain) loss on derivative contracts	(5,495,463)	(4,909,858)	2,931,249
Unrealized (gain) loss on mortgage loans held-for-sale	151,023	197,179	(329,728)
Unrealized (gain) loss on mortgage servicing rights	827,864	671,957	-
Unrealized (gain) loss on multi-family loans held in securitization trusts	5,219,530	(6,097,000)	(1,473,485)
Unrealized (gain) loss on residential loans held in securitization trusts	(404,720)	8,153,474	(3,059,647)
Restricted stock compensation expense	35,785	63,275	13,457
Net change in:
Accrued interest receivable	(707,019)	1,204,188	(1,874,785)
Deferred offering costs	(96,489)	945,661	187,457
Dividends receivable	25,900	(26,022)	-
Other assets	(244,441)	(458,869)	(5,052)
Accrued interest payable	119,993	(693,848)	501,584
Deferred income	203,743	-	-
Fees and expenses payable to Manager	37,097	(219,097)	732,000
Other accounts payable and accrued expenses	1,790,336	(27,522)	(322,485)

Net cash provided by operating activities	2,341,010	2,063,476	20,744,225

Cash flows from investing activities:
Purchase of available-for-sale securities	(585,984,081)	(241,590,864)	(521,681,124)
Purchase of mortgage loans held-for-sale	(14,772,535)	(502,308,627)	(451,629,615)
Purchase of mortgage servicing rights	-	(4,940,630)	-
Purchase of FHLBI stock	-	(2,403,000)	-
Proceeds from sales of available-for-sale securities	263,153,843	333,672,932	296,246,293
Proceeds from mortgage loans held-for-sale	22,490,929	531,673,280	388,053,342
Proceeds from FHLBI stock	2,403,000	-	-
Net proceeds from (payments for) derivative contracts	(3,089,001)	(11,940,730)	(17,878,460)
Principal payments from available-for-sale securities	96,655,967	70,476,212	45,077,314
Principal payments from mortgage loans held-for-sale	275,636	15,432,462	8,450,648
Investment related receivable	(2,323,115)	-	506,892
Restricted cash	(2,180,584)	3,226,007	1,942,528
Due to broker	4,244,678	-	-

Net cash (used in) provided by investing activities	(219,125,263)	191,297,042	(250,912,182)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,503,885	-	79,263,318
Net proceeds from issuance of preferred stock	-	-	19,096,074
Purchase of treasury stock	(283,565)	(358,991)	-
Change in deferred offering costs	-	-	(1,133,118)
Dividends paid on common stock	(29,898,918)	(19,874,663)	(18,229,875)
Dividends paid on preferred stock	(3,522,036)	(3,522,036)	(2,890,665)
Proceeds from repurchase agreements - available-for-sale securities	7,940,492,000	5,951,792,999	4,528,080,286
Proceeds from repurchase agreements - mortgage loans held-for-sale	16,405,081	66,937,322	401,295,517
Proceeds from FHLBI advances	-	155,497,000	-
Payments for FHLBI advances	(49,697,000)	(105,800,000)	-
Principal repayments of repurchase agreements - available-for-sale securities	(7,644,912,000)	(6,136,468,999)	(4,395,638,286)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	(25,909,538)	(107,696,717)	(351,031,665)
Net cash (paid) on securities underlying Linked Transactions	-	-	(117,544,275)
Net cash received from repurchase agreements underlying Linked Transactions	-	-	88,112,000

Net cash (used in) provided by financing activities	218,177,909	(199,494,085)	229,379,311

Net increase (decrease) in cash and cash equivalents	1,393,656	(6,133,567)	(788,646)

Cash and cash equivalents, beginning of period	26,140,718	32,274,285	33,062,931

Cash and cash equivalents, end of period	$27,534,374	$26,140,718	$32,274,285

Supplemental disclosure of cash flow information
Cash paid for interest	$6,355,591	$8,554,565	$4,363,706

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$39,132	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$(6,436,169)	$(7,604,122)	$18,303,304
Consolidation of multi-family loans held in securitization trusts	$1,227,523,075	$1,455,155,339	$1,677,847,006
Consolidation of residential loans held in securitization trusts	$141,597,866	$413,327,217	$507,423,695
Consolidation of multi-family securitized debt obligations	$1,209,181,035	$1,369,124,789	$1,676,373,521
Consolidation of residential securitized debt obligations	$135,223,045	$381,791,476	$433,698,636
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$210,238,658	$-
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$-	$149,293,000	$-

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
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(Continued)

The following tables present the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Agency	Non-Agency (1)	Multi-Family	Total
Face Value	$779,219,115	$4,393,771	$100,907,815	$884,520,701
Unamortized premium	17,748,138	-	-	17,748,138
Unamortized discount
Designated credit reserve and OTTI (2)	-	(1,929,833)	-	(1,929,833)
Net, unamortized	(1,311,292)	(369,887)	(26,160,083)	(27,841,262)
Amortized Cost	795,655,961	2,094,051	74,747,732	872,497,744
Gross unrealized gain	2,663,975	234,647	509,519	3,408,141
Gross unrealized (loss)	(8,129,703)	-	(2,110,685)	(10,240,388)
Fair Value	$790,190,233	$2,328,698	$73,146,566	$865,665,497

	December 31, 2015
	Agency	Non-Agency (1)	Multi - Family	Total
Face Value	$370,394,525	$116,954,842	$138,829,925	$626,179,292
Unamortized premium	5,745,862	80,257	-	5,826,119
Unamortized discount
Designated credit reserve and OTTI (2)	-	(8,891,565)	-	(8,891,565)
Net, unamortized	(1,929,145)	(22,101,062)	(33,250,068)	(57,280,275)
Amortized Cost	374,211,242	86,042,472	105,579,857	565,833,571
Gross unrealized gain	3,234,673	1,099,957	913,556	5,248,186
Gross unrealized (loss)	(2,112,858)	(1,808,973)	(2,467,616)	(6,389,447)
Fair Value	$375,333,057	$85,333,456	$104,025,797	$564,692,310

(1)	Non-Agency AFS does not include interest-only securities with a notional amount of $509,109,248, book value of $14,712,374 unrealized loss of $9,448,271 and a fair value of $5,264,104 at December 31, 2016 and a notional amount of $428,230,275, book value of $7,815,919 unrealized loss of $1,041,649 and a fair value of $6,774,271 at December 31, 2015

(2)	Discount designated as Credit Reserve and amount related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed reflect Credit Reserve of $1,929,833 and $8,146,073 at December 31, 2016 and December 31, 2015, respectively, and OTTI of ($745,492) and $745,492 at December 31, 2016 and December 31, 2015, respectively.

At December 31, 2016, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

The Company recognized credit-related OTTI gains through earnings of $0.56 million related to the release of credit reserves on certain legacy Non-Agency RMBS, all of which had been sold at year end and $3.64 million on four Non-Agency RMBS during the years ended December 31, 2016 and December 31, 2015, respectively.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(continued)

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
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(Continued)

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

Unrealized gains and losses on the Company’s AFS securities except Non-Agency RMBS IOs are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss). For the year ended December 31, 2016 the Company had unrealized gains (losses) on AFS securities of ($6,436,169). For the years ended December 31, 2015, and December 31, 2014, the Company had unrealized gains (losses) on AFS securities of ($7,604,122) and $18,303,304, respectively.

The following tables present components of interest income on the Company’s AFS securities for the years December 31, 2016, December 31, 2015, December 31, 2014:

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (as restated)(Continued)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 16 – STOCKHOLDERS’ EQUITY (continued)

The following table presents a summary of the Company’s common stock repurchases under the Repurchase Program during the year ended December 31, 2016:

Month Purchased	Total Number of Shares Repurchased	Weighted Average Price Paid per Share (1)	Total Cost of Shares Repurchased
January 2016	58,500.00	$4.87	$284,885

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
December 31, 2016

NOTE 17 – EARNINGS PER SHARE (as restated)

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

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Net income (loss)		$(10,426,645)		$450,479		$3,313,785

Less dividends paid:
Common stock	$29,898,918		$19,874,663		$18,229,875
Preferred stock	3,522,036		3,522,036		2,887,296
		33,420,954		23,396,699		21,117,171
Undistributed earnings		$(43,847,599)		$(22,946,220)		$(17,803,386)

	Unvested Share-Based		Unvested Share-Based		Unvested Share-Based
	Payment Awards	Common Stock	Payment Awards	Common Stock	Payment Awards	Common Stock

Distributed earnings	$2.04	$2.04	$1.35	$1.35	$1.47	$1.47
Undistributed earnings (deficit)	(2.99)	(2.99)	(1.56)	(1.56)	(1.44)	(1.44)
Total	$(0.95)	$(0.95)	$(0.21)	$(0.21)	$0.03	$0.03

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

NOTE 19 – INCOME TAXES (as restated)

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

NOTE 19 – INCOME TAXES (as restated)(continued)

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(10,426)	450	3,313
GAAP net loss (income) from REIT operations	9,090	(1,826)	(3,650)
GAAP net income (loss) of taxable subsidiary	(1,336)	(1,376)	(337)
Capitalized transaction fees	(41)	(41)	596
Unrealized gain (loss)	1,964	2,041	(3,670)
Deferred income	204	-	-
Tax income (loss) of taxable subsidiary before utilization of net operating losses	791	624	(3,411)
Utilizations of net operating losses	(791)	(624)	-
Net tax income of taxable subsidiaries	-	-	-

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of December 31, 2016	As of December 31, 2015
Accumulated net operating losses of TRS	758	1,058
Unrealized gain (loss)	127	(618)
Capitalized transaction costs	196	210
Deferred income	77	-
AMT Credit	12	9
Deferred tax asset	1,170	659
Valuation allowance	(1,170)	(659)
Net non-current deferred tax asset (liability)	-	-

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
December 31, 2016

NOTE 19 – INCOME TAXES (as restated)(continued)

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

NOTE 21 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, the Company determined that it had improperly accounted for unrealized losses on Residential Mortgage-Backed Securities (“RMBS”) Interest Only Certificates (“RMBS IOs”) upon our deconsolidation of the JPMMT 2014-OAK4 Trust and incorrectly reported releases of credit reserves relating to certain RMBS upon their sale in 2016. The unrealized losses on the RMBS IOs were incorrectly reported through other comprehensive income (loss) instead of through unrealized gain (loss) on fair value options securities for the fiscal year ended December 31, 2016. The release of credit reserves was incorrectly reported through other comprehensive income (loss) instead of through our consolidated statement of operations for the fiscal year ended December 31, 2016. While having no impact on total stockholders’ equity, as a result of these errors, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our consolidated balance sheet as of December 31, 2016.

The following tables represent the restated audited consolidated balance sheet, restated audited consolidated statement of operations, restated audited statement of other comprehensive income and restated statement of cash flows as of, and for the year ended December 31, 2016.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2016
	As previously reported	Restatement adjustments	As restated

ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $876,121,505 for December 31, 2016	$870,929,601	$-	$870,929,601
Mortgage loans held-for-sale, at fair value	2,849,536	-	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,222,905,433	-	1,222,905,433
Residential loans held in securitization trusts, at fair value	141,126,720	-	141,126,720
Mortgage servicing rights, at fair value	3,440,809	-	3,440,809
Cash and cash equivalents	27,534,374	-	27,534,374
Restricted cash	10,355,222	-	10,355,222
Deferred offering costs	96,489	-	96,489
Accrued interest receivable	7,619,717	-	7,619,717
Dividends receivable	122	-	122
Investment related receivable	3,914,458	-	3,914,458
Derivative assets, at fair value	8,053,813	-	8,053,813
Other assets	774,909	-	774,909

Total assets	$2,299,601,203	$-	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$804,811,000	$-	$804,811,000
Multi-family securitized debt obligations	1,204,583,678	-	1,204,583,678
Residential securitized debt obligations	134,846,348	-	134,846,348
Accrued interest payable	5,467,916	-	5,467,916
Dividends payable	39,132	-	39,132
Deferred income	203,743	-	203,743
Due to broker	4,244,678	-	4,244,678
Fees and expenses payable to Manager	880,000	-	880,000
Other accounts payable and accrued expenses	2,057,843	-	2,057,843

Total liabilities	2,157,134,338	-	2,157,134,338

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at December 31, 2016	37,156,972	-	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 17,539,258 shares issued and outstanding, at December 31, 2016	175,348	-	175,348
Additional paid-in capital	204,264,868	-	204,264,868
Accumulated other comprehensive income (loss)	(9,268,630)	2,436,690	(6,831,940)
Cumulative distributions to stockholders	(89,224,194)	-	(89,224,194)
Accumulated earnings (deficit)	(637,499)	(2,436,690)	(3,074,189)

Total stockholders' equity	142,466,865	-	142,466,865

Total liabilities and stockholders' equity	$2,299,601,203	$-	$2,299,601,203

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31, 2016
	As previously reported	Restatement adjustments	As restated

Revenues:
Interest income:
Available-for-sale securities	$23,475,765	$-	$23,475,765
Mortgage loans held-for-sale	430,986	-	430,986
Multi-family loans held in securitization trusts	58,587,780	-	58,587,780
Residential loans held in securitization trusts	10,585,191	-	10,585,191
Cash and cash equivalents	41,994	-	41,994
Interest expense:	-
Repurchase agreements - available-for-sale securities	(6,237,777)	-	(6,237,777)
Repurchase agreements - mortgage loans held-for-sale	(237,807)	-	(237,807)
Multi-family securitized debt obligations	(54,940,386)	-	(54,940,386)
Residential securitized debt obligations	(8,117,402)	-	(8,117,402)
Net interest income	23,588,344	-	23,588,344

Other-than-temporary impairments
Increase in credit reserves	(541,342)	1,286,834	745,492
Additional other-than-temporary credit impairment losses	(183,790)	-	(183,790)
Total impairment losses recognized in earnings	(725,132)	1,286,834	561,702

Other income:
Realized gain (loss) on sale of investments, net	(7,216,137)	-	(7,216,137)
Change in unrealized gain (loss) on fair value option securities	(4,683,410)	(3,723,524)	(8,406,934)
Realized gain (loss) on derivative contracts, net	(3,089,001)	-	(3,089,001)
Change in unrealized gain (loss) on derivative contracts, net	5,495,463	-	5,495,463
Realized gain (loss) on mortgage loans held-for-sale	94,187	-	94,187
Change in unrealized gain (loss) on mortgage loans held-for-sale	(151,023)	-	(151,023)
Change in unrealized gain (loss) on mortgage service rights	(827,864)	-	(827,864)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(5,219,530)	-	(5,219,530)
Change in unrealized gain (loss) on residential loans held in securitization trusts	404,720	-	404,720
Tax interest expense	(1,860,000)	-	(1,860,000)
Servicing income	932,424	-	932,424
Other income	32,276	-	32,276
Total other income (loss)	(16,087,895)	(3,723,524)	(19,811,419)

Expenses:
Management fee	2,472,353	-	2,472,353
General and administrative expenses	5,867,851	-	5,867,851
Operating expenses reimbursable to Manager	4,747,275	-	4,747,275
Other operating expenses	1,480,341	-	1,480,341
Compensation expense	197,452	-	197,452
Total expenses	14,765,272	-	14,765,272
Net income (loss)	(7,989,955)	(2,436,690)	(10,426,645)
Dividends to preferred stockholders	(3,522,036)	-	(3,522,036)
Net income (loss) attributable to common stockholders	$(11,511,991)	$(2,436,690)	$(13,948,681)

Earnings (loss) per share:
Net income attributable to common stockholders (basic and diluted)	$(11,511,991)	$(2,436,690)	$(13,948,681)
Weighted average number of shares of common stock outstanding	14,641,701	14,641,701	14,641,701
Basic and diluted income per share	$(0.79)	$(0.17)	$(0.95)
Dividends declared per share of common stock	$2.04	$-	$2.04

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2016
	As previously reported	Restatement adjustments	As restated

Net income	$(7,989,955)	$(2,436,690)	$(10,426,645)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain on available-for-sale securities, net	(3,824,461)	3,723,524	(100,937)
Reclassification adjustment for net gain (loss) included in net income	(5,589,740)	-	(5,589,740)
Reclassification adjustment for other-than-temporary impairments included in net income	541,342	(1,286,834)	(745,492)
Total other comprehensive income (loss)	(8,872,859)	2,436,690	(6,436,169)
Less: Dividends to preferred stockholders	(3,522,036)	-	(3,522,036)
Comprehensive income (loss) attributable to common stockholders	$(20,384,850)	$-	$(20,384,850)

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	December 31, 2016
	As previously reported		Restatement adjustments		As restated

Cash flows from operating activities:
Net income (loss)		$(7,989,955)		$(2,436,690)		$(10,426,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges		725,132		(1,286,834)		(561,702)
Amortization/accretion of available-for-sale securities premiums and discounts, net		(6,751,667)		-		(6,751,667)
Realized (gain) loss on sale of investments, net		7,216,137		-		7,216,137
Realized (gain) loss on derivative contracts		3,089,001		-		3,089,001
Realized (gain) loss on mortgage loans held-for-sale		(94,187)		-		(94,187)
Unrealized (gain) loss on fair value option securities		4,683,410		3,723,524		8,406,934
Unrealized (gain) loss on derivative contracts		(5,495,463)		-		(5,495,463)
Unrealized (gain) loss on mortgage loans held-for-sale		151,023		-		151,023
Unrealized (gain) loss on mortgage service rights		827,864		-		827,864
Unrealized (gain) loss on multi-family loans held in securitization trusts		5,219,530		-		5,219,530
Unrealized (gain) loss on residential loans held in securitization trusts		(404,720)		-		(404,720)
Restricted stock compensation expense		35,785		-		35,785
Net change in:
Accrued interest receivable		(707,019)		-		(707,019)
Deferred offering costs		(96,489)		-		(96,489)
Dividends receivable		25,900		-		25,900
Other assets		(244,441)		-		(244,441)
Accrued interest payable		119,993		-		119,993
Deferred income		203,743		-		203,743
Fees and expenses payable to Manager		37,097		-		37,097
Other accounts payable and accrued expenses		1,790,336		-		1,790,336
Net cash provided by operating activities		2,341,010		-		2,341,010

Cash flows from investing activities:
Purchase of available-for-sale securities		(585,984,081)		-		(585,984,081)
Purchase of mortgage loans held-for-sale		(14,772,535)		-		(14,772,535)
Proceeds from sales of available-for-sale securities		263,153,843		-		263,153,843
Proceeds from mortgage loans held-for-sale		22,490,929		-		22,490,929
Proceeds from FHLBI stock		2,403,000		-		2,403,000
Net proceeds from (payments for) derivative contracts		(3,089,001)		-		(3,089,001)
Principal payments from available-for-sale securities		96,655,967		-		96,655,967
Principal payments from mortgage loans held-for-sale		275,636		-		275,636
Investment related receivable		(2,323,115)		-		(2,323,115)
Restricted cash		(2,180,584)		-		(2,180,584)
Due to broker		4,244,678		-		4,244,678
Net cash used in investing activities		(219,125,263)		-		(219,125,263)

Cash flows from financing activities:
Net proceeds from issuance of common stock		15,503,885		-		15,503,885
Purchase of treasury stock		(283,565)		-		(283,565)
Dividends paid on common stock		(29,898,918)		-		(29,898,918)
Dividends paid on preferred stock		(3,522,036)		-		(3,522,036)
Proceeds from repurchase agreements - available-for-sale securities		7,940,492,000		-		7,940,492,000
Proceeds from repurchase agreements - mortgage loans held-for-sale		16,405,081		-		16,405,081
Payments for FHLBI advances		(49,697,000)		-		(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities		(7,644,912,000)		-		(7,644,912,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale		(25,909,538)		-		(25,909,538)
Net cash provided by financing activities		218,177,909		-		218,177,909
Net increase (decrease) in cash and cash equivalents		1,393,656		-		1,393,656
Cash and cash equivalents, beginning of period		26,140,718		-		26,140,718
Cash and cash equivalents, end of period		$27,534,374		$-		$27,534,374

Supplemental disclosure of cash flow information
Cash paid for interest		$6,355,591		$-		$6,355,591

Non-cash investing and financing activities information	$		$		$
Dividends declared but not paid at end of period		$39,132		$-		$39,132
Net change in unrealized gain (loss) on available-for-sale securities		$(8,872,859)		$2,436,690		$(6,436,169)
Consolidation of multi-family loans held in securitization trusts		$1,227,523,075		$-		$1,227,523,075
Consolidation of residential loans held in securitization trusts		$141,597,866		$-		$141,597,866
Consolidation of multi-family securitized debt obligations		$1,209,181,035		$-		$1,209,181,035
Consolidation of residential securitized debt obligations		$135,223,045		$-		$135,223,045

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters.

	2016 Quarter Ended (as restated *)
	March 31	June 30 *	September 30 *	December 31*
Total interest income	$24,617	$23,610	$22,733	$22,162
Total interest expense	(18,857)	(17,837)	(16,580)	(16,259)
Net interest income	5,760	5,772	6,153	5,903
Other-than-temporary impairment	(21)	(146)	(204)	933
Other income (loss)	(18,275)	(9,561)	(908)	8,932
Total expenses	4,412	3,864	3,191	3,298
Net income (loss)	(16,948)	(7,800)	1,851	12,470
Net income (loss) attributable to common shareholders (basic and diluted)	(17,828)	(8,671)	970	11,580
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	(17,828)	(8,671)	970	11,580
Weighted average number of shares of common stock outstanding:	14,605,515	14,597,894	14,600,193	14,762,006
Basic and diluted income (loss) per share	(1.22)	(0.59)	0.07	0.78

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$31,043	$29,632	$27,401	$26,338
Total interest expense	(21,940)	(21,062)	(20,301)	(19,801)
Net interest income	9,103	8,570	7,100	6,537
Other-than-temporary impairment	(4,868)	567	(351)	1,016
Other income (loss)	(5,232)	(1,216)	(4,944)	1,289
Total expenses	4,133	4,120	3,505	5,363
Net income (loss)	(5,130)	3,801	(1,699)	3,479
Net income (loss) attributable to common shareholders (basic and diluted)	(6,011)	2,930	(2,579)	2,588
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	(6,011)	2,930	(2,579)	2,588
Weighted average number of shares of common stock outstanding:	14,718,750	14,721,492	14,724,750	14,719,632
Basic and diluted income (loss) per share	(0.41)	0.20	(0.18)	0.18

Schedule IV – Mortgage Loans on

Real Estate (1)

(dollars in thousands)

Asset Type	Rate	Final Maturity Date	Periodic Payment Terms	Face Amount	Carrying Amount
Residential whole loan at fair value	3.625%	4/1/2030	P&I	$558	$559
Residential whole loan at fair value	4.375%	11/1/2044	P&I	502	507
Residential whole loan at fair value	3.750%	5/1/2046	P&I	509	498
Residential whole loan at fair value	4.375%	6/1/2046	P&I	585	591
Residential whole loan at fair value	4.125%	7/1/2046	P&I	696	695
				$2,850	$2,850

(1) No loans subject to delinquent principal or interest

Reconciliation

Beginning Balance	10,650,566
Additions during period
Mortgage loans purchased	14,650,573
Other	3,215
Deductions during period
Mortgage loans sold	(22,169,409)
Amortization	(284,963)
Ending Balance	2,849,981