Form 10-Q/A
period 2017-03-31
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)

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
230 Park Avenue, 19th floor, New York, New York, 10169
(Address of principal executive office) (Zip Code)
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

EXPLANATORY NOTE

As used in the in this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2017 (the “Form 10-Q/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc. (known as Five Oaks Investment Corp. at the time of the filing of the Original Filing, as defined below), a Maryland Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2017 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 and to make related revisions to certain other disclosures in the Original Filing as a result of the concurrent filing of our Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2016. Further explanation regarding the restatement is set forth in Note 20 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement of:

•Part I - Item 1 - Financial Statements (Unaudited)
•Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation
•Part I - Item 4 - Controls and Procedures
•Part II - Item 6 - Exhibits

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

FIVE OAKS INVESTMENT CORP.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	3/31/2017 (1)	12/31/2016 (1)
	(unaudited)
ASSETS	(restated)
Available-for-sale securities, at fair value (includes pledged securities of $1,040,598,558 and $876,121,505 for March 31, 2017 and December 31, 2016, respectively)	$1,035,720,870	$870,929,601
Mortgage loans held-for-sale, at fair value	2,822,751	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,215,157,038	1,222,905,433
Residential loans held in securitization trusts, at fair value	132,454,523	141,126,720
Mortgage servicing rights, at fair value	3,314,363	3,440,809
Cash and cash equivalents	32,713,356	27,534,374
Restricted cash	7,693,120	10,355,222
Deferred offering costs	96,532	96,489
Accrued interest receivable	8,078,915	7,619,717
Investment related receivable	2,193,766	3,914,458
Derivative assets, at fair value	4,976,938	8,053,813
Other assets	724,267	775,031

Total assets	$2,445,946,439	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$971,225,000	$804,811,000
Multi-family securitized debt obligations	1,195,536,818	1,204,583,678
Residential securitized debt obligations	126,535,978	134,846,348
Accrued interest payable	5,534,935	5,467,916
Dividends payable	39,132	39,132
Deferred income	200,534	203,743
Due to broker	915,590	4,244,678
Fees and expenses payable to Manager	709,000	880,000
Other accounts payable and accrued expenses	376,632	2,057,843

Total liabilities	2,301,073,619	2,157,134,338

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 17,539,258 and 17,539,258 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	175,348	175,348
Additional paid-in capital	204,262,178	204,264,868
Accumulated other comprehensive income (loss)	(3,281,038)	(6,831,940)
Cumulative distributions to stockholders	(92,735,592)	(89,224,194)
Accumulated earnings (deficit)	(705,048)	(3,074,189)

Total stockholders' equity	144,872,820	142,466,865

Total liabilities and stockholders' equity	$2,445,946,439	$2,299,601,203

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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
(restated)	Shares	Par Value	Shares	Par Value
Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(6,831,940)	$(89,224,194)	$(3,074,189)	$142,466,865
Issuance of common stock, net	—	—	—	—	—	—	—	—	—
Cost of issuing common stock	—	—	—	—	(9,310)	—	—	—	(9,310)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	6,620	—	—	—	6,620
Net income (loss)	—	—	—	—	—	—	—	2,369,141	2,369,141
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	3,699,186	—	—	3,699,186
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	(148,284)	—	—	(148,284)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—		—
Common dividends declared	—	—	—	—	—	—	(2,630,889)	—	(2,630,889)
Preferred dividends declared	—	—	—	—	—	—	(880,509)	—	(880,509)
Balance at March 31, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,262,178	$(3,281,038)	$(92,735,592)	$(705,048)	$144,872,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,369,141	$(16,947,614)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	—	20,994
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,399,788)	(1,855,886)
Realized (gain) loss on sale of investments, net	9,317,003	6,383,153
Realized (gain) loss on derivative contracts	(2,233,051)	1,585,541
Realized (gain) loss on mortgage loans held-for-sale	174	986
Unrealized (gain) loss on fair value option securities	(9,448,270)	371,095
Unrealized (gain) loss on derivative contracts	3,077,088	8,462,400
Unrealized (gain) loss on mortgage loans held-for-sale	3,709	(197,902)
Unrealized (gain) loss on mortgage servicing rights	126,446	900,288
Unrealized (gain) loss on multi-family loans held in securitization trusts	(1,299,630)	(1,536,317)
Unrealized (gain) loss on residential loans held in securitization trusts	368,343	2,554,077
Restricted stock compensation expense	6,620	17,139
Net change in:
Accrued interest receivable	(357,733)	120,710
Deferred offering costs	(43)	—
Other assets	50,764	5,670
Accrued interest payable	(39,796)	(100,868)
Deferred income	(3,209)	—
Fees and expenses payable to Manager	(171,000)	94,524
Other accounts payable and accrued expenses	(1,681,211)	776,332

Net cash (used in) provided by operating activities	(1,314,443)	654,322

Cash flows from investing activities:
Purchase of available-for-sale securities	(229,808,786)	—
Purchase of mortgage loans held-for-sale	—	(1,766,074)
Proceeds from sales of available-for-sale securities	46,285,304	82,592,076
Proceeds from FHLBI stock	—	1,372,500
Net proceeds from (payments for) derivative contracts	2,233,051	(1,585,541)
Principal payments from available-for-sale securities	23,814,162	14,493,260
Principal payments from mortgage loans held-for-sale	22,696	57,085
Investment related receivable	1,720,692	(280,349)
Due from broker	(3,329,088)	—

Net cash (used in) provided by investing activities	(159,061,969)	94,882,957

Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	(9,310)	—
Purchase of treasury stock	—	(283,565)
Dividends paid on common stock	(2,630,889)	(2,630,021)
Dividends paid on preferred stock	(880,509)	(880,509)
Proceeds from repurchase agreements - available-for-sale securities	2,720,168,000	1,340,766,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	—	5,282,255
Payments for FHLBI advances	—	(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities	(2,553,754,000)	(1,389,724,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	—	(5,433,357)

Net cash (used in) provided by financing activities	162,893,292	(102,600,197)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,516,880	(7,062,918)

Cash, cash equivalents and restricted cash, beginning of period	37,889,596	34,315,356

Cash, cash equivalents and restricted cash, end of period	$40,406,476	$27,252,438

Supplemental disclosure of cash flow information
Cash paid for interest	$4,147,592	$1,666,481

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$3,550,902	$(1,101,326)
Consolidation of multi-family loans held in securitization trusts	$1,219,903,501	$1,438,864,444
Consolidation of residential loans held in securitization trusts	$132,898,313	$397,903,036
Consolidation of multi-family securitized debt obligations	$1,200,261,830	$1,351,297,578
Consolidation of residential securitized debt obligations	$126,891,835	$369,043,007

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

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on November 13, 2018.

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of March 31, 2017	As of December 31, 2016

GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	2,369	$(10,426)
GAAP net loss (income) from REIT operations	(2,304)	9,090
GAAP net income (loss) of taxable subsidiary	65	(1,336)
Capitalized transaction fees	(10)	(41)
Unrealized gain (loss)	184	1,964
Deferred income	(3)	204
Tax income of taxable subsidiary before utilization of net operating losses	236	791
Utilizations of net operating losses	(236)	(791)
Net tax income of taxable subsidiaries	—	$—

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)
NOTE 19 – INCOME TAXES (Continued)

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016

Accumulated net operating losses of TRS	668	758
Unrealized gain	197	127
Capitalized transaction costs	192	196
Deferred income	76	77
AMT Credit	12	12
Deferred tax asset (liability)	1,145	1,170
Valuation allowance	(1,145)	(1,170)
Net non-current deferred tax asset (liability)	—	—

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

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As a result of the filing of our Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2016, the Company determined it had incorrectly stated accumulated other comprehensive income (loss) and accumulated earnings (deficit) by equal and offsetting amounts in our condensed consolidated balance sheet as of March 31, 2017. The following table represents the restated unaudited condensed consolidated balance sheet for the period ended March 31, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2017 (unaudited)

NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Unaudited Condensed Consolidated Balance Sheet

	March 31, 2017
	As previously reported	Restatement adjustments	As restated
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,040,598,558 for March 31, 2017 )	$1,035,720,870	$—	$1,035,720,870
Mortgage loans held-for-sale, at fair value	2,822,751	—	$2,822,751
Multi-family loans held in securitization trusts, at fair value	1,215,157,038	—	$1,215,157,038
Residential loans held in securitization trusts, at fair value	132,454,523	—	$132,454,523
Mortgage servicing rights, at fair value	3,314,363	—	$3,314,363
Cash and cash equivalents	32,713,356	—	$32,713,356
Restricted cash	7,693,120	—	$7,693,120
Deferred offering costs	96,532	—	$96,532
Accrued interest receivable	8,078,915	—	$8,078,915
Investment related receivable	2,193,766	—	$2,193,766
Derivative assets, at fair value	4,976,938	—	$4,976,938
Other assets	724,267	—	$724,267
Total assets	$2,445,946,439	$—	$2,445,946,439
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$971,225,000	$—	$971,225,000
Multi-family securitized debt obligations	1,195,536,818	—	$1,195,536,818
Residential securitized debt obligations	126,535,978	—	$126,535,978
Accrued interest payable	5,534,935	—	$5,534,935
Dividends payable	39,132	—	$39,132
Deferred income	200,534	—	$200,534
Due to broker	915,590	—	$915,590
Fees and expenses payable to Manager	709,000	—	$709,000
Other accounts payable and accrued expenses	376,632	—	$376,632
Total liabilities	2,301,073,619	—	2,301,073,619
STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at March 31, 2017	37,156,972	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 17,539,258 issued and outstanding, at March 31, 2017	175,348	—	175,348
Additional paid-in capital	204,262,178	—	204,262,178
Accumulated other comprehensive income (loss)	(5,717,728)	2,436,690	(3,281,038)
Cumulative distributions to stockholders	(92,735,592)	—	(92,735,592)
Accumulated earnings (deficit)	1,731,642	(2,436,690)	(705,048)
Total stockholders' equity	144,872,820	—	144,872,820
Total liabilities and stockholders' equity	$2,445,946,439	$—	$2,445,946,439

NOTE 21 – SUBSEQUENT EVENTS

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our annual report on Form 10-K/A for the year ended December 31, 2016, or our 2016 10-K/A, filed with the Securities and Exchange Commission, or SEC, on November 13, 2018.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on those forward-looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2016 10-K/A which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

As previously disclosed in our 2016 10-K/A, in connection with our determination of an inability to offset net gains realized on certain hedging transactions in 2013 for federal income tax purposes with net capital losses realized in 2013 on the sale of certain securities, during the quarter ended September 30, 2016 management and our Audit Committee identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee have concluded that remediation measures additional to those noted below are necessary to enhance our control environment.

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

The material weakness consisted of a failure of our control over the critical timely review of account balances to determine whether the appropriate accounting policy and methodology had been applied, which in turn resulted in the incorrect reporting of unrealized losses on two Non-Agency RMBS IOs for which we had elected the fair value option at the inception of each transaction. Such losses were incorrectly reported through other comprehensive income (OCI) instead of through our statements of operations for each of the quarter and year-to-date periods ended June 30, 2015 and September 30, 2015, respectively. The first IO was acquired in the Oaks Mortgage Trust Series 2015-1 transaction completed in April 2015, and the second IO was acquired in the Oaks Mortgage Trust Series 2015-2 transaction completed in November 2015. In connection with the preparation of our financial statements for the period ended September 30, 2018, we identified further instances of a failure of our control over the depth and timeliness review of account balances in 2016. Specifically, we identified errors relating to (i) a release of credit reserves relating to certain RMBS upon their sale in 2016 and (ii) incorrectly reported unrealized losses on RMBS IOs upon the deconsolidation in 2016 of the JPMMT 2014-OAK4 Trust. The unrealized losses on the RMBS IOs were incorrectly reported through OCI instead of through unrealized gain (loss) on fair value option securities on the our statements of operations for each of the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, as included in the our 2016 10-K and 2017 10-K and the unaudited consolidated financial statements contained in the our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and each subsequent quarter through June 30, 2018 (collectively, the “Relevant Periods”). The release of credit reserves was incorrectly reported through OCI instead of through our statements of operations for the periods ended September 30, 2016 and December 31, 2016. While having no impact on total stockholders’ equity, as a result of errors (i) and (ii) above, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in the our balance sheets for each of the quarter-end and year-end periods from June 30, 2016 through June 30, 2018, as included in Form 10-K’s and Form 10-Q’s for the Relevant Periods. The errors described in (i) and (ii) above required the restatement of our financial statements for the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, originally included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Relevant Periods.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2016

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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