Form 10-Q/A
period 2017-06-30
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

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

EXPLANATORY NOTE

As used in the in this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2017 (the “Form 10-Q/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc. (known as Five Oaks Investment Corp. at the time of the filing of the Original Filing, as defined below), a Maryland Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2017 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended June 30, 2017 and to make related revisions to certain other disclosures in the Original Filing as a result of the concurrent filing of our Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2016 and Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2016. Further explanation regarding the restatement is set forth in Note 20 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement of:
•Part I - Item 1 - Financial Statements (Unaudited)
•Part I - Item 2 - Management’s Discussion and Analysis of Financial condition and Results of Operations
•Part I - Item 4 - Controls and Procedures
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

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited)	5
	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2017 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	56
Item 4.	Controls and Procedures	61

PART II - Other Information		62

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	62

Signatures		63

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	6/30/2017 (1)	12/31/2016 (1)
	(unaudited)
ASSETS	(restated)
Available-for-sale securities, at fair value (includes pledged securities of $1,212,027,963 and $876,121,505 for June 30, 2017 and December 31, 2016, respectively)	$1,252,375,950	$870,929,601
Mortgage loans held-for-sale, at fair value	2,795,951	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,175,419,031	1,222,905,433
Residential loans held in securitization trusts, at fair value	128,679,142	141,126,720
Mortgage servicing rights, at fair value	3,096,943	3,440,809
Cash and cash equivalents	41,424,138	27,534,374
Restricted cash	15,816,577	10,355,222
Deferred offering costs	87,482	96,489
Accrued interest receivable	8,280,086	7,619,717
Investment related receivable	4,618,226	3,914,458
Derivative assets, at fair value	—	8,053,813
Other assets	1,119,584	775,031

Total assets	$2,633,713,110	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,146,628,000	$804,811,000
Multi-family securitized debt obligations	1,154,997,075	1,204,583,678
Residential securitized debt obligations	123,007,454	134,846,348
Accrued interest payable	5,356,244	5,467,916
Derivative liabilities, at fair value	836,338	—
Dividends payable	29,349	39,132
Deferred income	188,760	203,743
Due to broker	45,081,053	4,244,678
Fees and expenses payable to Manager	563,000	880,000
Other accounts payable and accrued expenses	143,972	2,057,843

Total liabilities	2,476,831,245	2,157,134,338

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,139,258 and 17,539,258 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	221,348	175,348
Additional paid-in capital	224,135,827	204,264,868
Accumulated other comprehensive income (loss)	(5,393,457)	(6,831,940)
Cumulative distributions to stockholders	(96,237,206)	(89,224,194)
Accumulated earnings (deficit)	(3,001,619)	(3,074,189)

Total stockholders' equity	156,881,865	142,466,865

Total liabilities and stockholders' equity	$2,633,713,110	$2,299,601,203

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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$6,658,679	$5,331,794	$13,481,301	$10,230,832
Mortgage loans held-for-sale	28,571	167,070	57,334	289,307
Multi-family loans held in securitization trusts	13,569,574	14,692,902	27,518,328	30,130,706
Residential loans held in securitization trusts	1,298,520	3,408,847	2,653,958	7,561,253
Cash and cash equivalents	39,747	8,945	75,481	14,655
Interest expense:
Repurchase agreements - available-for-sale securities	(2,873,843)	(1,338,815)	(4,969,317)	(2,828,228)
Repurchase agreements - mortgage loans held-for-sale	—	(94,084)	—	(170,284)
Multi-family securitized debt obligations	(12,862,356)	(13,814,743)	(26,100,080)	(27,927,452)
Residential securitized debt obligations	(1,030,971)	(2,589,846)	(2,105,323)	(5,768,288)

Net interest income	4,827,921	5,772,070	10,611,682	11,532,501

Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(146,224)	—	(167,218)

Total impairment losses recognized in earnings	—	(146,224)	—	(167,218)

Other income:
Realized gain (loss) on sale of investments, net	(151,549)	3,771,148	(9,468,552)	(2,612,005)
Change in unrealized gain (loss) on fair value option securities	—	(5,963,178)	9,448,270	(6,334,273)
Realized gain (loss) on derivative contracts, net	1,453,074	(761,362)	3,686,125	(2,346,903)
Change in unrealized gain (loss) on derivative contracts, net	(5,813,275)	(2,050,538)	(8,890,363)	(10,512,938)
Realized gain (loss) on mortgage loans held-for-sale	(249)	69,734	(423)	68,748
Change in unrealized gain (loss) on mortgage loans held-for-sale	(7,358)	(62,002)	(11,067)	135,900
Change in unrealized gain (loss) on mortgage servicing rights	(228,329)	(138,447)	(354,775)	(1,038,735)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	803,206	(8,071,468)	2,102,836	(6,535,151)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(250,079)	3,399,187	(618,422)	845,110
Other interest expense	—	—	(152,322)	—
Servicing income	192,519	243,875	445,257	467,553
Other income	12,735	1,826	24,906	26,808

Total other income (loss)	(3,989,305)	(9,561,225)	(3,788,530)	(27,835,886)

Expenses:
Management fee	552,882	626,738	1,097,392	1,249,961
General and administrative expenses	1,243,257	1,679,132	2,831,829	3,311,643
Operating expenses reimbursable to Manager	961,909	1,184,243	2,170,852	2,389,054
Other operating expenses	324,191	350,061	544,687	1,232,267
Compensation expense	52,948	24,248	105,822	93,887

Total expenses	3,135,187	3,864,422	6,750,582	8,276,812

Net income (loss)	(2,296,571)	(7,799,801)	72,570	(24,747,415)

Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Net income (loss) attributable to common stockholders	$(3,167,297)	$(8,670,527)	$(1,678,665)	$(26,498,650)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(3,167,297)	$(8,670,527)	$(1,678,665)	$(26,498,650)
Weighted average number of shares of common stock outstanding	18,297,500	14,597,894	17,920,473	14,604,540
Basic and diluted income (loss) per share	$(0.17)	$(0.59)	$(0.09)	$(1.81)
Dividends declared per share of common stock	$0.15	$0.18	$0.30	$0.36
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(2,296,571)	$(7,799,801)	$72,570	$(24,747,415)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	(2,478,268)	15,345,158	1,220,918	13,099,145
Reclassification adjustment for net gain (loss) included in net income (loss)	365,849	(7,671,018)	217,565	(6,547,325)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	146,224	—	167,218

Total other comprehensive income (loss)	(2,112,419)	7,820,364	1,438,483	6,719,038

Less: Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)

Comprehensive income (loss) attributable to common stockholders	$(5,279,716)	$(850,163)	$(240,182)	$(19,779,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
(restated)	Shares	Par Value	Shares	Par Value
Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(6,831,940)	$(89,224,194)	$(3,074,189)	$142,466,865
Issuance of common stock, net	—	—	4,600,000	46,000	21,114,000	—	—	—	21,160,000
Cost of issuing common stock	—	—	—	—	(1,256,359)	—	—	—	(1,256,359)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	13,318	—	—	—	13,318
Net income (loss)	—	—	—	—	—	—	—	72,570	72,570
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	1,220,918	—	—	1,220,918
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	217,565	—	—	217,565
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—		—
Common dividends declared	—	—	—	—	—	—	(5,261,777)	—	(5,261,777)
Preferred dividends declared	—	—	—	—	—	—	(1,751,235)	—	(1,751,235)
Balance at June 30, 2017	1,610,000	$37,156,972	22,139,258	$221,348	$224,135,827	$(5,393,457)	$(96,237,206)	$(3,001,619)	$156,881,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$72,570	$(24,747,415)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	—	167,218
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,696,333)	(3,534,745)
Realized (gain) loss on sale of investments, net	9,468,552	2,612,005
Realized (gain) loss on derivative contracts	(3,686,125)	2,346,903
Realized (gain) loss on mortgage loans held-for-sale	423	(68,748)
Unrealized (gain) loss on fair value option securities	(9,448,270)	6,334,273
Unrealized (gain) loss on derivative contracts	8,890,363	10,512,938
Unrealized (gain) loss on mortgage loans held-for-sale	11,067	(135,900)
Unrealized (gain) loss on mortgage servicing rights	354,775	1,038,735
Unrealized (gain) loss on multi-family loans held in securitization trusts	(2,102,836)	6,535,151
Unrealized (gain) loss on residential loans held in securitization trusts	618,422	(845,110)
Restricted stock compensation expense	13,318	25,554
Net change in:
Accrued interest receivable	(857,702)	(510,671)
Deferred offering costs	9,007	—
Other assets	(344,553)	(550,044)
Accrued interest payable	78,250	(31,814)
Deferred income	(14,983)	—
Fees and expenses payable to Manager	(317,000)	(156,716)
Other accounts payable and accrued expenses	(1,913,871)	68,465

Net cash (used in) provided by operating activities	(864,926)	(939,921)

Cash flows from investing activities:
Purchase of available-for-sale securities	(486,979,999)	(324,629,196)
Purchase of mortgage loans held-for-sale	—	(11,573,408)
Purchase of mortgage servicing rights	(10,910)	—
Proceeds from sales of available-for-sale securities	52,966,554	189,273,268
Proceeds from mortgage loans held-for-sale	—	9,586,465
Proceeds from FHLBI stock	—	2,391,700
Net proceeds from (payments for) derivative contracts	3,685,913	(2,346,903)
Principal payments from available-for-sale securities	55,681,933	33,837,646
Principal payments from mortgage loans held-for-sale	42,101	182,396
Investment related receivable	(703,768)	(1,975,625)
Due from broker	40,836,375	—

Net cash (used in) provided by investing activities	(334,481,801)	(105,253,657)

Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	19,903,641	—
Purchase of treasury stock	—	(283,565)
Dividends paid on common stock	(5,261,777)	(5,257,642)
Dividends paid on preferred stock	(1,761,018)	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	5,703,247,000	3,093,465,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	—	13,548,045
Payments for FHLBI advances	—	(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities	(5,361,430,000)	(2,925,499,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	—	(12,645,732)

Net cash (used in) provided by financing activities	354,697,846	111,869,088

Net increase (decrease) in cash, cash equivalents and restricted cash	19,351,119	5,675,510

Cash, cash equivalents and restricted cash, beginning of period	37,889,596	34,315,356

Cash, cash equivalents and restricted cash, end of period	$57,240,715	$39,990,866

Supplemental disclosure of cash flow information
Cash paid for interest	$6,903,389	$3,030,326

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$1,438,483	$6,719,038
Consolidation of multi-family loans held in securitization trusts	$1,179,880,650	$1,310,347,394
Consolidation of residential loans held in securitization trusts	$129,108,978	$174,836,711
Consolidation of multi-family securitized debt obligations	$1,159,436,081	$1,293,320,974
Consolidation of residential securitized debt obligations	$123,352,580	$160,213,774

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

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Net income (loss)		$(2,296,571)		$(7,799,801)

Less dividends paid:
Common stock	$2,630,889		$2,627,621
Preferred stock	870,726		870,726
		3,501,615		3,498,347
Undistributed earnings (deficit)		$(5,798,186)		$(11,298,148)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.15	$0.15	$0.18	$0.18
Undistributed earnings (deficit)	(0.32)	(0.32)	(0.77)	(0.77)
Total	$(0.17)	$(0.17)	$(0.59)	$(0.59)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Net income (loss)		$72,570		$(24,747,415)

Less dividends paid:
Common stock	$5,261,777		$5,257,642
Preferred stock	1,751,235		1,751,235
		7,013,012		7,008,877
Undistributed earnings (deficit)		$(6,940,442)		$(31,756,292)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.30	$0.30	$0.36	$0.36
Undistributed earnings (deficit)	(0.39)	(0.39)	(2.17)	(2.17)
Total	$(0.09)	$(0.09)	$(1.81)	$(1.81)

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of June 30, 2017	As of December 31, 2016

GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	72	$(10,426)
GAAP net loss (income) from REIT operations	(146)	9,090
GAAP net income (loss) of taxable subsidiary	(74)	(1,336)
Capitalized transaction fees	(21)	(41)
Unrealized gain (loss)	491	1,964
Deferred income	(15)	204
Tax income of taxable subsidiary before utilization of net operating losses	381	791
Utilizations of net operating losses	(381)	(791)
Net tax income of taxable subsidiaries	—	$—

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 19 - INCOME TAXES (Continued)

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016

Accumulated net operating losses of TRS	613	758
Unrealized gain	314	127
Capitalized transaction costs	188	196
Deferred income	72	77
AMT Credit	12	12
Deferred tax asset (liability)	1,199	1,170
Valuation allowance	(1,199)	(1,170)
Net non-current deferred tax asset (liability)	—	—

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

NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As a result of the filing of our Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2016, the Company determined it had incorrectly stated accumulated other comprehensive income (loss) and accumulated earnings (deficit) by equal and offsetting amounts in our condensed consolidated balance sheet as of June 30, 2017. The following table represents the restated unaudited condensed consolidated balance sheet for the period ended June 30, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2017 (unaudited)
NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Unaudited Condensed Consolidated Balance Sheet

	June 30, 2017
	As previously reported	Restatement adjustments	As restated
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,212,027,963 for June 30, 2017	$1,252,375,950	—	1,252,375,950
Mortgage loans held-for-sale, at fair value	2,795,951	—	2,795,951
Multi-family loans held in securitization trusts, at fair value	1,175,419,031	—	1,175,419,031
Residential loans held in securitization trusts, at fair value	128,679,142	—	128,679,142
Mortgage servicing rights, at fair value	3,096,943	—	3,096,943
Cash and cash equivalents	41,424,138	—	41,424,138
Restricted cash	15,816,577	—	15,816,577
Deferred offering costs	87,482	—	87,482
Accrued interest receivable	8,280,086	—	8,280,086
Investment related receivable	4,618,226	—	4,618,226
Derivative assets, at fair value	—	—	—
Other assets	1,119,584	—	1,119,584
Total assets	$2,633,713,110	—	2,633,713,110
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,146,628,000	—	1,146,628,000
Multi-family securitized debt obligations	1,154,997,075	—	1,154,997,075
Residential securitized debt obligations	123,007,454	—	123,007,454
Accrued interest payable	5,356,244	—	5,356,244
Derivative liabilities, at fair value	836,338	—	836,338
Dividends payable	29,349	—	29,349
Deferred income	188,760	—	188,760
Due to broker	45,081,053	—	45,081,053
Fees and expenses payable to Manager	563,000	—	563,000
Other accounts payable and accrued expenses	143,972	—	143,972
Total liabilities	2,476,831,245	—	2,476,831,245
STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at June 30, 2017	37,156,972	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,139,258 shares issued and outstanding, at June 30, 2017	221,348	—	221,348
Additional paid-in capital	224,135,827	—	224,135,827
Accumulated other comprehensive income (loss)	(7,830,147)	2,436,690	(5,393,457)
Cumulative distributions to stockholders	(96,237,206)	—	(96,237,206)
Accumulated earnings (deficit)	(564,929)	(2,436,690)	(3,001,619)
Total stockholders' equity	156,881,865	—	156,881,865
Total liabilities and stockholders' equity	$2,633,713,110	—	2,633,713,110

NOTE 21 - SUBSEQUENT EVENTS

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

NOTE 21 - SUBSEQUENT EVENTS (Continued)

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

The table below presents certain information from our Statement of Operations for the three and six months ended June 30, 2017 and June 30, 2016, respectively:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$6,658,679	$5,331,794	$13,481,301	$10,230,832
Mortgage loans held-for-sale	28,571	167,070	57,334	289,307
Multi-family loans held in securitization trusts	13,569,574	14,692,902	27,518,328	30,130,706
Residential loans held in securitization trusts	1,298,520	3,408,847	2,653,958	7,561,253
Cash and cash equivalents	39,747	8,945	75,481	14,655
Interest expense:
Repurchase agreements - available-for-sale securities	(2,873,843)	(1,338,815)	(4,969,317)	(2,828,228)
Repurchase agreements - mortgage loans held-for-sale	—	(94,084)	—	(170,284)
Multi-family securitized debt obligations	(12,862,356)	(13,814,743)	(26,100,080)	(27,927,452)
Residential securitized debt obligations	(1,030,971)	(2,589,846)	(2,105,323)	(5,768,288)
Net interest income	4,827,921	5,772,070	10,611,682	11,532,501

Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(146,224)	—	(167,218)
Total impairment losses recognized in earnings	—	(146,224)	—	(167,218)

Other income:
Realized gain (loss) on sale of investments, net	(151,549)	3,771,148	(9,468,552)	(2,612,005)
Change in unrealized gain (loss) on fair value option securities	—	(5,963,178)	9,448,270	(6,334,273)
Realized gain (loss) on derivative contracts, net	1,453,074	(761,362)	3,686,125	(2,346,903)
Change in unrealized gain (loss) on derivative contracts, net	(5,813,275)	(2,050,538)	(8,890,363)	(10,512,938)
Realized gain (loss) on mortgage loans held-for-sale	(249)	69,734	(423)	68,748
Change in unrealized gain (loss) on mortgage loans held-for-sale	(7,358)	(62,002)	(11,067)	135,900
Change in unrealized gain (loss) on mortgage servicing rights	(228,329)	(138,447)	(354,775)	(1,038,735)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	803,206	(8,071,468)	2,102,836	(6,535,151)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(250,079)	3,399,187	(618,422)	845,110
Other interest expense	—	—	(152,322)	—
Servicing income	192,519	243,875	445,257	467,553
Other income	12,735	1,826	24,906	26,808
Total other income (loss)	(3,989,305)	(9,561,225)	(3,788,530)	(27,835,886)

Expenses:
Management fee	552,882	626,738	1,097,392	1,249,961
General and administrative expenses	1,243,257	1,679,132	2,831,829	3,311,643
Operating expenses reimbursable to Manager	961,909	1,184,243	2,170,852	2,389,054
Other operating expenses	324,191	350,061	544,687	1,232,267
Compensation expense	52,948	24,248	105,822	93,887
Total expenses	3,135,187	3,864,422	6,750,582	8,276,812

Net income (loss)	(2,296,571)	(7,799,801)	72,570	(24,747,415)
Dividends to preferred stockholders	(870,726)	(870,726)	(1,751,235)	(1,751,235)
Net income (loss) attributable to common stockholders	$(3,167,297)	$(8,670,527)	$(1,678,665)	$(26,498,650)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(3,167,297)	$(8,670,527)	$(1,678,665)	$(26,498,650)
Weighted average number of shares of common stock outstanding	18,297,500	14,597,894	17,920,473	14,604,540

Basic and diluted income (loss) per share	$(0.17)	$(0.59)	$(0.09)	$(1.81)
Dividends declared per share of common stock	$0.15	$0.18	$0.30	$0.36

Net Income Summary

For the six months ended June 30, 2017, our net loss attributable to common stockholders was $1,678,665, or $0.09 basic and diluted net loss per average share, compared with a net loss of $26,498,650, or $1.81 basic and diluted net loss per share, for the six months ended June 30, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $27,835,886 for the six months ended June 30, 2016 to a loss of $3,788,530 for the six months ended June 30, 2017 and a decrease in total expenses from $8,276,812 for the six months ended June 30, 2016 to $6,750,582 for the six months ended June 30, 2017.

For the three months ended June 30, 2017, our net loss attributable to common stockholders was $3,167,297, or $0.17 basic and diluted net loss per average share, compared with a net loss of $8,670,527, or $0.59 basic and diluted net loss per share, for the three months ended June 30, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $9,561,225 for the three months ended June 30, 2016 to a loss of $3,989,305 for the three months ended June 30, 2017, and a decrease in total expenses from $3,864,422 for the three months ended June 30, 2016 to $3,135,187 for the three months ended June 30, 2017.

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

For the six months ended June 30, 2016, we incurred a loss of $27,835,886, which primarily reflected the impact of volatile interest rates and investment sales and Re-REMIC transactions effected during the period, in turn generating net realized losses on sales of investments of $2,612,005, net unrealized losses on interest rate hedges of $10,512,938, net realized losses of $2,346,903 on interest rate hedges and net unrealized losses on mortgage servicing rights of $1,038,735. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $6,535,151 and net unrealized losses on fair value option securities of $6,334,273. These losses in aggregate more than offset net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $845,110, net unrealized gain on mortgage loans held for sale of $135,900, net realized gain on mortgage loans held for sale of $68,748, net mortgage servicing income of $467,553 and net other income of $26,808. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized losses on interest hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

The period-over-period decrease in other loss was driven in large part by the change from an unrealized loss on fair value option securities of $6,334,273 for the first six months of 2016 to an unrealized gain of $9,448,270 for the first six months of 2017, and a change from an unrealized loss of $6,535,151 on multi-family loans held in securitization trusts in 2016 to an unrealized gain of $2,102,836 in 2017. The period-over-period increase of $6,856,547 in realized losses on sales of investments was largely offset by a net change of $6,033,028 in realized gains on derivatives, and other smaller net period-over-period changes in other income line items largely offset each other.

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

The period-over-period decrease in other loss was principally due to a switch from an unrealized loss on multi-family loans held in securitization trusts of $8,071,468 for the three months ended June 30, 2016, to an unrealized gain of $803,206, a reduction of $5,963,178 in unrealized losses on fair value option securities, and a net change of $2,214,436 in realized gains on derivatives from period to period. These more than offset a net decline of $3,922,697 in realized gains on sales of investments, a net increase of $3,762,737 in unrealized losses on derivatives, and a change from unrealized gains on residential loans in securitization trusts of $3,399,187 for the three months ended June 30, 2016, to an unrealized loss of $250,079 for the three months ended June 30, 2017.

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

For the six months ended June 30, 2016, our net loss attributable to common stockholders was $26,498,650 after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 28.10% on average stockholders' equity of $189,096,531. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the six months ended June 30, 2016, our comprehensive loss attributable to common stockholders was $19,779,612 which included $6,719,038 in other comprehensive income. This represented an annualized loss of 20.99% on average stockholders’ equity.

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

For the three months ended June 30, 2016, our net loss attributable to common stockholders was $8,670,527 after accounting for preferred stock dividends of $870,726, representing an annualized loss of 18.39% on average stockholders' equity of $189,036,811. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended June 30, 2016, our comprehensive loss attributable to common stockholders was $850,163 which included $7,820,364 in other comprehensive income. This represented an annualized loss of 1.80% on average stockholders’ equity.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2016.

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