Form 10-Q/A
period 2017-09-30
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

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

EXPLANATORY NOTE

As used in the in this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2017 (the “Form 10-Q/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc. (known as Five Oaks Investment Corp. at the time of the filing of the Original Filing, as defined below), a Maryland Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as originally filed with the Securities and Exchange Commission (“SEC”) on November 8, 2017 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended September 30, 2017 and to make related revisions to certain other disclosures in the Original Filing as a result of the concurrent filing of our Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2016 and Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2016. Further explanation regarding the restatement is set forth in Note 20 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

FIVE OAKS INVESTMENT CORP.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	5
	Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2017 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	57
Item 4.	Controls and Procedures	62

PART II - Other Information		63

Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	63

Signatures		64

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	9/30/2017 (1)	12/31/2016 (1)
	(unaudited)
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,309,061,643 and $876,121,505 for September 30, 2017 and December 31, 2016, respectively)	$1,304,486,040	$870,929,601
Mortgage loans held-for-sale, at fair value	495,486	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,149,888,917	1,222,905,433
Residential loans held in securitization trusts, at fair value	125,403,499	141,126,720
Mortgage servicing rights, at fair value	2,993,997	3,440,809
Cash and cash equivalents	30,554,867	27,534,374
Restricted cash	15,437,341	10,355,222
Deferred offering costs	78,432	96,489
Accrued interest receivable	8,732,428	7,619,717
Investment related receivable	4,699,021	3,914,458
Derivative assets, at fair value	—	8,053,813
Other assets	912,719	775,031

Total assets	$2,643,682,747	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,237,661,000	$804,811,000
Multi-family securitized debt obligations	1,128,773,402	1,204,583,678
Residential securitized debt obligations	119,882,464	134,846,348
Accrued interest payable	5,205,165	5,467,916
Derivative liabilities, at fair value	529,075	—
Dividends payable	29,349	39,132
Deferred income	202,896	203,743
Due to broker	—	4,244,678
Fees and expenses payable to Manager	587,000	880,000
Other accounts payable and accrued expenses	273,732	2,057,843

Total liabilities	2,493,144,083	2,157,134,338

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,139,258 and 17,539,258 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively	221,393	175,348
Additional paid-in capital	224,063,268	204,264,868
Accumulated other comprehensive income (loss)	(3,206,409)	(6,831,940)
Cumulative distributions to stockholders	(100,438,604)	(89,224,194)
Accumulated earnings (deficit)	(7,257,956)	(3,074,189)

Total stockholders' equity	150,538,664	142,466,865

Total liabilities and stockholders' equity	$2,643,682,747	$2,299,601,203

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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$7,827,281	$6,549,869	$21,308,582	$16,780,701
Mortgage loans held-for-sale	12,082	121,892	69,416	411,199
Multi-family loans held in securitization trusts	13,473,913	14,466,946	40,992,241	44,597,652
Residential loans held in securitization trusts	1,249,966	1,582,090	3,903,924	9,143,343
Cash and cash equivalents	63,264	11,754	138,745	26,409
Interest expense:
Repurchase agreements - available-for-sale securities	(4,118,639)	(1,572,062)	(9,087,956)	(4,400,290)
Repurchase agreements - mortgage loans held-for-sale	—	(57,449)	—	(227,733)
Multi-family securitized debt obligations	(12,766,808)	(13,740,005)	(38,866,888)	(41,667,457)
Residential securitized debt obligations	(995,293)	(1,210,186)	(3,100,616)	(6,978,474)

Net interest income	4,745,766	6,152,849	15,357,448	17,685,350
Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(19,790)	—	(187,008)
Additional other-than-temporary credit impairment losses	—	(183,790)	—	(183,790)

Total impairment losses recognized in earnings	—	(203,580)	—	(370,798)
Other income:
Realized gain (loss) on sale of investments, net	(5,148,445)	(749,604)	(14,616,997)	(3,361,609)
Change in unrealized gain (loss) on fair value option securities	—	(958,995)	9,448,270	(7,293,268)
Realized gain (loss) on derivative contracts, net	(1,636,725)	(820,974)	2,049,400	(3,167,877)
Change in unrealized gain (loss) on derivative contracts, net	307,263	3,340,600	(8,583,100)	(7,172,338)
Realized gain (loss) on mortgage loans held-for-sale	(221,197)	60,427	(221,620)	129,175
Change in unrealized gain (loss) on mortgage loans held-for-sale	28,794	(138,785)	17,727	(2,885)
Change in unrealized gain (loss) on mortgage servicing rights	(102,945)	(204,505)	(457,720)	(1,243,240)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	694,730	930,312	2,797,566	(5,604,839)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(155,252)	(764,599)	(773,674)	80,511
Other interest expense	—	(1,860,000)	(152,322)	(1,860,000)
Servicing income	276,211	258,458	721,468	726,011
Other income	8,369	3	33,275	26,811

Total other income (loss)	(5,949,197)	(907,662)	(9,737,727)	(28,743,548)
Expenses:
Management fee	573,412	623,525	1,670,804	1,873,486
General and administrative expenses	1,288,978	1,171,421	4,120,807	4,483,064
Operating expenses reimbursable to Manager	915,452	1,184,391	3,086,304	3,573,445
Other operating expenses	225,502	161,036	770,189	1,393,303
Compensation expense	49,562	50,544	155,384	144,431

Total expenses	3,052,906	3,190,917	9,803,488	11,467,729

Net income (loss)	(4,256,337)	1,850,690	(4,183,767)	(22,896,725)

Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Net income (loss) attributable to common stockholders	$(5,136,846)	$970,181	$(6,815,511)	$(25,528,469)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(5,136,846)	$970,181	$(6,815,511)	$(25,528,469)
Weighted average number of shares of common stock outstanding	22,139,258	14,600,193	19,342,188	14,601,306
Basic and diluted income (loss) per share	$(0.23)	$0.07	$(0.35)	$(1.75)
Dividends declared per share of common stock	$0.15	$0.18	$0.45	$0.54
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(4,256,337)	$1,850,690	$(4,183,767)	$(22,896,725)

Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	(4,175,111)	(979,421)	(2,954,193)	12,119,724
Reclassification adjustment for net gain (loss) included in net income (loss)	6,362,159	23,914	6,579,724	(6,523,410)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	19,790	—	187,008

Total other comprehensive income (loss)	2,187,048	(935,717)	3,625,531	5,783,322

Less: Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Comprehensive income (loss) attributable to common stockholders	$(2,949,798)	$34,464	$(3,189,980)	$(19,745,147)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(6,831,940)	$(89,224,194)	$(3,074,189)	$142,466,865
Issuance of common stock, net	—	—	4,604,500	46,045	21,113,955	—	—	—	21,160,000
Cost of issuing common stock	—	—	—	—	(1,332,189)	—	—	—	(1,332,189)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	(4,500)	—	16,634	—	—	—	16,634
Net income (loss)	—	—	—	—	—	—	—	(4,183,767)	(4,183,767)
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	(2,954,193)	—	—	(2,954,193)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	6,579,724	—	—	6,579,724
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(8,582,666)	—	(8,582,666)
Preferred dividends declared	—	—	—	—	—	—	(2,631,744)	—	(2,631,744)
Balance at September 30, 2017	1,610,000	$37,156,972	22,139,258	$221,393	$224,063,268	$(3,206,409)	$(100,438,604)	$(7,257,956)	$150,538,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,183,767)	$(22,896,725)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Other-than-temporary impairment charges	—	370,798
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,653,155)	(5,257,442)
Realized (gain) loss on sale of investments, net	14,616,997	3,361,609
Realized (gain) loss on derivative contracts, net	(2,049,400)	3,167,877
Realized (gain) loss on mortgage loans held-for-sale	221,620	(129,175)
Unrealized (gain) loss on fair value option securities	(9,448,270)	7,293,268
Unrealized (gain) loss on derivative contracts	8,583,100	7,172,338
Unrealized (gain) loss on mortgage loans held-for-sale	(17,727)	2,885
Unrealized (gain) loss on mortgage servicing rights	457,720	1,243,240
Unrealized (gain) loss on multi-family loans held in securitization trusts	(2,797,566)	5,604,839
Unrealized (gain) loss on residential loans held in securitization trusts	773,674	(80,511)
Restricted stock compensation expense	16,634	29,014
Net change in:
Accrued interest receivable	(1,400,041)	(672,852)
Deferred offering costs	18,057	—
Other assets	(137,688)	(398,140)
Accrued interest payable	13,743	(43,909)
Deferred income	(847)	6,905
Fees and expenses payable to Manager	(293,000)	(151,716)
Other accounts payable and accrued expenses	(1,784,111)	1,795,403

Net cash (used in) provided by operating activities	935,973	417,706

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,000,558,281)	(454,443,440)
Purchase of mortgage loans held-for-sale	—	(14,772,535)
Purchase of mortgage servicing rights	(10,910)	—
Proceeds from sales of available-for-sale securities	469,004,262	230,557,084
Proceeds from mortgage loans held-for-sale	2,098,010	16,289,603
Proceeds from FHLBI stock	—	2,391,700
Net proceeds from (payments for) derivative contracts	2,049,188	(3,167,877)
Principal payments from available-for-sale securities	98,107,847	66,007,840
Principal payments from mortgage loans held-for-sale	52,146	235,622
Investment related receivable	(784,563)	(2,539,730)
Due from broker	(4,244,678)	—

Net cash (used in) provided by investing activities	(434,286,979)	(159,441,733)

Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	19,827,811	—
Purchase of treasury stock	—	(283,565)
Dividends paid on common stock	(8,582,666)	(7,885,803)
Dividends paid on preferred stock	(2,641,527)	(2,641,527)
Proceeds from repurchase agreements - available-for-sale securities	10,247,863,000	5,603,428,000
Proceeds from repurchase agreements - mortgage loans held-for-sale	—	16,405,081
Principal repayments of FHLBI advances	—	(49,697,000)
Principal repayments of repurchase agreements - available-for-sale securities	(9,815,013,000)	(5,373,159,000)
Principal repayments of repurchase agreements - mortgage loans held-for-sale	—	(18,783,717)

Net cash (used in) provided by financing activities	441,453,618	167,382,469

Net increase (decrease) in cash, cash equivalents and restricted cash	8,102,612	8,358,442

Cash, cash equivalents and restricted cash, beginning of period	37,889,596	34,315,356

Cash, cash equivalents and restricted cash, end of period	$45,992,208	$42,673,798

Supplemental disclosure of cash flow information
Cash paid for interest	$11,086,534	$4,671,932

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$3,625,531	$5,783,321
Consolidation of multi-family loans held in securitization trusts	$1,154,277,919	$1,271,754,540
Consolidation of residential loans held in securitization trusts	$125,815,955	$153,858,101
Consolidation of multi-family securitized debt obligations	$1,133,138,620	$1,253,797,808
Consolidation of residential securitized debt obligations	$120,214,808	$147,807,489

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

The Company did not recognize credit-related OTTI losses through earnings during the nine months ended September 30, 2017. As of September 30, 2016, the Company recognized credit-related losses of $0.37 million on one non-Agency RMBS for the nine months then ended.

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

The following tables present the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,
	2017	2016
Cumulative credit (loss) at beginning of period	$(3,074,728)	$(3,803,650)

Additions:
Initial (increase) in credit reserves	—	—
Subsequent (increase) in credit reserves	—	(374,124)
Initial additional other-than-temporary credit impairment losses	—	—
Subsequent additional other-than-temporary credit impairment losses	—	(183,790)

Reductions:
For securities sold decrease in credit reserves	—	354,334
For securities sold decrease in other-than-temporary impairment	—	—

Cumulative credit (loss) at end of period	$(3,074,728)	$(4,007,230)

	Nine Months Ended September 30,
	2017	2016
Cumulative credit (loss) at beginning of period	$(3,074,728)	$(3,636,432)

Additions:
Initial (increase) in credit reserves	—	—
Subsequent (increase) in credit reserves	—	(541,342)
Initial additional other-than-temporary credit impairment losses	—	—
Subsequent additional other-than-temporary credit impairment losses	—	(183,790)

Reductions:
For securities sold decrease in credit reserves	—	354,334
For securities sold decrease in other-than-temporary impairment	—	—

Cumulative credit (loss) at end of period	$(3,074,728)	$(4,007,230)

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

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Net income (loss)		$(4,256,337)		$1,850,690

Less dividends paid:
Common stock	$3,320,889		$2,628,161
Preferred stock	880,509		880,509
		4,201,398		3,508,670
Undistributed earnings (deficit)		$(8,457,735)		$(1,657,980)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.15	$0.15	$0.18	$0.18
Undistributed earnings (deficit)	(0.38)	(0.38)	(0.11)	(0.11)
Total	$(0.23)	$(0.23)	$0.07	$0.07

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Net income (loss)		$(4,183,767)		$(22,896,725)

Less dividends paid:
Common stock	$8,582,666		$7,885,803
Preferred stock	2,631,744		2,631,744
		11,214,410		10,517,547
Undistributed earnings (deficit)		$(15,398,177)		$(33,414,272)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.45	$0.45	$0.54	$0.54
Undistributed earnings (deficit)	(0.80)	(0.80)	(2.29)	(2.29)
Total	$(0.35)	$(0.35)	$(1.75)	$(1.75)

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	As of September 30, 2017	As of December 31, 2016

GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	(4,184)	$(10,426)
GAAP net loss (income) from REIT operations	3,981	9,090
GAAP net income (loss) of taxable subsidiary	(203)	(1,336)
Capitalized transaction fees	(31)	(41)
Unrealized gain (loss)	597	1,964
Deferred income	(1)	204
Tax income of taxable subsidiary before utilization of net operating losses	362	791
Utilizations of net operating losses	(362)	(791)
Net tax income of taxable subsidiary	—	$—

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016

Accumulated net operating losses of TRS	620	758
Unrealized gain	354	127
Capitalized transaction costs	184	196
Deferred income	77	77
AMT Credit	12	12
Deferred tax asset (liability)	1,247	1,170
Valuation allowance	(1,247)	(1,170)
Net non-current deferred tax asset (liability)	—	—

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

NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As a result of the filing of our Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2016, the Company determined it had incorrectly stated accumulated other comprehensive income (loss) and accumulated earnings (deficit) by equal and offsetting amounts in our condensed consolidated balance sheet as of September 30, 2017. The following table represents the restated unaudited condensed consolidated balance sheet for the period ended September 30, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2017 (unaudited)
NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Unaudited Condensed Consolidated Balance Sheet

	September 30, 2017
	As previously reported	Restatement adjustments	As restated
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,309,061,643 for September 30, 2017	$1,304,486,040	—	1,304,486,040
Mortgage loans held-for-sale, at fair value	495,486	—	495,486
Multi-family loans held in securitization trusts, at fair value	1,149,888,917	—	1,149,888,917
Residential loans held in securitization trusts, at fair value	125,403,499	—	125,403,499
Mortgage servicing rights, at fair value	2,993,997	—	2,993,997
Cash and cash equivalents	30,554,867	—	30,554,867
Restricted cash	15,437,341	—	15,437,341
Deferred offering costs	78,432	—	78,432
Accrued interest receivable	8,732,428	—	8,732,428
Investment related receivable	4,699,021	—	4,699,021
Derivative assets, at fair value	—	—	—
Other assets	912,719	—	912,719
Total assets	$2,643,682,747	—	2,643,682,747
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,237,661,000	—	1,237,661,000
Multi-family securitized debt obligations	1,128,773,402	—	1,128,773,402
Residential securitized debt obligations	119,882,464	—	119,882,464
Accrued interest payable	5,205,165	—	5,205,165
Derivative liabilities, at fair value	529,075	—	529,075
Dividends payable	29,349	—	29,349
Deferred income	202,896	—	202,896
Due to broker	—	—	—
Fees and expenses payable to Manager	587,000	—	587,000
Other accounts payable and accrued expenses	273,732	—	273,732
Total liabilities	2,493,144,083	—	2,493,144,083
STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at September 30, 2017	37,156,972	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,139,258 shares issued and outstanding, at September 30, 2017	221,393	—	221,393
Additional paid-in capital	224,063,268	—	224,063,268
Accumulated other comprehensive income (loss)	(5,643,099)	2,436,690	(3,206,409)
Cumulative distributions to stockholders	(100,438,604)	—	(100,438,604)
Accumulated earnings (deficit)	(4,821,266)	(2,436,690)	(7,257,956)
Total stockholders' equity	150,538,664	—	150,538,664
Total liabilities and stockholders' equity	$2,643,682,747	—	2,643,682,747

NOTE 21 - SUBSEQUENT EVENTS

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

The table below presents certain information from our Statement of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$7,827,281	$6,549,869	$21,308,582	$16,780,701
Mortgage loans held-for-sale	12,082	121,892	69,416	411,199
Multi-family loans held in securitization trusts	13,473,913	14,466,946	40,992,241	44,597,652
Residential loans held in securitization trusts	1,249,966	1,582,090	3,903,924	9,143,343
Cash and cash equivalents	63,264	11,754	138,745	26,409
Interest expense:
Repurchase agreements - available-for-sale securities	(4,118,639)	(1,572,062)	(9,087,956)	(4,400,290)
Repurchase agreements - mortgage loans held-for-sale	—	(57,449)	—	(227,733)
Multi-family securitized debt obligations	(12,766,808)	(13,740,005)	(38,866,888)	(41,667,457)
Residential securitized debt obligations	(995,293)	(1,210,186)	(3,100,616)	(6,978,474)
Net interest income	4,745,766	6,152,849	15,357,448	17,685,350
Other-than-temporary impairments
(Increase) decrease in credit reserves	—	(19,790)	—	(187,008)
Additional other-than-temporary credit impairment losses	—	(183,790)	—	(183,790)
Total impairment losses recognized in earnings	—	(203,580)	—	(370,798)
Other income:
Realized gain (loss) on sale of investments, net	(5,148,445)	(749,604)	(14,616,997)	(3,361,609)
Change in unrealized gain (loss) on fair value option securities	—	(958,995)	9,448,270	(7,293,268)
Realized gain (loss) on derivative contracts, net	(1,636,725)	(820,974)	2,049,400	(3,167,877)
Change in unrealized gain (loss) on derivative contracts, net	307,263	3,340,600	(8,583,100)	(7,172,338)
Realized gain (loss) on mortgage loans held-for-sale	(221,197)	60,427	(221,620)	129,175
Change in unrealized gain (loss) on mortgage loans held-for-sale	28,794	(138,785)	17,727	(2,885)
Change in unrealized gain (loss) on mortgage servicing rights	(102,945)	(204,505)	(457,720)	(1,243,240)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	694,730	930,312	2,797,566	(5,604,839)
Change in unrealized gain (loss) on residential loans held in securitization trusts	(155,252)	(764,599)	(773,674)	80,511
Other interest expense	—	(1,860,000)	(152,322)	(1,860,000)
Servicing income	276,211	258,458	721,468	726,011
Other income	8,369	3	33,275	26,811
Total other income (loss)	(5,949,197)	(907,662)	(9,737,727)	(28,743,548)
Expenses:
Management fee	573,412	623,525	1,670,804	1,873,486
General and administrative expenses	1,288,978	1,171,421	4,120,807	4,483,064
Operating expenses reimbursable to Manager	915,452	1,184,391	3,086,304	3,573,445
Other operating expenses	225,502	161,036	770,189	1,393,303
Compensation expense	49,562	50,544	155,384	144,431
Total expenses	3,052,906	3,190,917	9,803,488	11,467,729

Net income (loss)	(4,256,337)	1,850,690	(4,183,767)	(22,896,725)
Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)
Net income (loss) attributable to common stockholders	$(5,136,846)	$970,181	$(6,815,511)	$(25,528,469)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(5,136,846)	$970,181	$(6,815,511)	$(25,528,469)
Weighted average number of shares of common stock outstanding	22,139,258	14,600,193	19,342,188	14,601,306
Basic and diluted income (loss) per share	$(0.23)	$0.07	$(0.35)	$(1.75)
Dividends declared per share of common stock	$0.15	$0.18	$0.45	$0.54

Net Income Summary

For the nine months ended September 30, 2017, our net loss attributable to common stockholders was $6,815,511, or $0.35 basic and diluted net loss per average share, compared with a net loss of $25,528,469, or $1.75 basic and diluted net loss per share, for the nine months ended September 30, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $28,743,548 for the nine months ended September 30, 2016 to a smaller loss of $9,737,727 for the nine months ended September 30, 2017 and a decrease in total expenses from $11,467,729 for the nine months ended September 30, 2016 to $9,803,488 for the nine months ended September 30, 2017.

For the three months ended September 30, 2017, our net loss attributable to common stockholders was $5,136,846, or $0.23 basic and diluted net loss per average share, compared with a net gain of $970,181, or $0.07 basic and diluted net gain per share, for the three months ended September 30, 2016.  The principal drivers of this variance were a change in total other income (loss) from a loss of $907,662 for the three months ended September 30, 2016 to a higher loss of $5,949,197 for the three months ended September 30, 2017, which more than offset a decrease in total expenses from $3,190,917 for the three months ended September 30, 2016 to $3,052,906 for the three months ended September 30, 2017.

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

For the nine months ended September 30, 2016, we incurred a loss of $28,743,548, which reflects the impact of volatile interest rates and investment sales particularly in the first half of the year, Re-REMIC transactions effected during the period and a one-time other interest expense provision, in turn generating net realized losses on sales of investments of $3,361,609, net unrealized losses on interest rate hedges of $7,172,338, net realized losses of $3,167,877 on interest rate hedges and net unrealized losses on mortgage servicing rights of $1,243,240. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,604,839, unrealized losses on mortgage loans of $2,885 and net unrealized losses on fair value option securities of $7,293,268. We also incurred a $1,860,000 other interest expense related to our 2013 deficiency dividend. These losses in aggregate more than offset net unrealized gain on residential mortgage loans held in JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $80,511, net realized gain on mortgage loans of $129,175, net mortgage servicing income of $726,011 and net other income of $26,811. As noted above, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholder's equity rather than in our statement of operations.

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

For the nine months ended September 30, 2016, our net loss attributable to common stockholders was $25,528,469 after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 17.99% on average stockholders' equity of $188,991,056. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the nine months ended September 30, 2016, our comprehensive loss attributable to common stockholders was $19,745,147 which included $5,783,322 in other comprehensive income. This represented an annualized loss of 13.92% on average stockholders’ equity.

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

For the three months ended September 30, 2016, our net income attributable to common stockholders was $970,181 after accounting for preferred stock dividends of $880,509, representing an annualized gain of 2.04% on average stockholders' equity of $189,026,057. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended September 30, 2016, our comprehensive gain attributable to common stockholders was $34,464 which included $935,717 in other comprehensive loss. This represented an annualized gain of 0.07% on average stockholders’ equity.

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