Form 10-K/A
period 2017-12-31
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

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

i

Explanatory Note

As used in the in this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2017 (the “Form 10-K/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc. (known as Five Oaks Investment Corp at the time of the filing of the Original Filing, as defined below), a Maryland Corporation.

This Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018 (the “Original Filing”). This Form 10-K/A is being filed to restate our audited consolidated financial statements for the fiscal year ended December 31, 2017 and to make related revisions to certain other disclosures in the Original Filing as a result of the concurrent filing of our Amendment No. 2 on Form 10-K for the fiscal year ended December 31, 2016.

The following sections in the Original Filing are revised in this Form 10-K/A to reflect the restatement of:

•	Part I - Item 1A - Risk Factors

•	Part II - Item 6 - Selected Financial Data

•	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8 - Financial Statements and Supplementary Data

•	Part II - Item 9A - Controls and Procedures

•	Part IV - Item 15 - Exhibits, Financial Statements and Schedules

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and other revisions. Except as provided above, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

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

ii

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

2018 and Prior Determinations and Actions. In connection with the preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ended December 31, 2015, or the 2015 10-K, we identified a material weakness in our internal control over financial reporting. Such material weakness did not result in any misstatements in our audited consolidated financial statements included in our 2015 10-K, but did require adjustments during the 2015 annual audit with respect to net income (loss) attributable to common stockholders, total other comprehensive income, and basic and diluted income (loss) per share in our preliminary 2015 consolidated financial statements, and required the restatement of the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and September 30, 2015, originally included in our Quarterly Reports on Form 10-Q for the second and third quarters of 2015, respectively.

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

Statement of Operation Data

$ in thousands, except per share data	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest income	$89,133	$93,122	$114,415	$45,813	$16,424
Interest expense	(68,994)	(69,533)	(83,105)	(27,841)	(2,244)
Net interest income	20,139	23,589	31,310	17,972	14,180
Other-than-temporary impairment	—	562	(3,636)	—	—
Other income (loss)	(2,574)	(19,811)	(10,102)	(3,123)	(6,052)
Total expenses	12,859	14,765	17,121	11,535	4,902
Net income (loss)	4,707	(10,427)	450	3,314	3,226
Net income (loss) attributable to common stockholders (basic and diluted)	1,185	(13,949)	(3,072)	426	3,182
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	1,185	(13,949)	(3,072)	426	3,182
Dividends declared on common stock	(11,904)	(29,899)	(19,875)	(18,230)	(10,083)
Weighted average number of shares of common stock	20,048,128	14,641,701	14,721,074	12,358,587	6,132,702
Basic and diluted income (loss) per share	0.06	(0.95)	(0.21)	0.03	0.52

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

The table below presents certain information from our Statement of Operations for the twelve months ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Interest income:
Available-for-sale securities	$29,521,893	$23,475,765	$24,298,156
Mortgage loans held-for-sale	72,160	430,986	2,097,702
Multi-family loans held in securitization trusts	54,271,017	58,587,780	68,016,595
Residential loans held in securitization trusts	5,103,853	10,585,191	19,986,204
Cash and cash equivalents	164,413	41,994	16,351
Interest expense:
Repurchase agreements - available-for-sale securities	(13,493,197)	(6,237,777)	(6,467,312)
Repurchase agreements - mortgage loans held-for-sale	—	(237,807)	(1,323,892)
Multi-family securitized debt obligations	(51,440,694)	(54,940,386)	(62,157,176)
Residential securitized debt obligations	(4,059,894)	(8,117,402)	(13,156,912)
Net interest income	20,139,551	23,588,344	31,309,716
Other-than-temporary impairments
(Increase) decrease in credit reserves	—	745,492	(745,492)
Additional other-than-temporary credit impairment losses	—	(183,790)	(2,890,939)
Total impairment losses recognized in earnings	—	561,702	(3,636,431)
Other income:
Realized gain (loss) on sale of investments, net	(14,054,164)	(7,216,137)	(533,832)
Change in unrealized gain (loss) on fair value option securities	9,448,270	(8,406,934)	(1,041,649)
Realized gain (loss) on derivative contracts, net	2,219,719	(3,089,001)	(12,024,730)
Change in unrealized gain (loss) on derivative contracts, net	(2,704,413)	5,495,463	4,909,858
Realized gain (loss) on mortgage loans held-for-sale, net	(221,620)	94,187	1,216,314
Change in unrealized gain (loss) on mortgage loans held-for-sale	17,727	(151,023)	(197,179)
Change in unrealized gain (loss) on mortgage servicing rights	(487,856)	(827,864)	(671,957)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	3,353,365	(5,219,530)	6,097,000
Change in unrealized gain (loss) on residential loans held in securitization trusts	(961,100)	404,720	(8,153,474)
Other interest expense	(152,322)	(1,860,000)	—
Servicing income	922,094	932,424	211,878
Other income	46,262	32,276	85,726
Total other income (loss)	(2,574,038)	(19,811,419)	(10,102,045)
Expenses:
Management fee	2,215,050	2,472,353	2,774,432
General and administrative expenses	5,454,786	5,867,851	6,660,934
Operating expenses reimbursable to Manager	4,127,549	4,747,275	4,980,348
Other operating expenses	855,582	1,480,341	2,448,439
Compensation expense	205,585	197,452	256,608
Total expenses	12,858,552	14,765,272	17,120,761
Net income (loss)	4,706,961	(10,426,645)	450,479
Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(3,522,036)
Net income (loss) attributable to common stockholders	$1,184,925	$(13,948,681)	$(3,071,557)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,184,925	$(13,948,681)	$(3,071,557)
Weighted average number of shares of common stock outstanding	20,048,128	14,641,701	14,721,074
Basic and diluted income (loss) per share	$0.06	$(0.95)	$(0.21)
Dividends declared per share of common stock	$0.60	$2.04	$1.35

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Net Income Summary

For the year ended December 31, 2017, our net gain attributable to common stockholders was $1,184,925 or $0.06 basic and diluted net income per average share, compared with a net loss of $13,948,681 or $0.95 basic and diluted net loss per share, for the year ended December 31, 2016.  The principal drivers of this net gain variance are a decrease in total other income (loss) from $19,811,419 for the year ended December 31, 2016 to $2,574,038 for the year ended December 31, 2017, and a decrease in total expenses from $14,765,272 in 2016 to $12,858,552 in 2017, which in aggregate more than offset the year-over-year decrease in impairment gains related to the release of credit reserves on certain legacy Non-Agency RMBS sold from $561,702 in 2016 to $0 in 2017, and a decrease in net interest income from $23,588,344 for the year ended December 31, 2016 to $20,139,551 for the year ended December 31, 2017.

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

For the year ended December 31, 2016, our other income (loss) represented a loss of $19,811,419, which primarily reflected the impact of volatile interest rates, particularly in the first half of the year and the post-presidential election period, investment sales related to reduction in credit assets, Re-REMIC transactions effected during the year and a one-time other interest expense provision, in turn generating net realized losses on sales of investments $7,216,137, net realized losses of $3,089,001 on interest rate hedges, net unrealized losses on fair value option securities of $8,406,934 and net unrealized losses on mortgage servicing rights of $827,864. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,219,530 and net unrealized losses on mortgage loans of $151,023. We also incurred a $1,860,000 other interest expense related to the deficiency dividend payment. These losses in aggregate more than offset net unrealized gains on interest rate hedges of $5,495,463, net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $404,720, net realized gain on mortgage loans of $94,187, net mortgage servicing income of $932,424 and net other income of $32,276. As noted earlier, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our consolidated statements of operations.

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

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2017 we did not recognize any OTTI losses. For the year ended December 31, 2016 we recognized $561,702 in OTTI gains related to the release of credit reserves on certain legacy Non-Agency RMBS sold. The lack of recognition of OTTI during the year ended December 31, 2017 reflected the sale of certain legacy Non-Agency RMBS, all of which had been sold at year end December 31, 2016. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 2 – Summary of Significant Policies of the notes to our consolidated financial statements.

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

For the year ended year December 31, 2016, our net loss attributable to common stockholders was $13,948,681, after accounting for preferred stock dividends of $3,522,036, representing an annualized loss of 7.37% on average stockholders' equity of $189,211,689. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the year ended December 31, 2016, our comprehensive loss attributable to common stockholders was $20,384,850 which included $6,436,169 in total other comprehensive loss. This represents an annualized loss of 10.77% on average stockholders’ equity.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Net Income Summary

For the year ended December 31, 2016, our net loss attributable to common stockholders was $13,948,681 or $0.95 basic and diluted net loss per average share, compared with a net loss of $3,071,557 or $0.21 basic and diluted net loss per share, for the year ended December 31, 2015.  The principal drivers of this net loss variance are a decrease in net interest income from $31,309,716 for the year ended December 31, 2015 to $23,588,344 for the year ended December 31, 2016, an increase in total other income (loss) from $10,102,045 in 2015 to $19,811,419 in 2016, which in aggregate more than offset the year-over-year decrease in total expenses from $17,120,761 in 2015 to $14,765,272 in 2016 and a decrease in impairment charges from $3,636,431 in 2015 to a gain of $561,702 related to the release of credit reserves on certain legacy Non-Agency RMBS sold in 2016.

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

 Other Income (Loss)

For the year ended December 31, 2016, our other income (loss) represented a loss of $19,811,419, which primarily reflected the impact of volatile interest rates, particularly in the first half of the year and the post-presidential election period, investment sales related to reduction in credit assets, Re-REMIC transactions effected during the year and a one-time other interest expense provision, in turn generating net realized losses on sales of investments $7,216,137, net realized losses of $3,089,001 on interest rate hedges, net unrealized losses on fair value option securities of $8,406,934 and net unrealized losses on mortgage servicing rights of $827,864. Additionally, we incurred net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,219,530 and net unrealized losses on mortgage loans of $151,023. We also incurred a $1,860,000 other interest expense related to the deficiency dividend payment. These losses in aggregate more than offset net unrealized gains on interest rate hedges of $5,495,463, net unrealized gain on residential mortgage loans held in the JPMMT 2014-OAK4 and CSMC 2014-OAK1 Trusts of $404,720, net realized gain on mortgage loans of $94,187, net mortgage servicing income of $932,424 and net other income of $32,276. As noted earlier, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our consolidated statements of operations.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Five Oaks Investment Corp. (now known as Hunt Companies Finance Trust, Inc.) (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2017 financial statements

As discussed in Note 21 to the consolidated financial statements, the Company has restated its 2017 consolidated balance sheet to correct errors.

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

New York, New York
March 16, 2018, except for
Note 21 as to which the date is
November 13, 2018

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	12/31/2017(1)	12/31/2016(1)
ASSETS	(restated)
Available-for-sale securities, at fair value (includes pledged securities of $1,295,225,428 and $876,121,505 for December 31, 2017 and December 31, 2016, respectively)	$1,290,825,648	$870,929,601
Mortgage loans held-for-sale, at fair value	—	2,849,536
Multi-family loans held in securitization trusts, at fair value	1,130,874,274	1,222,905,433
Residential loans held in securitization trusts, at fair value	119,756,455	141,126,720
Mortgage servicing rights, at fair value	2,963,861	3,440,809
Cash and cash equivalents	34,347,339	27,534,374
Restricted cash	11,275,263	10,355,222
Deferred offering costs	179,382	96,489
Accrued interest receivable	8,852,036	7,619,717
Investment related receivable	7,461,128	3,914,458
Derivative assets, at fair value	5,349,613	8,053,813
Other assets	656,117	775,031

Total assets	$2,612,541,116	$2,299,601,203

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,234,522,000	$804,811,000
Multi-family securitized debt obligations	1,109,204,743	1,204,583,678
Residential securitized debt obligations	114,418,318	134,846,348
Accrued interest payable	6,194,464	5,467,916
Dividends payable	39,132	39,132
Deferred income	222,518	203,743
Due to broker	1,123,463	4,244,678
Fees and expenses payable to Manager	752,000	880,000
Other accounts payable and accrued expenses	273,201	2,057,843

Total liabilities	2,466,749,839	2,157,134,338

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,143,758 and 17,539,258 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	221,393	175,348
Additional paid-in capital	224,048,169	204,264,868
Accumulated other comprehensive income (loss)	(12,617,794)	(6,831,940)
Cumulative distributions to stockholders	(104,650,235)	(89,224,194)
Accumulated earnings (deficit)	1,632,772	(3,074,189)

Total stockholders' equity	145,791,277	142,466,865

Total liabilities and stockholders' equity	$2,612,541,116	$2,299,601,203

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

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues:
Interest income:
Available-for-sale securities	$29,521,893	$23,475,765	$24,298,156
Mortgage loans held-for-sale	72,160	430,986	2,097,702
Multi-family loans held in securitization trusts	54,271,017	58,587,780	68,016,595
Residential loans held in securitization trusts	5,103,853	10,585,191	19,986,204
Cash and cash equivalents	164,413	41,994	16,351
Interest expense:
Repurchase agreements - available-for-sale securities	(13,493,197)	(6,237,777)	(6,467,312)
Repurchase agreements - mortgage loans held-for-sale	—	(237,807)	(1,323,892)
Multi-family securitized debt obligations	(51,440,694)	(54,940,386)	(62,157,176)
Residential securitized debt obligations	(4,059,894)	(8,117,402)	(13,156,912)
Net interest income	20,139,551	23,588,344	31,309,716
Other-than-temporary impairments
(Increase) decrease in credit reserves	—	745,492	(745,492)
Additional other-than-temporary credit impairment losses	—	(183,790)	(2,890,939)
Total impairment losses recognized in earnings	—	561,702	(3,636,431)
Other income:
Realized gain (loss) on sale of investments, net	(14,054,164)	(7,216,137)	(533,832)
Change in unrealized gain (loss) on fair value option securities	9,448,270	(8,406,934)	(1,041,649)
Realized gain (loss) on derivative contracts, net	2,219,719	(3,089,001)	(12,024,730)
Change in unrealized gain (loss) on derivative contracts, net	(2,704,413)	5,495,463	4,909,858
Realized gain (loss) on mortgage loans held-for-sale, net	(221,620)	94,187	1,216,314
Change in unrealized gain (loss) on mortgage loans held-for-sale	17,727	(151,023)	(197,179)
Change in unrealized gain (loss) on mortgage servicing rights	(487,856)	(827,864)	(671,957)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	3,353,365	(5,219,530)	6,097,000
Change in unrealized gain (loss) on residential loans held in securitization trusts	(961,100)	404,720	(8,153,474)
Other interest expense	(152,322)	(1,860,000)	—
Servicing income	922,094	932,424	211,878
Other income	46,262	32,276	85,726
Total other income (loss)	(2,574,038)	(19,811,419)	(10,102,045)
Expenses:
Management fee	2,215,050	2,472,353	2,774,432
General and administrative expenses	5,454,786	5,867,851	6,660,934
Operating expenses reimbursable to Manager	4,127,549	4,747,275	4,980,348
Other operating expenses	855,582	1,480,341	2,448,439
Compensation expense	205,585	197,452	256,608
Total expenses	12,858,552	14,765,272	17,120,761
Net income (loss)	4,706,961	(10,426,645)	450,479
Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(3,522,036)
Net income (loss) attributable to common stockholders	$1,184,925	$(13,948,681)	$(3,071,557)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,184,925	$(13,948,681)	$(3,071,557)
Weighted average number of shares of common stock outstanding	20,048,128	14,641,701	14,721,074
Basic and diluted income (loss) per share	$0.06	$(0.95)	$(0.21)
Dividends declared per weighted average share of common stock	$0.60	$2.04	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income (loss)	4,706,961	$(10,426,645)	$450,479
Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	(13,268,331)	(100,937)	(14,776,266)
Reclassification adjustment for net gain (loss) included in net income (loss)	7,482,477	(5,589,740)	1,969,108
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	(745,492)	745,492
Reclassification cumulative adjustment for Linked Transactions	—	—	4,457,544
Total other comprehensive income (loss)	(5,785,854)	(6,436,169)	(7,604,122)
Less: Dividends to preferred stockholders	(3,522,036)	(3,522,036)	(3,522,036)
Comprehensive income (loss) attributable to common stockholders	(4,600,929)	$(20,384,850)	$(10,675,679)

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2015	1,610,000	$37,156,972	14,718,750	$146,953	$189,332,874	$7,208,351	$(32,406,541)	$11,359,521	$212,798,130
Issuance of common stock, net	—	—	14,000	140	(140)	—	—	—	—
Cost of issuing common stock	—	—	—	—	—	—	—	—	—
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	(68,356)	(684)	(358,307)	—	—	—	(358,991)
Restricted stock compensation expense	—	—	(8,000)	—	63,275	—	—	—	63,275
Net income (loss)	—	—	—	—	—	—	—	450,479	450,479
Increase (decrease) in net unrealized gain on available-for-sale securities, net	—	—	—	—	—	(14,776,266)	—	—	(14,776,266)
Reclassification adjustment for net gain (loss) included in net income	—	—	—	—	—	1,969,108	—	—	1,969,108
Reclassification cumulative adjustments for Linked Transactions	—	—	—	—	—	4,457,544	—	(4,457,544)	—
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	—	—	—	745,492	—	—	745,492
Common dividends declared	—	—	—	—	—	—	(19,874,663)	—	(19,874,663)
Preferred dividends declared	—	—	—	—	—	—	(3,522,036)	—	(3,522,036)
Balance at December 31, 2015	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528

Balance at January 1, 2016	1,610,000	$37,156,972	14,656,394	$146,409	$189,037,702	$(395,771)	$(55,803,240)	$7,352,456	$177,494,528
Issuance of common stock, net	—	—	2,952,364	29,524	15,477,118	—	(15,506,642)	—	—
Cost of issuing common stock	—	—	—	—	(2,757)	—	—	—	(2,757)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	(58,500)	(585)	(282,980)	—	—	—	(283,565)
Restricted stock compensation expense	—	—	(11,000)	—	35,785	—	—	—	35,785
Net income (loss)	—	—	—	—	—	—	—	(10,426,645)	(10,426,645)
Increase (decrease) in net unrealized gain on available-for-sale securities, net	—	—	—	—	—	(100,937)	—	—	(100,937)
Reclassification adjustment for net gain (loss) included in net income	—	—	—	—	—	(5,589,740)	—	—	(5,589,740)
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	—	—	—	(745,492)	—	—	(745,492)
Common dividends declared	—	—	—	—	—	—	(14,392,276)	—	(14,392,276)
Preferred dividends declared	—	—	—	—	—	—	(3,522,036)	—	(3,522,036)
Balance at December 31, 2016	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(6,831,940)	$(89,224,194)	$(3,074,189)	$142,466,865
(restated)
Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(6,831,940)	$(89,224,194)	$(3,074,189)	$142,466,865
Issuance of common stock, net	—	—	4,604,500	46,045	21,140,820	—	—	—	21,186,865
Cost of issuing common stock	—	—	—	—	(1,351,239)	—	—	—	(1,351,239)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	(6,280)	—	—	—	(6,280)
Net income (loss)	—	—	—	—	—	—	—	4,706,961	4,706,961
Increase (decrease) in net unrealized gain on available-for-sale securities, net	—	—	—	—	—	(13,268,331)	—	—	(13,268,331)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	7,482,477	—	—	7,482,477
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(11,904,005)	—	(11,904,005)
Preferred dividends declared	—	—	—	—	—	—	(3,522,036)	—	(3,522,036)
Balance at December 31, 2017	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(12,617,794)	$(104,650,235)	$1,632,772	$145,791,277

The accompanying notes are an integral part of these consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities:
Net income (loss)	$4,706,961	$(10,426,645)	$450,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other-than-temporary impairment charges	—	(561,702)	3,636,431
Amortization/accretion of available-for-sale securities premiums and discounts, net	(1,475,701)	(6,751,667)	(13,210,849)
Realized (gain) loss on sale of investments, net	14,054,164	7,216,137	533,832
Realized (gain) loss on derivative contracts, net	(2,219,719)	3,089,001	12,024,730
Realized (gain) loss on mortgage loans held-for-sale	221,620	(94,187)	(1,216,314)
Unrealized (gain) loss on fair value option securities	(9,448,270)	8,406,934	1,041,649
Unrealized (gain) loss on derivative contracts	2,704,413	(5,495,463)	(4,909,858)
Unrealized (gain) loss on mortgage loans held-for-sale	(17,727)	151,023	197,179
Unrealized (gain) loss on mortgage servicing rights	487,856	827,864	671,957
Unrealized (gain) loss on multi-family loans held in securitization trusts	(3,353,365)	5,219,530	(6,097,000)
Unrealized (gain) loss on residential loans held in securitization trusts	961,100	(404,720)	8,153,474
Restricted stock compensation expense	(6,280)	35,785	63,275
Net change in:
Accrued interest receivable	(1,547,501)	(707,019)	1,204,188
Deferred offering costs	(82,893)	(96,489)	945,661
Other assets	118,914	(218,541)	(484,891)
Accrued interest payable	1,028,149	119,993	(693,848)
Deferred income	18,775	203,743	—
Fees and expenses payable to Manager	(128,000)	37,097	(219,097)
Other accounts payable and accrued expenses	(1,784,642)	1,790,336	(27,522)
Net cash provided by operating activities	4,237,854	2,341,010	2,063,476
Cash flows from investing activities:
Purchase of available-for-sale securities	(1,060,558,013)	(585,984,081)	(241,590,864)
Purchase of mortgage loans held-for-sale	—	(14,772,535)	(502,308,627)
Purchase of mortgage servicing rights	(10,910)	—	(4,940,630)
Purchase of FHLBI stock	—	—	(2,403,000)
Proceeds from sales of available-for-sale securities	495,030,356	263,153,843	333,672,932
Proceeds from mortgage loans held-for-sale	2,098,010	22,490,929	531,673,280
Proceeds from FHLBI stock	—	2,403,000	—
Net proceeds from (payments for) derivative contracts	2,219,506	(3,089,001)	(11,940,730)
Principal payments from available-for-sale securities	136,715,868	96,655,967	70,476,212
Principal payments from mortgage loans held-for-sale	547,635	275,636	15,432,462
Investment related receivable	(3,546,670)	(2,323,115)	—
Due to broker	(3,121,215)	4,244,678	—
Net cash (used in) provided by investing activities	(430,625,433)	(216,944,679)	188,071,035
Cash flows from financing activities:
Proceeds from issuance of common stock	19,835,626	15,503,885	—
Purchase of treasury stock	—	(283,565)	(358,991)
Dividends paid on common stock	(11,904,005)	(29,898,918)	(19,874,663)
Dividends paid on preferred stock	(3,522,036)	(3,522,036)	(3,522,036)
Proceeds from repurchase agreements - available-for-sale securities	14,224,216,000	7,940,492,000	5,951,792,999
Proceeds from repurchase agreements - mortgage loans held-for-sale	—	16,405,081	66,937,322
Proceeds from FHLBI advances	—	—	155,497,000
Payments for FHLBI advances	—	(49,697,000)	(105,800,000)
Principal repayments of repurchase agreements - available-for-sale securities	(13,794,505,000)	(7,644,912,000)	(6,136,468,999)

Principal repayments of repurchase agreements - mortgage loans held-for-sale	—	(25,909,538)	(107,696,717)
Net cash (used in) provided by financing activities	434,120,585	218,177,909	(199,494,085)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,733,006	3,574,240	(9,359,574)
Cash, cash equivalents and restricted cash, beginning of period	37,889,596	34,315,356	43,674,930
Cash, cash equivalents and restricted cash, end of period	$45,622,602	$37,889,596	$34,315,356
Supplemental disclosure of cash flow information
Cash paid for interest	$14,477,370	$6,355,591	$8,554,565
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$39,132	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$(5,785,854)	$(6,436,169)	$(7,604,122)
Consolidation of multi-family loans held in securitization trusts	$1,135,251,880	$1,227,523,075	$1,455,155,339
Consolidation of residential loans held in securitization trusts	$120,152,455	$141,597,866	$413,327,217
Consolidation of multi-family securitized debt obligations	$1,113,556,782	$1,209,181,035	$1,369,124,789
Consolidation of residential securitized debt obligations	$114,738,735	$135,223,045	$381,791,476
MBS securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$—	$210,238,658
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$—	$149,293,000

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

The Company did not recognize any credit-related OTTI losses through earnings during the year ended December 31, 2017. As of December 31, 2016, the Company recognized credit-related gains of $0.56 million related to the release of credit reserves on certain legacy Non-Agency RMBS, all of which had been sold for the year then ended.

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

Unrealized gains and losses on the Company’s AFS securities except Non-Agency RMBS IOs are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's consolidated statement of comprehensive income (loss). For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the Company had unrealized gains (losses) on AFS securities of ($5,785,854), (6,436,169) and ($7,604,122), respectively.

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

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Net income (loss)		$4,706,961		$(10,426,645)		$450,479
Less dividends paid:
Common stock	$11,904,005		$29,898,918		$19,874,663
Preferred stock	3,522,036		3,522,036		3,522,036
		15,426,041		33,420,954		23,396,699
Undistributed earnings		$(10,719,080)		$(43,847,599)		$(22,946,220)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.60	$0.60	$2.04	$2.04	$1.35	$1.35
Undistributed earnings (deficit)	(0.54)	(0.54)	(2.99)	(2.99)	(1.56)	(1.56)
Total	$0.06	$0.06	$(0.95)	$(0.95)	$(0.21)	$(0.21)

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	4,707	(10,426)	450
GAAP net loss (income) from REIT operations	(4,645)	9,090	(1,826)
GAAP net income (loss) of taxable subsidiary	62	(1,336)	(1,376)
Capitalized transaction fees	(41)	(41)	(41)
Unrealized gain (loss)	639	1,964	2,041
Deferred income	19	204	—
Tax income (loss) of taxable subsidiary before utilization of net operating losses	679	791	624
Utilizations of net operating losses	(679)	(791)	(624)
Net tax income of taxable subsidiaries	—	—	—

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

NOTE 21 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As a result of the filing of our Amendment No .2 on Form 10-K/A for the fiscal year ended December 31, 2016, the Company determined it had incorrectly stated accumulated other comprehensive income (loss) and accumulated earnings (deficit) by equal and offsetting amounts in our consolidated balance sheet as of December 31, 2017. The following table represents the restated audited consolidated balance sheet as of December 31, 2017.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 21 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated Balance Sheet

	December 31, 2017
	As previously reported	Restatement adjustments	As restated
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,295,225,428 for December 31, 2017	$1,290,825,648	$—	$1,290,825,648
Mortgage loans held-for-sale, at fair value	—	$—	$—
Multi-family loans held in securitization trusts, at fair value	1,130,874,274	$—	$1,130,874,274
Residential loans held in securitization trusts, at fair value	119,756,455	$—	$119,756,455
Mortgage servicing rights, at fair value	2,963,861	$—	$2,963,861
Linked transactions, net, at fair value	—	$—	$—
Cash and cash equivalents	34,347,339	$—	$34,347,339
Restricted cash	11,275,263	$—	$11,275,263
Deferred offering costs	179,382	$—	$179,382
Accrued interest receivable	8,852,036	$—	$8,852,036
Dividends receivable	—	$—	$—
Investment related receivable	7,461,128	$—	$7,461,128
Derivative assets, at fair value	5,349,613	$—	$5,349,613
FHLB stock	—	$—	$—
Other assets	656,117	$—	$656,117
Total assets	$2,612,541,116	$—	$2,612,541,116
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,234,522,000	$—	$1,234,522,000
Mortgage loans held-for-sale	—	$—	$—
FHLB Advances	—	$—	$—
Multi-family securitized debt obligations	1,109,204,743	$—	$1,109,204,743
Residential securitized debt obligations	114,418,318	$—	$114,418,318
Derivatives liabilities, at fair value	—	$—	$—
Accrued interest payable	6,194,464	$—	$6,194,464
Dividends payable	39,132	$—	$39,132
Deferred income	222,518	$—	$222,518
Due to broker	1,123,463	$—	$1,123,463
Fees and expenses payable to Manager	752,000	$—	$752,000
Other accounts payable and accrued expenses	273,201	$—	$273,201
Total liabilities	2,466,749,839	—	2,466,749,839
STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at December 31, 2017	37,156,972	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 22,143,758 shares issued and outstanding, at December 31, 2017	221,393	—	221,393
Additional paid-in capital	224,048,169	—	224,048,169
Accumulated other comprehensive income (loss)	(15,054,484)	2,436,690	(12,617,794)
Cumulative distributions to stockholders	(104,650,235)	—	(104,650,235)
Accumulated earnings (deficit)	4,069,462	(2,436,690)	1,632,772
Total stockholders' equity	145,791,277	—	145,791,277
Total liabilities and stockholders' equity	$2,612,541,116	$—	$2,612,541,116

The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

NOTE 22 – QUARTERLY FINANCIAL DATA

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