Form 10-Q/A
period 2018-03-31
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

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

EXPLANATORY NOTE

As used in the in this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2018 (the “Form 10-Q/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc. (known as Five Oaks Investment Corp. at the time of the filing of the Original Filing, as defined below), a Maryland Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2018 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2018 and to make related revisions to certain other disclosures in the Original Filing as a result of the concurrent filing of our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2017. Further explanation regarding the restatement is set forth in Note 19 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement of:
•Part I - Item 1 - Financial Statements (Unaudited)
•Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4 - Controls and Procedures
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

FIVE OAKS INVESTMENT CORP.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	3/31/2018(1)	12/31/2017(1)
	(unaudited)
ASSETS	(restated)
Available-for-sale securities, at fair value (includes pledged securities of $1,099,341,757 and $1,295,225,428 for March 31, 2018 and December 31, 2017, respectively)	$1,095,189,264	$1,290,825,648
Multi-family loans held in securitization trusts, at fair value	1,106,592,612	1,130,874,274
Residential loans held in securitization trusts, at fair value	111,764,070	119,756,455
Mortgage servicing rights, at fair value	3,021,549	2,963,861
Cash and cash equivalents	42,257,248	34,347,339
Restricted cash	11,658,225	11,275,263
Deferred offering costs	186,999	179,382
Accrued interest receivable	8,854,367	8,852,036
Investment related receivable (includes pledged securities of $138,262,099 for March 31, 2018)	143,801,279	7,461,128
Derivative assets, at fair value	18,132,700	5,349,613
Other assets	512,358	656,117

Total assets	$2,541,970,671	$2,612,541,116

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,177,060,000	$1,234,522,000
Multi-family securitized debt obligations	1,086,279,589	1,109,204,743
Residential securitized debt obligations	106,676,747	114,418,318
Accrued interest payable	6,009,300	6,194,464
Dividends payable	39,132	39,132
Deferred income	273,968	222,518
Due to broker	13,741,125	1,123,463
Fees and expenses payable to Manager	1,319,711	752,000
Other accounts payable and accrued expenses	209,976	273,201

Total liabilities	2,391,609,548	2,466,749,839

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,683,164 and 22,143,758 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	236,787	221,393
Additional paid-in capital	231,348,163	224,048,169
Accumulated other comprehensive income (loss)	(23,483,141)	(12,617,794)
Cumulative distributions to stockholders	(107,845,430)	(104,650,235)
Accumulated earnings	12,947,772	1,632,772

Total stockholders' equity	150,361,123	145,791,277

Total liabilities and stockholders' equity	$2,541,970,671	$2,612,541,116
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

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2018	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(12,617,794)	$(104,650,235)	$1,632,772	$145,791,277
Issuance of common stock, net	—	—	1,539,406	15,394	7,327,573	—	—	—	7,342,967
Cost of issuing common stock	—	—	—	—	(32,383)	—	—	—	(32,383)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	4,804	—	—	—	4,804
Net income (loss)	—	—	—	—	—	—	—	11,315,000	11,315,000
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	(12,154,936)	—	—	(12,154,936)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	1,289,589	—	—	1,289,589
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(2,314,686)	—	(2,314,686)
Preferred dividends declared	—	—	—	—	—	—	(880,509)	—	(880,509)
Balance at March 31, 2018	1,610,000	$37,156,972	23,683,164	$236,787	$231,348,163	$(23,483,141)	$(107,845,430)	$12,947,772	$150,361,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$11,315,000	$2,369,141
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	1,243,752	(1,399,788)
Realized (gain) loss on sale of investments, net	2,848,007	9,317,003
Realized (gain) loss on derivative contracts, net	(2,792,794)	(2,233,051)
Realized (gain) loss on mortgage loans held-for-sale	—	174
Unrealized (gain) loss on fair value option securities	—	(9,448,270)
Unrealized (gain) loss on derivative contracts	(12,783,088)	3,077,088
Unrealized (gain) loss on mortgage loans held-for-sale	—	3,709
Unrealized (gain) loss on mortgage servicing rights	(57,689)	126,446
Unrealized (gain) loss on multi-family loans held in securitization trusts	1,355,774	(1,299,630)
Unrealized (gain) loss on residential loans held in securitization trusts	255,403	368,343
Restricted stock compensation expense	4,804	6,620
Net change in:
Accrued interest receivable	100,083	(357,733)
Deferred offering costs	(7,617)	(43)
Other assets	143,759	50,764
Accrued interest payable	(291,435)	(39,796)
Deferred income	51,450	(3,209)
Fees and expenses payable to Manager	567,711	(171,000)
Other accounts payable and accrued expenses	(63,221)	(1,681,211)
Net cash (used in) provided by operating activities	1,889,899	(1,314,443)
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(229,808,786)
Proceeds from sales of available-for-sale securities	144,210,537	46,285,304
Net proceeds from (payments for) derivative contracts	2,792,794	2,233,051
Principal payments from available-for-sale securities	36,468,741	23,814,162
Principal payments from mortgage loans held-for-sale	—	22,696
Investment related receivable	(136,340,151)	1,720,692
Due from broker	12,617,662	(3,329,088)
Net cash (used in) provided by investing activities	59,749,583	(159,061,969)
Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	7,310,584	(9,310)
Purchase of treasury stock	—	—
Dividends paid on common stock	(2,314,686)	(2,630,889)
Dividends paid on preferred stock	(880,509)	(880,509)
Proceeds from repurchase agreements - available-for-sale securities	4,064,474,000	2,720,168,000
Principal repayments of repurchase agreements - available-for-sale securities	(4,121,936,000)	(2,553,754,000)
Net cash (used in) provided by financing activities	(53,346,611)	162,893,292
Net increase (decrease) in cash, cash equivalents and restricted cash	8,292,871	2,516,880
Cash, cash equivalents and restricted cash, beginning of period	45,622,602	37,889,596
Cash, cash equivalents and restricted cash, end of period	$53,915,473	$40,406,476
Supplemental disclosure of cash flow information
Cash paid for interest	$5,242,972	$4,147,592
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$39,132	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$(10,865,347)	$3,550,902
Consolidation of multi-family loans held in securitization trusts	$1,111,092,392	$1,219,903,501
Consolidation of residential loans held in securitization trusts	$112,140,311	$132,898,313
Consolidation of multi-family securitized debt obligations	$1,090,753,067	$1,200,261,830
Consolidation of residential securitized debt obligations	$106,981,993	$126,891,835

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

In connection with the aforementioned transaction, an affiliate of Hunt purchased 1,539,406 shares of the Company's common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 Five Oaks shares from the Company's largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represents a 56.9% premium over the Five Oaks common stock price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its previously held Five Oaks warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of Five Oaks outstanding common shares. Also in connection with the transaction, and as further described in Section 10 of our 2017 10-K/A filed with the Securities and Exchange Commission filed on November 13, 2018 and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Five Oaks board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of Five Oaks and Michael P. Larsen President of Five Oaks.

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

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on November 13, 2018.

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

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the three months ended March 31, 2018, the Company had unrealized gains (losses) on AFS securities of $(10,865,347) and for three months ended March 31, 2017, the Company had unrealized gains (losses) on AFS securities of $3,550,902.

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

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As a result of the filing of our Amendment No.1 on Form 10-K/A for the fiscal year ended December 31, 2017, the Company determined it had incorrectly stated accumulated other comprehensive income (loss) and accumulated earnings by equal and offsetting amounts in our condensed consolidated balance sheet as of March 31, 2018. The following table represents the restated unaudited condensed consolidated balance sheet for the period ended March 31, 2018.

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)
NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Unaudited Condensed Consolidated Balance Sheet

	March 31, 2018
	As previously reported	Restatement adjustments	As restated
ASSETS
Available-for-sale securities, at fair value (includes pledged securities of $1,099,341,757 for March 31, 2018	$1,095,189,264	—	1,095,189,264
Mortgage loans held-for-sale, at fair value	—	—	—
Multi-family loans held in securitization trusts, at fair value	1,106,592,612	—	1,106,592,612
Residential loans held in securitization trusts, at fair value	111,764,070	—	111,764,070
Mortgage servicing rights, at fair value	3,021,549	—	3,021,549
Cash and cash equivalents	42,257,248	—	42,257,248
Restricted cash	11,658,225	—	11,658,225
Deferred offering costs	186,999	—	186,999
Accrued interest receivable	8,854,367	—	8,854,367
Investment related receivable (includes pledged securities of $138,262,099 for March 31, 2018)	143,801,279	—	143,801,279
Derivative assets, at fair value	18,132,700	—	18,132,700
Other assets	512,358	—	512,358
Total assets	$2,541,970,671	$—	$2,541,970,671
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$1,177,060,000	—	1,177,060,000
Multi-family securitized debt obligations	1,086,279,589	—	1,086,279,589
Residential securitized debt obligations	106,676,747	—	106,676,747
Accrued interest payable	6,009,300	—	6,009,300
Derivative liabilities, at fair value	—	—	—
Dividends payable	39,132	—	39,132
Deferred income	273,968	—	273,968
Due to broker	13,741,125	—	13,741,125
Fees and expenses payable to Manager	1,319,711	—	1,319,711
Other accounts payable and accrued expenses	209,976	—	209,976
Total liabilities	2,391,609,548	—	2,391,609,548
STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at March 31, 2018	37,156,972	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,683,164 shares issued and outstanding, at March 31, 2018	236,787	—	236,787
Additional paid-in capital	231,348,163	—	231,348,163
Accumulated other comprehensive income (loss)	(25,919,831)	2,436,690	(23,483,141)
Cumulative distributions to stockholders	(107,845,430)	—	(107,845,430)
Accumulated earnings	15,384,462	(2,436,690)	12,947,772
Total stockholders' equity	150,361,123	—	150,361,123
Total liabilities and stockholders' equity	$2,541,970,671	$—	$2,541,970,671

FIVE OAKS INVESTMENT CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2018 (unaudited)

NOTE 20 - SUBSEQUENT EVENTS

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our annual report on Form 10-K/A for the year ended December 31, 2017, or our 2017 10-K/A, filed with the Securities and Exchange Commission, or SEC, on November 13, 2018.

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Actual results may differ from expectations, estimates and projections and, consequently, you should not rely on those forward-looking statements as predictions of future events. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2017 10-K/A which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

HUNT COMPANIES FINANCE TRUST, INC.

Dated: November 13, 2018	By	/s/ James A. Briggs
James A. Briggs
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.30***	Membership Interest Purchase Agreement dated April 30, 2018 by and between Hunt Mortgage Group, LLC and the Company
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Previously filed.