Form 10-Q/A
period 2018-06-30
Hunt Companies Finance Trust, Inc.
filed 2018-11-13
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.2)

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

EXPLANATORY NOTE

As used in this Amendment No. 2 on Form 10-Q/A for the quarter ended June 30, 2018 (the “Form 10-Q/A”), the terms “Company”, “our” or “we” refer to Hunt Companies Finance Trust, Inc., a Maryland Corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2018 (the “Original Filing”), as well as Amendment No. 1 on Form 10-Q/A to the Original Filing, as filed with the SEC on August 10, 2018. This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended June 30, 2018 and to make related revisions to certain other disclosures in the Original Filing as a result of the concurrent filing of our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2017. Further explanation regarding the restatement is set forth in Note 21 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information, as well as the information in Amendment No. 1, are modified and superseded where necessary to reflect the restatement and other revisions. Except as provided above, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

HUNT COMPANIES FINANCE TRUST, INC.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2018 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and June 30, 2017 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	50
Item 4.	Controls and Procedures	52

PART II - Other Information		54

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55

Signatures		56

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	6/30/2018(1)	12/31/2017(1)
	(unaudited)
ASSETS	(restated)
Available-for-sale securities, at fair value (includes pledged securities of $0 for June 30, 2018 and $1,295,225,428 for December 31, 2017, respectively)	$—	$1,290,825,648
Commercial mortgage loans held-for-investment, at amortized cost	326,883,547	—
Multi-family loans held in securitization trusts, at fair value(1)	23,842,162	1,130,874,274
Residential loans held in securitization trusts, at fair value(1)	—	119,756,455
Mortgage servicing rights, at fair value	4,105,613	2,963,861
Cash and cash equivalents	73,380,534	34,347,339
Restricted cash	7,932,233	11,275,263
Deferred offering costs	154,616	179,382
Accrued interest receivable	1,856,506	8,852,036
Investment related receivable	20,505,834	7,461,128
Derivative assets, at fair value	—	5,349,613
Other assets	871,239	656,117

Total assets	$459,532,284	$2,612,541,116

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$—	$1,234,522,000
Collateralized loan obligations	287,738,948	—
Multi-family securitized debt obligations(1)	19,481,546	1,109,204,743
Residential securitized debt obligations(1)	—	114,418,318
Accrued interest payable	526,251	6,194,464
Dividends payable	29,349	39,132
Deferred income	310,250	222,518
Due to broker	—	1,123,463
Fees and expenses payable to Manager	1,185,000	752,000
Other accounts payable and accrued expenses	225,980	273,201

Total liabilities	309,497,324	2,466,749,839

COMMITMENTS AND CONTINGENCIES (NOTES 14 & 16)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,683,164 and 22,143,758 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	236,787	221,393
Additional paid-in capital	231,320,638	224,048,169
Accumulated other comprehensive income (loss)	—	(12,617,794)
Cumulative distributions to stockholders	(110,137,146)	(104,650,235)
Accumulated earnings (deficit)	(8,542,291)	1,632,772

Total stockholders' equity	150,034,960	145,791,277

Total liabilities and stockholders' equity	$459,532,284	$2,612,541,116
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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
(restated)	Shares	Par Value	Shares	Par Value
Balance at January 1, 2018	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(12,617,794)	$(104,650,235)	$1,632,772	$145,791,277
Issuance of common stock, net	—	—	1,539,406	15,394	7,327,573	—	—	—	7,342,967
Cost of issuing common stock	—	—	—	—	(64,766)	—	—	—	(64,766)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	9,662	—	—	—	9,662
Net income (loss)	—	—	—	—	—	—	—	(10,175,063)	(10,175,063)
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	—	—	—
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	12,617,794	—	—	12,617,794
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	—	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	(3,735,676)	—	(3,735,676)
Preferred dividends declared	—	—	—	—	—	—	(1,751,235)	—	(1,751,235)
Balance at June 30, 2018	1,610,000	$37,156,972	23,683,164	$236,787	$231,320,638	$—	$(110,137,146)	$(8,542,291)	$150,034,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,175,063)	$72,570
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	1,403,431	(1,696,333)
Amortization of collateralized loan obligations discounts, net	186,128	—
Realized (gain) loss on sale of investments, net	33,345,288	9,468,552
Realized (gain) loss on derivative contracts, net	(25,984,870)	(3,686,125)
Realized (gain) loss on mortgage loans held-for-sale	—	423
Unrealized (gain) loss on fair value option securities	—	(9,448,270)
Unrealized (gain) loss on derivative contracts	5,349,613	8,890,363
Unrealized (gain) loss on mortgage loans held-for-sale	—	11,067
Unrealized (gain) loss on mortgage servicing rights	(1,141,752)	354,775
Unrealized (gain) loss on multi-family loans held in securitization trusts	6,818,922	(2,102,836)
Unrealized (gain) loss on residential loans held in securitization trusts	(5,650,199)	618,422
Restricted stock compensation expense	9,662	13,318
Net change in:
Accrued interest receivable	2,329,704	(857,702)
Deferred offering costs	24,766	9,007
Other assets	(106,022)	(344,553)
Accrued interest payable	(1,076,157)	78,250
Deferred income	87,732	(14,983)
Fees and expenses payable to Manager	432,996	(317,000)
Other accounts payable and accrued expenses	(47,217)	(1,913,871)
Net cash (used in) provided by operating activities	5,806,962	(864,926)
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(486,979,999)
Purchase of commercial mortgage loans held-for-investment	(1,624,535)	—
Purchase of mortgage servicing rights	—	(10,910)
Proceeds from sales of available-for-sale securities	1,227,314,578	52,966,554
Net proceeds from (payments for) derivative contracts	25,984,870	3,685,913
Principal payments from available-for-sale securities	62,932,244	55,681,933
Principal payments from mortgage loans held-for-sale	—	42,101
Principal payments from commercial mortgage loans held-for-investment	20,405,000	—
Investment related receivable	(13,044,706)	(703,768)
Purchase of Hunt CMT Equity LLC (net of $9,829,774 in restricted cash)	(58,220,292)	—
Due from broker	(1,123,463)	40,836,375
Net cash (used in) provided by investing activities	1,262,623,696	(334,481,801)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,278,201	19,903,641
Dividends paid on common stock	(3,735,676)	(5,261,777)
Dividends paid on preferred stock	(1,761,018)	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	6,017,838,000	5,703,247,000
Principal repayments of repurchase agreements - available-for-sale securities	(7,252,360,000)	(5,361,430,000)
Net cash (used in) provided by financing activities	(1,232,740,493)	354,697,846
Net increase (decrease) in cash, cash equivalents and restricted cash	35,690,165	19,351,119
Cash, cash equivalents and restricted cash, beginning of period	45,622,602	37,889,596
Cash, cash equivalents and restricted cash, end of period	$81,312,767	$57,240,715
Supplemental disclosure of cash flow information
Cash paid for interest	$10,340,281	$6,903,389
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$29,349	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$12,617,794	$1,438,483
Consolidation of multi-family loans held in securitization trusts	$23,949,942	$1,179,880,650
Consolidation of residential loans held in securitization trusts	$—	$129,108,978
Consolidation of multi-family securitized debt obligations	$19,561,943	$1,159,436,081
Consolidation of residential securitized debt obligations	$—	$123,352,580
Commercial mortgage loans acquired, Hunt CMT Equity LLS acquisition	$345,664,012	$—
Restricted cash acquired, Hunt CMT Equity LLS acquisition	$9,829,774	$—
Other assets acquired, Hunt CMT Equity LLS acquisition	$109,100	$—
Collateralized loan obligations assumed, Hunt CMT Equity LLS acquisition	$(287,552,820)	$—

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

Unrealized gains and losses on the Company’s AFS securities are recorded as unrealized gain (loss) on available-for-sale securities, net in the Company's condensed consolidated statement of comprehensive income (loss). For the six months ended June 30, 2018, the Company did not have any unrealized gains (losses) on AFS securities and for six months ended June 30, 2017, the Company had unrealized gains (losses) on AFS securities of $1,438,483.

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

NOTE 21 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As a result of the filing of our Amendment No.1 on Form 10-K/A for the fiscal year ended December 31, 2017, the Company determined it had incorrectly stated accumulated other comprehensive income (loss) and accumulated earnings by equal and offsetting amounts in our condensed consolidated balance sheet as of June 30, 2018. The following table represents the restated unaudited condensed consolidated balance sheet for the period ended June 30, 2018.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 21 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Unaudited Condensed Consolidated Balance Sheet

	June 30, 2018
	As previously reported	Restatement adjustments	As restated
ASSETS
Commercial mortgage loans, held-for-investment, at amortized cost	326,883,547	—	326,883,547
Multi-family loans held in securitization trusts, at fair value	23,842,162	—	23,842,162
Mortgage servicing rights, at fair value	4,105,613	—	4,105,613
Cash and cash equivalents	73,380,534	—	73,380,534
Restricted cash	7,932,233	—	7,932,233
Deferred offering costs	154,616	—	154,616
Accrued interest receivable	1,856,506	—	1,856,506
Investment related receivable	20,505,834	—	20,505,834
Other assets	871,239	—	871,239
Total assets	$459,532,284	$—	$459,532,284
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Collateralized loan obligation	287,738,948	—	287,738,948
Multi-family securitized debt obligations	19,481,546	—	19,481,546
Accrued interest payable	526,251	—	526,251
Dividends payable	29,349	—	29,349
Deferred income	310,250	—	310,250
Fees and expenses payable to Manager	1,185,000	—	1,185,000
Other accounts payable and accrued expenses	225,980	—	225,980
Total liabilities	309,497,324	—	309,497,324
STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	37,156,972	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,683,164 and 22,143,758 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	236,787	—	236,787
Additional paid-in capital	231,320,638	—	231,320,638
Accumulated other comprehensive income (loss)	(2,436,690)	2,436,690	—
Cumulative distributions to stockholders	(110,137,146)	—	(110,137,146)
Accumulated earnings	(6,105,601)	(2,436,690)	(8,542,291)
Total stockholders' equity	150,034,960	—	150,034,960
Total liabilities and stockholders' equity	$459,532,284	$—	$459,532,284

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2018 (unaudited)
NOTE 22 - SUBSEQUENT EVENTS

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "will," "seek," "would," "could"or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form10-K/A for the year ended December 31, 2017 and the risk factor described in Part II, Item 1A "Risk Factors" in this quarterly report on Form 10-Q/A in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2017 10-K/A which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

See Item 3. "Quantitative And Qualitative Disclosures About Market Risks" in this Quarterly Report on Form 10-Q/A for additional information.

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