Form 10-Q
period 2018-09-30
Hunt Companies Finance Trust, Inc.
filed 2018-11-14
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common stock, $0.01 par value	23,687,664

HUNT COMPANIES FINANCE TRUST, INC.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2018 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	49
Item 4.	Controls and Procedures	52

PART II - Other Information		53

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53

Signatures		54

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	9/30/2018(1)	12/31/2017(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$9,912,051	$34,347,339
Restricted cash	77,694,265	11,275,263
Available-for-sale securities, at fair value (includes pledged securities of $0 for September 30, 2018 and $1,295,225,428 for December 31, 2017, respectively)	—	1,290,825,648
Commercial mortgage loans held-for-investment, at amortized cost	544,586,537	—
Multi-family loans held in securitization trusts, at fair value(1)	24,787,988	1,130,874,274
Residential loans held in securitization trusts, at fair value(1)	—	119,756,455
Mortgage servicing rights, at fair value	4,209,124	2,963,861
Deferred offering costs	122,233	179,382
Accrued interest receivable	2,542,868	8,852,036
Investment related receivable	16,242,900	7,461,128
Derivative assets, at fair value	—	5,349,613
Other assets	713,762	656,117

Total assets	$680,811,728	$2,612,541,116

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$—	$1,234,522,000
Collateralized loan obligation (net of discount of $2,716,862 and deferred financing costs of $3,977,017 for September 30, 2018)	503,487,121	—
Multi-family securitized debt obligations(1)	19,462,838	1,109,204,743
Residential securitized debt obligations(1)	—	114,418,318
Accrued interest payable	854,060	6,194,464
Dividends payable	1,450,609	39,132
Deferred income	397,203	222,518
Due to broker	—	1,123,463
Fees and expenses payable to Manager	3,001,338	752,000
Other accounts payable and accrued expenses	96,293	273,201

Total liabilities	528,749,462	2,466,749,839

COMMITMENTS AND CONTINGENCIES (NOTES 15 & 16)

STOCKHOLDERS' EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,687,664 and 22,143,758 shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	236,787	221,393
Additional paid-in capital	231,296,687	224,048,169
Accumulated other comprehensive income (loss)	—	(12,617,794)
Cumulative distributions to stockholders	(112,438,915)	(104,650,235)
Accumulated earnings (deficit)	(4,189,265)	1,632,772

Total stockholders' equity	152,062,266	145,791,277

Total liabilities and stockholders' equity	$680,811,728	$2,612,541,116
(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2018 and December 31, 2017, assets of consolidated VIEs totaled $24,898,204 and $1,255,404,335 respectively, and the liabilities of consolidated VIEs totaled $19,566,273 and $1,228,295,517 respectively
See Notes 6 and 7 for further discussion
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$—	$7,827,281	$10,748,966	$21,308,582
Residential mortgage loans held-for-sale	—	12,082	—	69,416
Commercial mortgage loans held-for-investment	9,365,400	—	15,259,400	—
Multi-family loans held in securitization trusts	336,824	13,473,913	20,540,942	40,992,241
Residential loans held in securitization trusts	—	1,249,966	2,102,352	3,903,924
Cash and cash equivalents	17,024	63,264	134,002	138,745
Interest expense:
Repurchase agreements - available-for-sale securities	—	(4,118,639)	(7,637,242)	(9,087,956)
Collateralized loan obligations	(4,366,632)	—	(7,255,799)	—
Multi-family securitized debt obligations	(237,980)	(12,766,808)	(19,404,532)	(38,866,888)
Residential securitized debt obligations	—	(995,293)	(1,685,971)	(3,100,616)
Net interest income	5,114,636	4,745,766	12,802,118	15,357,448
Other income:
Realized gain (loss) on sale of investments, net	(13,617)	(5,148,445)	(33,358,905)	(14,616,997)
Change in unrealized gain (loss) on fair value option securities	—	—	—	9,448,270
Realized gain (loss) on derivative contracts, net	—	(1,636,725)	25,984,870	2,049,400
Change in unrealized gain (loss) on derivative contracts, net	—	307,263	(5,349,613)	(8,583,100)
Realized gain (loss) on mortgage loans held-for-sale	—	(221,197)	—	(221,620)
Change in unrealized gain (loss) on mortgage loans held-for-sale	—	28,794	—	17,727
Change in unrealized gain (loss) on mortgage servicing rights	103,512	(102,945)	1,245,264	(457,720)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	957,549	694,730	(5,861,373)	2,797,566
Change in unrealized gain (loss) on residential loans held in securitization trusts	—	(155,252)	5,650,199	(773,674)
Other interest expense	—	—	—	(152,322)
Servicing income	285,745	276,211	702,127	721,468
Other income	27,942	8,369	88,434	33,275
Total other income (loss)	1,361,131	(5,949,197)	(10,898,997)	(9,737,727)
Expenses:
Management fee	586,926	573,412	1,767,252	1,670,804
General and administrative expenses	796,600	1,288,978	3,148,945	4,120,807
Operating expenses reimbursable to Manager	548,132	915,452	1,865,057	3,086,304
Other operating expenses	136,400	225,502	742,059	770,189
Compensation expense	54,683	49,562	201,845	155,384
Total expenses	2,122,741	3,052,906	7,725,158	9,803,488

Net income (loss)	4,353,026	(4,256,337)	(5,822,037)	(4,183,767)
Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)
Net income (loss) attributable to common stockholders	$3,472,517	$(5,136,846)	$(8,453,781)	$(6,815,511)
Earnings (deficit) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$3,472,517	$(5,136,846)	$(8,453,781)	$(6,815,511)
Weighted average number of shares of common stock outstanding	23,687,273	22,139,258	23,588,688	19,342,188
Basic and diluted income (loss) per share	$0.15	$(0.23)	$(0.36)	$(0.35)
Dividends declared per share of common stock	$0.06	$0.15	$0.22	$0.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$4,353,026	$(4,256,337)	$(5,822,037)	$(4,183,767)

Other comprehensive income (loss):
Increase (decrease) in unrealized gain (loss) on available-for-sale securities, net	—	(4,175,111)	—	(2,954,193)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	6,362,159	12,617,794	6,579,724

Total other comprehensive income (loss)	—	2,187,048	12,617,794	3,625,531

Less: Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)

Comprehensive income (loss) attributable to common stockholders	$3,472,517	$(2,949,798)	$4,164,013	$(3,189,980)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2018	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(12,617,794)	$(104,650,235)	$1,632,772	$145,791,277
Issuance of common stock, net	—	—	1,543,906	15,394	7,327,573	—	—	—	7,342,967
Cost of issuing common stock	—	—	—	—	(97,150)	—	—	—	(97,150)
Restricted stock compensation expense	—	—	—	—	18,095	—	—	—	18,095
Net income (loss)	—	—	—	—	—	—	—	(5,822,037)	(5,822,037)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	12,617,794	—	—	12,617,794
Common dividends declared	—	—	—	—	—	—	(5,156,936)	—	(5,156,936)
Preferred dividends declared	—	—	—	—	—	—	(2,631,744)	—	(2,631,744)
Balance at September 30, 2018	1,610,000	$37,156,972	23,687,664	$236,787	$231,296,687	$—	$(112,438,915)	$(4,189,265)	$152,062,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,822,037)	$(4,183,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	1,403,431	(1,653,155)
Amortization of collateralized loan obligations discounts, net	462,318	—
Amortization of deferred financing costs	98,429	—
Realized (gain) loss on sale of investments, net	33,358,905	14,616,997
Realized (gain) loss on derivative contracts, net	(25,984,870)	(2,049,400)
Realized (gain) loss on mortgage loans held-for-sale	—	221,620
Unrealized (gain) loss on fair value option securities	—	(9,448,270)
Unrealized (gain) loss on derivative contracts	5,349,613	8,583,100
Unrealized (gain) loss on mortgage loans held-for-sale	—	(17,727)
Unrealized (gain) loss on mortgage servicing rights	(1,245,264)	457,720
Unrealized (gain) loss on multi-family loans held in securitization trusts	5,861,373	(2,797,566)
Unrealized (gain) loss on residential loans held in securitization trusts	(5,650,199)	773,674
Restricted stock compensation expense	18,095	16,634
Net change in:
Accrued interest receivable	1,645,778	(1,400,041)
Deferred offering costs	57,149	18,057
Other assets	49,804	(137,688)
Accrued interest payable	(771,386)	13,743
Deferred income	174,685	(847)
Fees and expenses payable to Manager	2,249,338	(293,000)
Other accounts payable and accrued expenses	(176,907)	(1,784,111)
Net cash provided by operating activities	11,078,255	935,973
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(1,000,558,281)
Purchase of commercial mortgage loans held-for-investment	(323,416,036)	—
Purchase of mortgage servicing rights	—	(10,910)
Proceeds from sales of available-for-sale securities	1,227,314,578	469,004,262
Proceeds from sales of residential mortgage loans held-for-sale	—	2,098,010
Net proceeds from (payments for) derivative contracts	25,984,870	2,049,188
Principal payments from available-for-sale securities	62,932,244	98,107,847
Principal payments from residential mortgage loans held-for-sale	—	52,146
Principal payments from commercial mortgage loans held-for-investment	124,493,511	—
Investment related receivable	(8,780,121)	(784,563)
Purchase of Hunt CMT Equity LLC (net of $9,829,774 in restricted cash)	(58,220,292)	—
Due from broker	(1,123,463)	(4,244,678)
Net cash provided by (used in) investing activities	1,049,185,291	(434,286,979)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,245,817	19,827,811
Dividends paid on common stock	(3,735,676)	(8,582,666)
Dividends paid on preferred stock	(2,641,527)	(2,641,527)
Proceeds from repurchase agreements - available-for-sale securities	6,017,838,000	10,247,863,000
Proceeds from collateralized loan obligations	219,449,000	—
Payment of deferred financing costs	(4,075,446)	—
Principal repayments of repurchase agreements - available-for-sale securities	(7,252,360,000)	(9,815,013,000)
Net cash (used in) provided by financing activities	(1,018,279,832)	441,453,618

Net increase in cash, cash equivalents and restricted cash	41,983,714	8,102,612
Cash, cash equivalents and restricted cash, beginning of period	45,622,602	37,889,596
Cash, cash equivalents and restricted cash, end of period	$87,606,316	$45,992,208

Supplemental disclosure of cash flow information
Cash paid for interest	$14,332,294	$11,086,534
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$1,450,609	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$12,617,794	$3,625,531
Consolidation of multi-family loans held in securitization trusts	$24,908,204	$1,154,277,919
Consolidation of residential loans held in securitization trusts	$—	$125,815,955
Consolidation of multi-family securitized debt obligations	$19,566,273	$1,133,138,620
Consolidation of residential securitized debt obligations	$—	$120,214,808
Commercial mortgage loans acquired, Hunt CMT Equity LLC acquisition	$345,664,012	$—
Restricted cash acquired, Hunt CMT Equity LLC acquisition	$9,829,774	$—
Other assets acquired, Hunt CMT Equity LLC acquisition	$109,100	$—
Collateralized loan obligations assumed, Hunt CMT Equity LLC acquisition	$(287,552,820)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Hunt Companies Finance Trust, Inc. (the "Company"), formerly Five Oaks Investment Corp., is a Maryland corporation that focuses primarily on investing in, financing and managing transitional multi-family and other commercial real estate loans. Historically, the Company primarily invested in, financed and managed residential mortgage-backed securities ("RMBS"), multi-family mortgage backed securities ("Multi-Family MBS", and together with RMBS, "MBS"), mortgage servicing rights and other mortgage-related investments. As of January 18, 2018, the Company is externally managed by Hunt Investment Management, LLC (the "Manager"), an affiliate of Hunt Companies, Inc. ("Hunt"). On May 29, 2018, the Company changed its name from Five Oaks Investment Corp. to Hunt Companies Finance Trust, Inc., its common stock began trading on the NYSE under the symbol "HCFT" and its Series A Preferred Stock began trading on the NYSE under the symbol "HCFT PR A." Previously, the Company's common stock was listed on the NYSE under the symbol "OAKS" and its Series A Preferred Stock was listed on the NYSE under the symbol "OAKS_PRA."

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust ("REIT") and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company has historically invested in Agency RMBS, which are RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Company has also historically invested in Non-Agency RMBS, which are RMBS that are not guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity. Additionally, the Company invests in Multi-Family MBS, which are MBS for which the principal and interest may be sponsored by a U.S. Government agency such as the Government National Mortgage Association or a U.S. Government-sponsored entity such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or may not be sponsored by a U.S. Government agency or a U.S. Government-sponsored entity. The Company also invests in mortgage servicing rights, may also invest in other mortgage-related investments and historically has invested in residential mortgage loans. Following the Company's previously announced change in strategic direction through the reallocation of capital into investment opportunities in the commercial mortgage space, the Company is now focused primarily on investing in transitional multifamily and other commercial real estate loans, which are floating rate first mortgage whole loans secured by multifamily and other commercial real estate properties that are not guaranteed by a U.S. government-sponsored entity.

On June 10, 2013, the Company established Five Oaks Acquisition Corp. ("FOAC") as a wholly owned taxable REIT subsidiary ("TRS"), for the acquisition and disposition of residential mortgage loans and certain other loan-related activities. The Company consolidates this subsidiary under generally accepted accounting principles in the United States of America ("GAAP").

In September 2014, and October 2014, respectively, the Company acquired first loss tranches issued or backed by two Freddie Mac-sponsored Multi-Family MBS K series securitizations (the "FREMF 2011-K13 Trust" and the "FREMF 2012-KF01 Trust"). The Company determined that each of the trusts was a variable interest entity ("VIE") and that in each case the Company was the primary beneficiary, and accordingly consolidated the assets, liabilities, income and expenses of the trusts into the Company’s financial statements in accordance with GAAP. On April 21, 2016, and April 26, 2016, respectively, the Company completed two re-securitization transactions (the "Re-REMIC transactions"). The Company previously consolidated the assets, liabilities, income and expenses of the newly established trusts, in each case based upon the Company’s purchase of first-loss securities of the Re-REMIC transactions. During the second quarter of 2018, the Company sold the first-loss tranche of the Re-REMIC related to the FREMF 2011-K13 Trust, and as a result having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets,liabilities, income and expenses of that trust. The Company has determined that it remains the primary beneficiary of the FREMF 2012-KF01 Trust, and accordingly continues to consolidate the assets, liabilities, income and expenses of this underlying trust.

In December 2014, the Company acquired first loss and subordinated tranches issued by a residential mortgage-backed securitization (the "CSMC 2014-OAK1 Trust"). The Company determined this trust was a VIE and that the Company was the primary beneficiary, and accordingly consolidated the assets,liabilities, income and expenses of the trust into the Company's financial statements in accordance with GAAP. During the second quarter of 2018, the Company sold the first loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets,liabilities, income and expenes of the underlying trust.

On March 23, 2015, the Company established Oaks Funding LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of residential mortgage loan securitization transactions. The Company consolidates this subsidiary under GAAP. As of September 30, 2018, this subsidiary has no assets or liabilities.

On April 20, 2016, the Company established Oaks Funding II LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of certain Re-REMIC transactions. The Company consolidates this subsidiary under GAAP. As of September 30, 2018, this subsidiary has no assets or liabilities.

On April 20, 2016, the Company established Oaks Holding I LLC as a wholly owned subsidiary to hold certain investment securities. The Company consolidates this subsidiary under GAAP.

On January 18, 2018, the Company announced a new strategic direction, and the entry into a new external management agreement with the Manager and the concurrent mutual termination of the prior management agreement with Oak Circle Capital Partners, LLC ("Oak Circle"). Following the change in management, the Company has substantially completed the reallocation of capital into investment opportunities focused in the commercial real estate mortgage space taking advantage of Hunt's pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates are experienced in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans has eliminated the need for complex interest-rate hedging. The new management agreement better aligns the Company's interests with those of its new manager through an incentive fee arrangement and agreed upon limitations on manager expense reimbursements from the Company, as further described below. Pursuant to the terms of the termination agreement between the Company and Oak Circle, the termination of the prior management agreement did not trigger, and Oak Circle was not paid, a termination fee by the Company. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

In connection with the aforementioned transaction, an affiliate of Hunt purchased 1,539,406 shares of the Company's common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 of the Company's

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

shares from the Company's largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represented a 56.9% premium over the Company's common stock price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its previously held Five Oaks warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of the Company's outstanding common shares. Also in connection with the transaction, and as further described in Section 10 of the Company's 2017 10-K/A filed with the Securities and Exchange Commission filed on November 13, 2018 and in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Company's board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of the Company and Michael P. Larsen as President of the Company.

On April 30, 2018, as more particularly described in our current Report on Form 8-K filed on April 30, 2018, the Company acquired Hunt CMT Equity LLC for an aggregate purchase price of approximately $68 million, which comprised of commercial mortgage loans financed through a collateralized loan obligation ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender ("Hunt CMT Finance, LLC) and eight loan participations from a Hunt affiliate. The assets of Hunt CRE 2017-Fl1, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $339.4 million at acquisition date and $9.8 million in cash available for reinvestment. The securitization pool was financed by investment-grade notes with a notional principal balance of $290.7 million and a net carrying value of $287.6 million after accounting for unamortized discount. Additionally the Company paid $0.1 million for the assets acquired with the licensed lender and $6.2 million for the loan participations. The Company determined Hunt CRE 2017-FL1, Ltd. was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets,liabilities, income and expenses into the Company's financial statements in accordance with GAAP.

On August 20, 2018, the Company closed Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate Collateralized Loan Obligation, which financed 20 first lien floating-rate commercial real estate mortgage assets acquired from Hunt Finance Company, LLC, an affiliate of the Company's Manager. The assets of the Hunt CRE 2018-FL2, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $225.3 million at execution date and $59.7 million in cash available for reinvestment. The securitization pool was financed by investment-grade notes with a notional principal balance of $219.4 million and a net carrying value of $215.4 million after accounting for deferred financing costs. The Company determined Hunt CRE 2018-FL2, Ltd. was a VIE and the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets,liabilities, income and expenses into the Company's financial statements as of September 30, 2018 in accordance with GAAP.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three and nine months ended September 30, 2018 and for the three and nine months ended September 30, 2017, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018, and the nine months ended September 30, 2017, are unaudited.

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

VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. This determination may involve complex and subjective analyses. In general, the obligation to absorb losses

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

is a function of holding a majority of the first loss tranche, while the ability to direct the activities that most significantly impact the VIEs economic performance will be determined based upon the rights associated with acting as the directing certificate holder, or equivalent, in a given transaction. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period based upon changes in the facts and circumstances pertaining to the VIE. During the second quarter of 2018, the Company sold the first-loss securities of the Re-REMIC related to the FREMF 2011-K13 Trust, and as a result having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets and liabilities of that trust. Additionally, during the second quarter of 2018, the Company sold the first-loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets and liabilities of the underlying trust.

The Company has evaluated its remaining Multi-Family MBS investment to determine if it represents a variable interest in a VIE. The Company monitors this investment and analyzes it for potential consolidation. At September 30, 2018, the Company determined that it continues to be the primary beneficiary of one Multi-Family MBS transaction (FREMF 2012-KF01) based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranche. In the case of the FREMF 2012-KF01 trust, the Company determined that it is the primary beneficiary of a certain intermediate trust that has the power to direct the activities and the obligations to absorb losses of the underlying trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying trust, and has elected the fair value option in respect of the assets and liabilities of the trust. As a result of the sales of the first-loss and subordinated tranches of the FREMF 2011-K13 and CSMC 2014-OAK1 Trusts, the income and expenses of these trusts were consolidated through the date of their sale. The Company's maximum exposure to loss from consolidated trusts was $5,331,931 and $27,108,818, respectively, at September 30, 2018 and December 31, 2017. At September 30, 2018, with the exception of the listed transactions, the Company did not have any exposure to VIEs. During the first quarter of 2018, the Company sold its remaining investment in Multi-Family MBS. As of December 31, 2017, with the exception of the listed transactions, the maximum exposure of the Company to VIEs was limited to the fair value of its investment in Multi-Family MBS, $5,742,000, as disclosed in Note 4.

Additionally, the Company has evaluated its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At September 30, 2018, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations was $124,046,671 at September 30, 2018.

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

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$9,912,051	$34,347,339
Repurchase counterparties as restricted collateral	—	11,275,263
Restricted cash CRE 2017-FL1, Ltd.	41,864,739	—
Restricted cash CRE 2018-FL2, Ltd.	$35,829,526	$—
Total cash, cash equivalents and restricted cash	$87,606,316	$45,622,602

Restricted cash includes cash held within Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for purposes of reinvestment in qualifying commercial mortgage loans. Previously, restricted cash represented the Company’s cash held by counterparties as collateral against the Company’s securities, derivatives and/or repurchase agreements. Cash previously held by counterparties as collateral was not available to the Company for general corporate purposes, but may have been applied against amounts due to securities, derivatives or repurchase counterparties or returned to the Company when the collateral requirements were exceeded, or at the maturity of the derivative or repurchase agreement.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

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

Gains and losses from the sale of AFS securities are recorded within "realized gain (loss) on sale of investments, net" in the Company's condensed consolidated statements of operations. Upon the sale of a security, the Company will determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities are recorded as "unrealized gain (loss) on available-for-sale securities, net" in the Company's condensed consolidated statements of comprehensive income (loss).

The Company evaluates its MBS, on a quarterly basis, to assess whether a decline, if any, in the fair value of an AFS security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, OTTI should be recognized to the extent that a decrease in future cash flows expected to be collected is due, at least in part, to an increase in credit impairment. A decrease in future cash flows due to factors other than credit, for example a change in the rate of prepayments, is considered a non-credit impairment. The full amount of the difference between the security’s previous and new cost basis resulting from credit impairment is recognized currently in earnings, and the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method. Decreases in cash flows expected to be collected resulting from non-credit impairment are generally recognized prospectively through adjustment of the investment’s yield over its remaining life.

As of September 30, 2018, the Company no longer held any AFS securities.

Residential Mortgage Loans Held-for-Sale, at Fair Value

Residential mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Residential mortgage loans are classified as held-for-sale based upon the Company’s intent to sell them in the secondary whole loan market.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

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
As of September 30, 2018, the Company no longer held any residential mortgage loans.

Commercial Mortgage Loans Held-for-Investment

Commercial mortgage loans held-for-investment represent floating-rate transitional loans and other commercial mortgage loans purchased by the Company. These loans include loans sold into securitizations that the Company consolidates. Commercial mortgage loans held-for-investment are intended to be held-to-maturity and, accordingly, are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs (in respect of originated loans), premiums and discounts (in respect of purchased loans) and impairment, if any.

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, premiums and discounts associated with these loan investments are recorded over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of September 30, 2018, the Company did not hold any loans placed on non-accrual status.

Quarterly, the Company assesses the risk factors of each loan classified as held-for-investment and assigns a risk rating based on a variety of factors, including, without limitation, debt-service coverage ratios ("DSCR"), loan-to-value ratio ("LTV"), property type, geographic and local market dynamics, physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. Based on a 5-point scale, our loans are rated "1" through "5", from least risk to greatest risk, respectively, which ratings are described as follows:

1.Very Low Risk: exceeds expectations, outperforming underwriting
2.Low Risk: meeting expectations
3.Moderate Risk: a loss unlikely due to value and other indicators
4.High Risk: potential risk of default, a loss may occur in the event of default
5.Default Risk: imminent risk of default, a loss is likely in the event of default

The Company evaluates each loan classified as held-for-investment which has High Risk or above rating for impairment on a quarterly basis. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2018, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2012-KF01Trust as of September 30, 2018. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the trust, including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. The Company previously consolidated an additional Multi-Family MBS securitization trust, and one residential mortgage loan securitization trust, but following the sale of the subordinated securities in each trust on May 18, 2018 and June 18, 2018, respectively, the Company determined that it was no longer the primary beneficiary of either trust as of that date , and accordingly no longer consolidates either trust as of that date.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

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

Non-Agency RMBS IOs, at Fair Value

Non-Agency RMBS IOs that the Company previously owned are associated with residential mortgage loan securitizations that the Company had previously sponsored and are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Interest income on IOs was recognized at the contractually agreed rate, and changes in fair value were recognized in the Company’s condensed consolidated statement of operations. As of September 30, 2018, the Company no longer owned any Non-Agency RMBS IOs.

Repurchase Agreements

The Company previously financed the acquisition of certain of its mortgage-backed securities through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates at a specified margin over LIBOR and are generally uncommitted. In accordance with ASC 860 “Transfers and Servicing” the Company accounts for the repurchase agreements as collateralized financing transactions and they are carried at their contractual amounts, as specified in the respective agreements. The contractual amounts approximate fair value due to their short-term nature.

As of September 30, 2018, the Company no longer had any repurchase agreements outstanding.

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. (the "CLOs"). The CLOs are VIEs of which the Company has determined it is the primary beneficiary and accordingly they are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. Collateralized loan obligations are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums and discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method.

Multi-Family and Residential Securitized Debt Obligations

Multi-family and residential securitized debt obligations represent third-party liabilities of the FREMF 2012-KF01 Trust and excludes liabilities of the trust acquired by the Company that are eliminated on consolidation. The third-party obligations of each trust do not have any recourse to the Company as the consolidator of each trust.

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

Common Stock

At September 30, 2018, and December 31, 2017, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 23,687,664 shares of common stock issued and outstanding at September 30, 2018 and 22,143,758 at December 31, 2017.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. As of December 31, 2017, the Company had repurchased

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

126,856 shares of common stock at a weighted average share price of $5.09. There has been no common stock repurchase activity in 2018. As of September 30, 2018, $9.4 million of common stock remained authorized for future share repurchases under the Repurchase Program.

Preferred Stock

At September 30, 2018, and December 31, 2017, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both September 30, 2018 and December 31, 2017.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. A REIT is generally taxable as a U.S. C-Corporation; however, so long as the Company qualifies as a REIT it is entitled to a special deduction for dividends paid to shareholders not otherwise available to corporations. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent its distributions to stockholders equals, or exceeds, its REIT taxable income for the year. In addition, the Company must continue to meet certain REIT qualification requirements with respect to distributions, as well as certain asset, income and share ownership tests, in accordance with Sections 856 through 860 of the Code, as summarized below. In addition, the TRS is maintained to perform certain services and earn income for the Company that would potentially disqualify the Company from qualifying as a REIT.

To maintain its qualification as a REIT, the Company must meet certain requirements (including but not limited to: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes it has met, and will continue to meet, all criteria required to maintain the Company's REIT qualification for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning after 2017. This legislation has had no material adverse effect on the Company's business.

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

The TRS is not subject to a distribution requirement with respect to its REIT owner. The TRS may retain earnings annually, resulting in an increase in the consolidated book equity of the Company and without a corresponding distribution requirement by the REIT. If the TRS generates net income, and declares dividends to the Company, such dividends will be included in its taxable income and necessitate a distribution to its stockholders in accordance with the REIT distribution requirements.

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 18 for details of the computation of basic and diluted earnings per share.

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair-value based methodology prescribed by ASC 505, Equity (“ASC 505”), or ASC 718, Share-Based Payment (“ASC 718”), as appropriate. Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, compensation cost

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 14 for details of stock-based awards issuable under the Manager Equity Plan.

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

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which amends ASC topic 820, Fair Value Measurement, to reduce the disclosure requirements for fair value measurements. The amendments of ASU 2018-13 remove the requirements to disclose transfers between Levels 1 and 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy and the valuation process for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. The Company is currently evaluating the impact of ASU 2018-13 will have on its consolidated financial statements.

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

Available-for-sale Securities

The Company previously invested in Agency RMBS, Multi-Family MBS and Non-Agency RMBS.

Designation

The Company classified its MBS securities as AFS investments. Although the Company generally intended to hold most of its investment securities until maturity, however, as a result of its change in investment strategy, the Company had sold all of these securities as of September 30, 2018. All assets classified as AFS, except Non-Agency RMBS IOs, were reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of shareholders' equity. As the result of a fair value election, unrealized gains and losses on Non-Agency RMBS IOs were recorded in the Company’s consolidated statement of operations.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

The Company reviews all pricing of Agency and Non-Agency RMBS and Multi-Family MBS used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably and readily available from the pricing service, but dealer quotes are, the Company classifies the security as a Level 2 security. If neither is available, the Company determines the fair value based on characteristics of the security that are received from the issuer and based on available market information received from dealers and classifies it as a Level 3 security.
Commercial Mortgage Loans Held-for-Investment

Designation

The Company classifies its commercial mortgage loans as held-for-investment.

Determination of Commercial Mortgage Loans Held-for-Investment Fair Value

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or repayment, are reported at their unpaid principal balances, adjusted for net unamortized loan origination fees, premiums and discounts and an allowance for loan losses, if applicable. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, or on a straight line basis when it approximates the interest method, adjusted for actual prepayments.

The Company may record fair value adjustments on a non-recurring basis when it has determined that it is necessary to record a specific impairment reserve against a loan and the Company measures such specific reserve using the fair value of the loan's collateral. To determine the fair value of loan collateral, the Company employs different approaches depending upon the nature of such collateral and other relevant market factors. Commercial mortgage loans held-for-investment are considered Level 3 fair value measurements that are not measured at fair value on a recurring basis.

Residential Mortgage Loans Held-for-Sale

Designation

The Company classified its residential mortgage loans as held-for-sale (“HFS”) investments.

The Company elected the fair value option for residential mortgage loans it acquired and classified as HFS. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in "unrealized gain (loss) on mortgage loans held-for-sale" on the condensed consolidated statements of operations. The fair value option is irrevocable once the loan is acquired.

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

To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS.

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

Collateralized Loan Obligations

Designation

Collateralized loan obligations are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs.

Determination of Fair Value

The Company determines the fair value of collateralized loan obligations by utilizing a third-party pricing service. As such, the Company has determined that collateralized loan obligations should be classified as Level 2.

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust. Based on a number of factors, the Company previously determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. Following the sale during the second quarter of 2018 of the first-loss tranche of the FREMF 2011-K13 Trust previously held by the Company, the Company determined it was no longer the primary beneficiary of the trust, and accordingly no longer consolidates the underlying trust as of September 30, 2018.

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

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust. Based on a number of factors, the Company previously determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. Following the sale during the second quarter of 2018 of the subordinated securities previously held by the Company, the Company determined that it was no longer the primary beneficiary of the trust as of September 30, 2018, and accordingly no longer consolidates the underlying trust as of sale date. The Company previously elected the fair value option on each of the assets and liabilities held within the trust.

Determination of Fair Value

In accordance with ASU 2014-13, the Company previously elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust. The trust is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. Under the ASU, the Company was required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust was more observable, but in either case, the methodology results in the fair value of the assets of the trust being equal to the fair value of its liabilities. The Company determined that the fair value

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

of the liabilities of the trust was more observable, since in all cases prices for the liabilities were available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which are available from an alternative third-party pricing service. While the individual assets of the trust, i.e. the underlying residential mortgage loans, are capable of being priced, the Company has determined that the pricing of the liabilities was more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trust was an aggregate value derived from the fair value of the trust’s liabilities, the Company has determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

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

Other Financial Instruments

The carrying value of short term instruments, including cash and cash equivalents, receivables and repurchase agreements whose term is less than twelve months, generally approximates fair value due to the short-term nature of the instruments.

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of December 31, 2017. As of September 30, 2018, the Company no longer held any AFS securities:

December 31, 2017
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$530,640,091
Federal National Mortgage Association	754,443,557
Multi-Family	5,742,000
Total available-for-sale securities	$1,290,825,648

The following table presents the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2017. As of September 30, 2018, the Company no longer held any AFS securities.

	December 31, 2017
	Agency	Multi - Family	Total
Face Value	$1,274,329,317	$7,500,000	$1,281,829,317
Unamortized premium	23,818,687	—	23,818,687
Unamortized discount	(491,020)	(1,713,542)	(2,204,562)
Amortized Cost	1,297,656,984	5,786,458	1,303,443,442
Gross unrealized gain	751,458	—	751,458
Gross unrealized (loss)	(13,324,794)	(44,458)	(13,369,252)

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

Fair Value	$1,285,083,648	$5,742,000	$1,290,825,648

At September 30, 2018 the Company had sold all of its AFS securities. At December 31, 2017, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it was not "more likely than not" that the Company would be required to sell these AFS securities before recovery of their amortized cost basis, which may be their maturity. The Company did not recognize credit-related OTTI losses through earnings during the nine months ended September 30, 2018 and September 30, 2017.
The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2017. At September 30, 2018, the Company did not hold any AFS securities. At December 31, 2017, the Company held 59 AFS securities, of which 49 were in an unrealized loss position for less than twelve consecutive months and five were in an unrealized loss position for more than twelve months:

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

The following tables present a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three and nine months ended September 30, 2018, and September 30, 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
AFS securities sold, at cost	$—	$421,186,153
Proceeds from AFS securities sold	$—	$416,037,708
Net realized gain (loss) on sale of AFS securities	$—	$(5,148,445)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
AFS securities sold, at cost	$1,260,655,162	$483,621,259
Proceeds from AFS securities sold	$1,227,314,578	$469,004,262
Net realized gain (loss) on sale of AFS securities	$(33,340,584)	$(14,616,997)

The following table presents the fair value of AFS investment securities by rate type as of December 31, 2017. As of September 30, 2018, the Company no longer held any AFS securities:

	December 31, 2017
	Agency	Multi- Family	Total
Adjustable rate	$1,284,237,670	$—	$1,284,237,670
Fixed rate	845,978	5,742,000	6,587,978
Total	$1,285,083,648	$5,742,000	$1,290,825,648
The following table presents the fair value of AFS investment securities by maturity date as of December 31, 2017. As of September 30, 2018, the Company no longer held any AFS securities:

December 31, 2017
Greater than or equal to one year and less than five years	$1,187,909,353
Greater than or equal to five years	102,916,295
Total	$1,290,825,648

As described in Note 2, when the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company generally does not amortize into income a significant portion of this discount that the Company is entitled to earn because it does not expect to collect it due to the inherent credit risk of the security. The Company may also record an OTTI for a portion of its investment in the security to the extent the Company believes that the amortized cost will exceed the present value of expected future cash flows. The amount of principal that the Company does not amortize into income is designated as an off-balance sheet credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.

Actual maturities of AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 4 - AVAILABLE-FOR-SALE SECURITIES (Continued)

The following tables present the changes for the nine months ended September 30, 2018 and the year ended December 31, 2017 of the unamortized net discount and designated credit reserves on the Company’s AFS securities:

	September 30, 2018
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2018	$—	$(2,204,562)	$(2,204,562)
Dispositions	—	2,042,842	2,042,842
Accretion of net discount	—	161,720	161,720
Ending Balance at September 30, 2018	$—	$—	$—

	December 31, 2017
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2017	$(1,929,833)	$(27,841,262)	$(29,771,095)
Dispositions	1,929,833	22,685,756	24,615,589
Accretion of net discount	—	2,950,944	2,950,944
Ending Balance at December 31, 2017	$—	$(2,204,562)	$(2,204,562)

Gains and losses from the sale of AFS securities are recorded within "realized gain (loss) on sale of investments, net" in the Company's condensed consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as "unrealized gain (loss) on available-for-sale securities, net" in the Company's condensed consolidated statement of comprehensive income (loss). At September 30, 2018, the Company did not have any unrealized gains (losses) on AFS securities and for the nine months ended September 30, 2017, the Company had unrealized gains (losses) on AFS securities of $(2,954,193).

The following tables present components of interest income on the Company’s AFS securities for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$—	$—	$—	$7,870,458	$(514,600)	$7,355,858
Non-Agency	—	—	—	—	—	—
Multi-Family	—	—	—	—	471,423	471,423
Total	$—	$—	$—	$7,870,458	$(43,177)	$7,827,281

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$12,152,397	$(1,435,534)	$10,716,863	$19,613,173	$(263,230)	$19,349,943
Non-Agency	—	—	—	42,254	9,946	52,200
Multi-Family	—	32,103	32,103	—	1,906,439	1,906,439
Total	$12,152,397	$(1,403,431)	$10,748,966	$19,655,427	$1,653,155	$21,308,582

NOTE 5 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following table summarizes certain characteristics of the Company's investments in commercial mortgage loans as of September 30, 2018; the Company had no such investments as of December 31, 2017:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 5 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (continued)

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
September 30, 2018
Loans held-for-investment
Senior secured loans(3)	$544,586,537	$544,586,537	43	100.0%	6.5%	3.9
	544,586,537	544,586,537	43	100.0%	6.5%	3.9

(1)    Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of September 30, 2018
(2)    The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are            exercised by the borrower
(3)    As of September 30, 2018, $540,531,960 of the outstanding senior secured loans are held in VIEs and $4,054,577 of the outstanding senior secured        loans are loan participations

Activity: For the nine months ended September 30, 2018, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2017	$—
Purchases, net	669,080,048
Proceeds from principal repayments	(124,493,511)
Balance at September 30, 2018	$544,586,537

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

September 30, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—
2	9	105,814,995	105,814,995
3	30	393,620,797	393,620,797
4	4	45,150,745	45,150,745
5	—	—	—
	43	$544,586,537	544,586,537

As of September 30, 2018, the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 91.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 5 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (continued)

Loans Held-for-Investment

	September 30, 2018		September 30, 2018
Geography		Collateral Property Type
Southwest	41.3%	Multi-Family	80.4%
South	20.9	Office	6.8
Midwest	20.0	Retail	5.6
Mid-Atlantic	9.9	Student Housing	3.2
West	7.9	Mixed-Use	3.0
Total	100.0%	Self-Storage	1.0
		Total	100.0%

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 5 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (continued)

The table below sets forth additional information relating to the Company's portfolio as of September 30, 2018:

Loan #	Investment	Origination Date	Total Loan Commitment	Outstanding Face Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(1)
1	Senior Loan	12-Jun-17	4,675,000	4,675,000	Winston-Salem, NC	Multi-Family	1mL + 6.0%	1.8	83.5%
2	Senior Loan	30-Jan-17	3,743,000	3,743,000	Tyler, TX	Multi-Family	1mL + 5.5%	1.4	66.8%
3	Senior Loan	5-Nov-15	6,035,000	6,035,000	Pascagoula, MS	Multi-Family	1mL + 4.5%	2.2	72.9%
4	Senior Loan	15-Jan-16	13,500,000	12,226,811	Akron, OH	Mixed Use	1mL + 5.3%	2.4	56.7%
5	Senior Loan	11-Oct-17	6,370,000	6,370,000	New Orleans, LA	Multi-Family	1mL + 4.1%	4.2	75.5%
6	Senior Loan	13-Oct-17	14,715,000	14,715,000	Hattiesburg, MS	Multi-Family	1mL + 4.8%	4.2	81.5%
7	Senior Loan	9-Jan-18	10,317,000	9,295,085	North Highlands, CA	Multi-Family	1mL + 4.0%	4.4	79.0%
8	Senior Loan	16-Jun-17	5,810,000	5,653,628	Dallas, TX	Multi-Family	1mL + 4.8%	3.8	79.3%
9	Senior Loan	15-Nov-17	30,505,000	30,505,000	Phoenix, AZ	Multi-Family	1mL + 3.8%	4.3	75.5%
10	Senior Loan	30-Nov-16	5,000,000	4,618,553	Stafford, TX	Office	1mL + 5.5%	3.3	56.4%
11	Senior Loan	16-Aug-17	24,000,000	24,000,000	League City, TX	Multi-Family	1mL + 4.5%	2.0	76.4%
12	Senior Loan	29-Sep-17	12,364,000	11,720,232	Austell, GA	Multi-Family	1mL + 4.2%	4.1	80.4%
13	Senior Loan	4-Nov-16	10,250,000	10,250,000	Greensboro, NC	Multi-Family	1mL + 5.3%	1.2	88.7%
14	Senior Loan	6-Sep-17	15,250,000	15,250,000	Seattle, WA	Multi-Family	1mL + 4.5%	1.0	54.1%
15	Senior Loan	9-May-17	16,500,000	15,050,568	Austin, TX	Retail	1mL + 7.3%	3.8	70.8%
16	Senior Loan	29-Jun-16	23,145,934	23,145,934	Various, TX	Multi-Family	1mL + 5.5%	0.8	76.0%
17	Senior Loan	1-Dec-17	19,110,000	19,110,000	Tuscon, AZ	Multi-Family	1mL + 4.5%	4.3	81.0%
18	Senior Loan	19-Apr-17	11,200,000	8,824,763	Austin, TX	Retail	1mL + 5.2%	3.7	32.2%
19	Senior Loan	8-Aug-18	35,000,000	31,678,000	Dallas, TX	Multi-Family	1mL + 3.7%	4.9	81.2%
20	Senior Loan	25-Oct-17	6,360,000	6,360,000	Tulsa, OK	Multi-Family	1mL + 4.5%	4.2	76.6%
21	Senior Loan	27-Dec-17	7,600,000	7,600,000	Philadelphia, PA	Multi-Family	1mL + 4.1%	4.3	79.8%
22	Senior Loan	9-Jul-18	33,830,000	28,476,000	Baltimore, MD	Multi-Family	1mL + 3.1%	4.9	77.6%
23	Senior Loan	5-Jun-18	51,971,621	31,690,000	Palatine, IL	Multi-Family	1mL + 4.3%	4.8	70.9%
24	Senior Loan	18-May-18	28,000,000	24,521,093	Woodridge, IL	Multi-Family	1mL + 3.8%	4.8	77.8%
25	Senior Loan	29-Nov-17	22,500,000	22,500,000	Richmond, TX	Multi-Family	1mL + 3.9%	2.3	73.5%
26	Senior Loan	31-May-18	24,700,000	19,430,000	Omaha, NE	Multi-Family	1mL + 3.7%	4.8	77.3%
27	Senior Loan	28-Jun-18	17,000,000	14,800,000	Greenville, SC	Multi-Family	1mL + 3.9%	4.8	76.3%
28	Senior Loan	26-Mar-18	19,235,000	13,600,000	Rochelle Park, NJ	Office	1mL + 4.0%	4.6	76.8%
29	Senior Loan	1-Feb-18	14,320,000	12,920,000	Fresno, CA	Multi-Family	1mL + 3.9%	4.4	82.3%
30	Senior Loan	23-Jul-18	16,200,000	12,075,000	Chicago, IL	Office	1mL + 3.8%	4.9	72.7%
31	Senior Loan	24-May-18	12,720,000	11,070,000	Austin, TX	Multi-Family	1mL + 3.6%	4.8	80.2%
32	Senior Loan	25-May-18	11,000,000	9,440,000	Phoenix, AZ	Multi-Family	1mL + 3.9%	4.8	69.4%
33	Senior Loan	12-Mar-18	9,112,000	9,112,000	Waco, TX	Student Housing	1mL + 4.8%	4.6	72.9%
34	Senior Loan	15-Feb-18	10,500,000	8,262,000	Atlanta, GA	Multi-Family	1mL + 4.3%	4.5	80.2%
35	Senior Loan	23-Feb-18	8,070,000	8,070,000	Little Rock, AR	Multi-Family	1mL + 4.3%	4.5	86.8%
36	Senior Loan	4-Apr-18	7,332,000	6,874,000	Little Rock, AR	Office	1mL + 4.9%	4.6	72.4%
37	Senior Loan	9-Nov-17	6,647,000	5,547,000	Las Vegas, NV	Self-Storage	1mL + 4.3%	4.3	86.0%
38	Senior Loan	22-Jun-18	6,200,000	5,322,870	Chicago, IL	Multi-Family	1mL + 4.1%	4.8	80.5%
39	Senior Loan	29-Jun-18	4,525,000	4,325,000	Washington, D.C.	Mixed Use	1mL + 4.7%	4.8	73.3%
40	Senior Loan	30-Apr-18	4,080,000	3,580,000	Wichita, KS	Multi-Family	1mL + 5.0%	4.7	69.0%
41	Senior Loan	30-Aug-18	9,034,000	8,000,000	Blacksburg, VA	Student Housing	1mL + 3.9%	5.0	72.7%
42	Senior Loan	7-Aug-18	9,000,000	7,645,000	Birmingham, AL	Multi-Family	1mL + 3.5%	5.0	78.0%
43	Senior Loan	2-Aug-18	10,000,000	6,500,000	Goldsboro, NC	Retail	1mL + 4.0%	4.9	56.5%

(1)    LTV as of such date the loan was originated by a Hunt affiliate. LTV has not been updated for any subsequent draws or loan modifications and is not     reflective of any changes in value which may have occurred subsequent to the origination date.

NOTE 6 – THE FREMF TRUSTS

The Company elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $5,331,931 at September 30, 2018 and $21,695,098 at December 31, 2017. The Company sold the underlying Multi-Family MBS of the FREMF 2011-K13 trust effective May 18, 2018.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 6 – THE FREMF TRUSTS (Continued)

The condensed consolidated balance sheets of the FREMF trusts at September 30, 2018 and December 31, 2017 are set out below:

Balance Sheets	September 30, 2018	December 31, 2017
Assets
Multi-family mortgage loans held in securitization trusts	$24,787,988	$1,130,874,274
Receivables	110,216	4,377,606
Total assets	$24,898,204	$1,135,251,880
Liabilities and Equity
Multi-family securitized debt obligations	$19,462,838	$1,109,204,743
Payables	103,435	4,352,039
Total liabilities	$19,566,273	$1,113,556,782
Equity	5,331,931	21,695,098
Total liabilities and equity	$24,898,204	$1,135,251,880

The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $27,410,393 at September 30, 2018 and $1,078,622,737 at December 31, 2017. The multi-family securitized debt obligations had an unpaid principal balance of $27,410,393 at September 30, 2018 and $1,078,622,737 at December 31, 2017.

The condensed consolidated statements of operations of the FREMF trusts for the three and nine months ended September 30, 2018 and September 30, 2017 are as follows:

Statements of Operations	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Interest income	$336,824	$13,473,913
Interest expense	237,980	12,766,808
Net interest income	$98,844	$707,105
General and administrative fees	(56,186)	(634,222)
Unrealized gain (loss) on multi-family loans held in securitization trusts	957,549	694,730
Net income (loss)	$1,000,207	$767,613

Statements of Operations	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest income	$20,540,942	$40,992,241
Interest expense	19,404,532	38,866,888
Net interest income	$1,136,410	$2,125,353
General and administrative fees	(934,496)	(1,922,771)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(5,861,373)	2,797,566
Net income (loss)	$(5,659,459)	$3,000,148

During the three and nine months ended September 30, 2018, the consolidated trust incurred realized losses of $13,617 and $18,325.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
Texas	71.4%	New York	16.5%
Connecticut	28.6%	Texas	14.2%
		Washington	8.7%
		Colorado	7.8%
		Georgia	5.7%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $0 at September 30, 2018 and $5,413,720 at December 31, 2017. The Company sold all underlying Non-Agency RMBS of the trust effective June 18, 2018.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

The condensed consolidated balance sheet of the residential mortgage loan securitization trust at December 31, 2017 is set out below:

Balance Sheets	December 31, 2017
Assets
Residential mortgage loans held in securitization trusts	$119,756,455
Receivables	396,000
Total assets	$120,152,455
Liabilities and Equity
Residential securitized debt obligations	$114,418,318
Payables	320,417
Total liabilities	$114,738,735
Equity	5,413,720
Total liabilities and equity	$120,152,455

The residential mortgage loans held in securitization trusts had an unpaid principal balance of $118,884,113 at December 31, 2017. The residential mortgage loan securitized debt obligations had an unpaid principal balance of $118,884,113 at December 31, 2017.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and nine months ended September 30, 2018 and September 30, 2017 are as follows:

Statements of Operations	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Interest income	$—	$1,249,966
Interest expense	—	995,293
Net interest income	$—	$254,673
General and administrative fees	—	(11,003)
Unrealized gain (loss) on residential loans held in securitization trusts	—	(155,252)
Net income (loss)	$—	$88,418

Statements of Operations	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest income	$2,102,352	$3,903,924
Interest expense	1,685,971	3,100,616
Net interest income	$416,381	$803,308
General and administrative fees	(20,886)	(34,227)
Unrealized gain (loss) on residential loans held in securitization trusts	5,650,199	(773,674)
Net income (loss)	$6,045,694	$(4,593)

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
California	N/A	37.0%
Washington	N/A	15.3%
Massachusetts	N/A	8.1%
Florida	N/A	6.4%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company then undertook an analysis of whether it is the primary beneficiary of any of these VIEs, and determined that it was the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust as of December 31, 2017 and the FREMF 2012-KF01 Trust

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 8 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (continued)

as of September 30, 2018. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending September 30, 2018 and December 31, 2017. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts. As noted in Notes 6 and 7, the Company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively, and henceforth no longer consolidates these two trusts.

On April 30, 2018, the Company acquired Hunt CMT Equity LLC, which comprised of commercial mortgage loans financed through collateralized loan obligations ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender and eight loan participations. The Company determined Hunt CRE 2017-FL1, Ltd. was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. On August 20, 2018, the Company closed a collateral loan obligation ("Hunt CRE 2018-FL2, Ltd."). The Company determined Hunt CRE 2018-FL2, Ltd. was a VIE and the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at September 30, 2018 included the following VIE assets and liabilities:

ASSETS	September 30, 2018
Cash, cash equivalents and restricted cash	$77,694,265
Accrued interest receivable	2,403,506
Investment related receivable	16,242,900
Loans held for investment	540,531,960
Total Assets	$636,872,631

LIABILITIES
Accrued interest payable	$750,625
Collateralized loan obligations(1)	503,487,121
Fees and expenses payable to Manager	$1,816,338
Total Liabilities	$506,054,084

(1) The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following table presents certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd.:

As of September 30, 2018
Collateral (loan investments)		Debt (notes issued)
Unpaid Principal Balance	Carrying Value	Face Value	Carrying Value
$540,531,960	$540,531,960	$510,181,000	$503,487,121

NOTE 9 - RESTRICTED CASH AND DUE TO BROKER

Previously, the Company was required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts. Additionally, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. are actively managed with initial reinvestment periods of 30 and 36 months, respectively. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within Hunt CRE 2017-FL1, Ltd. or Hunt CRE 2018-FL2, Ltd. in accordance with the terms and conditions of their respective governing agreements.

The following table presents the Company's restricted cash and due to broker balances as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Restricted cash balance held by:
Broker counterparties for derivatives trading	$—	$(1,123,463)
Repurchase counterparties as restricted collateral	—	11,275,263
Hunt CRE 2017-FL1, Ltd. reinvestment principal proceeds	$41,864,739	$—
Hunt CRE 2018-FL2, Ltd. reinvestment principal proceeds	$35,829,526	$—
Total	$77,694,265	$10,151,800

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company previously entered into repurchase agreements to finance its portfolio of investments. The repurchase agreements bore interest at a contractually agreed rate. The repurchase obligations matured and typically reinvested every 30 days to one year. Repurchase agreements were accounted for as secured borrowings since the Company maintained effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2017. The Company was not party to any repurchase agreements at September 30, 2018:

	December 31, 2017
	Amount outstanding	Weighted average interest rate	Market value of collateral held
Agency	$1,228,349,000	1.55%	$1,285,083,649
Non-Agency	2,555,000	3.38%	4,399,779
Multi-Family	3,618,000	3.16%	5,742,000
Total	$1,234,522,000	1.56%	$1,295,225,428

At December 31, 2017, the repurchase agreements had the following remaining maturities. The Company did not hold any repurchase agreements at September 30, 2018:

December 31, 2017
< or equal to 30 days	$1,175,407,000
31 to 60 days	56,560,000
61 to 90 days	2,555,000
Total	$1,234,522,000

Under the repurchase agreements, the respective lender retained the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements were subject to certain financial covenants, the most restrictive of these covenants required that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of September 30, 2018 and December 31, 2017.

The following tables summarize certain characteristics of the Company’s repurchase agreements at December 31, 2017. The Company did not hold any repurchase agreements at September 30, 2018.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 11 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS (continued)

Balance Sheet Presentation

The following table presents the gross fair value and notional amounts of the Company’s derivative financial instruments as of December 31, 2017. The Company did not hold any derivative financial instruments at September 30, 2018:

	December 31, 2017
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures (Short positions)	14,355	$5,349,613	$14,355,000,000	—	$—	$—
Total	14,355	$5,349,613	$14,355,000,000	—	$—	$—

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements were governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also had in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements with each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount would automatically be satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, is replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company previously pledged financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 9 for the amounts of restricted cash outstanding.

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

The below tables provide a reconciliation of these assets and liabilities that were subject to Master Agreements or similar agreements and can be potentially offset on the Company’s condensed consolidated balance sheets as of December 31, 2017. The Company did not hold any such assets or liabilities at September 30, 2018:

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

Income Statement Presentation

The Company has not applied hedge accounting to its derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company was previously subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its futures, interest rate swaps, swaptions and any other derivative instruments.

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2018, and September 30, 2017:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 11 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS (continued)

Three Months Ended September 30, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$—	$—	$—
Total	$—	$—	$—

	Three Months Ended September 30, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$(1,636,725)	$307,263	$(1,329,462)
Total	$(1,636,725)	$307,263	$(1,329,462)

	Nine Months Ended September 30, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	25,984,870	(5,349,613)	20,635,257
Total	$25,984,870	$(5,349,613)	$20,635,257

	Nine Months Ended September 30, 2017
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	2,049,400	(8,583,100)	(6,533,700)
Total	$2,049,400	$(8,583,100)	$(6,533,700)

NOTE 12 - MSRs

During the nine months ended September 30, 2018, the Company retained the servicing rights associated with an aggregate principal balance of $415,564,795 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. In addition, the Company previously consolidated the assets and liabilities of the CSMC 2014-OAK1 Trust, but following the sale of subordinated and first loss securities during the second quarter of 2018, the Company has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are also recorded on the Company's condensed consolidated balance sheet at September 30, 2018.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 12 – MSRs (Continued)

The following table presents the Company’s MSR activity for the period ended September 30, 2018 and the year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Balance at beginning of year	$2,963,861	$3,440,809
MSRs relating to sales to securitizations	—	10,910
MSRs related to deconsolidation of securitization trust	1,025,129	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	513,807	39,688
Other changes to fair value(1)	(293,673)	(527,546)
Balance at end of period	$4,209,124	$2,963,861

Loans associated with MSRs(2)	$415,564,795	$338,167,569
MSR values as percent of loans(3)	1.01%	0.88%

(1)Amounts represent changes due to realization of expected cash flows.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at September 30, 2018 and December 31, 2017, respectively.

(3)	Amounts represent the carrying value of MSRs at September 30, 2018 and December 31, 2017, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018, and September 30, 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Servicing income	$285,745	$276,211
Total servicing income	$285,745	$276,211

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Servicing income	$702,127	$721,468
Total servicing income	$702,127	$721,468

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value within the fair value hierarchy levels as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of September 30, 2018
Assets:
Multi-family mortgage loans held in securitization trusts	—	24,787,988	—	24,787,988
Mortgage servicing rights	—	—	4,209,124	4,209,124
Total	$—	$24,787,988	$4,209,124	$28,997,112

Liabilities:
Multi-family securitized debt obligations	$—	$19,462,838	$—	$19,462,838
Total	$—	$19,462,838	$—	$19,462,838

	December 31, 2017
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2017
Assets:
Residential mortgage-backed securities (1)	$—	$1,290,825,648	$—	$1,290,825,648
Multi-family mortgage loans held in securitization trusts	—	1,130,874,274	—	1,130,874,274
Residential mortgage loans held in securitization trusts	—	119,756,455	—	119,756,455
Mortgage servicing rights	—	—	2,963,861	2,963,861
Futures (Short positions)	5,349,613	—	—	5,349,613
Total	$5,349,613	$2,541,456,377	$2,963,861	$2,549,769,851

Liabilities:
Multi-family securitized debt obligations	$—	$(1,109,204,743)	$—	$(1,109,204,743)
Residential securitized debt obligations	—	(114,418,318)	—	(114,418,318)
Total	$—	$(1,223,623,061)	$—	$(1,223,623,061)

(1) For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

As of September 30, 2018 and December 31, 2017, the Company had $4,209,124 and $2,963,861, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Notes 3 and 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at September 30, 2018 and December 31, 2017:

As of September 30, 2018
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 19.3%	10.1%
	Discount rate	12.0%	12.0%

As of December 31, 2017
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 25.4%	12.8%
	Discount rate	12.0%	12.0%

As discussed in Note 3, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 3:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	September 30, 2018
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$9,912,051	$9,912,051	$9,912,051
Restricted cash	77,694,265	77,694,265	77,694,265
Commercial mortgage loans held-for-investment	544,586,537	544,586,537	544,586,537
Total	$632,192,853	$632,192,853	$632,192,853

Liabilities
Collateralized loan obligations	$503,487,121	$510,181,000	$512,428,916
Total	$503,487,121	$510,181,000	$512,428,916

	December 31, 2017
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$34,347,339	$34,347,339	$34,347,339
Restricted cash	11,275,263	11,275,263	11,275,263
Total	$45,622,602	$45,622,602	$45,622,602

Liabilities:
Repurchase agreements	$1,234,522,000	$1,234,522,000	$1,234,522,000
Total	$1,234,522,000	$1,234,522,000	$1,234,522,000

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

NOTE 14 RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the prior management agreement in effect for the year ended December 31, 2017, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity meant the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. On January 18, 2018, the management agreement in effect for the year ended December 31, 2017 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 18, 2019, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum.

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

For the three months ended September 30, 2018, the Company incurred management fees of $586,926 (September 30, 2017: $573,412), recorded as "Management Fee" in the condensed consolidated statement of operations, of which $592,500 (September 30, 2017: $187,000) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

For the nine months ended September 30, 2018, the Company incurred management fees of $1,767,252, net of $6,959 in management fees waived (September 30, 2017: $1,670,804), recorded as "Management Fee" in the condensed consolidated statements of operations, of which $592,500 (September 30, 2017: $187,000 ) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including accounting, auditing and tax services, technology and office facilities, operations, compliance, legal and filing fees, and miscellaneous general and administrative costs, including the cost of non-investment management personnel of the Manager who spend all or a portion of their time managing the Company’s affairs.

On January 18, 2018, the management agreement in effect for the year ended December 31, 2017 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management agreement, the Manager agreed to certain limitations on manager expense reimbursement from the Company.

For the three months ended September 30, 2018, the Company incurred reimbursable expenses of $548,132 (September 30, 2017: $915,452), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $592,500 (September 30, 2017: $400,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

For the nine months ended September 30, 2018, the Company incurred reimbursable expenses of $1,865,057 (September 30, 2017: $3,086,304), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $592,500 (September 30, 2017: $400,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

On August 20, 2018, the Company incurred $4.1 million in deferred financing costs in connection with the closing of Hunt CRE 2018-FL2 of which $2.3 million was paid directly by the Company and $1.8 million was paid by the Manager but is subject to reimbursement by the Company under the management agreement. Pursuant to the management agreement, the Company is required to reimburse the Manager for costs and expenses associated with, among other things, the acquisition, issuance, financing and structuring of the Company's and any Subsidiary's assets or investments.

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

The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$4.33	4,500	$5.97
Granted	4,500	3.40	—	—
Vested	—	—	—	—
Outstanding Unvested Shares at End of Period	9,000	$3.87	4,500	$5.97

For the period ended September 30, 2018, the Company recognized compensation expense related to restricted common stock of $18,095 (2017: $16,634). The Company has unrecognized compensation expense of $12,740 as of September 30, 2018 (2017: $0) for unvested shares of restricted common stock. As of September 30, 2018, the weighted average period for which the unrecognized compensation expense will be recognized is 8.7 months.

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31, 2017, the Company had sold $24.6 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party; the Company has not sold any loans through MAXEX in 2018. As of September 30, 2018, the Company has received $263,117 (September 30, 2017: $241,455) in fees, net of $61,373 (September 30, 2017: $51,904) in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. On June 27, 2018, FOAC entered into an amendment with MAXEX pursuant to which, amongst other things, FOAC and MAXEX agreed that FOAC's obligations to provide seller eligibility and backstop guarantee services will terminate at 11:59 p.m. (Eastern Standard Time) on December 31, 2018, or sooner, at MAXEX's option, MAXEX agreed to pay to FOAC a monthly expense reimbursement in an amount equal to $20,000 commencing in April, 2018, and MAXEX issued a warrant to FOAC to purchase 35,658 class A-4 warrants of MAXEX. The fees received related to seller eligibility review and backstop services are recorded on the Company's condensed consolidated balance sheet as a liability in the line item "Deferred Income". See Note 15 for additional disclosure relating to the backstop services.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

Hunt Financial Securities LLC

During the second quarter of 2018, the Company sold four AFS securities with a total notional of $82.9 million to Hunt Financial Services, LLC, an affiliate of the Manager.

Additionally, Hunt Financial Services, LLC acted as a placement agent related to Hunt CRE 2018-FL2, Ltd in the third quarter and earned fees of $208,477 in this capacity.

Hunt Finance Company, LLC

During the third quarter of 2018, Hunt CRE 2017-Fl1, Ltd. purchased 4 loans with unpaid principal balance of $73,114,000 at par and Hunt CRE 2018-FL2 purchased 21 loans with unpaid principal balance of $245,115,093 at par from Hunt Finance Company, LLC, an affiliate of our Manager.

Hunt Servicing Company, LC

Hunt Servicing Company, LLC, an affiliate of the Manager, was appointed as the sub-servicer to the servicer with respect to mortgage assets for Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. by KeyBank in its capacity as servicer of both CLOs. Additionally, Hunt Servicing Company, LLC was appointed by KeyBank as servicer to act as special servicer of any serviced mortgage loan that becomes a specially serviced mortgage loan.

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to CCAS, was estimated to be $1,178,799,051 as of September 30, 2018 and $629,278,629 as of December 31, 2017, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable to MAXEX. As of September 30, 2018, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of September 30, 2018 in accordance with ASC 460, "Guarantees", and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for information on the Company's accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of September 30, 2018.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

As of September 30, 2018, the Company had $16.0 million of unfunded commitments related to Hunt CRE 2017-FL1, Ltd. and $56.9 million of unfunded commitments related to Hunt CRE 2018-FL2, Ltd. The Hunt CRE 2018-FL2 unfunded commitments are not commitments of the Company, but are obligations of HFC. These commitments are not reflected on the Company's condensed consolidated balance sheets.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 17 - STOCKHOLDERS' EQUITY

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 23,687,664 and 22,143,758 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

On June 16, 2017, the Company issued 4,600,000 shares of common stock, including the concurrent exercise of the underwriters' overallotment option, for $4.60 per share. Net proceeds to the Company were $19.8 million.

On January 18, 2018, the Company issued 1,539,406 shares of common stock to an affiliate of the Manager in a private placement at a purchase price of $4.77 per share resulting in aggregate net proceeds of $7.3 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. As of December 31, 2017, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the nine months ended September 30, 2018. As of September 30, 2018, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both September 30, 2018 and December 31, 2017. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company's common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

Distributions to stockholders

For the 2018 taxable year to date, the Company has declared dividends to common stockholders totaling $5,156,936, or $0.22 per share. The following table presents cash dividends declared by the Company on its common stock during the nine months ended September 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
January 5, 2018	January 16, 2018	January 30, 2018	$737,388	$0.03126
January 5, 2018	February 15, 2018	February 27, 2018	$788,649	$0.03343
January 5, 2018	March 15, 2018	March 29, 2018	$788,649	$0.03343
March 16, 2018	April 16, 2018	April 27, 2018	$473,663	$0.02008
March 16, 2018	May 15, 2018	May 30, 2018	$473,663	$0.02008
March 16, 2018	June 15, 2018	June 29, 2018	$473,663	$0.02008
September 10, 2018	September 28, 2018	October 15, 2018	$1,421,260	$0.06025

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)

NOTE 17 – STOCKHOLDERS' EQUITY (continued)

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the nine months ended September 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
January 5, 2018	January 16, 2018	January 30, 2018	$293,503	$0.18230
January 5, 2018	February 15, 2018	February 27, 2018	$293,503	$0.18230
January 5, 2018	March 15, 2018	March 29, 2018	$293,503	$0.18230
March 16, 2018	April 16, 2018	April 27, 2018	$293,503	$0.18230
March 16, 2018	May 15, 2018	May 30, 2018	$293,503	$0.18230
March 16, 2018	June 15, 2018	June 29, 2018	$293,503	$0.18230
July 3, 2018	July 16, 2018	July 27, 2018	$293,503	$0.18230
July 3, 2018	August 15, 2018	August 27, 2018	$293,503	$0.18230
July 3, 2018	September 17, 2018	September 27, 2018	$293,503	$0.18230

NOTE 18 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Net income (loss)		$4,353,026		$(4,256,337)

Less dividends paid:
Common stock	$1,421,260		$3,320,889
Preferred stock	880,509		880,509
		2,301,769		4,201,398
Undistributed earnings (deficit)		$2,051,257		$(8,457,735)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.06	$0.06	$0.15	$0.15
Undistributed earnings (deficit)	0.09	0.09	(0.38)	(0.38)
Total	$0.15	$0.15	$(0.23)	$(0.23)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Net income (loss)		$(5,822,037)		$(4,183,767)

Less dividends paid:
Common stock	$5,156,936		$8,582,666
Preferred stock	2,631,744		2,631,744
		7,788,680		11,214,410
Undistributed earnings (deficit)		$(13,610,717)		$(15,398,177)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.22	$0.22	$0.45	$0.45
Undistributed earnings (deficit)	(0.58)	(0.58)	(0.80)	(0.80)
Total	$(0.36)	$(0.36)	$(0.35)	$(0.35)

Pursuant to an agreement dated January 18, 2018, XL investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it, and therefore no adjustment was needed for the calculation of diluted earnings per share for the three months and nine months ended September 30, 2018. No adjustment was required for the calculation of diluted earnings per share for the three months and nine months ended September 30, 2017, for the warrants described in Note 17 because the warrants’ exercise price was greater than the average market price of the common shares for the period, and thereby anti-dilutive. For the three months ended September 30, 2018 the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,687,273 and for the three months ended September 30, 2017, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 22,139,258. For the nine months ended September 30, 2018, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,588,688 and for the nine months ended September 30, 2017, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 19,342,188.

NOTE 19 – SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans, MBS and other mortgage-related investments, and operates as a single reporting segment.

NOTE 20 - INCOME TAXES

Certain activities of the Company are conducted through a TRS, FOAC, and FOAC is therefore subject to tax as a U.S. C-Corporation. Pursuant to ASC 740, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.

Impacts of tax reform

On December 22, 2017, the Tax Cut and Jobs Act (H.R. 1) (the "Tax Act") was signed into law. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate income tax rate to 21%. The Company has substantially completed our assessment of the effects of the Tax Act and were able to determine reasonable estimates for the impacts of the items specified below. The Company continues to monitor and analyze the application of the "Tax Act" to its business and continue to assess our provision for income taxes as future guidance is issued.

The key impacts of the Tax Act on the Company's financial statements for the year ended December 31, 2017 were: (1) the federal statutory tax rate was reduced to 21%. In prior years, the Company valued its deferred tax asset at 34%. The related re-measurement of the deferred tax asset resulted in a reduction of $364,000 as of December 31, 2017. This amount is fully offset by a corresponding reduction to the valuation allowance as discussed in the paragraph below, (2) taxpayers that have existing AMT credit from previously paid AMT tax will be allowed to offset their regular tax liability for any future taxable year. Additionally, the AMT credit will be refundable for any taxable year beginning after December 31, 2017 and before January 1, 2022 in an amount equal to 50% of the excess AMT credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. In tax year 2021, 100% of any remaining excess AMT credit will be refunded. As a result, the valuation allowance attributable to prior years AMT credit in the amount of $19,000 is released and AMT credit accrued for the current year is recognized in the deferred tax asset.

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	Nine Months Ended September 30, 2018	As of December 31, 2017

GAAP consolidated net income (loss) attributable to Hunt Companies Finance Trust, Inc.	(5,822)	$4,707
GAAP net loss (income) from REIT operations	6,830	(4,645)
GAAP net income (loss) of taxable subsidiary	1,008	62
Capitalized transaction fees	(31)	(41)
Unrealized gain (loss)	(231)	639
Deferred income	176	19
Tax income of taxable subsidiary before utilization of net operating losses	922	679
Utilization of net operating losses	(922)	(679)
Net tax income of taxable subsidiary	—	$—

The TRS has a deferred tax asset on which the Company has a 100% valuation allowance, comprised of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017

Accumulated net operating losses of TRS	99	337
Unrealized gain	191	251
Capitalized transaction costs	114	122
Deferred income	103	57
AMT Credit	19	19
Deferred tax asset (liability)	526	786
Valuation allowance	(507)	(767)
Net non-current deferred tax asset (liability)	19	19

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2018 (unaudited)
NOTE 20 - INCOME TAXES (continued)

The Company has provided a valuation allowance against its deferred tax asset that results in no deferred tax asset at September 30, 2018, and December 31, 2017 except for the refundable AMT credits as discussed above. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believes it is more likely than not that the deferred tax asset will not be fully realized. The valuation allowance decreased by $260,000 as a result of the net utilization of deferred tax assets. The realization of the deferred tax asset associated with net operating losses is dependent on projections of future taxable income, for which there is uncertainty when considering historic results and the nature of the business. Accordingly, no provision or benefit (current or deferred tax expense) for income taxes has been reflected in the accompanying financial statements. At September 30, 2018, the TRS had net operating loss carryforwards for federal income tax purposes of $0.4 million, which are available to offset future taxable income and begin expiring in 2034.

As of September 30, 2018, the Company is not aware of any material uncertain tax positions, but the Company could be subject to federal and state tax audits for its tax years of 2015, 2016 and 2017.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "will," "seek," "would," "could" or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form10-K for the year ended December 31, 2017 and the risk factor described in Part II, Item 1A "Risk Factors" in the quarterly report on Form 10-Q for the quarter ended June 30, 2018 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2017 10-K which is available on the Securities and Exchange Commission’s website at www.sec.gov.

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

In January 2018, we entered into a series of transactions with subsidiaries of the Hunt Companies, Inc., a holding company that invests in businesses focused in the real estate and infrastructure markets, including investment management, mortgage banking, direct lending, loan servicing, asset management, property management, development, construction, advisory and residential mortgage servicing rights. We entered into a new management agreement with Hunt Investment Management, LLC, while another affiliate of Hunt purchased an ownership stake of approximately 9.5% through a combination of a privately-placed stock issuance and a purchase from our largest shareholder, XL Investments Ltd. The transactions were intended to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, and in particular direct access to Hunt's significant pipeline of specified transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. As of September 30, 2018, we had completed the sale of substantially all of our Agency and Non-Agency RMBS and Multi-Family MBS assets, and reallocated a large majority of our capital into commercial mortgage loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

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

•	securitizations backed by multi-family mortgage loans, or Multi-Family MBS; and

•	other mortgage-related investments, including mortgage servicing rights, or MSRs, CMBS, other loans or securities backed by real estate, or ownership interests in reall estate.

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

Third Quarter 2018 Summary and Subsequent Events

On August 20, 2018, the Company closed Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate Collateralized Loan Obligation, which financed 20 first lien floating-rate commercial real estate mortgage assets acquired from Hunt Finance Company, LLC, an affiliate of the Company's Manager. The assets of Hunt CRE 2018-FL2, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $225.3 million at execution and $59.7 million in cash available for reinvestment. The securitization pool was financed with investment-grade notes with a notional principal balance of $219.4 million and a net carrying value of $215.4 million after accounting for deferred financing costs.

We reported an economic gain on common equity of 2.94%, comprised of a $0.08 increase in book value per share and a $0.06 dividend per common share for the quarter ended September 30, 2018.(1) Our book value per share was $4.85 as of September 30, 2018.

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

Multi-Family Loan Consolidation Reporting Requirements

As of September 30, 2018, we have determined that we are the primary beneficiary of one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust, based on our ownership of all or substantially all of the most subordinated, or first-loss, tranche as well as the related control rights. The Company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively.

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

Securitization trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our condensed consolidated balance sheet at September 30, 2018 includes the gross assets and liabilities of the trust, the assets of the trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the certificate holders of the trust do not have any recourse to us as the consolidator of the trust. Accordingly, we are only exposed to the risk of loss on our net investment in the trust.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the trust. Our maximum exposure to loss from our consolidated securitization trust is our carrying value of $5.33 million as of September 30, 2018, which represents our net aggregate investment in the trust as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

A reconciliation of our net investment in consolidated trusts with our condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 follows:

	September 30, 2018	December 31, 2017
Multi-family mortgage loans held in securitization trusts, at fair value (1)	$24,898,204	$1,135,251,880
Multi-family securitized debt obligations (2)	$19,566,273	$1,113,556,782
Net investment amount of Multi-Family MBS trusts held by us	$5,331,931	$21,695,098
Residential mortgage loans held in securitization trusts, at fair value (1)	$—	$120,152,455
Residential securitized debt obligations (2)	$—	$114,738,735
Net investment amount of residential mortgage loan trusts held by us	$—	$5,413,720

(1)	Includes related receivables

(2)	Includes related payables
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

Changes in market interest rates.    Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. We believe the sale of all of our Agency RMBS and the termination of related interest rate hedging contracts has reduced our sensitivity to changes in market interest rates. Substantially all of our investment portfolio and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest changes. However, we finance a portion of our commercial loan portfolio with equity, and as such decreases in interest rates may reduce our net interest income and may impact the competition for and supply of new investment opportunities. In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default.

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

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS, as of September 30, 2018, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

Prepayment risk.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. All of our commercial mortgage loans were acquired at par, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

Changes in market value of our assets.    As of September 30, 2018, we had sold all of our available-for-sale, or AFS securities. We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as the result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for loan losses. Impairment is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for loan losses will directly impact our earnings. We continue to own subordinated securities issued by one Multi-Family MBS trust, and we have determined that we remain the primary beneficiary of this trust and accordingly consolidate its assets and liabilities; we have elected the fair value option in respect of this trust. As such, changes in the market value of the consolidated trust will also directly impact our earnings.

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

Investment Portfolio

Mortgage-Backed Securities

On a GAAP basis, we had sold all of our MBS investments as of June 30, 2018. This reflects the application of our current investment strategy discussed under “Overview”.

On a non-GAAP basis, our MBS investments increased from $4.4 million as of June 30, 2018 to $5.3 million as of September 30, 2018. The non-GAAP total represented our net investment in our consolidated Multi-Family MBS trust, and the increase was the result of an increase in the market value of this investment.

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

The leverage that we employ is specific to each asset class in which we invest and will be determined based on several factors, including our view of potential asset price volatility, the presence or absence of margin requirements, the current cycle for interest rates, the shape of the yield curve, the sensitivity of our investment to credit risk, the outlook for interest rates and our ability to use and the effectiveness of interest rate hedges. We analyze both historical interest rate and credit volatility and market-driven implied volatility for each asset class in order to determine potential asset price volatility. The goal of our leverage strategy is to ensure that, at all times, our investment portfolio's leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price and/or credit volatility.

The following tables summarize certain characteristics of our MBS investment portfolio as of September 30, 2018 and December 31, 2017 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable, combined with our GAAP-reported MBS):

September 30, 2018

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS	—	—	—	—	—	—	—%	—%

Total/Weighted Average (GAAP)	$—	$—	$—	$—	$—	$—	—%	—%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	8,179	(2,690)	—	5,489	(158)	5,331	4.48%	6.68%
Total Multi-Family MBS	8,179	(2,690)	—	5,489	(158)	5,331	4.48%	6.68%

Total/Weighted Average (Non-GAAP)	$8,179	$(2,690)	$—	$5,489	$(158)	$5,331	4.48%	6.68%

 Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	8,179	(2,690)	—	5,489	(158)	5,331	4.48%	6.68%
Total Multi-Family MBS	8,179	(2,690)	—	5,489	(158)	5,331	4.48%	6.68%

Total/Weighted Average (Non-GAAP)	$8,179	$(2,690)	$—	$5,489	$(158)	$5,331	4.48%	6.68%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

December 31, 2017

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	—	—	—	—	—	—	—%	—%
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—%	—%
Total Non-Agency RMBS	—	—	—	—	—	—	—%	—%

Multi-Family MBS	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%

Total/Weighted Average (GAAP)	$1,281,829	$21,614	$—	$1,303,443	$(12,617)	$1,290,826	2.65%	2.51%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	—	—	—	—	—	—	—%	—%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—%	—%
Total Multi-Family MBS	30,137	(2,689)	—	15,991	5,704	21,695	1.03%	1.95%

Total/Weighted Average (Non-GAAP)	$156,749	$(3,775)	$—	$27,055	$(960)	$26,095	0.59%	3.40%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—%	6.86%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—%	—%
Total Multi-Family MBS	37,637	(4,403)	—	21,777	5,660	27,437	0.83%	3.26%

Total/Weighted Average (Non-GAAP)	$1,438,578	$17,839	$—	$1,330,498	$(13,577)	$1,316,921	2.42%	2.53%

(1)	Weighted average coupon is presented net of servicing and other fees.

(2)	Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of Multi-Family MBS and prime jumbo residential mortgage securitization trusts, as applicable at the respective financial reporting dates. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at September 30, 2018 do not include our net investments in one Multi-Family MBS securitization trust. However, our maximum exposure to loss from consolidation of the trust is $5.3 million as of September 30, 2018. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2017 do not include our net investments in three Multi-Family MBS and prime jumbo residential mortgage securitization trusts; our maximum exposure to loss from consolidation of the three trusts was $27.1 million at December 31, 2017. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our MBS investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018 Fair Value	December 31, 2017 Fair Value
Less than or equal to one year	$5,331,931	$—
Greater than one year and less than five years	—	1,209,914,656
Greater than or equal to five years	—	107,005,869
Total	$5,331,931	$1,316,920,525

The decrease in maturity classifications is a result of the sale of the Agency RMBS and Non-Agency RMBS portfolios, as well as the reduction of the Multi-Family MBS portfolio. The sales of these securities is consistent with the new strategic direction, and the resultant determination to invest capital in new investment opportunities within the commercial real estate space.

Commercial Mortgage Loans

During the second quarter of 2018 the Company acquired 100% of the equity interests of Hunt CMT Equity, LLC from Hunt Finance Company, LLC, an affiliate of our Manager. Assets of Hunt CMT Equity, LLC included a portfolio of commercial mortgage loans and eight (8) loan participations, together with the associated collateralized loan obligations issued by Hunt CRE 2017-FL1, Ltd. and secured by the commercial loan portfolio. As a result of the Hunt CMT Equity, LLC acquisition, the Company has evaluated its ownership of the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. for potential consolidation. At September 30, 2018, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entity, a collateralized loan obligation. Additionally, during the third quarter of 2018, the Company closed Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate Collateralized Loan Obligation, which financed 20 first lien floating-rate commercial real estate mortgage assets acquired from Hunt Finance Company, LLC, an affiliate of the Company's Manager. The assets of Hunt CRE 2018-FL2, Ltd. were comprised of performing floating-rate commercial mortgage loans financed with investment grade notes. The Company has evaluated its ownership of the junior retained noted and preferred shares of Hunt CRE 2018-FL2, Ltd. for potential consolidation. At September 30, 2018, the Company determined it was the primary beneficiary of Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entity, a collateralized loan obligation.

The following table details our loan activity by unpaid principal balance:

Nine Months Ended September 30, 2018
Purchases, net	$669,080,048
Proceeds from principal repayments	(124,493,511)
Total loans (net of repayments)	$544,586,537

The following table details overall statistics for our loan portfolio as of September 30, 2018:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
September 30, 2018
Loans held-for-investment
Senior secured loans(3)	$544,586,537	$544,586,537	43	100.0%	6.5%	3.9
	$544,586,537	$544,586,537	43	100.0%	6.5%	3.9

(1)    Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of September 30, 2018

(2)    The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are            exercised by the borrower
(3)    As of September 30, 2018, $540,531,960 of the outstanding senior secured loans are held in VIEs and $4,054,577 of the outstanding senior secured        loans are loan participations

Variances between GAAP and tax income.    Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income. In accordance with GAAP, a portion of the purchase discounts on our Non-Agency RMBS has historically been allocated to a Credit Reserve and, as such, is not expected to be accreted into interest income. Accordingly, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.

Financing and other liabilities.    We have historically entered into repurchase agreements to finance our Agency and Non-Agency RMBS. These agreements have been secured by our Agency and Non-Agency RMBS and bore interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of September 30, 2018, as the result of the sale of all of our Agency and Non-Agency RMBS, we had no amount outstanding under our repurchase agreements, on a GAAP and non-GAAP basis, compared to $1,234.5 million at December 31, 2017.

The following table summarizes the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2018 to September 30, 2018 on a GAAP and non-GAAP basis:

Period ended September 30, 2018	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2018 to September 30, 2018	$579,392,934	—	1,214,770,000

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or collateralized loan obligations, if available, as well as the utilization of long-term warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from our balance sheet or as a "financing" and the loans will be classified as "commercial mortgage loans held-for-investment" in our condensed consolidated balance sheets, depending upon the structure of the securitizations. As of September 30, 2018, the carrying amount and outstanding principal balance of our collateralized loan obligations was $503.5 million and $510.2 million, respectively. See Note 8 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLOs.

Hedging instruments.    Subject to maintaining our qualification as a REIT, we have historically hedged as much of our interest rate risk as we have deemed prudent in light of market conditions. To the extent that we do seek to hedge interest rate risk, no assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition, and as the result of heightened volatility in financial markets, the results of our hedging activities have not historically always had such desired beneficial impact.

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

As a result of the sale of all our remaining Agency RMBS during the second quarter of 2018, the Company did not have any remaining Eurodollar futures contracts outstanding as of September 30, 2018.

 Stockholders’ Equity and Book Value Per Share

As of September 30, 2018, our stockholders’ equity was $152.1 million comprised of $37.2 million of preferred equity and $114.9 million of common equity, and our book value per common share was $4.85 on a basic and fully diluted basis. Our stockholders’ equity increased by $2.1 million compared to our stockholders’ equity as of June 30, 2018, while book value per common share increased by 1.7% from the previous quarter-end amount of $4.77. The increase in book value per share is reflective of the investment strategy change enacted in the first half of the year to a floating-rate commercial loan portfolio. The correlation of the portfolio to rising interest rates increasing net interest income, as well as the increase in market value of the Multi-Family MBS, both contributed to the increase in book value.

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

 Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2018:

Non-GAAP Basis
	Multi-Family MBS (1)	MSRs	Commercial Mortgage Loans	Unrestricted Cash (2)	Total
Market Value	$5,331,931	$4,209,124	$544,586,537	$9,912,051	$564,039,643
Collateralized Loan Obligations	—	—	(503,487,120)	—	(503,487,120)
Hedges	—	—	—	—	—
Other (3)	4,071	—	17,920,855	(4,109,447)	13,815,479
Restricted Cash	—	—	77,694,264	—	77,694,264
Equity Allocated	$5,336,002	$4,209,124	$136,714,536	$5,802,604	$152,062,266
% Equity	3.5%	2.8%	89.9%	3.8%	100.0%

1.Includes the fair value of our net investments in the FREMF 2012-KF01 Trust.
2.Includes cash and cash equivalents.
3.Includes principal and interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of September 30, 2018, we continued to consolidate the assets and liabilities of one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust. Additionally, as of September 30, 2018 we consolidated the assets and liabilities of two commercial real estate collateralized loan obligations, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the execution of our second CLO during the third quarter as well as the effect of the sale of the subordinated securities in the second quarter of 2018 of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts that it previously owned, and accordingly no longer consolidated the assets, liabilities, income and expenses of the underlying trusts as of September 30, 2018.

The table below presents certain information from our Statement of Operations for the three and nine months ended September 30, 2018 and September 30, 2017, respectively:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$—	$7,827,281	$10,748,966	$21,308,582
Residential mortgage loans held-for-sale	—	12,082	—	69,416
Commercial mortgage loans held-for-investment	9,365,400	—	15,259,400	—
Multi-family loans held in securitization trusts	336,824	13,473,913	20,540,942	40,992,241
Residential loans held in securitization trusts	—	1,249,966	2,102,352	3,903,924
Cash and cash equivalents	17,024	63,264	134,002	138,745
Interest expense:
Repurchase agreements - available-for-sale securities	—	(4,118,639)	(7,637,242)	(9,087,956)
Collateralized loan obligations	(4,366,632)	—	(7,255,799)	—
Multi-family securitized debt obligations	(237,980)	(12,766,808)	(19,404,532)	(38,866,888)
Residential securitized debt obligations	—	(995,293)	(1,685,971)	(3,100,616)
Net interest income	5,114,636	4,745,766	12,802,118	15,357,448
Other income:
Realized gain (loss) on sale of investments, net	(13,617)	(5,148,445)	(33,358,905)	(14,616,997)
Change in unrealized gain (loss) on fair value option securities	—	—	—	9,448,270
Realized gain (loss) on derivative contracts, net	—	(1,636,725)	25,984,870	2,049,400
Change in unrealized gain (loss) on derivative contracts, net	—	307,263	(5,349,613)	(8,583,100)
Realized gain (loss) on mortgage loans held-for-sale	—	(221,197)	—	(221,620)
Change in unrealized gain (loss) on mortgage loans held-for-sale	—	28,794	—	17,727
Change in unrealized gain (loss) on mortgage servicing rights	103,512	(102,945)	1,245,264	(457,720)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	957,549	694,730	(5,861,373)	2,797,566
Change in unrealized gain (loss) on residential loans held in securitization trusts	—	(155,252)	5,650,199	(773,674)
Other interest expense	—	—	—	(152,322)
Servicing income	285,745	276,211	702,127	721,468
Other income	27,942	8,369	88,434	33,275
Total other income (loss)	1,361,131	(5,949,197)	(10,898,997)	(9,737,727)
Expenses:
Management fee	586,926	573,412	1,767,252	1,670,804
General and administrative expenses	796,600	1,288,978	3,148,945	4,120,807
Operating expenses reimbursable to Manager	548,132	915,452	1,865,057	3,086,304
Other operating expenses	136,400	225,502	742,059	770,189
Compensation expense	54,683	49,562	201,845	155,384
Total expenses	2,122,741	3,052,906	7,725,158	9,803,488

Net income (loss)	4,353,026	(4,256,337)	(5,822,037)	(4,183,767)
Dividends to preferred stockholders	(880,509)	(880,509)	(2,631,744)	(2,631,744)
Net income (loss) attributable to common stockholders	$3,472,517	$(5,136,846)	$(8,453,781)	$(6,815,511)
Earnings (deficit) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$3,472,517	$(5,136,846)	$(8,453,781)	$(6,815,511)
Weighted average number of shares of common stock outstanding	23,687,273	22,139,258	23,588,688	19,342,188
Basic and diluted income (loss) per share	$0.15	$(0.23)	$(0.36)	$(0.35)
Dividends declared per share of common stock	$0.06	$0.15	$0.22	$0.45

Net Income Summary

For the nine months ended September 30, 2018, our net loss attributable to common stockholders was $8,453,781, or $0.36 basic and diluted net income per average share, compared with a net loss of $6,815,511, or $0.35 basic and diluted net loss per share, for the nine months ended September 30, 2017.  The principal drivers of this variance were an increase in total other loss from $9,737,727 for the nine months ended September 30, 2017 to $10,898,997 for the nine months ended September 30, 2018, and a reduction in net interest income from $15,357,448 for the nine months ended September 30, 2017 to $12,802,118 for the nine months ended September 30, 2018, which more than offset a reduction in total expenses from $9,803,488 for the nine months ended September 30, 2017 to $7,725,158 for the nine months ended September 30, 2018.

For the three months ended September 30, 2018, our net income attributable to common stockholders was $3,472,517, or $0.15 basic and diluted net income per average share, compared with a net loss of $5,136,846, or $0.23 basic and diluted net loss per share, for the three months ended September 30, 2017.  The principal drivers of this variance were a reversal in total other loss of $5,949,197 for the three months ended September 30, 2017 to total other gain of $1,361,131 for the three months ended September 30, 2018, an increase in net interest income from $4,745,766 for the three months ended September 30, 2017 to $5,114,636 for the three months ended September 30, 2018, and a decrease in total expenses from $3,052,906 for the three months ended September 30, 2017 to $2,122,741 for the three months ended September 30, 2018.

The comparability of our results for the three months and nine months ended September 30, 2018, with the three months and nine months ended September 30, 2017 is limited due to (i) the sale of all our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS during the second quarter of 2018; (ii) the termination of the associated repurchase agreements related to our Agency and Non-Agency RMBS; (iii) the termination of the associated interest rate hedges related to our Agency RMBS; (iv) the deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018; and (v) the consolidation of the assets and liabilities of our CLOs during the second and third quarters of 2018, respectively.

Interest Income and Interest Expense

Our primary source of income is net interest income. For the nine months ended September 30, 2018 and the nine months ended September 30, 2017, our interest income was $48,785,662 and $66,412,908, respectively. Our interest expense was $35,983,544 and $51,055,460 respectively, for the nine months ended September 30, 2018 and the nine months ended September 30, 2017. The period-over-period decrease in interest income was primarily the result of sales of the Agency RMBS portfolio concluded in the second quarter of 2018 and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts. The period-over-period decrease in interest expense was impacted by the sales of the Agency RMBS portfolio and resultant termination of all repurchase agreements and the effect of the reduced principal balances of the liabilities of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended September 30, 2018 and the three months ended September 30, 2017, our interest income was $9,719,248 and $22,626,506, respectively. Our interest expense was $4,604,612 and $17,880,740 respectively, for the three months ended September 30, 2018 and the three months ended September 30, 2017. The period-over-period decrease in interest income was primarily the result of sales of the Agency RMBS portfolio concluded in the second quarter of 2018 and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts. The period-over-period decrease in interest expense was impacted by the sales of the Agency RMBS portfolio and the resultant termination of all repurchase agreements and the effect of the reduced principal balances of the liabilities of the consolidated multi-family and residential mortgage loan securitization trusts.

Net Interest Income

For the nine months ended September 30, 2018 and the nine months ended September 30, 2017, our net interest income was $12,802,118 and $15,357,448, respectively, with the decreased income a result of sales of the Agency RMBS portfolio concluded during the second quarter of 2018 and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

For the three months ended September 30, 2018 and the three months ended September 30, 2017, our net interest income was $5,114,636 and $4,745,766, respectively, with the increased income a result of sales of the Agency RMBS portfolio concluded during the second quarter of 2018 and the resultant termination of all repurchase agreements and reduced principal balances of the consolidated multi-family and residential mortgage loan securitization trusts.

Other Income (Loss)

For the nine months ended September 30, 2018, we incurred other losses of $10,898,997 which primarily reflects the impact of net realized losses on sales of investments of $33,358,905, net unrealized losses on interest rate hedges of $5,349,613 and net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,861,373, which more than offset net realized gains on interest rate hedges of $25,984,870, net unrealized gains on mortgage servicing rights of $1,245,264, net unrealized gains on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $5,650,199, net mortgage servicing income of $702,127 and other income of $88,434. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, represent a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations. As of September 30, 2018, we no longer own any AFS securities.

For the nine months ended September 30, 2017, we incurred other losses of $9,737,727 which reflects the impact of net realized losses on sales of investments of $14,616,997, net unrealized losses on interest rate hedges of $8,583,100, net realized losses of $221,620 on mortgage loans held for sale, net unrealized losses on mortgage servicing rights of $457,720, net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $773,674 and $152,322 other interest expense related to our 2013 deficiency dividend, which more than offset net unrealized gains on fair value option securities of $9,448,270, net realized gains on interest rate hedges of $2,049,400, net unrealized gain on mortgage loans held for sale of $17,727, net unrealized gains on multi-family loans held in the 2012-K13 and 2012-KF01 Trusts of $2,797,566, net mortgage servicing income of $721,468 and other income of $33,275. As noted earlier, unrealized gains or losses on AFS securities (except Non-agency RMBS IOs), which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

The period-over-period decrease in other income was due to the sale of the Agency RMBS portfolio and concurrent closeout of the related interest rate hedges which caused an increase in realized losses from sales of securities of $14,616,997 for the first nine months of 2017 to a realized loss of $33,358,905 for the first nine months of 2018, an increase in realized gains on interest rate hedges from $2,049,400 for the first nine months of 2017 to a realized gain of $25,984,870 for the first nine months of 2018 and a decrease in unrealized losses on interest rate hedges from $8,583,100 for the first nine months of 2017 to a realized loss of $5,349,613 for the first nine months of 2018.

For the three months ended September 30, 2018, we realized other gains of $1,361,131, which primarily reflects the impact of net unrealized gains on mortgage servicing rights of $103,512, net unrealized gains on multi-family loans held in the 2012-KF01 Trusts of $957,549, net mortgage servicing income of $285,745 and other income of $27,942 which more than offset net realized losses on sales of investments of $13,617

For the three months ended September 30, 2017, we incurred other losses of $5,949,197, which reflects the impact of net realized losses on sales of investments of $5,148,445, net realized losses on interest rate hedges of $1,636,725, net realized losses of $221,197 on mortgage loans held for sale, net unrealized losses on mortgage servicing rights of $102,945 and net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $155,252, which more than offset net unrealized gains on interest rate hedges of $307,263, net unrealized gain on mortgage loans held for sale of $28,794, net unrealized gains on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $694,730, net mortgage servicing income of $276,211 and other income of $8,369. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statement of operations.

The period-over-period increase in other income was due to the sale of the Agency RMBS portfolio and concurrent closeout of the related interest rate hedges during the second quarter of 2018.

Expenses

In connection with our consolidation of certain consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $1,767,252 for the nine months ended September 30, 2018 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $5,957,906, of which $1,865,057 was payable to our Manager and $4,092,849 was payable directly by us.

For the nine months ended September 30, 2017, we incurred management fees of $1,670,804 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $8,132,684 of which $3,086,304 was payable to our Manager and $5,046,380 was payable directly by us.

For the three months ended September 30, 2018, we incurred management fees of $586,926 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,535,815, of which $548,132 was payable to our Manager and $987,683 was payable directly by us.

For the three months ended September 30, 2017, we incurred management fees of $573,412 representing amounts payable to our Manager under our management agreement. We also incurred other operating expense of $2,479,494 of which $915,452 was payable to our Manager and $1,564,042 was payable directly by us.

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

Other-Than-Temporary Impairment (OTTI)

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and nine months ended September 30, 2018 and September 30, 2017, we did not recognize any OTTI losses. We review each loan classified as held-for-investment for impairment on a quarterly basis. For the three and nine months ended September 30, 2018 and September 30, 2017, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $8,453,781 for the nine months ended September 30, 2018, after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 4.89% on average stockholders' equity of $231,207,550. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the nine months ended September 30, 2018, our comprehensive income attributable to common stockholders was $4,164,013 which included $12,617,794 in other comprehensive income. This represents an annualized gain of 2.41% on average stockholders' equity. As of September 30, 2018, we had sold all of our AFS securities.

For the nine months ended September 30, 2017, our net loss attributable to common stockholders was $6,815,511 after accounting for preferred stock dividends of $2,631,744, representing an annualized loss of 4.29% on average stockholders' equity of $212,317,950. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the nine months ended September 30, 2017, our comprehensive loss attributable to common stockholders was $3,189,980 which included $3,625,531 in other comprehensive income. This represented an annualized loss of 2.01% on average stockholders’ equity.

Our net gain attributable to common stockholders was $3,472,517 for the three months ended September 30, 2018, after accounting for preferred stock dividends of $880,509, representing an annualized gain of 5.95% on average stockholders' equity of $231,632,740. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the three months ended September 30, 2018, our comprehensive income attributable to common stockholders was $3,472,517. This represents an annualized gain of 5.95% on average stockholders' equity.

For the three months ended September 30, 2017, our net loss attributable to common stockholders was $5,136,846 after accounting for preferred stock dividends of $880,509, representing an annualized loss of 9.08% on average stockholders' equity of $224,407,206. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended September 30, 2017, our comprehensive loss attributable to common stockholders was $2,949,798 which included $2,187,048 in other comprehensive loss. This represented an annualized loss of 5.22% on average stockholders’ equity.

 Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS, as of September 30, 2018, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2018, we had unrestricted cash and cash equivalents of $9.9 million, compared to $34.3 million as of December 31, 2017.

As of September 30, 2018, we had no amounts outstanding under repurchase agreements that we maintain with various investment banking firms and other lenders to finance our available-for-sale securities following the sale of all remaining such securities during the second quarter of 2018. Consequently, as of September 30, 2018, the ratio of our recourse debt to our equity was 0.0:1, compared to 8.5:1 as of December 31, 2017. We have historically presented our debt-to-equity ratio as a non-GAAP measure that is calculated using the total amount of debt that has recourse to the Company, and excluded the non-recourse obligations of consolidated trusts because those only have recourse to the assets of the related trusts, and do not have recourse to us. The period-over-period decrease is due primarily to the sale of all our remaining Agency and Non-Agency RMBS securities, and substantially all of our remaining Multi-Family MBS securities, and repayment of all of the related repurchase agreement financing, in order to release capital to be invested primarily in commercial mortgage loans.

As of September 30, 2018, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. and one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations and Multi-Family MBS securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of September 30, 2018, the fair value of these non-recourse liabilities aggregated to $522,949,959. While these liabilities are non-recourse to us, following the substantial completion of our portfolio transition to focus primarily on commercial mortgage loans, going forward we intend to view all liabilities, whether recourse or non-recourse, as financings for our target assets, and accordingly our discussion and analysis of leverage will include such liabilities. As of September 30, 2018, our total debt to equity ratio was 3.3:1 on a GAAP basis.

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

The Company's Manager Equity Plan includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future. In turn, our Manager will grant such awards to its employees, officers (including our current officers), members, directors or consultants. The grants to be made to our Manager and then by our Manager pursuant to such are intended to provide customary incentive compensation to those persons employed by our Manager on whose performance we rely (including our officers). The total number of shares that may be granted subject to awards under the Manager Equity Plan will be equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan). No grants were made under the Manager Equity Plan during the period January 1, 2018 to September 30, 2018.

In addition, we enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we account for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability; as of September 30, 2018, the amount of the liability recorded was $397,203. The maximum potential amount of future payments that we could be required to make under the outstanding backstop guarantees was $1,178,799,051. In accordance with ASC 450, Contingencies, any contingent liability must be recognized when a payment becomes probable and reasonably estimable; as of September 30, 2018, no such contingent liability was required to be recognized.

Distributions

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We have historically made regular monthly distributions, and with effect from the third quarter of 2018 will make regular quarterly distributions, to our stockholders in an amount equal to all or substantially all of our taxable income. Although FOAC no longer aggregates and securitizes residential mortgages, it continues to generate taxable income from MSRs and other mortgage-related activities. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service obligations on debt payable and on our Series A Preferred Stock. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

We previously announced in advance monthly dividends to be paid during each calendar quarter. As announced on March 16, 2018, with effect from the third quarter of 2018, we now announce in arrears quarterly dividends to be paid during each calendar quarter. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On September 10, 2018, we announced that our board of directors had declared a cash dividend rate for the third quarter of 2018 of $0.06 per share of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our common stock.  During the second quarter of 2018, we substantially completed the previously announced reallocation of our capital into investment opportunities in commercial mortgage assets, and as a result, the risks associated with our current and future portfolio may differ meaningfully from those related to our historical investment portfolio. In particular, as of September 30, 2018, we had: (i) sold all of our remaining Agency RMBS; (ii) sold all of our remaining Non-Agency RMBS; (iii) sold all but one of our remaining Multi-Family MBS; (iv) purchased two portfolios of floating-rate commercial mortgage loans; and (v) executed two collateralized loan obligations. This may limit the comparability of our historical disclosures related to market risks with current and future disclosures relating to such risks.

To reduce the risks to our portfolio, we have previously employed, and expect to continue to employ, portfolio-wide and security-specific risk measurement and management processes in our daily operations. While changes in the fair value of our previous investments in Agency RMBS were generally not credit-related, and instead were generally subject to a greater degree of sensitivity to market and interest rate conditions, following the reallocation of our capital primarily into floating-rate commercial mortgage assets, going forward we expect to have a greater sensitivity to credit related risks. Our Manager's risk management tools include software and services licensed or purchased or purchased from third parties and analytical methods utilized by our Manager. These tools have not fully protected us from market risks in the past, and, particularly in light of the significant changes to our investment portfolio there can be no assurance that they will do so in the future.

Changes in the fair value of our remaining Multi-Family MBS, representing our net investment in a consolidated Multi-Family MBS trust, may reflect both market and interest rate conditions as well as credit risk. In evaluating our asset/liability management and Multi-Family MBS credit performance, our Manager considers the credit characteristics underlying our Multi-Family MBS, representing our net investment in a consolidated Multi-Family MBS trust. The following table presents certain information about our Multi-Family MBS (representing our net investment in one consolidated Multi-Family MBS trust) as of September 30, 2018 on a combined non-GAAP basis.

Multi-Family MBS(1)
Portfolio Characteristics:
Number of Securities	1
Carrying Value/ Estimated Fair Value	$5,331,931
Amortized Cost	$5,489,295
Current Par Value	$8,179,063
Carrying Value to Current Par	65.2%
Amortized Cost to Current Par	67.1%
Net Weighted Average Coupon	4.48%
3 Month CPR(2)	N/A

Our remaining Multi-Family MBS investment represents a re-REMIC of an underlying a Freddie Mac Multifamily K Certificate. This certificate is not guaranteed by Freddie Mac and therefore, repayment is based solely on the performance of the underlying pool of loans. These loans have prepayment lock-out provisions which reduce the risk of early repayment of our investment.

The following table presents the rating of our Multi-Family MBS at September 30, 2018, representing our net investment in the 2012-KF01 Trust, on a combined non-GAAP basis. The rating indicates the opinion of the rating agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation. A rating of "NR" is assigned when major rating agencies do not provide any rating for such security:

	September 30, 2018(1)
Current Rating	Fair Value	% of Multi-Family MBS
Not Rated	$5,331,931	100.0%

Weighted Average Life Breakdown	Carrying Value

Less than or equal to one year	$5,331,931

1.Represents our net investment in the 2012-KF01 Trust at September 30, 2018 on a combined, non-GAAP basis.
2.Three-month CPR is reflective of the prepayment speed on the underlying securitization; however CPR is not necessarily indicative of the proceeds received on our investments. Proceeds received on our MBS depend on the location of our MBS within the payments structure of each underlying security.

Interest rate risk

Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of September 30, 2018, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. Additionally, the remaining Multi-Family MBS investment earns a floating rate of interest and is not subject to any related debt financing, which resulted in an additional amount of net equity that is positively correlated to rising interest rates

The following table illustrates the potential impact on our net interest income and interest expense over the next 12 months of sudden and parallel changes in interest rates, based on our existing floating-rate commercial mortgage loan portfolio and related liabilities and Multi-Family MBS investments as at September 30, 2018:

Assets (Liabilities) Subject to Interest Rate Sensitivity (1)			25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
552,765,600		Interest income	1,381,914	(1,381,914)	2,763,828	(2,763,828)
(510,181,000)	(2)	Interest expense	(1,275,453)	1,275,453	(2,550,905)	2,550,905
42,584,600		Total	106,461	(106,461)	212,923	(212,923)

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

Additionally, we are subject to prepayment risk associated with the terms of our CLOs. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our CLOs are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

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

Due to the substantial reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

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

Due to the substantial reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2018. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, as a result of the material weaknesses in our internal control over financial reporting as described below.

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

To remediate the material weakness in our internal control over financial reporting related to the depth and timeliness of review of account balances (and consequent deficiencies in our disclosure controls and procedures), including the most recent instance, we have continued and will continue to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system is now complete, and with the assistance of a third-party regulatory compliance service provider and an experienced financial reporting consultant, we have completed the process of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. We began the testing of controls in the fourth quarter of 2017, and continued testing in the first, second and third quarters of 2018. We have also enhanced the timeliness and strengthened the review process in respect of consolidated trust account balances to ensure that the related control operated at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies. We are also considering changing the frequency of certain controls currently performed quarterly to a monthly frequency to give management additional information about their operational effectiveness.

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

Item 1A. Risk Factors

See Part I Item 3. "Quantitative And Qualitative Disclosures About Market Risks" in this Quarterly Report on Form 10-Q for additional information.

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 and ithe risk factor disclosed in Item 1A in our Quarterly Report for the period ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed or furnished herewith, as applicable, as a part of this report. Such Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Indenture, dated August 20, 2018 (including forms of Notes)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNT COMPANIES FINANCE TRUST, INC.

Dated: November 14, 2018	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2018	By	/s/ James A. Briggs
James A. Briggs
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)