Form 10-K
period 2018-12-31
Hunt Companies Finance Trust, Inc.
filed 2019-03-18
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ or No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ or No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $60.7 million based on the closing sales price on the New York Stock Exchange on June 30, 2018.
As of March 14, 2019, the registrant had outstanding 23,687,664 shares of common stock, $0.01 par value and no outstanding shares of Series A Cumulative Redeemable Preferred Stock, $0.01 par value.

Part III incorporates information from certain portions of the registrants definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial conditions, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions.
These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operation may vary materially from those expressed in our forward-looking statements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•the general political, economic and competitive conditions in the markets in which we invest;
•the level and volatility of prevailing interest rates and credit spreads;
•adverse changes in the real estate and real estate capital markets;
•difficulty in obtaining financing or raising capital;
•reductions in the yield on our investments and an increase in the cost of our financing;
•defaults by borrowers in paying debt service on outstanding indebtedness
•adverse legislative or regulatory developments;
•changes in our business, investment strategies or target assets;
•increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•
acts of God such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or to the owners and operators of the real estate securing our investments;

•	deterioration in the performance of the property securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	difficulty in redeploying the proceeds from repayment of our existing investments;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems

•
authoritative generally accepted accounting principles, or GAAP, or policy changes from such standard-setting bodies as the Financial Accounting Board, or FASB, the Securities Exchange Commission, or SEC, the Internal Revenue Service, or IRS, the New York Stock Exchange, or NYSE, or other authorities that we are subject to; and

•
our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").

These and other risks, uncertainties and factors, including the risk factors described in Item 1A - "Risk Factors", of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All subsequent written and oral forward-looking statements that we make, or that are attributable to us, are expressly qualified in their entirety by this cautionary notice. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1. BUSINESS

References herein to "Hunt Companies Finance Trust," "company," "HCFT," "we," "us," or "our" refer to Hunt Companies Finance Trust, Inc., a Maryland corporation, and its subsidiaries under the context specifically requires otherwise.

General

We are a real estate investment trust primarily focused on investing in, financing and managing transitional multi-family and other commercial real estate loans. Historically, the Company primarily invested in, financed and managed residential mortgage-backed securities ("RMBS"), multi-family mortgage-backed securities ("Multi-Family MBS"), mortgage servicing rights and other mortgage-related investments. As of January 18, 2018, the Company is externally managed by Hunt Investment Management, LLC (the "Manager" or "HIM") pursuant to the terms of our management agreement. HIM is an affiliate of Hunt Companies Inc. ("Hunt"), a private, diversified real estate company .

We are a Maryland corporation formed in March 2012 and commenced operations in May 2012. We have elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended ("Code"). On May 29, 2018, we changed our name from Five Oaks Investment Corp. ("Five Oaks") to Hunt Companies Finance Trust, Inc., our common stock began trading on the New York Stock Exchange, or the NYSE, under the symbol "HCFT" and our Series A Preferred Stock began trading on the NYSE under the symbol "HCFT PR A." Previously, our common stock was listed on the NYSE, under the symbol “OAKS” and our Series A Preferred Stock was listed on the NYSE under the symbol “OAKS-PRA”. On February 14, 2019, we completed the redemption of all of our previously issued Series A Preferred Stock. For information regarding our subsidiaries and their operations as well as for the geographical concentrations of the mortgage loans underlying certain of our assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our consolidated financial statements.

The Hunt Transaction

On January 18, 2018, we announced a new strategic direction, and the entry into a new external management agreement with HIM, an affiliate of Hunt. We concurrently mutually terminated our management agreement with Oak Circle Capital Partners, LLC ("Oak Circle"). Management by HIM is expected to provide the Company with a new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space and direct access to Hunt's pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest rate hedging. The new management agreement is expected to better align our interests with those of our new manager through an incentive fee arrangement and agreed upon limitations on manager expense reimbursements from us, as further described below. Pursuant to the terms of the termination agreement between the Company and Oak Circle, the termination of the prior management agreement did not trigger, and Oak Circle was not paid, a termination fee by us. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

In connection with the transaction, an affiliate of Hunt purchased 1,539,406 shares of our common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 of our shares from our largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represented a 56.9% premium over the Company's common share price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its previously held HCFT warrants. After completion of these share purchases, Hunt and its affiliates owned approximately 9.5% of the Company's outstanding common shares. Also in connection with the transaction, and as further described in Section 10 hereof and in our Current Report on Form 8-K filed with the SEC on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Company's board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of the Company and Michael P. Larsen as President of the Company.

Hunt CMT Equity LLC Transaction

On April 30, 2018, as more particularly described in our Current Report on Form 8-K filed on April 30, 2018, the Company acquired Hunt CMT Equity LLC for an aggregate purchase price of approximately $68 million. The assets of Hunt CMT Equity LLC were comprised of commercial mortgage loans financed through a collateralized loan obligation ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender ("Hunt CMT Finance, LLC") and eight loan participations from a Hunt affiliate. The assets of Hunt CRE 2017-FL1, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $339.4 million and $9.8 million in cash available for reinvestment at the acquisition date. The securitization pool was financed by investment-grade notes with a notional principal balance of $290.7 million and a net carrying value of $287.6 million after accounting for unamortized discount. Additionally, the Company paid $0.1 million for the assets acquired with the licensed lender and $6.2 million for the loan participations.

Hunt CRE 2018-FL2

On August 20, 2018, the Company closed Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate collateralized loan obligation, which financed 20 first lien floating-rate commercial real estate mortgage assets acquired from Hunt Finance Company, LLC, an affiliate of the Manager. The assets of Hunt CRE 2018-FL2, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $225.3 million and $59.7 million in cash available for investment at the acquisition date. The securitization pool was financed by investment-grade notes with a notional principal balance of $219.4 million and net carrying value of $215.4 million after accounting for deferred financing costs.

Our Investment Strategy

Our investment strategy is to invest in debt and related instruments supported by institutional quality commercial real estate in attractive locations. Through our Manager, we draw on Hunt's extensive real estate debt platform and its established sourcing, underwriting and structuring capabilities in order to execute our investment strategy. In addition, we have access to Hunt's extensive commercial real estate expertise and real estate operating business, which provide our Manager access to market data not available to many competitors.

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

•	Securitizations backed by multi-family mortgage loans, or Multi-Family MBS; and

•	Other mortgage-related investments, including mortgage servicing rights ("MSRs"), CMBS, other loans or securities backed by real estate, or ownership interests in real estate.
Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of funding these investments.

Our Portfolio

Transitional Multi-Family and Commercial Real Estate Loans

Today, our business is primarily focused on acquiring senior, floating rate mortgages that are secured by a first lien on multi-family or other commercial real estate properties. These investments may be in the form of whole loans, pari passu participations within mortgage loans, or other similar structures. Although acquiring senior, floating rate mortgage loans is our primary area of focus, we may also originate and acquire fixed rate loans and subordinate loans in the future. This focused lending strategy is designed to generate attractive current income while protecting shareholder capital.

The Company acquired $345.7 million in loans in the Hunt CMT Equity LLC transaction and an additional $410.9 million during 2018 for a total of $756.6 million in loans. During the year ended December 31, 2018 loan repayments totaled $201.4 million, for net fundings of $555.2 million. The following table details the overall statistics of our current loan portfolio as of December 31, 2018:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	555,172,891	555,172,891	44	100.0%	6.4%	4.1

(1)    Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of December 31, 2018

(2)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are exercised by the borrower

(3)	As of December 31, 2018, $550,555,503 of the outstanding senior secured loans are held in VIEs and $4,617,388 of the outstanding senior secured loans are held outside VIEs

The charts below detail the geographic and types of properties securing these loans, as of December 31, 2018:

Multi-Family MBS

As of December 31, 2018, we have determined that we are the primary beneficiary of one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust, based on our ownership of all or substantially all of the most subordinated, or first-loss, tranche as well as the related control rights. The net investment in the trust is limited to the Multi-Family MBS with an aggregate carrying value of $4.8 million.

MSRs

As of December 31, 2018, the Company retained the servicing rights associated with an aggregate principal balance of $407,332,854 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The carrying value of these MSRs at December 31, 2018 was $4.0 million.

Financing Strategy

We use leverage to seek to increase potential returns to our stockholders. Currently, we utilize match term collateralized loan obligations to leverage our loan portfolio. In the future we may utilize long-term warehouse repurchase agreement financing, or other financing structures. We previously financed our former investments in Agency RMBS and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements.

Neither our organizational documents nor our investment guidelines place any limit on the maximum amount of leverage that we may use, and we are not required to maintain any particular debt-to-equity leverage ratio. We may continue to change our financing strategy and leverage without the consent of our stockholders. Generally, we seek to enter into collateralized borrowings only with institutions that are rated investment grade by at least one nationally recognized statistical rating organization.

The goal of our leverage strategy is to ensure that, at all times, our investment portfolio’s leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate for its potential price volatility.

Risk Strategy

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our common stock.  During the second quarter of 2018, we substantially completed the previously announced reallocation of our capital into investment opportunities in commercial mortgage assets, and as a result, the risks associated with our current and future portfolio may differ meaningfully from those related to our historical investment portfolio. In particular, as of December 31, 2018, we had: (i) sold all of our remaining Agency RMBS; (ii) sold all of our remaining Non-Agency RMBS; (iii) sold all but one of our remaining Multi-Family MBS; (iv) terminated all hedging contracts (v) purchased two portfolios of floating-rate commercial mortgage loans; and (vi) we acquired one and executed another collateralized loan obligation. This may limit the comparability of our historical disclosures related to market risks with current and future disclosures relating to such risks.

To reduce the risks to our portfolio, we have previously employed, and expect to continue to employ, portfolio-wide and security-specific risk measurement and management processes in our daily operations. While changes in the fair value of our previous investments in Agency RMBS were generally not credit-related, and instead were generally subject to a greater degree of sensitivity to market and interest rate conditions, following the reallocation of our capital primarily into floating-rate commercial mortgage assets, going forward we expect to have less sensitivity to market and interest rate related risks. Our Manager's risk management tools include software and services licensed or purchased from third parties and analytical methods utilized by our Manager. These tools have not fully protected us from market risks in the past, and, particularly in light of the significant changes to our investment portfolio there can be no assurance that they will do so in the future.

Interest Rate Risk. Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2018, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with floating rate liabilities, which resulted in an amount of net equity that is positively correlated to rising interest rates. Additionally, the remaining Multi-Family MBS investment earns a floating rate of interest and is not subject to any related debt financing, which resulted in an additional amount of net equity that is positively correlated to rising interest rates.

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

Credit Risk. Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers and local market professionals to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender.

Due to the substantial reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

Our Manager

With effect from January 18, 2018, we became externally managed and advised by HIM. HIM is an affiliate of Hunt, a private, diversified real estate company. As our Manager, HIM implements our business strategy, performs investment advisory services and activities with respect to our assets and is responsible for performing all of our day-to-day operations. HIM is an investment adviser registered with the SEC.

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

Pursuant to the terms of the new management agreement, we are required to pay our Manager an annual base management fee of 1.50% of Stockholders’ Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. Starting in the first full calendar quarter following January 18, 2019, we are also required to pay our Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such calendar quarter and (ii) 8% per annum. We are also required to reimburse our Manager for costs associated with (i) an allocable share of the costs of non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs and operations, (ii) our CFO, (iii) our general counsel, in each case based on a percentage of his time spent on the Company's affairs. In order to assist in our ongoing efforts to reduce expenses, our Manager agreed to cap such reimbursement at 1.5% of the average Stockholders’ Equity for the applicable fiscal year. We are also required to reimburse the Manager for other costs and expenses associated with our operations, including but not limited to, the costs and expenses associated with our formation and capital raising activities, rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services and insurance. In addition, on March 18, 2019 we entered into a support agreement with our Manager, pursuant to which our Manager agreed to reduce the reimbursement cap by 25% of such cap per annum subject to such annual support not exceeding $568,000 until such support equaled approximately $1.96 million.

Competition

We are engaged in a competitive business. In our investing activities, we compete for opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by HIM and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including, provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for investments we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

We believe access to our Manager's and Hunt's professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

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

Taxable income generated by our TRS, which includes excess inclusion income to the extent generated by our CLOs, is subject to regular corporate income tax. For the fiscal year 2018, our TRS generated taxable income of $1.0 million which was offset by net operating losses.

 Qualification as a REIT

Continued qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Income Tests. In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions” (as defined herein), discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), rents from real property, dividends received from other REITs, and gains from the sale of designated real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from “prohibited transactions”, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests. In 2018, the Company failed the 75% gross income test as a result of gains generated from the termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company accrued a tax liability of $1.96 million for 2018 as a result of its failure of the 75% gross income test. The Company in consultation with its new external tax advisor, PricewaterhouseCoopers, requested a pre-filing agreement from the IRS concerning the application of Section 856(c)(6) of the Code, a statutory relief provision. The Company believes it more likely than not that its REIT election will not be impacted.

Asset Tests. At the close of each calendar quarter, we must also satisfy five tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of designated real estate assets, cash, cash items, U.S. Government securities and, under some circumstances, stock or debt instruments purchased with new capital. Second, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value (the “10% of value asset test”) or voting power. The 5% and 10% asset tests do not apply to securities that qualify under the 75% asset test or to securities of a TRS and qualified REIT subsidiaries, and the 10% of value asset test does not apply to “straight debt” having specified characteristics and to certain other securities. Fourth, the aggregate value of all securities of TRSs that we hold may not exceed 20% of the value of our total assets. Fifth, not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs to the extent those debt instruments would not be real estate assets but for the inclusion of debt instruments of publicly offered REITs in the meaning of real estate assets.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. With effect from January 18, 2018, our corporate headquarters are located at 230 Park Avenue, 19th Floor, New York, NY 10169 and our telephone number is (212) 521-6323. As of December 31, 2018 and March 14, 2019, we had three executive officers, all of whom were provided by our Manager. We have no employees.

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.huntcompaniesfinancetrust.com. We make available free of charge, through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Code of Business Conduct and Ethics and Policy Against Insider Trading and our Corporate Governance Guidelines along with the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website. Information on our website is neither part of nor incorporated into this Annual Report on Form 10-K.

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

We cannot assure you that we will be able to operate our businesses successfully or implement our operating policies and strategies. Our Manager may not be able to successfully execute our investment and financing strategies as described in this Annual Report on Form 10-K (including the new strategic direction through the reallocation of capital into new investment opportunities focused in the commercial real estate mortgage space), which could result in a loss of some or all of your investment. The results of our operations depend on several factors, including our Manager's ability to execute on our investment and financing strategies (including the aforementioned new strategic direction), the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions. Our revenues will depend, in large part, on our Manager's ability to execute on our investment and financing strategies, and our ability to acquire assets at favorable spreads over our borrowing costs. If our Manager is unable to execute on our investment and financing strategies, or we are unable to acquire assets that generate favorable spreads, our results of operations may be adversely affected, which could adversely affect our ability to make or sustain distributions to our stockholders.

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

We seek to generate current income and capital appreciation for our stockholders. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value, and the assets that we acquire may experience defaults of interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset other losses that we experience.

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

The impact of any future terrorist attacks, the occurrence of a natural disaster, a significant climate change or changes in laws and regulations expose us to certain risks.

Terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others, particularly those secured by properties in major cities or properties that are prominent landmarks or public attractions. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

Moreover, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2015, which extended TRIA through the end of 2020, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2020. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

In addition, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing debt instruments that we purchase. Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the affected borrowers may have to pay for any repairs themselves. Borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase.

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

We are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

The market values of commercial mortgage assets are subject to volatility and may be adversely affected by real estate risks, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. Due to the reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender.

We may invest in subordinated tranche of MBS, which is subordinate in right of payment to more senior securities.

Our investments include a subordinated tranche of MBS, which is a subordinated class of security in a structure of securities collateralized by a pool of mortgage loans and, accordingly, is the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair value of this subordinated interest tends to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interest generally is not actively traded and may not provide holders thereof with liquid investments.

We may invest in Multi-Family MBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks.

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

The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed, or is undergoing a repositioning plan including a potential capital improvement located in a high-growth market. If the market in which the assets is located fails to improve according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

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

Investments in non-conforming and non-investment grade rated commercial real estate loans or securities involve increased risk of loss.

Certain commercial real estate debt investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated (as is typically the case for private loans) or will be rated as non-investment grade by the rating agencies. Private loans often are not rated by credit rating agencies. Non-investment grade ratings typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment-grade rated assets. Any loss we incur may be significant and may adversely affect our results of operations and financial condition. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

We invest in Multi-Family MBS, transitional multi-family and commercial real estate loans, which are secured by income producing properties. Such loans are typically made to single-asset entities, and the repayment of the loan is dependent principally on the net operating income from the performance and value of the underlying property. The volatility of income performance results and property values may adversely affect our one Multi-Family MBS, transitional multi-family and commercial mortgage loans.

Our one Multi-Family MBS is secured by multi-family properties and our transitional multi-family and commercial real estate loans are secured by the underlying commercial property and, in each case are subject to risks of delinquency, foreclosure and loss. Multi-Family MBS, transitional multi-family loans and commercial real estate loans generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental and/or tax legislation, and acts of God, terrorism, social unrest and civil disturbances.

Multi-family and commercial real estate property values and net operating income derived therefrom are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions; changes in tax laws; local real estate conditions; changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property’s owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

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

Certain governmental actions may affect our business by hindering the pace of foreclosures. Over the past few years, there has been a backlog of foreclosures in certain jurisdictions, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or DOJ, HUD, State Attorneys General, the office of the Comptroller of the Currency, and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Legal claims brought or threatened by the DOJ, HUD, the Consumer Financial Protection Bureau, or the CFPB, and State Attorneys General against residential mortgage servicers have produced large settlements. A portion of the funds from these settlements are directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties and assets that meet our investment criteria.

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

On February 3, 2017, President Trump signed an Executive Order announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury (“Treasury”) published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles, as well as non‑bank financial institutions, financial technology and financial innovation. At this time it is unclear what impact the Executive Order and the Administration’s policy will have on regulations that affect our and our competitors’ businesses.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd‑Frank Act. The bill was referred to the Senate. If passed by the U.S. Senate and signed into law by President Trump, the CHOICE Act would, among other things, remove risk retention requirements for non-residential mortgage securitizations.

On December 22, 2017, President Trump signed into law Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. We are still assessing the impact of the Tax Cuts and Jobs Act and there can be no assurances that it will have a favorable impact. In addition, any future federal or state law tax changes, whether arising from actual or perceived loss of tax revenue to the taxing authority due to the Tax Cuts and Jobs Act or otherwise, could have an adverse effect on our business, financial condition and results of operations.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

On December 19, 2018, based on its outlook for economic activity, the labor market and inflation and weighing the uncertainties associated with this outlook, the Federal Reserve raised its target range for the federal funds rate to 2-¼ to 2-½ percent and on January 30, 2019, maintained the target range at 2-¼ to 2-½ percent. The Federal Reserve also indicated that it would likely contemplate additional rate increases in 2019 and beyond in a manner consistent with policy normalization, while indicating that such additional increases would likely be gradual and data dependent. Additionally, the Federal Reserve initiated its balance sheet normalization program in October 2017 that was announced in June 2017. This plan details the approach the FOMC intends to use to reduce the Federal Reserve's holding of Treasury and agency securities. For payments of principal that the Federal Reserve receives from its holdings of agency debt and mortgage-backed securities, the Committee anticipates that the cap will be $4 billion per month and will increase in steps of $4 billion in three-month intervals over 12 months until it reaches $20 billion per month. There is still considerable uncertainty concerning the speed at which the Federal Reserve will continue to raise rates. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for commercial real estate loans. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

Our investments in commercial mortgage backed securities, CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, Hunt Servicing Company, LLC, or HSC, an affiliate of our Manager, may take actions that could adversely affect our interests.

We have invested in, and may from time to time invest in, commercial mortgage-backed securities, including in the most subordinated classes of such commercial mortgage-backed securities, CLOs and other similar securities, which may be subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality commercial mortgage-backed securities or CLOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.

Subordinate interests such as commercial mortgage-backed securities, CLOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in commercial mortgage-backed securities and CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.

With respect to the commercial mortgage-backed securities and CLOs in which we have invested and may invest in the future, overall control over the special servicing of the related underlying mortgage loans will be exercised by HSC or another special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of commercial mortgage-backed securities in such series. Unless we acquire the subordinate classes of existing series of commercial mortgage-backed securities and CLOs, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

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

2018 and Prior Determinations and Actions. As reported in our 2015 through 2017 Annual Reports on Form 10-K, the Company did not maintain effective controls over the depth and timeliness review of account balances.

In connection with the preparation of our financial statements for the period ended September 30, 2018, we identified further instances of a failure of our control over the depth and timeliness review of account balances. Specifically in 2018, we identified errors relating to (i) a release of credit reserves relating to certain RMBS upon their sale in 2016 and (ii) incorrectly reported unrealized losses on RMBS IO's upon the deconsolidation in 2016 of the JPMMT 2014-OAK4 Trust. The unrealized losses on the RMBS IO's were incorrectly reported through OCI instead of through unrealized gain (loss) on fair value option securities on our statements of operations for each of periods ended June 30, 2016, September 30, 2016 and December 31, 2016, as included in our 2016 10-K and 2017 10-K and the unaudited consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and each subsequent quarter through June 30, 2018 (collectively, the "Relevant Periods"). The release of credit reserves was incorrectly reported through OCI instead of through our statements of operations for the periods ended September 30, 2016 and December 31, 2016. While having no impact on total stockholders’ equity, as a result of errors (i) and (ii) above, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our balance sheets for each of the quarter-end and year-end periods from June 30, 2016 through June 30, 2018 as included in our Form 10-K's and Form 10-Q's for the Relevant Periods. The errors described in (i) and (ii) above required the restatement of our financial statements for the periods ended June 30, 2016, September 30, 2016 and December 31, 2016 originally included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Relevant Periods.

As a consequence of this material weakness, management concluded that our internal control over financial reporting, and consequently our disclosure controls and procedures, were not effective as of December 31, 2018.

To remediate the material weakness in our internal control over financial reporting related to the depth and timeliness of review of account balances (and consequent deficiencies in our disclosure controls and procedures), including the most recent instance, we have continued and will continue to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system and service provider is now complete, and with the assistance of a third-party regulatory compliance service provider and an experienced financial reporting consultant, we have completed the process of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. We began the testing of controls during the fourth quarter of 2017, and continued testing throughout 2018. We have also enhanced the timeliness and strengthened the review process in respect of consolidated trust account balances to ensure that the related control operated at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies. Beginning in the fourth quarter of 2018, we changed the frequency of certain review controls previously performed quarterly to a monthly frequency to give management additional instances of performance from which to evaluate the controls operational effectiveness. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while certain remediation steps have been completed, the enhanced controls relating thereto are not all as yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.

2018 Determinations and Actions. The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with the recording of certain hedging transactions as first reported in our 2016 Annual Report on Form 10-K. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax-consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements.

In connection with our determination of an inability to exclude gains realized on certain hedging transactions in 2018 for the test under Section 856(c)(3) of the Code, also known as the 75% Income Test, during the year ended December 31, 2018, management and our Audit Committee concluded that we continue to experience a material weakness in our internal control over financial reporting. The material weakness consisted of a lack of the appropriate resources for, and supervision of, third-party specialists, in particular, third-party tax advisors. In addition, this resource and supervision material weakness extends to the overall lack of detail in management documentation of the execution of management review controls. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described above, management and our Audit Committee concluded that additional remediation measures described below continue to be necessary to enhance our control environment.

As a consequence of this material weakness, management concluded that our internal control over financial reporting, and consequently our disclosure controls and procedures, were not effective as of December 31, 2018.

To remediate this material weakness in our internal control over financial reporting related to a lack of the appropriate resources for and supervision of third-party specialists, particularly third-party tax advisors and the overall lack of detail in management documentation of the execution of management review controls, our manager now employs a senior level tax accountant experienced in REIT tax matters, who has taken primary responsibility for, among other things, the coordination with and supervision of our third-party tax advisors and the timely communication of REIT tax compliance matters to management and our Board of Directors. Additionally, our manager has identified a senior resource to supervise, in collaboration with third-party specialists, a targeted review of our key management review controls in order to identify where a greater level of detail in management's documentation of the execution of management review controls would be prudent to support the evaluation of the design and effectiveness of the controls.

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

In connection with securitization transactions wherein FOAC sold mortgage loans to the securitization trust and holds the MSRs with respect to those mortgage loans, FOAC entered into sub-servicing agreements with one or more sub-servicers. Pursuant to the terms of the sub-servicing agreements, FOAC is required to refund or to fund any servicing advances that are obligated to be made by the sub-servicers. FOAC is therefore exposed to the potential loss of any servicing advance that becomes a non-recoverable. Such advances and exposure going forward could adversely affect our liquidity or cash flow during a financial period.

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

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in assets we target and could also affect the pricing of these securities.

We are engaged in a competitive business. In our investing activities, we compete for opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by HIM and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including, provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for investments we target may lead to decreasing yields, which may further limit our ability to generate targeted returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

A prolonged economic recession and further declining real estate values could impair our assets and harm our operations.

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The Multi-Family MBS and the transitional multi-family and other commercial real estate loans in which we invest part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on Multi-Family MBS and the transitional multi-family and other commercial real estate loans in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our investment in Multi-Family MBS is generally subject to losses.

We previously acquired Multi-Family MBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related Multi-Family MBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

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

Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, Kroll Bond Rating Agency, DBRS, Inc. or other rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of, or return from, a loan secured by a particular property.

Real estate investments are subject to various risks, including:

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

In the event any of these or similar events occurs, we may not realize our anticipated return on our investments and we may incur a loss on these investments. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

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

The properties underlying our commercial real estate loans may be subject to other unknown liabilities that could adversely affect the value of these properties, and as a result, our investments.

Properties underlying our commercial real estate loans may be subject to other unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

There continues to be uncertainty around the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the mortgage loans. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers may have difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states.

We may find it necessary or desirable to foreclose on certain of the loans we acquire. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower's position in the loan. In some states, foreclosure actions can take several years or more to litigate. A servicer’s failure to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and mortgage loans and have an adverse effect on our results of operations and business. In addition, foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our investment. Any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.

Insurance on mortgage loans and real estates securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property and the value of our investment related to such property.

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

Certain of our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable or subjective judgment inputs to determine value.

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

An increase in interest rates may cause a decrease in the volume of certain of our target assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of transitional floating-rate multi-family and commercial real estate loans and other mortgage related investments available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of transitional floating-rate multi-family and commercial real estate loans and other mortgage related investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders may be adversely affected.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because some of our future investments may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Given the volatile nature of the U.S. economy since the end of the third round of quantitative easing, or QE3, and the Fed’s recent increase in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted.

Increases in interest rates typically adversely affect the value of certain of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We invest in transitional multi-family and other commercial real estate loans, as well as other mortgage related investments. In a normal yield curve environment, an investment in the fixed-rate component of such assets will generally decline in value if future long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on any repurchase agreements we may enter into.
Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2018, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates. Additionally, the remaining Multi-Family MBS investment earns a floating rate of interest and is not subject to any related debt financing, which resulted in an additional amount of net equity that is positively correlated to rising interest rates.

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

Changes in the method for determining LIBOR or a replacement of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities or on our overall financial condition or results of operations.

Changes in prepayment rates may adversely affect our profitability.

Our business is currently focused on investing in, financing and managing floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. Prepayment rates also may be affected by conditions in the financial markets, general economic conditions and the relative interest rates on commercial mortgages, which could lead to an acceleration of the payment of the related principal. While we will seek to manage prepayment risk, in selecting our real estate investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. Additionally, we are subject to prepayment risk associated with the terms of our CLOs. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our CLOs are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

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

Risks Related to Financing and Hedging

Our strategy involves leverage, which may amplify losses and there is no specific limit on the amount of leverage that we may use.

We leverage our portfolio investments in our target assets principally through borrowings under collateralized loan obligations. Our leverage (on both a GAAP and non-GAAP basis) currently ranges, and we expect that it will continue to range, between three and six times the amount of our stockholders’ equity. We will incur this leverage by borrowing against a substantial portion of the market or face value of our assets. Our leverage, which is fundamental to our investment strategy, creates significant risks.

To the extent that we incur leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following, or other, reasons:

•	short-term interest rates increase;

•	the market value of our securities decreases;

•	interest rate volatility increases;

•	the availability of financing in the market decreases; or

•	changes in advance rates.

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

Our inability to meet certain financial covenants related to our credit agreements could adversely affect our business, financial condition and results.

In connection with our credit agreement, we are required to maintain certain financial covenants with respect to our net worth, asset values, loan portfolio composition, leverage ratios and debt service coverage levels. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with our financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the credit facility and acceleration of all amounts owing under our credit facility and gives the counterparty the right to exercise certain other remedies under the credit agreement, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to our credit facility and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new credit facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.

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

An increase in our borrowing costs relative to the interest that we receive on investments in our mortgage related investments may adversely affect our profitability and cash available for distribution to our stockholders.

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

Clearing facilities or exchanges upon which some of our hedging instruments may be traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments may be traded may require us to post additional collateral against our hedging instruments. For example, in response to the U.S. approaching its debt ceiling without resolution and the federal government shutdown in October 2013, the Chicago Mercantile Exchange announced that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back shortly thereafter upon the news that Congress passed legislation to temporarily suspend the national debt ceiling, reopened the federal government, and provided a time period for broader negotiations concerning federal budgetary issues. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could adversely affect our liquidity position, business, financial condition and results of operations.

We may enter into hedging transactions that expose us to contingent liabilities in the future, which may adversely affect our financial results or cash available for distribution to stockholders.

We may engage in hedging transactions intended to hedge various risks to our portfolio, including the exposure to adverse changes in interest rates. Our hedging activity varies in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other changing market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to protect or could adversely affect us because, among other things:

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

Subject to maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we may employ techniques that limit the adverse effects of rising interest rates on a portion of our short-term repurchase agreements and on a portion of the value of our assets. In general, our interest rate risk mitigation strategy depends on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our portfolio or the market. Our interest rate risk mitigation activity varies in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual interest rate risk mitigation decisions are determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated strategy. These techniques may include purchasing or selling futures contracts, entering into interest rate swap, interest rate cap or interest rate floor agreements, swaptions, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements.

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

We have previously elected to not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, for our former derivative instruments. The economics of our derivative hedging transactions were not affected by this election; however, our GAAP earnings may have been subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of certain hedging agreements or for the accounting of the underlying hedged assets or liabilities in our financial statements, if it does not necessarily match the accounting used for hedging agreements.

Our adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

We have determined that the securitization trusts that have issued certain of our Multi-Family MBS are variable interest entities, or VIEs, of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within these securitization trusts. As a result, we are required to consolidate the underlying multi-family and residential mortgage loans or securities, as applicable, related debt, interest income and interest expense of the securitization trusts in our financial statements, although our actual investment in these securitization trusts generally represents a small percentage of the total assets of the trusts. We historically accounted for the Multi-Family MBS in our investment portfolio through other comprehensive income, pursuant to which unrealized gains and losses on those MBS were reflected as an adjustment to stockholders’ equity. The fair value option, however, requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary be reflected through our consolidated earnings. If we continue to acquire additional Multi-Family MBS assets in the future that are similar in structure and form to those already acquired, we may be required to consolidate the assets and liabilities of the issuing or securitization trusts and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Risks Associated with Our Relationship with Our Manager

Our board of directors has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager.

Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews and updates our investment guidelines and also reviews our investment portfolio but does not generally review or approve specific investments. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of mortgage related investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would adversely affect our business operations and results. In addition, our Manager may invest in any investment on our behalf without restriction as to the dollar amount of such investment and generally without prior approval of our board of directors. Our Manager is generally permitted to invest our assets in its discretion, provided that such investments comply with our investment guidelines. Our Manager’s failure to generate attractive risk-adjusted returns on an investment which represents a significant dollar amount would adversely affect us. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

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

Our common stock is listed on the NYSE under the symbol “HCFT.” Stock markets, including the NYSE, have experienced significant price and volume fluctuations over the past several years. As a result, the market price of our securities has been and is likely to continue to be similarly volatile, and investors in our securities have experienced since the initial offering of our securities and may continue to experience a decrease in the value of their securities. Accordingly, no assurance can be given as to the ability of our stockholders to sell their securities or the price that our stockholders may obtain for their securities.

Some of the factors that negatively affect the market price of our securities include:

•	changes in our dividend rates or frequency of payments thereof;

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s key personnel;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	trading prices of common and preferred equity securities issued by REITs and other similar companies;

•	failure to satisfy REIT requirements;

•	general economic and financial conditions;

•	government action or regulation; and

•	our issuance of additional preferred equity or debt securities.

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

One of the factors that investors may consider in deciding whether to buy or sell shares of our securities is our distribution rate as a percentage of the trading price of our securities relative to market interest rates and distribution rates of our competitors. If the market price of our securities is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to adversely affect the market price of our securities. For instance, if market rates rise without an increase in our distribution rate, the market price of our securities could decrease as potential investors may require a higher distribution yield on our securities or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and make distributions to our stockholders.

An increase in interest rates may have an adverse effect on the market price of our stock and our ability to make distributions to our stockholders.

One of the factors that investors may consider in deciding whether to buy or sell shares of our stock is our dividend rate, or our future expected dividend rate, as a percentage of our common stock price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate on our shares or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our stock independent of the effects such conditions may have on our portfolio.

We have not established a minimum distribution payment level on our common stock and we cannot assure you of our ability to make distributions in the future, or that our board of directors will not reduce distributions in the future regardless of such ability.

We intend to announce quarterly dividends in arrears on a quarterly basis to holders of our common stock. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend to holders of our common stock prior to September 15th of the following year, to achieve this result.

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

Our board of directors has granted XL Investments an exemption from the 9.8% ownership limitation. As of March 1, 2019, XL Investments, together with XL Global, Inc. (collectively, the "XL companies"), owned 14.1% of our common stock. On May 16, 2018, our board of directors granted Hunt Companies Equity Holdings, LLC and James C. Hunt (collectively, the "Hunt Investors") an exemption from the 9.8% ownership limitation subject to a Hunt Investors ownership limit of 11.8%. As of March 1, 2019, the Hunt Investors collectively owned 10.2% of our common stock.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of our company.

Certain provisions of the MGCL may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium price for holders of our equity securities or otherwise be in their best interests.

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and the XL Companies and certain affiliates thereof, the parent of which is AXA SA. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations with the XL Companies and certain affiliates thereof. As a result, the XL Companies and affiliates thereof may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. However, our board of directors may repeal or modify this exemption at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and the XL Companies and certain affiliates thereof.

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

XL Investments holds a significant interest in our outstanding common stock. As of March 1, 2019, the XL Companies owned 14.1% of our common stock. As a result, the XL Companies potentially have the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. We have agreed with XL Investments that, for so long as XL Investments together with certain affiliates of the XL Companies collectively beneficially owns at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board meetings, but such observer has no right to vote at any such board meetings.

We are a “smaller reporting company” and we may avail ourselves of the reduced disclosure requirements, which may make the Company’s common stock less attractive to investors.

As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public companies. The Company may continue to rely on such exemptions for so long as the Company remains a “smaller reporting company.” These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation. We may continue to rely on such exemptions for so long as we remain a smaller reporting company under applicable SEC rules and regulations. The Company’s reliance on these exemptions may result in the public finding the Company’s common stock to be less attractive and adversely impact the market price of the Company’s common stock or the trading market thereof.

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

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and our subsidiary, Hunt Commercial Mortgage Trust elected to be taxed as a REIT commencing with its short taxable year ended December 31, 2018 and in each case to comply with the provisions of the Internal Revenue Code with respect thereto. Our and its continued qualification as a REIT will depend on our and its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our and its ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Further, there can be no assurance that the U.S. Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

In 2018, the Company failed the 75% gross income test as a result of gains generated from the termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company in consultation with its new external tax advisor, PricewaterhouseCoopers, requested a pre-filing agreement from the IRS concerning the application of Section 856(c)(6) of the Code, a statutory relief provision. Although the Company believes it is more likely than not that its REIT election will not be impacted, we can give no assurances that the IRS will grant us relief under the statutory provision. In the event that the IRS determines that the statutory relief provision does not apply, we could be treated as having failed to qualify as a REIT for the 2018 taxable year.

If we were to fail to maintain our REIT qualification in any taxable year and were not able to qualify for, or fail to satisfy the requirements of certain statutory relief provisions, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our equity securities. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Furthermore, any REIT in which we invest directly or indirectly, including Hunt Commercial Mortgage Trust, the REIT through which we own our interests in our CLOs, is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT. If the subsidiary fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to U.S. federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as REIT unless we are able to avail ourselves of certain statutory relief provisions.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on certain types of income including as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders.

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

In addition to the asset tests set forth above, to maintain our REIT qualification, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income test, the asset tests, and the other REIT requirements. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments. If we fail to comply with any of these other REIT requirements at the end of any fiscal year, we will lose our REIT qualification unless we are able to satisfy or qualify for certain statutory relief provisions which may involve paying taxes and penalties.

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

Moreover, some of the mortgage-backed securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that any debt instruments or mortgage-backed securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by us encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognized the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

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

To maintain our qualification as a REIT, we must comply with requirements regarding our assets and our sources of income. If we liquidate our investments including to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 14, 2019, the last reported sales price for our common stock on the New York Stock Exchange was $3.59.

Holders

At December 31, 2018, there were 23,687,664 shares of our common stock outstanding. As of March 14, 2019, there were 21 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held in "street name" through banks or broker dealers.

Dividends

Dividends on our common stock are paid on a quarterly basis, a change made with effect from June 2018 from previously being paid on a monthly basis.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to declare and pay on a quarterly basis dividends to holders of our common stock and are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2019 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2017 through December 31, 2018:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 16, 2017	$0.05	April 17, 2017	April 27, 2017
March 16, 2017	$0.05	May 15, 2017	May 30, 2017
March 16, 2017	$0.05	June 15, 2017	June 29, 2017
June 14, 2017	$0.05	July 17, 2017	July 28, 2017
June 14, 2017	$0.05	August 15, 2017	August 30, 2017
June 14, 2017	$0.05	September 15, 2017	September 28, 2017
September 15, 2017	$0.05	October 16, 2017	October 30, 2017
September 15, 2017	$0.05	November 15, 2017	November 29, 2017
September 15, 2017	$0.05	December 15, 2017	December 28, 2017
January 5, 2018	$0.03	January 16, 2018	January 30, 2018
January 5, 2018	$0.03	February 15, 2018	February 27, 2018
January 5, 2018	$0.03	March 15, 2018	March 29, 2018
March 16, 2018	$0.02	April 16, 2018	April 27, 2018
March 16, 2018	$0.02	May 15, 2018	May 30, 2018
March 16, 2018	$0.02	June 15, 2018	June 29, 2018
September 10, 2018	$0.06	September 28, 2018	October 15, 2018
December 7, 2018	$0.06	December 31, 2018	January 15, 2019

Securities Authorized for Issuance under Equity Compensation Plan

The Hunt Companies Finance Trust, Inc. Manager Equity Plan., or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future, if any. In turn, our Manager grants such awards to its employees, officers (including our current officers), members, directors or consultants. The total number of shares that may be granted subject to awards under the Manager Equity Plan is equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan).

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

As of December 31, 2017, we had repurchased 126,856 shares under the program for a total cost of $645,394. The Company did not purchase any common shares under the plan during the twelve months ended December 31, 2018.

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

Overview

We are a Maryland corporation that is focused on investing in, financing and managing transitional multi-family and other commercial real estate loans or securitizations. Our capital has historically been invested in Agency RMBS, with a particular focus on shorter duration Agency securities backed by hybrid ARMs. Additionally, we have historically invested, and continue to maintain a limited investment, in Multi-Family MBS, principally through owning a first-loss tranche in a Freddie Mac K-series securitization.

In January 2018, we entered into a series of transactions with subsidiaries of Hunt Companies, Inc. ("Hunt"), a holding company that invests in businesses focused in the real estate and infrastructure markets, including investment management, mortgage banking, direct lending, loan servicing, asset management, property management, development, construction, advisory and mortgage servicing rights. We entered into a new management agreement with Hunt Investment Management, LLC, while another affiliate of Hunt purchased an ownership stake of approximately 9.5% through a combination of a privately-placed stock issuance and a purchase from our largest stockholder, XL Investments. The transactions were intended to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, as well as direct access to Hunt’s pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. As of December 31, 2018, we had completed the sale of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS assets. We reallocated a large majority of our capital into commercial mortgage loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

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

•	securitizations backed by multi-family mortgage loans, or Multi-Family MBS; and

•	other mortgage-related investments, including MSRs, CMBS, or other loans or securities backed by real estate, or ownership interests in real estate.
We previously financed our former investments in Agency RMBS and Non-Agency RMBS primarily through short-term borrowings structured as repurchase agreements. We finance our current investments in transitional multi-family and other commercial real estate loans primarily through match term collateralized loan obligations, and may utilize warehouse repurchase agreement financing in the future. Our primary sources of income are net interest income from our investment portfolio and non-interest income from mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expenses of financing these investments.

With effect from January 18, 2018, we are now externally managed and advised by HIM, pursuant to a management agreement between us and HIM and the simultaneous termination of our previous management agreement with Oak Circle. As our Manager, HIM implements our business strategy, performs investment advisory services and activities with respect to our assets, and is responsible for performing all of our day-to-day operations. HIM is an investment adviser registered with the SEC.

Pursuant to the terms of the new management agreement, we are required to pay our Manager an annual base management fee of 1.50% of Stockholders’ Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. Starting in the first full calendar quarter following January 18, 2019, we are also required to pay our Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such calendar quarter, and (ii) 8% per annum. We are required to reimburse the Manager for costs associated with (i) an allocable share of the costs of non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs and operations, (ii) our CFO, (iii) our general counsel, in each case, based on a percentage of his time spent on the Company's affairs. Such reimbursement is subject to a cap of 1.5% of the average Stockholders' Equity (as defined in the management agreement) for the applicable fiscal year. We are also required to reimburse the Manager for other costs and expenses associated with our operations, including, but not limited to, the costs and expenses associated with our formation and capital raising activities, rent, utilities, office furniture, equipment, machinery and other overhead-type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, and insurance. In addition, on March 18, 2019 we entered into a support agreement with our Manager, pursuant to which our Manager agreed to reduce the reimbursement cap by 25% of such cap per annum subject to such annual support not exceeding $568,000 until such support equaled approximately $1.96 million.

On January 18, 2018, we and Oak Circle, entered into a Termination Agreement (“Termination Agreement”) pursuant to which we and Oak Circle agreed to mutually and immediately terminate that certain management agreement, dated May 16, 2012, by and between us and Oak Circle. Under the terms of the Termination Agreement, we did not pay Oak Circle a termination fee. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the foregoing.

We have elected to be taxed as a REIT and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may become subject to some federal, state and local taxes on our income generated in our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp., or FOAC, our TRS holds an indirect interest in our CLOs, through its ownership interests in Hunt Commercial Mortgage Trust, our subsidiary REIT, to the extent that the CLOs generate excess inclusion income.

2018 Highlights and Subsequent Events

•	We reported an economic gain on common equity of 2.9%, comprised of a $0.28 dividend per common share that more than offset a $0.14 decrease in net book value per share.

•	On January 18, 2018, we announced a new strategic direction, and the entry into a new external management agreement with Hunt Investment Management, LLC, see above for more detail.

•	In furtherance of our new strategic direction, we redeployed capital into the commercial mortgage loan assets as described below.

•
On April 30, 2018, the Company announced it had acquired 100% of the equity interests of Hunt CMT Equity, LLC from Hunt Mortgage Group, LLC, an affiliate of our Manager, for an aggregate purchase price of approximately $68 million. Assets of Hunt CMT Equity, LLC included a portfolio of floating rate commercial mortgage loans financed by a collateralized loan obligation, a licensed commercial mortgage lender and eight (8) loan participations.

•
On August 20, 2018, the Company closed Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate Collateralized Loan Obligation, which financed 20 first lien floating-rate commercial real estate mortgage assets acquired from Hunt Finance Company, LLC, an affiliate of the Company's Manager. The assets of Hunt CRE 2018-FL2, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $225.3 million at execution and $59.7 million in cash available for reinvestment. The securitization pool was financed with investment-grade notes with an aggregate notional principal balance of $219.4 million and net carrying value of $215.4 million after accounting for deferred financing costs.

•
On January 15, 2019, the Company entered into a delayed draw facility ("Delayed Draw Facility), providing for a term facility to be drawn in aggregate principal amount of $40.25 million credit facility ("Credit Facility) with an initial fixed rate of 7.25%. On February 14, 2019, the Company drew on the Delayed Draw Facility in the aggregate principal amount of $40.25 million and used net proceeds of $39.3 million and working capital of $1.1 million to redeem all 1,610,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends.

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

Changes in market interest rates.    Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. We believe the sale of all of our Agency RMBS and the termination of related interest rate hedging contracts has reduced our sensitivity to changes in market interest rates. Substantially all of our investment portfolio and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result, we are less sensitive to variability in our net interest income resulting from interest changes. However, we finance a portion of our commercial loan portfolio with equity, and as such, decreases in interest rates may reduce our net interest income and may impact the competition for and supply of new investment opportunities. In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also risk of non-performance on floating rate assets. In the case of significant increases in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the applicable sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets and Multi-Family MBS are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Due to the significant reallocation of our investment portfolio from RMBS, and in particular Agency RMBS, to commercial mortgage loans, we believe our exposure to this risk is likely to be higher in the future than it has been historically.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS, as of December 31, 2018, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. All of our commercial mortgage loans were acquired at par, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

Changes in market value of our assets.    As of December 31, 2018, we had sold all of our available-for-sale, or AFS securities. We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as the result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for loan losses. Impairment is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for loan losses will directly impact our earnings. We continue to own a subordinated security issued by one Multi-Family MBS trust, and have determined that we remain the primary beneficiary of the trust and accordingly consolidate is assets and liabilities; we have elected the fair value option in respect of this trust. As such, changes in the market value of the consolidated trust will also directly impact our earnings.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. As a result of the 2016 change in presidential administration, we anticipate debate on residential housing and mortgage reform to continue through 2019 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs. Following the sale of all our remaining Agency and Non-Agency RMBS investments during the second quarter of 2018, we believe our exposure to governmental actions in this regard is likely to be lower in the future than it has been historically.

Investment Portfolio

Commercial Mortgage Loans

During the second quarter of 2018, the Company acquired 100% of the equity interests of Hunt CMT Equity, LLC from Hunt Finance Company, LLC, an affiliate of our Manager. Assets of Hunt CMT Equity, LLC included a $339.4 million portfolio of commercial mortgage loans and $6.3 million in eight (8) loan participations, together with the associated collateralized loan obligations issued by Hunt CRE 2017-FL1, Ltd. and secured by the commercial loan portfolio. As a result of the Hunt CMT Equity, LLC acquisition, the Company has evaluated its ownership of the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. for potential consolidation. At December 31, 2018, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entity, a collateralized loan obligation. Additionally, during the third quarter of 2018, the Company closed Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate Collateralized Loan Obligation, which financed $225.3 million of 20 first lien floating-rate commercial real estate mortgage assets acquired from Hunt Finance Company, LLC, an affiliate of the Company's Manager. The assets of Hunt CRE 2018-FL2, Ltd. were comprised of performing floating-rate commercial mortgage loans financed with investment grade notes. The Company has evaluated its ownership of the junior retained non-investment notes and preferred shares of Hunt CRE 2018-FL2, Ltd. for potential consolidation. During 2018, the Company purchased an additional $179.7 million in loans from reinvestment proceeds for Hunt CRE 2017-FL1 and Hunt CRE 2018-FL2 and an additional $5.9 million in loan participations. The Company purchased an additional At December 31, 2018, the Company determined it was the primary beneficiary of Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entity, a collateralized loan obligation.

The following table details our loan activity by unpaid principal balance:

Year Ended December 31, 2018
Purchases, net	$756,565,299
Proceeds from principal repayments	(201,392,408)
Total loans (net of repayments)	$555,172,891

The following table details overall statistics for our loan portfolio as of December 31, 2018:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1

(1)    Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of December 31, 2018
(2)    The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are            exercised by the borrower
(3)    As of December 31, 2018, $550,555,503 of the outstanding senior secured loans are held in VIEs and $4,617,388 of the outstanding senior secured        loans are loan participations

Mortgage-Backed Securities

On a GAAP basis, we had sold all of our MBS investments as of December 31, 2018. This reflects the application of our current investment strategy discussed under "Overview". As of December 31, 2017, our overall investments in MBS were $1,290.8 million, comprised of $1,285.1 million Agency RMBS and $5.7 million Multi-Family MBS.

On a non-GAAP basis, our MBS investments decreased from $1,316.9 million as of December 31, 2017 to $4.8 million as of December 31, 2018. The non-GAAP total includes our net investment in our consolidated Multi-Family MBS and residential mortgage loan trusts. Within these totals, as of December 31, 2017, we owned $1,285.1 million Agency RMBS, $4.4 million Non-Agency RMBS and $27.4 million Multi-Family MBS and as of December 31, 2018, we owned $4.8 million Multi-Family MBS.

The following tables summarize certain characteristics of our MBS investment portfolio as of December 31, 2018 and December 31, 2017 (i) as reported in accordance with GAAP, which excludes our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable; (ii) to show separately our net investments in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in Multi-Family MBS and prime jumbo mortgage securitization trusts, as applicable, combined with our GAAP-reported MBS):

December 31, 2018

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	—	—	—	—	—	—	—	—
Total Multi-Family MBS	—	—	—	—	—	—	—	—

Total/Weighted Average (GAAP)	—	—	—	—	—	—	—	—

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%
Total Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%

Total/Weighted Average (GAAP)	$8,146	$(2,690)	$—	$5,456	$(694)	$4,762	4.76%	7.10%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%
Total Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%

Total/Weighted Average (GAAP)	$8,146	$(2,690)	$—	$5,456	$(694)	$4,762	4.76%	7.10%

(1)	Weighted average coupon is presented net of servicing and other fees.
(2)Average yield incorporates future prepayment assumptions as discussed in Note 2 to our consolidated financial statements.

December 31, 2017

GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	—	—	—	—	—	—	—%	—%
Non-Agency MBS IO, fair value option	—	—	—	—	—	—	—%	—%
Total Non-Agency RMBS	—	—	—	—	—	—	—%	—%

Multi-Family MBS	—	—	—	—	—	—	—	—
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—	6.86%
Multi-Family MBS PO, fair value option	—	—	—	—	—	—	—	—
Total Multi-Family MBS	7,500	(1,714)	—	5,786	(44)	5,742	—	6.86%

Total/Weighted Average (GAAP)	$1,281,829	$21,614	$—	$1,303,443	$(12,617)	$1,290,826	2.65%	2.51%

Non-GAAP Adjustments
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$—	$—	$—	$—	$—	$—	—	—
Hybrid RMBS	—	—	—	—	—	—	—	—
Total Agency RMBS	—	—	—	—	—	—	—	—

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(5,872)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	—	—	—	—	—	—	—	—
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—	—
Total Multi-Family MBS	30,137	(2,689)	—	15,991	5,704	21,695	1.03%	1.95%

Total/Weighted Average (non-GAAP)	$156,749	$(3,775)	$—	$27,055	$(960)	$26,095	0.59%	3.40%

Non-GAAP Basis
	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Agency RMBS
15 year fixed-rate	$842	$20	$—	$862	$(16)	$846	2.50%	1.83%
Hybrid RMBS	1,273,487	23,308	—	1,296,795	(12,557)	1,284,238	2.66%	2.49%
Total Agency RMBS	1,274,329	23,328	—	1,297,657	(12,573)	1,285,084	2.66%	2.49%

Non-Agency RMBS	4,345	(1,086)	—	3,259	45	3,304	3.73%	4.97%
Non-Agency MBS IO, fair value option	122,267	—	—	7,805	(6,709)	1,096	0.37%	5.72%
Total Non-Agency RMBS	126,612	(1,086)	—	11,064	(6,664)	4,400	0.48%	5.50%

Multi-Family MBS	8,197	(2,689)	—	5,508	1,911	7,419	3.80%	5.66%
Multi-Family MBS PO	7,500	(1,714)	—	5,786	(44)	5,742	—	6.86%
Multi-Family MBS PO, fair value option	21,940	—	—	10,483	3,793	14,276	—	—
Total Multi-Family MBS	37,637	(4,403)	—	21,777	5,660	27,437	0.83%	3.26%

Total/Weighted Average (non-GAAP)	$1,438,578	$17,839	$—	$1,330,498	$(13,577)	$1,316,921	2.42%	2.53%

(1)Weighted average coupon is presented net of servicing and other fees.
(2)Average yield incorporates future prepayment assumptions as discussed in Note 2 to our consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of Multi-Family MBS and prime jumbo residential mortgage securitization trusts, as applicable at the respective financial reporting dates. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at December 31, 2018 do not include our net investment in one Multi-Family MBS securitization trust; our maximum exposure to loss from consolidation of this trust was $4.8 million at December 31, 2018. Similarly, the tables and charts prepared on a GAAP basis at December 31, 2017 do not include our net investments in three Multi-Family MBS and prime jumbo residential mortgage securitization trusts; our maximum exposure to loss from consolidation of the three trusts was $27.1 million at December 31, 2017. We therefore have also presented certain information that includes our net investments in the Multi-Family MBS and prime jumbo residential mortgage securitization trusts. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Non-Agency RMBS and Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Non-Agency RMBS and Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our MBS investment portfolio on a non-GAAP combined basis (including our net investments in consolidated Multi-Family MBS and residential loan securitization trusts), at fair value, according to their estimated weighted average life classifications as of December 31, 2018 and December 31, 2017, respectively:

	December 31, 2018 Fair Value	December 31, 2017 Fair Value

Less than or equal to one year	4,762,149	—
Greater than one year and less than five years	—	1,209,914,656
Greater than or equal to five years	—	107,005,869
Total	$4,762,149	$1,316,920,525

The decrease in maturity classifications is a result of the sale of the Agency RMBS and Non-Agency RMBS portfolios, as well as the reduction in the Multi-Family MBS portfolio. The sales of these securities is consistent with the new strategic direction, and the resultant determination to invest capital in new investment opportunities within the commercial real estate space.

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

Financing and other liabilities.    We have historically entered into repurchase agreements to finance our Agency and Non-Agency RMBS. These agreements have been secured by our Agency and Non-Agency RMBS and bore interest at rates that have historically moved in close relationship to the London Interbank Offer Rate, or LIBOR. As of December 31, 2018, as the result of the sale of all of our Agency and Non-Agency RMBS, we had no amounts outstanding under our repurchase agreements, on a GAAP and non-GAAP basis, compared to $1,234.5 million at December 31, 2017.

The following tables summarize the average balance, the end of period balance and the maximum balance at month-end of our repurchase agreements for the period from January 1, 2018 to December 31, 2018 and the period January 1, 2017 to December 31, 2017 on a GAAP and non-GAAP basis:

Period ended December 31, 2018	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2018 to December 31, 2018	$433,354,167	—	1,214,770,000

Period ended December 31, 2017	Repurchase Agreements for Available-for-Sale Securities
GAAP and non-GAAP basis	Period Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
Period from January 1, 2017 to December 31, 2017	$1,078,248,126	1,234,522,000	1,248,217,000

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or collateralized loan obligations, if available, as well as the utilization of long-term warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from our balance sheet or as a "financing" and the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of December 31, 2018, the carrying amount and outstanding principal balance of our collateralized loan obligations was $504.0 million and $510.2 million, respectively. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms and details of our CLOs.

Hedging instruments.    Subject to maintaining our qualification as a REIT, we have historically hedged as much of our interest rate risk and book value as we have deemed prudent in light of market conditions. To the extent that we do seek to hedge interest rate risk and book value, no assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition, and as the result of heightened volatility in financial markets, the results of our hedging activities have not historically always had such desired beneficial impact.

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

As a result of the sale of all our remaining Agency RMBS during the second quarter of 2018, the Company did not have any remaining Eurodollar futures contracts outstanding as of December 31, 2018. The following table summarizes our hedging activity as of December 31, 2017:
December 31, 2017

Expiration Year	Contracts	Notional	Fair Value
Eurodollar Futures Contracts (Short Positions)
2018	2,740	$2,740,000,000	$1,714,500
2019	2,740	2,740,000,000	1,906,838
2020	2,740	2,740,000,000	1,238,650
2021	2,865	2,865,000,000	663,588
2022	3,270	3,270,000,000	(173,963)
Total	14,355	$14,355,000,000	$5,349,613

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

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC fails to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC is obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated at 11:59 p.m. (Eastern Standard Time) on December 31, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20,000,000 and (b) minimum available liquidity equal to the greater of (x) $5,000,000 and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Notes14 and 15 to our consolidated financial statements included in this Annual Report for a further description of MAXEX.

Multi-Family and Residential Mortgage Loan Consolidation Reporting Requirements

As of December 31, 2018, we have determined that we are the primary beneficiary of one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust, based on our ownership of all or substantially all of the most subordinated, or first-loss, tranche as well as the related control rights. The company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively.

We have elected the fair value option on the assets and liabilities held within this trust. In accordance with ASU 2014-13, we are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust is more observable, but in either case, the methodology results in the fair value of the assets of the trust being equal to the fair value of the trust's liabilities.

Securitization trusts are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Although our consolidated balance sheet at December 31, 2018 includes the gross assets and liabilities of the trust, the assets of the trust are restricted and can only be used to fulfill the obligations of the individual entity. Additionally, the certificate holders of the trust do not have any recourse to us as the consolidator of the trust. Accordingly, we are only exposed to the risk of loss on our net investment in the trust.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the trust. Our maximum exposure to loss from our consolidation is our carrying value of $4.8 million as of December 31, 2018, which represents our net aggregate investment in the trust as set out below. As a result, for the purpose of describing our investment activities, we may present them on a net investment basis.

A reconciliation of our net investment in consolidated trusts with our consolidated financial statements as of December 31, 2018 and December 31, 2017 is set out below:

	December 31, 2018	December 31, 2017
Receivables held in securitization trusts, at fair value	$24,357,335	$1,135,251,880
Multi-family securitized debt obligations(1)	$19,595,186	$1,113,556,782
Net investment amount of Multi-Family MBS trusts held by us	$4,762,149	$21,695,098
Residential mortgage loans held in securitization trusts, at fair value(1)	$—	$120,152,455
Residential securitized debt obligations(2)	$—	$114,738,735
Net investment amount of residential mortgage loan trusts held by us	$—	$5,413,720
(1)    Includes related payables

Stockholders’ Equity and Book Value Per Share

As of December 31, 2018, our stockholders’ equity was $150.2 million comprised of $37.2 million of preferred equity and $113.0 million of common equity, and our book value per common share was $4.77 on a basic and fully diluted basis. Our stockholders’ equity increased by $4.4 million compared to our stockholders’ equity as of December 31, 2017, while book value per common share declined by 2.9% from the previous year-end amount of $4.91.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based were made based upon information available to us at the time of making the estimate. For a discussion of our critical accounting policies, see “Notes to Consolidated Financial Statements” beginning on page F-9 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2018 and December 31, 2017:

Non-GAAP Basis	December 31, 2018
	Multi-Family MBS(1)	MSRs	Commercial Mortgage Loans	Unrestricted Cash(2)	Total
Market Value	$4,762,149	$3,997,786	$555,172,891	$7,882,862	$571,815,688
Collateralized Loan Obligations(3)	—	—	(503,978,918)	—	(503,978,918)
Hedges	—	—	—	—	—
Other(4)	5,381	—	34,599,849	(3,569,612)	31,035,618
Restricted Cash	—	—	51,330,950	—	51,330,950
Equity Allocated	$4,767,530	$3,997,786	$137,124,772	$4,313,250	$150,203,338
% Equity	3.2%	2.6%	91.3%	2.9%	100.0%

Non-GAAP Basis	December 31, 2017
	Agency MBS	Multi-Family MBS(1)	Non-Agency RMBS(1)	Residential Loans	Unrestricted Cash(2)	Total
Market Value	$1,285,083,648	$27,437,098	$4,399,779	$3,977,804	$34,347,339	$1,355,245,668
Repurchase Agreements	(1,228,349,000)	(3,618,000)	(2,555,000)	—	—	(1,234,522,000)
Hedges	5,349,613	—	—	—	—	5,349,613
Other(4)	9,972,992	(3,286)	47,841	—	(451,351)	9,566,196
Restricted Cash and Due to Broker	10,151,800	—	—	—	—	10,151,800
Equity Allocated	$82,209,053	$23,815,812	$1,892,620	$3,977,804	$33,895,988	$145,791,277
% Equity	56.4%	16.4%	1.3%	2.7%	23.2%	100.0%

1.	Includes the fair value of our net investments in the FREMF 2011-K13, FREMF 2012-KF01 and CSMC 2014-OAK1 Trusts.

2.	Includes cash and cash equivalents.

3.	Collateralized loan obligations are reported at their carrying value

4.	Includes principal and interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of December 31, 2018, we continued to consolidate the assets and liabilities of one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust. During the second quarter of 2018, the Company sold the first-loss securities related to the FREMF 2011-K13 and CSMC 2014-OAK1 trusts, and as a result, having determined it is no longer the primary beneficiary of the trusts, no longer consolidates the interest and expenses of these trusts. Additionally, as of December 31, 2018, we consolidated the assets and liabilities of two commercial real estate collateralized loan obligations, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the sale of the subordinated securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts that we previously owned, and accordingly no longer consolidated the assets, liabilities, income and expenses of the underlying trusts and the sale of all of our Agency and Non-Agency RMBS in the first half of 2018. Additionally, in the second quarter of 2018, the Company acquired Hunt CMT Equity, LLC which included Hunt CRE 2017-FL1, Ltd., and in the third quarter of 2018 closed our second CLO Hunt CRE 2018-FL2, Ltd. which impacted the gross amount of interest income and interest expense reported. Consequently, our results of operations for the periods ended December 31, 2018 and December 31, 2017 are not directly comparable.

The table below presents certain information from our Statement of Operations for the twelve months ended December 31, 2018 and December 31, 2017:

	Year Ended December 31,
	2018	2017
Revenues:
Interest income:
Available-for-sale securities	$10,748,966	$29,521,893
Residential mortgage loans held-for-sale	—	72,160
Commercial mortgage loans held-for-investment	25,077,632	—
Multi-family loans held in securitization trusts	20,891,992	54,271,017
Residential loans held in securitization trusts	2,102,352	5,103,853
Cash and cash equivalents	134,002	164,413
Interest expense:
Repurchase agreements - available-for-sale securities	(7,637,242)	(13,493,197)
Repurchase agreements - residential mortgage loans held-for-sale	—	—
Collateralized loan obligations	(12,578,306)	—
Multi-family securitized debt obligations	(19,652,710)	(51,440,694)
Residential securitized debt obligations	(1,685,971)	(4,059,894)
Net interest income	17,400,715	20,139,551
Other income:
Realized gain (loss) on sale of investments, net	(33,391,712)	(14,054,164)
Change in unrealized gain (loss) on fair value option securities	—	9,448,270
Realized gain (loss) on derivative contracts, net	25,984,870	2,219,719
Change in unrealized gain (loss) on derivative contracts, net	(5,349,613)	(2,704,413)
Realized gain (loss) on residential mortgage loans held-for-sale, net	—	(221,620)
Change in unrealized gain (loss) on residential mortgage loans held-for-sale	—	17,727
Change in unrealized gain (loss) on mortgage servicing rights	1,033,926	(487,856)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(6,398,348)	3,353,365
Change in unrealized gain (loss) on residential loans held in securitization trusts	5,650,199	(961,100)
Other interest expense	—	(152,322)
Servicing income	940,090	922,094
Other income	155,378	46,262
Total other income (loss)	(11,375,210)	(2,574,038)
Expenses:
Management fee	2,335,998	2,215,050
General and administrative expenses	4,006,774	5,454,786
Operating expenses reimbursable to Manager	2,375,804	4,127,549
Other operating expenses	1,003,734	855,582
Compensation expense	252,912	205,585
Total expenses	9,975,222	12,858,552
Net income (loss) before provision for income taxes	(3,949,717)	4,706,961
(Provision for) benefit from income taxes	(1,521,745)	—
Net income (loss)	(5,471,462)	4,706,961
Dividends to preferred stockholders	(3,528,588)	(3,522,036)
Net income (loss) attributable to common stockholders	$(9,000,050)	$1,184,925
Other Comprehensive Income:
Increase (decrease) in net unrealized gain on available-for-sale securities, net	—	(13,268,331)
Reclassification adjustment for net gain included in net income (loss)	12,617,794	7,482,477
Comprehensive income (loss) attributable to common stockholders	$3,617,744	$(4,600,929)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(9,000,050)	$1,184,925
Weighted average number of shares of common stock outstanding	23,613,636	20,048,128
Basic and diluted income (loss) per share	$(0.38)	$0.06
Basic and diluted comprehensive income (loss) per share	$0.15	$(0.23)
Dividends declared per share of common stock	$0.28	$0.60

Net Income Summary

For the year ended December 31, 2018, our net loss attributable to common stockholders was $9,000,050 or $0.38 basic and diluted net loss per average share, compared with a net gain of $1,184,925 or $0.06 basic and diluted net income per share, for the year ended December 31, 2017.  The principal drivers of this net loss variance are an increase in total other loss from $2,574,038 for the year ended December 31, 2017 to $11,375,210 for the year ended December 31, 2018, and a decrease in net interest income from 20,139,551 for the year ended December 31, 2017 to 17,400,715 for the year ended December 31, 2018, which in aggregate more than offset a decrease in total expenses from $12,858,552 in 2017 to $9,975,222 in 2018.

Interest Income and Interest Expense

For the years ended December 31, 2018 and December 31, 2017, our interest income was $58,954,944 and $89,133,336, respectively. Our interest expense was $41,554,229 and $68,993,785, respectively, for the years ended December 31, 2018 and December 31, 2017. The year-over-year decrease in interest income and interest expense were primarily the result of the de-consolidation of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts during the second quarter of 2018, the sales of the Agency and non-Agency RMBS during the first half of 2018, the acquisition of Hunt CRE 2017-FL1, Ltd. in the second quarter of 2018 and the closing of Hunt CRE 2018-FL2, Ltd. in the third quarter of 2018.

Net Interest Income

For the years ended December 31, 2018 and December 31, 2017, our net interest income was $17,400,715 and $20,139,551, respectively, with the decrease primarily reflecting the de-consolidation of the consolidated trusts noted above, sales of Agency and Non-Agency RMBS and the acquisition and closing of the collateralized loan obligations.

Other Income (Loss)

For the year ended December 31, 2018, our other income (loss) represented a loss of $11,375,210, which primarily reflects the sale of our Agency and Non-Agency RMBS and their respective interest rate hedges and the de-consolidation of the FREMF 2011-K1 and CSMC 2014-OAK1 Trusts, in turn generating net realized losses on sales of investments $33,391,712, net unrealized losses of $5,349,613 on interest rate hedges, and net unrealized loss on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $6,398,348. These losses in aggregate more than offset net realized gain on interest rate hedges of $25,984,870, net unrealized gain on mortgage servicing rights of $1,033,926, net unrealized gain on residential mortgage loans held in CSMC 2014-OAK1 of $5,650,199, net mortgage servicing income of $940,090 and net other income of $155,378. As noted earlier, unrealized gains on AFS securities, which typically offset unrealized losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders’ equity rather than in our consolidated statements of operations. As of December 31, 2018, we no longer own any AFS securities.

For the year ended December 31, 2017, our other income (loss) represented a loss of $2,574,038, which primarily reflected the impact of three interest rate hikes enacted by the Federal Reserve and a one-time other interest expense provision, in turn generating net realized losses on sales of investments of $14,054,164, net unrealized losses of $2,704,413 on interest rate hedges, net realized losses on mortgage loans of $221,620 and net unrealized losses on mortgage servicing rights of $487,856. Additionally, we incurred net unrealized losses on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $961,100. We also incurred a $152,322 other interest expense related to the deficiency dividend payment. These losses in aggregate more than offset net unrealized gain on fair value option securities of $9,448,270, net realized gain on interest rate hedges of $2,219,719, net unrealized gain on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $3,353,365, net unrealized gain on mortgage loans of $17,727, net mortgage servicing income of $922,094 and net other income of $46,262. As noted earlier, unrealized gains (losses) on AFS securities, which typically offset unrealized gains (losses) on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in stockholders' equity rather than in our consolidated statements of operations.

Expenses

In connection with our consolidation of certain consolidated trusts, we are required to include the expenses of the trusts in our consolidated statement of operations. However, we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $2,335,998 for the year ended December 31, 2018 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $7,639,224, of which $2,375,804 was payable to our Manager and $5,263,420 was payable to third parties.

For the year ended December 31, 2017, we incurred management fees of $2,215,050 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $10,643,502, of which $4,127,549 was payable to our Manager and $6,515,953 was payable to third parties.

Our general and administrative expenses represent the cost of legal, accounting, auditing and consulting services and declined as a result of reduced expenses attributable to the consolidated trusts during both the years ended December 31, 2018 and December 31, 2017 at $4,006,774 and $5,454,786, respectively.

Impairment

We review each of our securities on a quarterly basis to determine if an other-than temporary impairment ("OTTI") charge is necessary. For the years ended December 31, 2018 and December 31, 2017, we did not recognize any OTTI losses. Additionally, we review each loan classified as held-for-investment for impairment on a quarterly basis. For the year ended December 31, 2018, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax (Benefit) Expense

For the year ended December 31, 2018 the Company recognized a provision for income taxes in the amount of $1,521,745. The Company accrued a tax liability of $1,956,315 for 2018 as a result of its failure of the REIT test under Section 856(c)(3) of the Code, also known as the 75% Income Test. The Company, in consultation with its new external tax advisor, PricewaterhouseCoopers, requested a pre-filing agreement from the IRS concerning the application of Section 856(c)(6) of the Code, a statutory relief provision. The Company believes it more likely than not that its REIT election will not be impacted. Additionally, the Company has reversed a valuation allowance in its taxable REIT subsidiary.

Other Comprehensive Income

For the year ended December 31, 2018, other comprehensive income was $12,617,794, which consisted of reclassification adjustments for realized loss on available-for-sale securities included in net income.

For the year ended December 31, 2017, other comprehensive loss was $5,785,854, which consisted of a decrease in unrealized gain on available-for-sale securities and reclassification adjustments for realized loss on available-for-sale securities included in net income.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $9,000,050 for the year ended December 31, 2018, after accounting for preferred stock dividends of $3,528,588, representing an annualized loss of 3.89% on average stockholders’ equity of $231,313,411. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statement of operations, but are instead a component of OCI. For the year ended December 31, 2018, our comprehensive income attributable to common stockholders was $3,617,744, which included $12,617,794 in total OCI. This represents an annualized gain of 1.56% on average stockholders’ equity. As of December 31, 2018, we had sold all of our AFS securities.

For the year ended year December 31, 2017, our net gain attributable to common stockholders was $1,184,925, after accounting for preferred stock dividends of $3,522,036, representing an annualized gain of 0.55% on average stockholders' equity of $215,358,032. As noted earlier, unrealized net gains or losses on AFS securities are not reflected in our statements of operations, but are instead a component of OCI. For the year ended December 31, 2017, our comprehensive loss attributable to common stockholders was $4,600,929, which included $5,785,854 in total OCI. This represents an annualized loss of 2.14% on average stockholders’ equity.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided from operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and sale of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS, as of December 31, 2018, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2018, we had unrestricted cash and cash equivalents of $7.9 million, compared to $34.3 million as of December 31, 2017.

As of December 31, 2018, we had no amounts outstanding under repurchase agreements that we maintain with various investment banking firms and other lenders to finance our available-for-sale securities following the sale of all remaining such securities during the second quarter of 2018. Consequently, as of December 31, 2018, the ratio of our recourse debt to our equity was 0.0:1, compared to 8.5:1 as of December 31, 2017. We have historically presented our debt-to-equity ratio as a non-GAAP measure that is calculated using the total amount of debt that has recourse to the Company, and excluded the non-recourse obligations of consolidated trusts because those only have recourse to the assets of the related trusts, and do not have recourse to us. The year-over-year decrease is due primarily to the sale of all our remaining Agency and Non-Agency RMBS securities, and substantially all of our remaining Multi-Family MBS securities, and repayment of all of the related repurchase agreement financing, in order to release capital to be invested primarily in commercial mortgage loans.

As of December 31, 2018, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. and one Multi-Family MBS securitization trust, the FREMF 2012-KF01 Trust. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations and Multi-Family MBS securitized debt obligations, do not have any recourse to us as the consolidator of the trusts. As of December 31, 2018, the fair value of these non-recourse liabilities aggregated to $523,210,249. While these liabilities are non-recourse to us, following the substantial completion of our portfolio transition to focus primarily on commercial mortgage loans, going forward we intend to view all liabilities, whether recourse or non-recourse, as financings for our target assets, and accordingly our discussion and analysis of leverage will include such liabilities. As of December 31, 2018, our total debt-to-equity ratio was 3.5:1 on a GAAP basis.

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

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to, amongst other things, obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities, additional collateralized loan obligations or making additional public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock and senior or subordinated notes.

To maintain our qualification as a REIT, we generally must distribute annually at least 90% of our "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain). These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we accounted for the related noncontingent liability at its fair value on our consolidated balance sheet as a liability; as of December 31, 2018, pursuant to an Assumption Agreement dated December 31, 2018, among CCAS and FOAC, CCAS assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 15 for further information.

Distributions

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We historically made regular monthly distributions, but effective from the third quarter of 2018 we now make regular quarterly distributions, to our stockholders in an amount equal to all or substantially all of our taxable income. Although FOAC no longer aggregates and securitizes residential mortgages, it continues to generate taxable income from MSRs and other mortgage-related activities. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service obligations on debt payable. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On December 7, 2018, we announced that our board of directors had declared a cash dividend rate for the fourth quarter of 2018 of $0.06 per share of common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firm, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or

15d-15 as of December 31, 2018. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 as a result of the material weaknesses described below.

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
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2018, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 as a consequence of the material weaknesses described below.

Management identified material weaknesses resulting from the following:

The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with the recording of certain hedging transactions as first reported in our 2016 Annual Report on Form 10-K. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax-consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. As noted in Note 20 to the Consolidated Financial Statements, the Company did not pass the requisite 2018 test under Section 856(c)(3) of the Code, also known as the 75% Income Test. Because we have continued to experience REIT tax compliance matters into 2018, management and the Audit Committee has concluded that we have a material weakness. We have a material weakness related to a lack of the appropriate resources for and supervision of, third-party specialists, in particular, third-party tax advisors. In addition, this resource and supervision material weakness extends to the overall lack of detail in management documentation of the execution of management review controls. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee have concluded that additional remediation measures described below continue to be necessary to enhance our control environment.

As reported in our 2015 through 2017 Annual Reports on Form 10-K, the Company did not maintain effective internal controls over the depth and timeliness review of account balances. Specifically in 2018, we identified errors relating to (i) a release of credit reserves relating to certain RMBS upon their sale in 2016 and (ii) incorrectly reported unrealized losses on RMBS IOs upon the deconsolidation in 2016 of the JPMMT 2014-OAK4 Trust. The unrealized losses on the RMBS IOs were incorrectly reported through OCI instead of through unrealized gain (loss) on fair value option securities on our statements of operations for each of the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, as included in our 2016 10-K and 2017 10-K and the unaudited consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and each subsequent quarter through June 30, 2018 (collectively, the “Relevant Periods”). The release of credit reserves was incorrectly reported through OCI instead of through our statements of operations for the periods ended September 30, 2016 and December 31, 2016. While having no impact on total stockholders’ equity, as a result of errors (i) and (ii) above, accumulated other comprehensive income (loss) and accumulated earnings (deficit) were incorrectly stated by equal and offsetting amounts in our balance sheets for each of the quarter-end and year-end periods from June 30, 2016 through June 30, 2018, as included in Form 10-K’s and Form 10-Q’s for the Relevant Periods. The errors described in (i) and (ii) above required the restatement of our financial statements for the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, originally included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Relevant Periods.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, which is included herein.

Remedial Action

To remediate the material weakness in our internal control over financial reporting related to a lack of the appropriate resources for and supervision of third-party specialists, particularly third-party tax advisors and the overall lack of detail in management documentation of the execution of management review controls, our manager now employs a senior level tax accountant experienced in REIT tax matters, who has taken primary responsibility for, among other things, the coordination with and supervision of our third-party tax advisors and the timely communication of REIT tax compliance matters to management and our Board of Directors. Additionally, our manager has identified a senior resource to supervise, in collaboration with third-party specialists, a targeted review of our key management review controls in order to identify where a greater level of detail in management's documentation of the execution of management review controls would be prudent to support the evaluation of the design and effectiveness of the control.

To remediate the material weakness in our internal control over financial reporting related to the depth and timeliness review of account balances (and consequent deficiencies in our disclosure controls and procedures), including the most recent instance, we have continued and will continue to implement certain changes to the design of our internal controls. Specifically, we have contracted with a nationally recognized accounting systems and services provider to provide us with a more robust accounting system that will improve the effectiveness of correct accounting treatment for transactions that we enter into. Implementation of the new system and service provider is now complete, and with the assistance of a third-party regulatory compliance service provider and an experienced financial reporting consultant, we have completed the process of formalizing enhanced written policies and procedures appropriate to the design and operation of controls and procedures applicable to the new system. We began the testing of controls during the fourth quarter of 2017, and continued testing throughout 2018. We have also enhanced the timeliness and strengthened the review process in respect of consolidated trust account balances to ensure that the related control operated at the level of precision necessary to effectively and timely identify, investigate and resolve any discrepancies. Beginning in the fourth quarter of 2018, we changes the frequency of certain review controls previously performed quarterly to a monthly frequency to give management additional instances of performance from which to evaluate the controls operational effectiveness.

We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while certain remediation steps have been completed, the enhanced controls relating thereto are not all yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.

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

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 will be set forth in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement"), which the Company expects to file within 120 days of the end of its fiscal year ended December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 10, the 2019 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 will be set forth in the 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2019 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 will be set forth in the 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2019 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 will be set forth in the 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with the Item 13, the 2019 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 will be set forth in the 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2019 Proxy Statement is incorporated herein by reference.

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

3.4	Third Amended and Restated Bylaws of Hunt Companies Finance Trust, Inc.*

3.5
Articles Supplementary, dated as of February 15, 2019, of Hunt Companies Finance Trust, Inc. reclassifying as authorized and unissued shares of the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on February 19, 2019).

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

10.24
Equity Distribution Agreement, dated as of October 13, 2017, by and between Five Oaks Investment Corp., Oak Circle Capital Partners LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.2 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845) which was filed with the Securities and Exchange Commission on October 13, 2017).

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

10.30
Membership Interest Purchase Agreement dated April 30, 2018 by and between Hunt Mortgage Group, LLC and the Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.30 to Five Oaks Investment Corp. Quarterly Report on form 10-Q for the quarterly period ended March 31, 2018 (file No. 001-35845), which was filed with the Securities and Exchange Commission on May 10, 2018).

10.31
Indenture, dated August 20, 2018 (including form of Notes) (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2018).

10.32
Credit and Guaranty Agreement, dated January 15, 2019, by and among Hunt Companies Finance Trust, Inc., as Borrower, Five Oaks Acquisition Corp. and Hunt CMT Equity, LLC, as guarantors, the lenders party thereto from time to time, Cortland Capital Market Services LLC, as the Administrative Agent and Cortland Capital Market Services LLC, as the Collateral Agent (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2019).

10.33
First Amendment to Credit and Guaranty Agreement, dated as of February 13, 2019, among Hunt Companies Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services LLC, as Administrative Agent for the Lenders and as the Collateral Agent for the Secured Parties*

10.34	Support Agreement, dated as of March 18, 2019, between Hunt Companies Finance Trust, Inc. and Hunt Investment Management, LLC*

21.1	List of Subsidiaries of Hunt Companies Finance Trust, Inc.*

23.1	Consent of Grant Thornton LLP *

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
** Furnished herewith.

†Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNT COMPANIES FINANCE TRUST, INC.

March 18, 2019	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer) Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Flynn	Chief Executive Officer (Principal Executive Officer)	March 18, 2019
James P. Flynn	Director

/s/ James A. Briggs	Interim Chief Financial Officer (Principal Financial Officer and	March 18, 2019
James A. Briggs	Principal Accounting Officer)

/s/ James C. Hunt	Chairman of the Board	March 18, 2019
James C. Hunt

/s/ Neil A. Cummins	Director	March 18, 2019
Neil A. Cummins

/s/ William Houlihan	Director	March 18, 2019
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 18, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Hunt Companies Finance Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hunt Companies Finance Trust Inc.(a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(c) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an adverse opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2012.
New York, New York
March 18, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Hunt Companies Finance Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hunt Companies Finance Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
Management has determined that there is a material weakness related to the lack of appropriate resources for, and supervision of third party specialists, in particular, third party tax advisors. In addition, this resource and supervision material weakness extends to the overall lack of detail in management documentation of the execution of management review controls. Management has also determined that there is a material weakness in the critical timely review of account balances for determining whether the appropriate accounting treatment has been applied. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2019 which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
New York, New York
March 18, 2019

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2018(1)	December 31, 2017(1)
ASSETS
Cash and cash equivalents	$7,882,862	$34,347,339
Restricted cash	51,330,950	11,275,263
Available-for-sale securities, at fair value (includes pledged securities of $1,295,225,428 for December 31, 2017)	—	1,290,825,648
Commercial mortgage loans held-for-investment	555,172,891	—
Receivables held in securitization trusts, at fair value(1)	24,357,335
Multi-family loans held in securitization trusts, at fair value(1)	—	1,130,874,274
Residential loans held in securitization trusts, at fair value(1)	—	119,756,455
Mortgage servicing rights, at fair value	3,997,786	2,963,861
Deferred offering costs	126,516	179,382
Accrued interest receivable	2,430,790	8,852,036
Investment related receivable	33,042,234	7,461,128
Derivative assets, at fair value	—	5,349,613
Other assets	1,010,671	656,117
Total assets	$679,352,035	$2,612,541,116

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements:
Available-for-sale securities	$—	$1,234,522,000
Collateralized loan obligation (net of discount $2,440,674 and deferred financing costs of $3,761,410 for December 31, 2018)	503,978,918	—
Multi-family securitized debt obligations(1)	19,231,331	1,109,204,743
Residential securitized debt obligations(1)	—	114,418,318
Accrued interest payable	1,231,649	6,194,464
Dividends payable	1,465,610	39,132
Deferred income	—	222,518
Due to broker	—	1,123,463
Fees and expenses payable to Manager	1,175,000	752,000
Other accounts payable and accrued expenses	2,066,189	273,201
Total liabilities	529,148,697	2,466,749,839

COMMITMENTS AND CONTINGENCIES (NOTE 16)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 and 1,610,000 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	37,156,972	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,687,664 and 22,143,758 shares issued and outstanding, at December 31, 2018 and December 31, 2017, respectively	236,832	221,393
Additional paid-in capital	231,305,743	224,048,169
Accumulated other comprehensive income (loss)	—	(12,617,794)
Cumulative distributions to stockholders	(114,757,019)	(104,650,235)
Accumulated earnings (deficit)	(3,838,690)	1,632,772
Total stockholders' equity	150,103,838	145,791,277
Noncontrolling interests	$99,500	$—
Total equity	$150,203,338	$145,791,277

Total liabilities and equity	$679,352,035	$2,612,541,116

(1)
Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIE's) as the Company is the primary beneficiary of these VIEs. As of December 31, 2018 and December 31, 2017, assets of consolidated VIEs totaled $24,357,335 and $1,255,404,335, respectively, and the liabilities of consolidated VIEs totaled $19,595,186 and $1,228,295,517, respectively. See Notes 6 and 7 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues:
Interest income:
Available-for-sale securities	$10,748,966	$29,521,893
Residential mortgage loans held-for-sale	—	72,160
Commercial mortgage loans held-for-investment	25,077,632	—
Multi-family loans held in securitization trusts	20,891,992	54,271,017
Residential loans held in securitization trusts	2,102,352	5,103,853
Cash and cash equivalents	134,002	164,413
Interest expense:
Repurchase agreements - available-for-sale securities	(7,637,242)	(13,493,197)
Collateralized loan obligations	(12,578,306)	—
Multi-family securitized debt obligations	(19,652,710)	(51,440,694)
Residential securitized debt obligations	(1,685,971)	(4,059,894)
Net interest income	17,400,715	20,139,551
Other income:
Realized (loss) on sale of investments, net	(33,391,712)	(14,054,164)
Change in unrealized gain on fair value option securities	—	9,448,270
Realized gain on derivative contracts, net	25,984,870	2,219,719
Change in unrealized (loss) on derivative contracts, net	(5,349,613)	(2,704,413)
Realized (loss) on residential mortgage loans held-for-sale, net	—	(221,620)
Change in unrealized gain on residential mortgage loans held-for-sale	—	17,727
Change in unrealized gain (loss) on mortgage servicing rights	1,033,926	(487,856)
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	(6,398,348)	3,353,365
Change in unrealized gain (loss) on residential loans held in securitization trusts	5,650,199	(961,100)
Other interest expense	—	(152,322)
Servicing income	940,090	922,094
Other income	155,378	46,262
Total other (loss)	(11,375,210)	(2,574,038)
Expenses:
Management fee	2,335,998	2,215,050
General and administrative expenses	4,006,774	5,454,786
Operating expenses reimbursable to Manager	2,375,804	4,127,549
Other operating expenses	1,003,734	855,582
Compensation expense	252,912	205,585
Total expenses	9,975,222	12,858,552
Net income (loss) before provision for income taxes	(3,949,717)	4,706,961
(Provision for) income taxes	(1,521,745)	—
Net income (loss)	(5,471,462)	4,706,961
Dividends to preferred stockholders	(3,528,588)	(3,522,036)
Net income (loss) attributable to common stockholders	$(9,000,050)	$1,184,925
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(9,000,050)	$1,184,925
Weighted average number of shares of common stock outstanding	23,613,636	20,048,128
Basic and diluted income (loss) per share	$(0.38)	$0.06
Dividends declared per weighted average share of common stock	$0.28	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net income (loss)	(5,471,462)	$4,706,961
Other comprehensive income (loss):
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	(13,268,331)
Reclassification adjustment for net loss included in net income	12,617,794	7,482,477
Total other comprehensive income (loss)	12,617,794	(5,785,854)
Less: Dividends to preferred stockholders	(3,528,588)	(3,522,036)
Comprehensive income (loss) attributable to common stockholders	3,617,744	$(4,600,929)

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Noncontrolling interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2017	1,610,000	$37,156,972	17,539,258	$175,348	$204,264,868	$(6,831,940)	$(89,224,194)	$(3,074,189)	$—	$142,466,865
Issuance of common stock, net	—	—	4,604,500	46,045	21,140,820	—	—	—	—	21,186,865
Cost of issuing common stock	—	—	—	—	(1,351,239)	—	—	—	—	(1,351,239)
Restricted stock compensation expense	—	—	—	—	(6,280)	—	—	—	—	(6,280)
Net income (loss)	—	—	—	—	—	—	—	4,706,961	—	4,706,961
Increase (decrease) in net unrealized gain on available-for-sale securities, net	—	—	—	—	—	(13,268,331)	—	—	—	(13,268,331)
Reclassification adjustment for net gain (loss) included in net income	—	—	—	—	—	7,482,477	—	—	—	7,482,477
Common dividends declared	—	—	—	—	—	—	(11,904,005)	—	—	(11,904,005)
Preferred dividends declared	—	—	—	—	—	—	(3,522,036)	—	—	(3,522,036)
Balance at December 31, 2017	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(12,617,794)	$(104,650,235)	$1,632,772	$—	$145,791,277

Balance at January 1, 2018	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(12,617,794)	$(104,650,235)	$1,632,772	$—	$145,791,277
Issuance of common stock, net	—	—	1,543,906	15,439	7,347,013	—	—	—	—	7,362,452
Cost of issuing common stock	—	—	—	—	(92,866)	—	—	—	—	(92,866)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	99,500	99,500
Restricted stock compensation expense	—	—	—	—	3,427	—	—	—	—	3,427
Net income (loss)	—	—	—	—	—	—	—	(5,471,462)	—	(5,471,462)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	12,617,794	—	—	—	12,617,794
Common dividends declared	—	—	—	—	—	—	(6,578,196)	—	—	(6,578,196)
Preferred dividends declared	—	—	—	—	—	—	(3,528,588)	—	—	(3,528,588)
Balance at December 31, 2018	1,610,000	$37,156,972	23,687,664	$236,832	$231,305,743	$—	$(114,757,019)	$(3,838,690)	$99,500	$150,203,338

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net income (loss)	$(5,471,462)	$4,706,961
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	1,403,431	(1,475,701)
Amortization of collateralized loan obligations discounts, net	738,507	—
Amortization of deferred financing costs	314,037	—
Realized loss on sale of investments, net	33,391,712	14,054,164
Realized (gain) on derivative contracts, net	(25,984,870)	(2,219,719)
Realized loss on residential mortgage loans held-for-sale	—	221,620
Unrealized (gain) on fair value option securities	—	(9,448,270)
Unrealized loss on derivative contracts	5,349,613	2,704,413
Unrealized (gain) on residential mortgage loans held-for-sale	—	(17,727)
Unrealized (gain) loss on mortgage servicing rights	(1,033,926)	487,856
Unrealized (gain) loss on multi-family loans held in securitization trusts	6,398,348	(3,353,365)
Unrealized (gain) loss on residential loans held in securitization trusts	(5,650,199)	961,100
Restricted stock compensation expense	3,427	(6,280)
Net change in:
Accrued interest receivable	1,647,640	(1,547,501)
Deferred offering costs	52,866	(82,893)
Other assets	(245,454)	118,914
Accrued interest payable	(654,217)	1,028,149
Deferred income	(222,518)	18,775
Fees and expenses payable to Manager	423,000	(128,000)
Other accounts payable and accrued expenses	1,792,988	(1,784,642)
Net cash provided by operating activities	12,252,923	4,237,854
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(1,060,558,013)
Purchase of commercial mortgage loans held-for-investment	(410,901,286)	—
Purchase of mortgage servicing rights	—	(10,910)
Proceeds from sales of available-for-sale securities	1,227,314,578	495,030,356
Proceeds from sales of residential mortgage loans held-for-sale	—	2,098,010
Net proceeds from (payments for) derivative contracts	25,984,870	2,219,506
Principal payments from available-for-sale securities	62,932,244	136,715,868
Principal payments from residential mortgage loans held-for-sale	—	547,635
Principal payments from commercial mortgage loans held-for-investment	201,392,408	—
Investment related receivable	(25,581,106)	(3,546,670)
Purchase of Hunt CMT Equity LLC (net of $9,829,774 in restricted cash)	(58,220,292)	—
Due to broker	(1,123,463)	(3,121,215)
Net cash (used in) provided by investing activities	1,021,797,953	(430,625,433)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,269,586	19,835,626
Capital contributed by noncontrolling interests	99,500	—
Dividends paid on common stock	(5,156,936)	(11,904,005)
Dividends paid on preferred stock	(3,523,370)	(3,522,036)
Proceeds from repurchase agreements - available-for-sale securities	6,017,838,000	14,224,216,000
Proceeds from collateralized loan obligations	219,449,000	—
Payment of deferred financing costs	(4,075,446)	—
Principal repayments of repurchase agreements - available-for-sale securities	(7,252,360,000)	(13,794,505,000)

Net cash (used in) provided by financing activities	(1,020,459,666)	434,120,585
Net increase (decrease) in cash, cash equivalents and restricted cash	13,591,210	7,733,006
Cash, cash equivalents and restricted cash, beginning of period	45,622,602	37,889,596
Cash, cash equivalents and restricted cash, end of period	$59,213,812	$45,622,602
Supplemental disclosure of cash flow information
Cash paid for interest	$19,163,004	$14,477,370
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$1,465,610	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$12,617,794	$(5,785,854)
Consolidation of receivables held in securitization trusts	$24,357,335
Consolidation of multi-family loans held in securitization trusts	$—	$1,135,251,880
Consolidation of residential loans held in securitization trusts	$—	$120,152,455
Consolidation of multi-family securitized debt obligations	$19,595,186	$1,113,556,782
Consolidation of residential securitized debt obligations	$—	$114,738,735
Commercial mortgage loans acquired, Hunt CMT Equity LLC acquisition	$345,664,012	$—
Restricted cash acquired, Hunt CMT Equity LLC acquisition	$9,829,774	$—
Other assets acquired, Hunt CMT Equity LLC acquisition	$109,100	$—
Collateralized loan obligations assumed, Hunt CMT Equity LLC acquisition	$(287,552,820)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Hunt Companies Finance Trust, Inc. (the “Company”), formerly Five Oaks Investment Corp., is a Maryland corporation that focuses primarily on investing in, financing and managing transitional multi-family and other commercial real estate loans. Historically, the Company primarily invested in, financed and managed residential mortgage-backed securities (“RMBS”), multi-family mortgage backed securities (“Multi-Family MBS”, and together with RMBS, “MBS”), mortgage servicing rights and other mortgage-related investments. As of January 18, 2018, the Company is externally managed by Hunt Investment Management, LLC (the “Manager”), an affiliate of Hunt Companies, Inc. ("Hunt"). On May 29, 2018, the Company changed its name from Five Oaks Investment Corp. to Hunt Companies Finance Trust, Inc., its common stock began trading on the NYSE under the symbol "HCFT" and its Series A Preferred Stock began trading on the NYSE under the symbol "HCFT PR A." Previously, the Company's common stock was listed on the NYSE under the symbol “OAKS” and its Series A Preferred Stock was listed on the NYSE under the symbol "OAKS_PRA."

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

In September 2014, and October 2014, respectively, the Company acquired first loss tranches issued or backed by two Freddie Mac-sponsored Multi-Family MBS K series securitizations (the “FREMF 2011-K13 Trust” and the “FREMF 2012-KF01 Trust”). The Company determined that each of the trusts was a variable interest entity (“VIE”) and that in each case the Company was the primary beneficiary, and accordingly consolidated the assets, liabilities, income and expenses of the trusts into the Company’s financial statements in accordance with GAAP. On April 21, 2016, and April 26, 2016, respectively, the Company completed two re-securitization transactions (the “Re-REMIC transactions”). The Company previously consolidated the assets, liabilities, income and expenses of the newly established trusts, in each case based upon the Company’s purchase of first-loss securities of the Re-REMIC transactions. During the second quarter of 2018, the Company sold the first-loss tranche of the Re-REMIC related to the FREMF 2011-K13 Trust, and as a result having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expenses of that trust. The Company has determined that it remains the primary beneficiary of the FREMF 2012-KF01 Trust, and accordingly continues to consolidate the assets, liabilities, income and expenses of this underlying trust.

In December 2014, the Company acquired first loss and subordinated tranches issued by a residential mortgage-backed securitizations (the “CSMC 2014-OAK1 Trust”). The Company determined this trust was a VIE and that the Company was the primary beneficiary, and accordingly consolidated the assets, liabilities, income and expenses of the trust into the Company's financial statements in accordance with GAAP. During the second quarter of 2018, the Company sold the first loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined that it is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expenses of the underlying trust.

On March 23, 2015, the Company established Oaks Funding LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of residential mortgage loan securitization transactions. The Company consolidates this subsidiary under GAAP. As of December 31, 2018, this subsidiary has no assets or liabilities.

On April 20, 2016, the Company established Oaks Funding II LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of certain Re-REMIC transactions. The Company consolidates this subsidiary under GAAP. As of December 31, 2018, this subsidiary has no assets or liabilities.

On April 20, 2016, the Company established Oaks Holding I LLC as a wholly owned subsidiary to hold certain investment securities. The Company consolidates this subsidiary under GAAP.

On January 18, 2018, the Company announced a new strategic direction, and the entry into a new external management agreement with the Manager and the concurrent mutual termination of the prior management agreement with Oak Circle Capital Partners, LLC ("Oak Circle"). Following the change in management, the Company has substantially completed the reallocation of capital into investment opportunities focused in the commercial real estate mortgage space taking advantage of Hunt's pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates are experienced in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans has eliminated the need for complex interest rate hedging. The new management agreement better aligns the Company's interests with those of its new manager through an incentive fee arrangement and agreed upon limitations on manager expense reimbursements from the Company, as further described below. Pursuant to the terms of the termination agreement between the Company and Oak Circle, the termination of the prior management agreement did not trigger, and Oak Circle was not paid, a termination fee by the Company. Hunt separately agreed to pay Oak Circle a negotiated payment in connection with the termination agreement.

In connection with the aforementioned transaction, an affiliate of Hunt purchased 1,539,406 shares of the Company's common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 of the Company's

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (Continued)

shares from the Company's largest shareholder, XL Investments Ltd. ("XL Investments"), for the same share price. The purchase price per share represented a 56.9% premium over the Company's common stock price as of the closing on January 17, 2018. In connections with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its previously held Five Oaks warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of the Company's outstanding common shares. Also in connection with the transaction, and as further described in Section 10 of the Company's 2017 10-K/A filed with the Securities and Exchange Commission on November 13, 2018 and in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Company's board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of the Company and Michael P. Larsen as President of the Company.

On April 30, 2018, as more particularly described in our current Report on Form 8-K filed on April 30, 2018, the Company acquired Hunt CMT Equity LLC for an aggregate purchase price of approximately $68 million. The assets of Hunt CMT Equity LLC were comprised of commercial mortgage loans financed through a collateralized loan obligation ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender ("Hunt CMT Finance, LLC") and eight loan participations from a Hunt affiliate. The assets of Hunt CRE 2017-FL1, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $339.4 million and $9.8 million in cash available for reinvestment at the acquisition date. The securitization pool was financed by investment-grade notes with a notional principal balance of $290.7 million and a net carrying value of $287.6 million after accounting for unamortized discount. Additionally, the Company paid $0.1 million for the assets acquired with the licensed lender and $6.2 million for the loan participations. The Company determined Hunt CRE 2017-FL1, Ltd. was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated the assets, liabilities, income and expenses into the Company's financial statements in accordance with GAAP.

On August 20, 2018, the Company closed Hunt CRE 2018-FL2, Ltd., a $285 million commercial real estate Collateralized Loan Obligation, which financed 20 first lien floating-rate commercial real estate mortgage assets acquired from Hunt Finance Company, LLC, an affiliate of the Company's Manager. The assets of Hunt CRE 2018-FL2, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $225.3 million and $59.7 million in cash available for investment at the acquisition date. The securitization pool was financed by investment-grade notes with a notional principal balance of $219.4 million and a net carrying value of $215.4 million after accounting for deferred financing costs. The Company determined Hunt CRE 2018-FL2, Ltd. was a VIE and the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets, liabilities, income and expenses into the Company's financial statements in accordance with GAAP.

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

VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. This determination may involve complex and subjective analyses. In general, the obligation to absorb losses is a function of holding a majority of the first loss tranche, while the ability to direct the activities that most significantly impact the VIEs economic performance will be determined based upon the rights associated with acting as the directing certificate holder, or equivalent, in a given transaction. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period based upon changes in the facts and circumstances pertaining to the VIE. During the second quarter of 2018, the Company sold the first-loss securities of the Re-REMIC related to the FREMF 2011-K13 Trust, and as a result having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expenses of that trust. Additionally during the second quarter of 2018, the Company sold the first-loss and subordinated tranches issued by the CSME 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expenses of the underlying trust.

The Company has evaluated its remaining Multi-Family MBS investment to determine if it represents a variable interest in a VIE. The Company monitors this investment and analyzes it for potential consolidation. At December 31, 2018, the Company determined that it continues to be the primary beneficiary of one Multi-Family MBS transaction (FREMF 2012-KF01), based on its power to direct the trust’s activities and its obligations to absorb losses derived from the ownership of the first-loss tranche. In the case of the FREMF 2012-KF01 trust, the Company determined that it is the primary beneficiary of a certain intermediate

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

trust that has the power to direct the activities and the obligations to absorb losses of the underlying trust. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying trust, and has elected the fair value option in respect of the assets and liabilities of the trust. As a result of the sales of the first-loss and subordinated tranches of the FREMF 2011-K13 and CSMC 2014-OAK1 Trusts, the income and expenses of these trusts were consolidated through the date of their sale. The Company’s maximum exposure to loss from consolidated trusts was $4,762,149 and $27,108,818, respectively, at December 31, 2018, and December 31, 2017.

Additionally, the Company has evaluated its junior retained preferred shares of Hunt CRE 2017-FL1, Ltd and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At December 31, 2018, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations was $124,046,671 at December 31, 2018.

At December 31, 2018, with the exception of the above transactions, the Company did not have any exposure to VIEs. During the first quarter of 2018, the Company sold its remaining investment in Multi-Family MBS. As of December 31, 2017, with the exception of the listed transactions, the maximum exposure of the company to VIEs was limited to the fair value of its investment in Multi-Family MBS, $5,742,000, as disclosed in Note 4.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$7,882,862	$34,347,339
Repurchase counterparties as restricted collateral	—	11,275,263
Restricted cash CRE 2017-FL1, Ltd.	$24,085,890	$—
Restricted cash CRE 2018-FL2, Ltd.	$27,245,060	$—
Total cash, cash equivalents and restricted cash	$59,213,812	$45,622,602

Restricted cash includes cash held within Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for purposes of reinvestment in qualifying commercial mortgage loans. Previously, restricted cash represented the Company's cash held by counterparties as collateral against the Company's securities, derivatives and/or repurchase agreements. Cash previously held by counterparties as collateral was not available to the Company for general corporate purposes, but may have been applied against amounts due to securities, derivatives or repurchase agreements or returned to the Company when the collateral requirements were exceeded, or at the maturity of the derivative or repurchase agreement.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Gains and losses from the sale of AFS securities are recorded within "realized gain (loss) on sale of investments, net" in the Company's consolidated statements of operations. Upon the sale of a security, the Company will determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities are recorded as "unrealized gain (loss) on available-for-sale securities, net" in the Company's consolidated statements of comprehensive income (loss).

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

As of December 31, 2018, the Company no longer held any AFS securities.

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

As of December 31, 2018, the Company no longer held any residential mortgage loans.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, premiums and discounts associated with these loan investments are recorded over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2018, the Company did not hold any loans placed in non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2018, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2012-KF01 Trust as of December 31, 2018. Based on a number of factors, the Company determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, has consolidated the trust, including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. See Note 3 - Fair Value Measurement below for additional detail. The Company previously consolidated an additional Multi-Family MBS securitization trust, and one residential mortgage loan securitization trust, but following the sale of the subordinated securities in each trust on May 18, 2018 and June 18, 2018, respectively, the Company determined that it was no longer the primary beneficiary of either trust as of that date, and accordingly no longer consolidates either trust as of that date.

Interest income on multi-family and residential mortgage loans held in securitization trusts is recognized at the loan coupon rate. Interest income recognition is suspended when mortgage loans are placed on non-accrual status. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is considered non-collectible, and in all cases when payment becomes greater than 90 days past due. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of December 31, 2018, all loans held in the trust were repaid and the trust held cash only.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-Agency RMBS IOs, at Fair Value

Non-Agency RMBS IOs that the Company previously owned are associated with residential mortgage loan securitizations that the Company had previously sponsored and are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurements for details on fair value measurement. Interest income on IOs was recognized at the contractually agreed rate, and changes in fair value were recognized in the Company’s consolidated statement of operations.

As of December 31, 2018, the Company no longer owned any Non-Agency RMBS IOs.

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

As of December 31, 2018, the Company no longer had any repurchase agreements outstanding.

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

Backstop Guarantees

The Company, through FOAC and in return for fees, provided seller eligibility and backup guarantee services in respect of residential mortgage loans that are traded through one or more loan exchanges operated by MAXEX LLC (“MAXEX”). On June 27, 2018, FOAC entered into an amendment with MAXEX pursuant to which, amongst other things, FOAC's obligations to provide such seller eligibility and backstop guarantee services will terminate at 11:59 p.m. (Eastern Standard Time) on December 31, 2018 or sooner, at MAXEX's option. Pursuant to the amendment, on November 27, 2018, MAXEX delivered to the Company a termination notice specifying a termination date of November 28, 2018. Further, an Assumption Agreement dated December 31, 2018, among CCAS and FOAC, CCAS assumed all of FOAC's obligations under the backstop guarantee See Note 14 and Note 15 for additional information regarding MAXEX.

To the extent that a loan seller approved by FOAC failed to honor its obligations to repurchase one or more loans based on an arbitration finding that such seller had breached its representations and warranties, FOAC provided a backstop guarantee of the repurchase obligation. The Company had evaluated its backstop guarantees pursuant to ASC 460, Guarantees, and had determined them to be performance guarantees, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. FOAC was obligated in two respects: (i) a noncontingent liability, which represented FOAC’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represented FOAC’s obligation to make future payments if those triggering events occur. FOAC recognized the noncontingent liability at the inception of the guarantee at the fair value, which was the fee received or receivable, and was recorded on the Company’s consolidated balance sheet as a liability in the line item “Deferred income.” The Company amortized these fees into income on a straight-line basis over five years, based on an assumed constant prepayment rate of 15% for residential mortgage loans and other observable data. The Company’s contingent liability was accounted for pursuant to ASC 450, Contingencies, pursuant to which the contingent liability must be recognized when its payment becomes probable and reasonably estimable.

Common Stock

At December 31, 2018, and December 31, 2017, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 23,687,664 shares of common stock issued and outstanding at December 31, 2018 and 22,143,758 at December 31, 2017.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. As of December 31, 2017, the Company had repurchased

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

126,856 shares of common stock at a weighted average price of $5.09. There has been no common stock repurchase activity in 2018. As of December 31, 2018, $9.4 million of common stock remained authorized for future repurchases under the Repurchase Program.
 Preferred Stock

At December 31, 2018, and December 31, 2017, the Company was authorized to issue up to 50,000,000 share of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at both December 31, 2018 and December 31, 2017.

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

To maintain its qualification as a REIT, the Company must meet certain requirements (including but not limited to: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has met the requisite ownership, asset and income tests, with the exception of the 75% gross income test. The failure of the 75% gross income test was a result of gains generated from the termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company accrued a tax liability of $1.96 million for 2018 as a result of its failure of the 75% gross income test.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include interest income related to the following: investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); commercial and residential mortgage loans and multi-family loans (subject to either ASC 310, Receivables or ASC 825, Financial Instruments); and derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging). The Company evaluated the applicability of this ASU, considering the scope exceptions listed above, and has determined that the adoption of this ASU did not have a material impact on the Company's financial condition or results of operations as the substantial majority of the Company's revenue is generated by financial instruments and other contractual rights and obligations that are not within the scope of ASC 606.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which is a comprehensive amendment of credit losses on financial instruments. Currently GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the “incurred loss” impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendment in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to assess the impact of this guidance.

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

Available-for-sale Securities

The Company previously invested in Agency RMBS, Multi-Family MBS and Non-Agency RMBS.

Designation

The Company classified its MBS securities as AFS investments. Although the Company generally intended to hold most of its investment securities until maturity, however, as a result of its change in investment strategy, the Company had sold all of these securities as of December 31, 2018. All assets classified as AFS, except Non-Agency RMBS IOs, were reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of stockholders' equity. As the result of a fair value election, unrealized gains and losses on Non-Agency RMBS IOs were recorded in the Company’s consolidated statement of operations.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

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

The Company elected the fair value option for residential mortgage loans it acquired and classified as HFS. The fair value option was elected to help mitigate earnings volatility by better matching the asset accounting with any related hedges. The Company’s policy is to record separately interest income on these fair value elected loans. Additionally, upfront costs related to these loans are not deferred or capitalized. Fair value adjustments are reported in "unrealized gain (loss) on mortgage loans held-for-sale" on the consolidated statements of operations. The fair value option is irrevocable once the loan is acquired.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

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

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts are comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust. Based on a number of factors, the Company previously determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including its assets, liabilities, income and expenses in its financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the trust. Following the sale during the second quarter of 2018 of the first-loss tranche of the FREMF 2011-K13 Trust previously held by the Company, the Company determined it was no longer the primary beneficiary of the trust, and accordingly no longer consolidates the underlying trust as of December 31, 2018.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 3 – FAIR VALUE MEASUREMENTS (Continued)

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts are comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust. Based on a number of factors, the Company previously determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. Following the sale during the second quarter of 2018 of the subordinated securities previously held by the Company, the Company determined that it was no longer the primary beneficiary of the trust as of December 31, 2018, and accordingly no longer consolidates the underlying trust as of sale date. The Company previously elected the fair value option on each of the assets and liabilities held within the trust.

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

At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statement of operations as unrealized gain (loss) on derivative contracts, net.

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

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES

The following table presents the Company’s AFS investment securities by collateral type at fair value as of December 31, 2017. As of December 31, 2018, the Company no longer held any AFS securities:

December 31, 2017
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$530,640,091
Federal National Mortgage Association	754,443,557
Multi-Family	5,742,000
Total mortgage-backed securities	$1,290,825,648

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

The following table presents the amortized cost and fair value of the Company’s AFS investment securities by collateral type as of December 31, 2017. As of December 31, 2018, the Company no longer held any AFS securities:

	December 31, 2017
	Agency	Non-Agency	Multi-Family	Total
Face Value	$1,274,329,317	$—	$7,500,000	$1,281,829,317
Unamortized premium	23,818,687	—	—	23,818,687
Unamortized discount	(491,020)	—	(1,713,542)	(2,204,562)
Amortized Cost	1,297,656,984	—	5,786,458	1,303,443,442
Gross unrealized gain	751,458	—	—	751,458
Gross unrealized (loss)	(13,324,794)	—	(44,458)	(13,369,252)
Fair Value	$1,285,083,648	$—	$5,742,000	$1,290,825,648

At December 31, 2018, the Company had sold all of its AFS securities. The Company did not recognize credit-related OTTI losses through earnings during the years ended December 31, 2018 and December 31, 2017.

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

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the years ended December 2018 and December 2017:

	December 31, 2018	December 31, 2017
AFS securities sold, at cost	$1,260,655,162	$509,084,520
Proceeds from AFS securities sold	1,227,314,578	495,030,356
Net realized gain (loss) on sale of AFS securities	$(33,340,584)	$(14,054,164)

The following table presents the fair value of AFS investment securities by rate type as of December 31, 2017. As of December 31, 2018, the Company no longer held any AFS securities:

	December 31, 2017
	Agency	Non-Agency	Multi-Family	Total
Adjustable rate	$1,284,237,670	$—	$—	$1,284,237,670
Fixed rate	845,978	—	5,742,000	6,587,978
Total	$1,285,083,648	$—	$5,742,000	$1,290,825,648

 The following table presents the fair value of AFS investment securities by maturity date as of December 31, 2017. As of December 31, 2018, the Company no longer held any AFS securities:

December 31, 2017
Greater than one year and less than five years	$1,187,909,353
Greater than or equal to five years	102,916,295
Total	$1,290,825,648

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

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

The following tables present the changes for the year ended December 31, 2018 and the year ended December 31, 2017 of the unamortized net discount and designated credit reserves on the Company’s AFS securities.

	December 31, 2018
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2018	$—	$(2,204,562)	$(2,204,562)
Dispositions	—	2,042,842	2,042,842
Accretion of net discount	—	161,720	161,720
Ending Balance at December 31, 2018	$—	$—	$—

	December 31, 2017
	Designated credit reserve	Unamortized net discount	Total
Beginning Balance as of January 1, 2017	$(1,929,833)	$(27,841,262)	$(29,771,095)
Dispositions	1,929,833	22,685,756	24,615,589
Accretion of net discount	—	2,950,944	2,950,944
Ending Balance at December 31, 2017	$—	$(2,204,562)	$(2,204,562)

Gains and losses from the sale of AFS securities are recorded within realized gain (loss) on sale of investments, net in the Company's consolidated statements of operations.

Unrealized gains and losses on the Company’s AFS securities are recorded as "unrealized gain (loss) on available-for-sale securities, net" and "reclassification adjustment for net loss included in net income (loss)" in the Company's consolidated statement of comprehensive income (loss). For the year ended December 31, 2018, the Company had unrealized gains on AFS securities of $12,617,794 and for the year ended December 31, 2017 the Company had unrealized (losses) on AFS securities of ($5,785,854).

The following tables present components of interest income on the Company’s AFS securities for the years ended December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$12,152,397	$(1,435,534)	$10,716,863
Non-Agency	—	—	—
Multi-Family	—	32,103	32,103
Total	$12,152,397	$(1,403,431)	$10,748,966

	Year Ended December 31, 2017
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$28,003,938	$(654,970)	$27,348,968
Non-Agency	42,254	9,946	52,200
Multi-Family	—	2,120,725	2,120,725
Total	$28,046,192	$1,475,701	$29,521,893

NOTE 5 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following table summarizes certain characteristics of the Company's investments in commercial mortgage loans as of December 31, 2018; the Company had no such investments as of December 31, 2017:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 5 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	555,172,891	555,172,891	44	100.0%	6.4%	4.1

(1)	Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of December 31, 2018
(2)    The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are            exercised by the borrower
(3)    As of December 31, 2018, $550,555,503 of the outstanding senior secured loans are held in VIEs and $4,617,388 of the outstanding senior secured        loans are held outside VIEs
Activity: For the year ended December 31, 2018, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2017	$—
Purchases, net	756,565,299
Proceeds from principal repayments	(201,392,408)
Balance at December 31, 2018	$555,172,891

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

December 31, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—
2	5	51,589,000	51,589,000
3	34	455,323,082	455,323,082
4	5	48,260,809	48,260,809
5	—	—	—
	44	$555,172,891	555,172,891

As of December 31, 2018, the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 91.3% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value:

Loans Held-for-Investment

	December 31, 2018		December 31, 2018
Geography		Collateral Property Type
Southwest	30.2%	Multi-Family	87.2%
South	22.6	Office	7.6%
Midwest	20.2	Mixed-Use	3.0
West	10.8	Retail	1.2
Mid-Atlantic	10.3	Self-Storage	1.0
Various	5.9
Total	100.0%	Total	100.0%

The table below sets forth additional information relating to the Company's portfolio as of December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 5 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Loan #	Form of Investment	Origination Date	Total Loan Commitment	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV
1	Senior Loan	12-Jun-17	4,675,000	4,675,000	Winston-Salem, NC	Multi-Family	1mL + 6.0%	1.7	77.2%
2	Senior Loan	5-Nov-15	5,535,000	5,535,000	Pascagoula, MS	Multi-Family	1mL + 4.5%	2.0	72.9%
3	Senior Loan	15-Jan-16	13,500,000	12,226,810	Akron, OH	Mixed Use	1mL + 5.3%	2.3	56.7%
4	Senior Loan	11-Oct-17	6,370,000	6,370,000	New Orleans, LA	Multi-Family	1mL + 4.1%	4.0	75.5%
5	Senior Loan	13-Oct-17	14,715,000	14,715,000	Hattiesburg, MS	Multi-Family	1mL + 4.8%	4.0	78.4%
6	Senior Loan	9-Jan-18	10,317,000	9,407,298	North Highlands, CA	Multi-Family	1mL + 4.0%	4.3	79.0%
7	Senior Loan	16-Jun-17	5,810,000	5,721,511	Dallas, TX	Multi-Family	1mL + 4.8%	3.7	75.2%
8	Senior Loan	15-Nov-17	30,505,000	30,505,000	Phoenix, AZ	Multi-Family	1mL + 3.8%	4.1	74.3%
9	Senior Loan	30-Nov-16	5,000,000	4,618,553	Stafford, TX	Office	1mL + 5.5%	3.1	56.4%
10	Senior Loan	29-Sep-17	12,364,000	11,813,177	Austell, GA	Multi-Family	1mL + 4.2%	3.9	80.4%
11	Senior Loan	6-Sep-17	15,250,000	15,250,000	Seattle, WA	Multi-Family	1mL + 4.5%	0.8	54.1%
12	Senior Loan	29-Jun-16	8,882,738	8,882,738	Various, TX	Multi-Family	1mL + 5.5%	0.7	69.2%
13	Senior Loan	1-Dec-17	19,110,000	19,110,000	Tucson, AZ	Multi-Family	1mL + 4.5%	4.1	80.3%
14	Senior Loan	8-Aug-18	35,000,000	31,772,256	Dallas, TX	Multi-Family	1mL + 3.7%	4.8	81.2%
15	Senior Loan	27-Dec-17	7,600,000	7,600,000	Philadelphia, PA	Multi-Family	1mL + 4.1%	4.2	79.8%
16	Senior Loan	25-Oct-17	6,360,000	6,360,000	Tulsa, OK	Multi-Family	1mL + 4.5%	4.0	70.1%
17	Senior Loan	9-Jul-18	33,830,000	28,759,119	Baltimore, MD	Multi-Family	1mL + 3.1%	4.8	77.6%
18	Senior Loan	9-Oct-18	9,250,000	8,305,000	Dallas, TX	Multi-Family	1mL + 3.7%	5.0	78.4%
19	Senior Loan	10-Oct-18	3,569,150	2,684,000	Philadelphia, PA	Multi-Family	1mL + 4.6%	5.0	79.6%
20	Senior Loan	30-Nov-18	72,000,000	33,000,000	Various	Student Housing	1mL + 4.1%	5.1	70.4%
21	Senior Loan	6-Dec-18	21,000,000	16,994,000	Greensboro, NC	Multi-Family	1mL + 3.4%	5.1	79.8%
22	Senior Loan	13-Dec-18	17,000,000	17,000,000	Seattle, WA	Multi-Family	1mL + 3.8%	3.2	53.7%
23	Senior Loan	5-Jun-18	50,858,145	33,534,144	Palatine, IL	Multi-Family	1mL + 4.3%	4.6	68.5%
24	Senior Loan	18-May-18	28,000,000	25,355,116	Woodridge, IL	Multi-Family	1mL + 3.8%	4.6	76.4%
25	Senior Loan	29-Nov-17	22,500,000	22,500,000	Richmond, TX	Multi-Family	1mL + 3.9%	2.1	73.5%
26	Senior Loan	31-May-18	24,700,000	19,430,000	Omaha, NE	Multi-Family	1mL + 3.7%	4.6	77.3%
27	Senior Loan	28-Jun-18	17,000,000	14,800,000	Greenville, SC	Multi-Family	1mL + 3.9%	4.7	76.3%
28	Senior Loan	26-Mar-18	19,235,000	13,841,399	Rochelle Park, NJ	Office	1mL + 4.0%	4.4	76.8%
29	Senior Loan	1-Feb-18	14,320,000	12,920,000	Fresno, CA	Multi-Family	1mL + 3.9%	4.3	82.4%
30	Senior Loan	23-Jul-18	16,200,000	12,075,000	Chicago, IL	Office	1mL + 3.8%	4.8	72.7%
31	Senior Loan	24-May-18	12,720,000	11,159,150	Austin, TX	Multi-Family	1mL + 3.6%	4.6	80.2%
32	Senior Loan	25-May-18	11,000,000	9,440,000	Phoenix, AZ	Multi-Family	1mL + 3.9%	4.6	69.4%
33	Senior Loan	12-Mar-18	9,112,000	9,112,000	Waco, TX	Student Housing	1mL + 4.8%	4.4	72.9%
34	Senior Loan	15-Feb-18	10,500,000	8,590,138	Atlanta, GA	Multi-Family	1mL + 4.3%	4.3	80.2%
35	Senior Loan	23-Feb-18	8,070,000	8,070,000	Little Rock, AR	Multi-Family	1mL + 4.3%	4.3	81.3%
36	Senior Loan	30-Aug-18	9,034,000	8,000,000	Blacksburg, VA	Student Housing	1mL + 3.9%	4.8	66.6%
37	Senior Loan	7-Aug-18	9,000,000	7,782,850	Birmingham, AL	Multi-Family	1mL + 3.5%	4.8	78.0%
38	Senior Loan	4-Apr-18	7,332,000	6,874,000	Little Rock, AR	Office	1mL + 4.9%	4.4	72.4%
39	Senior Loan	2-Aug-18	10,000,000	6,500,000	Goldsboro, NC	Retail	1mL + 4.0%	4.8	56.5%
40	Senior Loan	9-Nov-17	6,647,000	5,547,000	Las Vegas, NV	Self-Storage	1mL + 4.3%	4.1	76.0%
41	Senior Loan	22-Jun-18	6,200,000	5,667,487	Chicago, IL	Multi-Family	1mL + 4.1%	4.7	80.5%
42	Senior Loan	29-Jun-18	4,525,000	4,375,805	Washington, DC	Mixed Use	1mL + 4.7%	4.7	73.3%
43	Senior Loan	30-Apr-18	4,080,000	3,580,000	Wichita, KS	Multi-Family	1mL + 5.0%	4.5	69.0%
44	Senior Loan	30-Nov-18	8,250,000	4,714,340	Decatur, GA	Office	1mL + 4.1%	5.0	56.8%

(1)
LTV as of such date the loan was originated by a Hunt affiliate and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to the origination date.

NOTE 6 – THE FREMF TRUSTS

The Company elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which requires that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts is limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $4,762,149 at December 31, 2018 and $21,695,098 at December 31, 2017. The Company sold the underlying Multi-Family MBS of the FREMF 2011-K13 trust effective May 18, 2018.

The consolidated balance sheets of the FREMF trusts at December 31, 2018 and December 31, 2017 are set out below:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 6 – THE FREMF TRUSTS (Continued)

Balance Sheets	December 31, 2018	December 31, 2017
Assets
Multi-family mortgage loans held in securitization trusts	$—	$1,130,874,274
Receivables	24,357,335	4,377,606
Total assets	$24,357,335	$1,135,251,880
Liabilities and Equity
Multi-family securitized debt obligations	$19,231,331	$1,109,204,743
Payables	363,855	4,352,039
	$19,595,186	$1,113,556,782
Equity	4,762,149	21,695,098
Total liabilities and equity	$24,357,335	$1,135,251,880

As of December 31, 2018, all of the loans within FREMF 2012-KF01 Trust had been paid-in full. Accordingly, the assets of the trust consisted of the non-distributed cash proceeds of the loan redemptions. The multi-family mortgage loans held in securitization trusts had an unpaid principal balance of $1,078,622,737 at December 31, 2017. The multi-family securitized debt obligations had an unpaid principal balance of $27,377,586 at December 31, 2018 and $1,078,622,737 at December 31, 2017.

The consolidated statements of operations of the FREMF trusts for the years ended December 31, 2018 and December 31, 2017 are set out below:

Statements of Operations	December 31, 2018	December 31, 2017
Interest income	$20,891,992	$54,271,017
Interest expense	19,652,710	51,440,694
Net interest income	$1,239,282	$2,830,323
General and administrative fees	(887,388)	(2,551,296)
Unrealized gain (loss) on multi-family loans held in securitization trusts	(6,398,347)	3,353,365
Net income (loss)	$(6,046,453)	$3,632,392

During the year ended December 31, 2018, the consolidated trust incurred realized losses of $51,132.

The following table presents the geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF trusts as of December 31, 2017. As of December 31, 2018, all of the loans paid-in full:

December 31, 2017
New York	16.5%
Texas	14.2%
Washington	8.7%
Colorado	7.8%
Georgia	5.7%

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust is limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014 with an aggregate net carrying value of $5,413,720 at December 31, 2017. The Company sold all underlying Non-agency RMBS of the trust effective June 18, 2018.

The consolidated balance sheet of the residential mortgage loan securitization trust at December 31, 2017 is set out below:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

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

The consolidated statements of operations of the residential mortgage loan securitization trusts for the years ended December 31, 2018 and December 31, 2017 are set out below:

Statements of Operations	December 31, 2018	December 31, 2017
Interest income	$2,102,352	$5,103,853
Interest expense	1,685,971	4,059,894
Net interest income	$416,381	$1,043,959
General and administrative fees	(20,886)	(44,976)
Unrealized gain (loss) on residential mortgage loans held in securitization trusts	5,650,199	(961,100)
Net income (loss)	$6,045,694	$37,883

The following table presents the geographic concentrations of credit risk exceeding 5% of the total loan balances related to the residential mortgage loan securitization trusts as at December 31, 2017:

December 31, 2017
California	37.0%
Washington	15.3%
Massachusetts	8.1%
Florida	6.4%

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company then undertook an analysis of whether it is the primary beneficiary of any of these VIEs, and determined that it was the primary beneficiary of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust as of December 31, 2017 and the FREMF 2012-KF01 Trust as of December 31, 2018. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these trusts in its financial statements as of and for the periods ending December 31, 2018 and December 31, 2017. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. The Company has elected the fair value option in respect of the assets and liabilities of the trusts. As noted in Notes 6 and 7, the Company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively, and henceforth no longer consolidates these two trusts.

On April 30, 2018, the Company acquired Hunt CMT Equity LLC, which was comprised of commercial mortgage loans financed through collateralized loan obligations ("Hunt CRE 2017-FL1, ltd"), a licensed commercial mortgage lender and eight loan participations. The Company determined Hunt CRE 2017-FL1, Ltd. was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. On August 20, 2018, the Company closed a collateral loan obligation ("Hunt CRE 2018-FL2, Ltd."). The Company determined Hunt CRE 2018-FL2, Ltd. was a VIE and the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 8 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2018 included the following VIE assets and liabilities:

ASSETS	December 31, 2018
Cash, cash equivalents and restricted cash	$51,330,950
Accrued interest receivable	2,398,905
Investment related receivable	32,666,128
Loans held for investment	550,555,503
Total Assets	$636,951,486

LIABILITIES
Accrued interest payable	$867,794
Collateralized loan obligations(1)	503,978,918
Total Liabilities	$504,846,712

(1) The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following table presents certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd.:

As of December 31, 2018
Collateral (loan investments)		Debt (notes issued)
Unpaid Principal Balance	Carrying Value	Face Value	Carrying Value
$550,555,503	$550,555,503	$510,181,000	$503,978,918

The statement of operations related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2018 include the following income and expense items:

Statement of Operations	December 31, 2018
Interest income	$24,800,048
Interest expense	12,578,306
Net interest income	$12,221,742
General and administrative fees	(355,723)
Net income (loss)	$11,866,019

NOTE 9 – RESTRICTED CASH AND DUE TO BROKER

Previously, the Company was required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts. Additionally, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. are actively managed with initial reinvestment periods of 30 and 36 months, respectively. As loans pay off or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within Hunt CRE 2017-FL1, Ltd. or Hunt CRE 2018-FL2, Ltd. in accordance with the terms and conditions of their respective governing agreements.

The following table presents the Company's restricted cash balances as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Restricted cash balance held by:
Broker counterparties for derivatives trading	$—	$(1,123,463)
Repurchase counterparties as restricted collateral	—	11,275,263
Hunt CRE 2017-FL1, Ltd. reinvestment principal proceeds	24,085,890	—
Hunt CRE 2018-FL2, Ltd. reinvestment principal proceeds	27,245,060	—
Total	$51,330,950	$10,151,800

NOTE 10 – BORROWINGS

Repurchase Agreements

The Company previously entered into repurchase agreements to finance its portfolio of investments. The repurchase agreements bore interest at a contractually agreed rate. The repurchase obligations matured and typically reinvested every 30 days to one year. Repurchase agreements were accounted for as secured borrowings

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 10 – BORROWINGS (Continued)

since the Company maintained effective control of the financed assets. The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2017. The Company was not party to any repurchase agreements at December 31, 2018:

	December 31, 2017
	Amount outstanding	Weighted average interest rate	Market value of collateral held
Agency	$1,228,349,000	1.55%	$1,285,083,649
Non-Agency	2,555,000	3.38%	4,399,779
Multi-Family	3,618,000	3.16%	5,742,000
Total	$1,234,522,000	1.56%	$1,295,225,428

 At December 31, 2017, the repurchase agreements had the following remaining maturities. The Company was not party to any repurchase agreements at December 31, 2018:

December 31, 2017
< or equal to 30 days	$1,175,407,000
31 to 60 days	56,560,000
61 to 90 days	2,555,000
Total	$1,234,522,000

Under the repurchase agreements, the respective lender retained the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants, the most restrictive of these covenants required that, on the last day of any fiscal quarter, our total stockholders’ equity shall not be less than the greater of (1) $75,000,000 or (2) 50% of the highest stockholders’ equity on the last day of the preceding eight fiscal quarters. The Company was in compliance with these covenants as of December 31, 2018 and December 31, 2017.

The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2017. The Company was not party to any repurchase agreements at December 31, 2018:

	December 31, 2017
Repurchase Agreement Counterparties	Amount Outstanding	Percent of total amount outstanding	Weighted average days to maturity	Market Value of collateral held
Wells Fargo Securities	$—	—%	0	—
Other North America	939,438,000	76.10%	13	985,672,703
Asia(1)	292,529,000	23.70%	14	305,152,946
Europe(1)	2,555,000	0.20%	78	4,399,779
Total	$1,234,522,000	100.00%	13	$1,295,225,428

(1)	Counterparties domiciled in Europe and Asia, or their U.S. subsidiaries.

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

The Company previously entered into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives was to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments were utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company entered into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaptions and caps and may do so again in the future. In executing on the Company's former risk management strategy, the Company previously entered into interest rate swaps, swaption agreements, TBA’s and futures contracts. Amounts receivable and payable under interest rate swap agreements were accounted for as unrealized gain (loss) on derivative contracts, net in the consolidated statement of operations. Premiums on swaptions were amortized on a straight-line basis between trade date and expiration date and were recognized in the consolidated statement of operations as a realized loss on derivative contracts.

The following summarizes the Company's significant asset and liability derivatives, the risk exposure for these derivatives and the Company's risk management activities used to mitigate certain of these risks.

Balance Sheet Presentation

The following table presents the gross fair value and notional amounts of the Company’s derivative financial instruments as of December 31, 2017. The Company did not hold any derivative financial instruments at December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	December 31, 2017
	Derivative Assets			Derivative Liabilities
	Contracts	Fair value	Notional	Contracts	Fair value	Notional
Eurodollar Futures	14,355	5,349,613	14,355,000,000	—	—	—
Total	14,355	$5,349,613	14,355,000,000	—	$—	—

Offsetting of Financial Assets and Liabilities

The Company’s repurchase agreements were governed by underlying agreements that provide for a right of setoff in the event of default of either counterparty to the agreement. The Company also had in place with its counterparties ISDA Master Agreements (“Master Agreements”) for its derivative contracts. In accordance with the Master Agreements with each counterparty, if on any date amounts would otherwise be payable in the same currency and in respect of the same transaction by each party to the other, then, on such date, each party’s obligation to make payment of any such amount would be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, is replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount. The Company previously pledged financial collateral as restricted cash to its counterparties for its derivative contracts and repurchase agreements. See Note 2 for specific details on the terms of restricted cash with counterparties and Note 9 for the amounts of restricted cash outstanding.

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

The below tables provide a reconciliation of these assets and liabilities that are subject to Master Agreements or similar agreements and can be potentially offset on the Company’s consolidated balance sheets as of December 31, 2017. The Company did not hold any such assets or liabilities as of December 31, 2018:

	December 31, 2017
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Futures	$5,349,613	$—	$5,349,613	$—	$(1,123,463)	$4,226,150
Total	$5,349,613	$—	$5,349,613	$—	$(1,123,463)	$4,226,150

	December 31, 2017
				Gross amounts not offset in the Balance Sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral (Received)/ Pledged	Net amount
Repurchase agreements	$(1,234,522,000)	$—	$(1,234,522,000)	$—	$—	$(1,234,522,000)
Total	$(1,234,522,000)	$—	$(1,234,522,000)	$—	$—	$(1,234,522,000)

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the years ended December 31, 2018 and December 31, 2017:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 11 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)

	Year Ended December 31, 2018
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

NOTE 12 - MSRs

As of December 31, 2018, the Company retained the servicing rights associated with an aggregate principal balance of $407,332,854 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. In addition, the Company previously consolidated the assets and liabilities of the CSMC 2014-OAK1 Trust, but following the sale of the subordinated and first loss securities during the second quarter of 2018, the Company has determined it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. As a consequence, MSRs associated with this trust are also recorded on the Company's consolidated balance sheet at December 31, 2018

The following table presents the Company’s MSR activity as of the years ended December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Balance at beginning of year	$2,963,861	$3,440,809
MSRs retained from sales to securitizations	—	10,910
MSRs related to deconsolidation of securitization trust	1,025,129	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	375,016	39,688
Other changes to fair value(1)	(366,220)	(527,546)
Balance at end of year	$3,997,786	$2,963,861
Loans associated with MSRs(2)	$407,332,854	$338,167,569
MSR values as percent of loans(3)	0.98%	0.88%

(1)	Amounts represent changes due to realization of expected cash flows

(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at December 31, 2018 and December 31, 2017, respectively

(3)	Amounts represent the carrying value of MSRs at December 31, 2018 and December 31, 2017, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the components of servicing income recorded on the Company’s statements of operations for the years ended December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Servicing income, net	$940,090	$922,094
Income from MSRs, net	$940,090	$922,094

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

•
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.
The following tables summarize the valuation of the Company’s assets and liabilities at fair value within the fair value hierarchy levels as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2018
Assets:
Mortgage servicing rights	—	—	3,997,786	3,997,786
Total	$—	$—	$3,997,786	$3,997,786
Liabilities:
Multi-family securitized debt obligations	$—	$(19,231,331)	$—	$(19,231,331)
Total	$—	$(19,231,331)	$—	$(19,231,331)

	December 31, 2017
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2017
Assets:
Residential mortgage-backed securities(1)	$—	$1,290,825,648	$—	$1,290,825,648
Multi-Family mortgage loans held in securitization trusts	—	1,130,874,274	—	1,130,874,274
Residential mortgage loans held in securitization trusts	—	119,756,455	—	119,756,455
Mortgage servicing rights	—	—	2,963,861	2,963,861
Futures	5,349,613	—	—	5,349,613
Total	$5,349,613	$2,541,456,377	$2,963,861	$2,549,769,851
Liabilities:
Multi-family securitized debt obligations	$—	$(1,109,204,743)	$—	$(1,109,204,743)
Residential securitized debt obligations	—	(114,418,318)	—	(114,418,318)
Total	$—	$(1,223,623,061)	$—	$(1,223,623,061)

(1) For more detail about the fair value of the Company’s MBS and type of securities, see Note 3 and Note 4.

As of December 31, 2018 and December 31, 2017, the Company had $3,997,786 and $2,963,861, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Note 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2018 and December 31, 2017:

As of December 31, 2018
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 20.4%	10.1%
	Discount rate	12.0%	12.0%

As of December 31, 2017
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 25.4%	12.8%
	Discount rate	12.0%	12.0%

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	December 31, 2018
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$7,882,862	$7,882,862	$7,882,862
Restricted cash	51,330,950	51,330,950	51,330,950
Cash held in securitization trusts, at fair value	24,357,335	24,357,335	24,357,335
Commercial mortgage loans held-for-investment	555,172,891	555,172,891	555,172,891
Total	$638,744,038	$638,744,038	$638,744,038

Liabilities
Collateralized loan obligations	$503,978,918	$510,181,000	$509,000,439
Total	$503,978,918	$510,181,000	$509,000,439

	December 31, 2017
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$34,347,339	$34,347,339	$34,347,339
Restricted cash	11,275,263	11,275,263	11,275,263
Total	$45,622,602	$45,622,602	$45,622,602

Liabilities
Repurchase agreements	$1,234,522,000	$1,234,522,000	$1,234,522,000
Total	$1,234,522,000	$1,234,522,000	$1,234,522,000

Estimates of cash and cash equivalents and restricted cash are measured using quoted prices, or Level 1 inputs. Estimates of the fair value of collateralized loan obligations are measured using observable, quoted market prices, in active markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 3 for further discussion regarding fair value measurement of certain of our assets and liabilities.

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the prior management agreement in effect for the year ended December 31, 2017, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity meant the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. On January 18, 2018, the management agreement in effect for the year ended December 31, 2017 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders Equity (as defined in the management agreement), payable quarterly (0.375%) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 18, 2019, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal; quarter, and (ii) 8% per annum.

On June 7, 2017, the prior manager agreed to waive a portion equal to 0.75% of its 1.50% management fee on the net proceeds of the June 16, 2017 common stock offering, for the next twelve monthly payments, beginning with the payment due for the month of June 2017. Due to the termination of the previous management with Oak Circle, the fee waiver terminated on January 18, 2018. The net amount of management fee waived from January 1, 2018 to January 18, 2018 was $6,959 (2017: $79,415).

HUNT COMPANIES FINANCE TRSIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

For the year ended December 31, 2018, the Company incurred management fees of $2,335,998, net of $6,959 in management fees waived (2017: $2,215,050), recorded as "Management Fee" in the consolidated statement of operations, of which $587,500 (2017: $182,000) was accrued but had not been paid, recorded in "fees and expenses payable to Manager" in the consolidated balance sheets.

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

On January 18, 2018 the management agreement in effect for the year ended December 31, 2017 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management agreement, the Manager has agreed to certain limitations on manager expense reimbursement from the Company.

For the year ended December 31, 2018, the Company incurred reimbursable expenses of $2,375,804 (2017: $4,127,549) recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $587,500 (2017: $570,000) was accrued but had not yet been paid, recorded in "fees and expenses payable to Manager" in the consolidated balance sheets.

On August 20, 2018, the Company incurred $4.1 million in deferred financing costs in connection with the closing of Hunt CRE 2018-FL2 of which $2.3 million was paid directly by the Company and $1.8 million was paid by the Manager and was reimbursed by the Company as required under the management agreement. Pursuant to the management agreement, the Company is required to reimburse the Manager for costs and expenses associated with, among other things, the acquisition, issuance, financing and structuring of the Company's and any Subsidiary's assets or investments. During the fourth quarter the Company reimbursed the Manager for this expense.

Manager Equity Plan

The Company has in place a Manager Equity Plan under which the Company may compensate the Manager and the Company's independent directors or consultants, or officers whom it may employ in the future. In turn, the Manager, in its sole discretion, grants such awards to its directors, officers employees or consultants. The Company is able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award. Stock based compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company's common stock.

The following table summarizes the activity related to restricted common stock for the years December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$4.33	4,500	$5.97
Granted	4,500	3.40	4,500	4.33
Vested	(4,500)	4.33	(4,500)	5.97
Outstanding Unvested Shares at End of Period	4,500	$3.40	4,500	$4.33

For the year ended December 31, 2018, the Company recognized compensation expense related to restricted common stock of $22,912 (2017: $20,585). The Company has unrecognized compensation expense of $7,922 as of December 31, 2018 (2017: $15,535) for unvested shares of restricted common stock. As of December 31, 2018, the weighted average period for which the unrecognized compensation expense will be recognized is 6.3 months.

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage-trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of December 31, 2017, the Company had sold $24.6 million of residential mortgage loans to a third party buyer that were effected through MAXEX, for which the Company did not receive compensation other than receipt of loan sale proceeds from the third party; the Company has not sold any additional loans through MAXEX in 2018. For the year ended December 31, 2018, the Company has received $359,626 (2017: 64,976) in fees, net of $83,893 (2016: 15,156) in marketing services fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. On June 27, 2018, FOAC entered into an amendment with MAXEX pursuant to which, amongst other things, FOAC and MAXEX agreed that FOAC's obligations to provide seller eligibility and backstop guarantee services will terminate at 11:59 p.m. (Eastern Standard Time) on December 31, 2018, or sooner, at MAXEX's option, MAXEX agreed to pay FOAC a monthly expense reimbursement in an amount equal to $20,000 commencing in April, 2018 and MAXEX issued a warrant to FOAC to purchase 35,658 class A-4 warrants of MAXEX. Pursuant to the amendment, on November 27, 2018, MAXEX delivered to the Company a termination notice specifying a termination date of November 28, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among CCAS and FOAC, CCAS assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid CCAS, as the replacement backstop provider, a fee of $426,770. The fees received related to seller eligibility review and backstop services were recorded on the Company’s consolidated balance sheet as a liability in the line item “Deferred Income”. See Note 15 for additional disclosure relating to the backstop services.

HUNT COMPANIES FINANCE TRSIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

Hunt Financial Securities, LLC

During the second quarter of 2018, the Company sold four AFS securities with a total notional balance of $82.9 million to Hunt Financial Securities, LLC, an affiliate of the Manager.

Additionally, Hunt Financial Securities, LLC acted as a placement agent related to Hunt CRE 2018-FL2, Ltd. in the third quarter and earned fees of $208,477 in this capacity.

Hunt Finance Company, LLC

During the year ended 2018, Hunt CRE 2017-FL1, Ltd. purchased nine loans with unpaid principal balance of $151.1 million at par and Hunt CRE 2018-FL2, Ltd. purchased 24 loans with unpaid principal balance of $257.8 million at par from Hunt Finance Company, LLC, an affiliate of the Manager.

Hunt Servicing Company, LLC

Hunt Servicing Company, LLC, an affiliate of the Manager, was appointed the sub-servicer to the servicer with respect to mortgage assets for Hunt CRE 201-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. by KeyBank in its capacity as servicer with both CLOs. Additionally, Hunt Servicing Company, LLC ("HFC") was appointed by KeyBank as servicer to act as special servicer of any serviced mortgage that becomes a specially serviced mortgage loan.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. See Note 14 for a further description of MAXEX. MAXEX’s wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC (“MAXEX Clearing LLC”) functions as the central counterparty with which buyers and sellers transact, and acts as the buyer’s counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"). FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller’s repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligation to provide further seller eligibility review and backstop guarantee services terminated on the MAXEX Termination Date. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20,000,000 and (b) minimum available liquidity equal to the greater of (x) $5,000,000 and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $1,405,182,222 as of December 31, 2018 and $629,278,629 as of December 31, 2017, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2018, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. The Company assessed its backstop guarantee obligation as of December 31, 2018 in accordance with ASC 460, “Guarantees”, and the carrying value of the liability was the unamortized portion of fees receivable in respect of the issuance of the guarantees. See Note 2 for more information on the Company’s accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2018.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

HUNT COMPANIES FINANCE TRSIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 16 – COMMITMENTS AND CONTINGENCIES (Continued)

Unfunded Commitments

As of December 31, 2018, the Company had $26.6 million of unfunded commitments related to Hunt CRE 2017-FL1, Ltd. and $55.4 million of unfunded commitments related to Hunt CRE 2018-FL2, Ltd. The Hunt CRE 2018-FL2, Ltd. unfunded commitments are not commitments of the Company, but are obligations of HFC. These commitments are not reflected on the Company's consolidated balance sheets.

NOTE 17 – EQUITY

Ownership and Warrants

Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and following adjustment in December 31, 2016, entitled XL Investments Ltd, to purchase an aggregate of 3,753,492 shares of the Company’s common stock at a per share exercise price equal to $13.11. XL Global, Inc., an indirect subsidiary of AXA SA, held a minority stake in the previous manager. Pursuant to an agreement dated January 18, 2018, XL Investments agreed to terminate all of it previously held warrants to purchase 3,753,492 shares of common stock held by it.

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 23,687,664 and 22,143,758 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.

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

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2017, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the year ended December 31, 2018. As of December 31, 2018, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of both December 31, 2018 and December 31, 2017. The Series A Preferred Stock is entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declares quarterly and pays monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. As of December 27, 2018, the dividend rate changed to an annual rate equal to the sum of (a) Three-Month LIBOR as calculated on each applicable date of determination and (b) 7.151%, based on the $25.00 per share liquidation preference per annum; provided that such rate shall not be less than 8.75%. No dividends may be paid on the Company’s common stock unless full cumulative dividends have been paid on the preferred stock. The Company has paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013.

Distributions to stockholders

For the 2018 taxable year to date, the Company has declared dividends to common stockholders totaling $6,578,196, or $0.28 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
January 5, 2018	January 16, 2018	January 30, 2018	$737,388	$0.03123
January 5, 2018	February 15, 2018	February 27, 2018	$788,649	$0.03340
January 5, 2018	March 15, 2018	March 29, 2018	$788,649	$0.03340
March 16, 2018	April 16, 2018	April 27, 2018	$473,663	$0.02006
March 16, 2018	May 15, 2018	May 30, 2018	$473,663	$0.02006
March 16, 2018	June 15, 2018	June 29, 2018	$473,663	$0.02006
September 10, 2018	September 28, 2018	October 15, 2018	$1,421,260	$0.06019
December 7, 2018	December 31, 2018	January 15, 2019	$1,421,260	$0.06019

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 17 – EQUITY (Continued)

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the year ended December 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
January 5, 2018	January 16, 2018	January 26, 2018	$293,503	$0.18230
January 5, 2018	February 15, 2018	February 27, 2018	$293,503	$0.18230
January 5, 2018	March 15, 2018	March 27, 2018	$293,503	$0.18230
March 16, 2018	April 16, 2018	April 27, 2018	$293,503	$0.18230
March 16, 2018	May 15, 2018	May 29, 2018	$293,503	$0.18230
March 16, 2018	June 15, 2018	June 27, 2018	$293,503	$0.18230
July 3, 2018	July 16, 2018	July 27, 2018	$293,503	$0.18230
July 3, 2018	August 15, 2018	August 27, 2018	$293,503	$0.18230
July 3, 2018	September 17, 2018	September 27, 2018	$293,503	$0.18230
September 10, 2018	October 15, 2018	October 26, 2018	$293,503	$0.18230
September 10, 2018	November 15, 2018	November 27, 2018	$293,503	$0.18230
September 10, 2018	December 17, 2018	December 27, 2018	$293,503	$0.18230

Non-controlling interests

On November 29, 2018, Hunt Commercial Mortgage Trust (“HCMT”), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares (“HCMT Preferred Shares”).  Net proceeds to HCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as “Non-controlling interests” in the Company’s consolidated balance sheets.  Dividends on the HCMT Preferred Shares are cumulative annual in an amount equal to 12% of the initial purchase price plus any accrued by unpaid dividends.  The HCMT Preferred Shares are redeemable at any time by HCMT.  Redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price  plus all accrued and unpaid dividends thereafter.  The holders of the HCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of HCMT or the Company.  The HCMT Preferred Shares are not convertible into or exchangeable for any other property or securities HCMT or the Company.  Dividends on the HCMT Preferred Shares, which amounted to $1,333 for the year ended December 31, 2018 are reflected in “Dividends to preferred stockholders” in the Company’s consolidated statements of operations.

NOTE 18 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
Net income (loss)		$(5,471,462)		$4,706,961
Less dividends paid:
Common stock	$6,578,196		$11,904,005
Preferred stock	3,528,588		3,522,036
		10,106,784		15,426,041
Undistributed earnings		$(15,578,246)		$(10,719,080)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.28	$0.28	$0.60	$0.60
Undistributed earnings (deficit)	(0.66)	(0.66)	(0.54)	(0.54)
Total	$(0.38)	$(0.38)	$0.06	$0.06

Pursuant to an agreement dated January 18, 2018, XL Investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it, and therefore no adjustment was needed for the calculation of diluted earnings per share for the year ended December 31, 2018. No adjustment was required for the calculation of diluted earnings per share for the year ended December 31, 2017, for the warrants described in Note 17 because the warrants' exercise price was greater than the average market price of the common shares for the period, and thereby anti-dilutive. For the year ended December 31,

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 18 – EARNINGS PER SHARE (Continued)

2018, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,613,636 and for the year ended December 31, 2017, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 20,048,128.

NOTE 19 – SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans, MBS and other mortgage-related investments, and operates as a single reporting segment.

NOTE 20 – INCOME TAXES

The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company is generally not subject to federal income taxation at the corporate level to the extent that it distributes 100% of its taxable earnings to shareholders annually and does not engage in prohibited transactions. Certain activities of the Company that produce prohibited income are conducted through a taxable REIT subsidiary ("TRS"), FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements.

Impacts of Tax Reform:

On December 22, 2017, the Tax Cut and Jobs Act (H.R. 1) (the "Tax Act") was signed into law. The Tax Act contains significant changes to corporate taxation, including the reduction of the corporate income tax rate to 21%. The Company has substantially completed our assessment of the effects of the Tax Act and were able to determine reasonable estimates for the impacts of the items specified below. The Company continues to monitor and analyze the application of the “Tax Act” to our business and continue to assess our provision for income taxes as future guidance is issued.

The key impacts of the Tax Act on the Company's financial statements for the year ended December 31, 2017 were:

(1) the federal statutory tax rate was reduced to 21% down from 35% in previous years. The related re-measurement of the deferred tax asset resulted in a reduction of $364,000 as of December 31, 2017. This amount is fully offset by a corresponding reduction to the valuation allowance as discussed in the paragraph below; and

(2) taxpayers that have existing AMT credit from previously paid AMT tax will be allowed to offset their regular tax liability for any future taxable year. Additionally, the AMT credit will be refundable for any taxable year beginning after December 31, 2017 and before January 1, 2022 in an amount equal to 50% of the excess AMT credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. In tax year 2021, 100% of any remaining excess AMT credit will be refunded. As a result, the valuation allowance attributable to prior years AMT credit in the amount of $19,000 is released and AMT credit accrued for the current year is recognized in the deferred tax asset.

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2018	2017
	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Hunt Companies Finance Trust, Inc.	(3,950)	4,707
GAAP net loss (income) from REIT operations	5,241	(4,645)
GAAP net income (loss) of taxable subsidiary	1,291	62
Capitalized transaction fees	(41)	(41)
Unrealized gain (loss)	(20)	639
Deferred income	(222)	19
Tax income (loss) of taxable subsidiary before utilization of net operating losses	1,008	679
Utilizations of net operating losses	(288)	(679)
Net tax income of taxable subsidiaries	720	—

The following is a reconciliation of the statutory federal and state tax rates to the effective rates, for the years ended December 31, 2018 and 2017:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 20 – INCOME TAXES (Continued)

	Year Ended December 31,
	2018	2017
	(in thousands)	(in thousands)
U.S. Federal Statutory Income Tax	(830)	1,601
State Taxes	61	1
REIT loss (income) not subject to federal income tax	1,101	(1,579)
Tax effect of U.S. corporate rate change	—	364
REIT Testing Income Tax(1)	1,956
Valuation Allowance	(767)	(406)
Total income tax provision (benefit)	1,522	(19)
Effective income tax rate	(38.50)%	0.41%

(1)	Please see REIT Testing and Tax on 75% Income Test Failure
The TRS has a deferred tax asset (liability), comprised of the following (in thousands):

	As of December 31, 2018	As of December 31, 2017
Accumulated net operating losses of TRS	263	337
Unrealized gain (loss)	245	251
Capitalized transaction costs	112	122
Deferred income	—	57
AMT Credit	—	19
Deferred tax asset	620	786
Valuation allowance	—	(767)
Net non-current deferred tax asset (liability)	620	19

The Company had provided a valuation allowance against it deferred tax assets for the year ended December 31, 2017, except for the refundable AMT credit as discussed above. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believed it was more likely than not that the deferred tax asset would not be fully realized. During 2018, the TRS reported GAAP earnings of $1.3 million which, when combined with the prior two years of profit and loss, resulted in cumulative GAAP earnings for the prior three years. The history of earnings, combined with the introduction of a new investment at the TRS in the fourth quarter of 2018, results in the Company's determination that, as of December 31, 2018, it is more likely than not that the Company will realize benefit from its deferred tax assets in subsequent periods. Therefore, the Company has reversed the valuation allowance effective as of December 31, 2018, the impact of which is reported as part of the net deferred tax benefit in the current period. At December 31, 2018, and 2017, the TRS had net operating loss carryforwards for federal income tax purposes of $1.0 million and $1.3 million, which are available to offset future taxable income and begin expiring in 2034.

As of December 31, 2018, the Company is not aware of any material uncertain tax positions, but the Company could be subject to federal and state tax audits for its tax years of 2015, 2016 and 2017.

REIT Testing and Tax on 75% Income Test Failure:

During tax years 2017 and 2018 the Company passed all the requisite ownership, asset and income tests, with the exception of the 2018 test under Section 856(c)(3) of the Code, also known as the 75% Income Test. The 75% Income Test requires that at least 75% of the gross income earned by the Company be generated by qualifying real estate income, including interest income on mortgages and realized gain on the sale of real estate assets. In our case, the gains generated by the asset protection hedging strategy resulting from the complete disposition of the MBS asset portfolio during 2018 were determined to be non-qualified income for purpose of the 75% Income Test and resulted in a failure of the 75% Income Test for the year-ended December 31, 2018. As a result, the Company also owed an income tax on the amount of the gross income that exceeded the 75% Income Test threshold. The calculation of the tax under Section 857(b)(5) of the Code resulted in an accrued tax liability of $1.96 million for 2018, which is reflected as part of the "(Provision for) benefit from income taxes" in the Company's consolidated statement of operations and "Other accounts payable and accrued expenses" in the Company's consolidated balance sheet. The Company believes it more likely than not that our REIT election will not be impacted in the current or future periods.

Deficiency Dividend:

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

NOTE 21 - SUBSEQUENT EVENTS

On January 15, 2019, the Company, together with its FOAC and Hunt CMT Equity subsidiaries (together with the Company, the “Credit Parties”), entered into a delayed draw facility (the “Delayed Draw Facility”) with the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (in

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 21 – SUBSEQUENT EVENT

such capacity, the “Agent”), providing for a term facility (the “Credit Agreement”) to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

The borrowings under the Delayed Draw Facility are joint and several obligations of the Credit Parties. In addition, the Credit Parties’ obligations under the Senior Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Delayed Draw Facility are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and includes senior and subordinated commercial real estate mortgage loans, preferred equity in a commercial real estate asset (directly or indirectly), commercial real estate construction mortgage loans and certain types of equity interests (the “Eligible Assets”). Borrowings under the Senior Secured Term Loan bear interest at a fixed rate of 7.25% for the five year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the fifth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until the maturity.

The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

On February 14, 2019, the Company drew on the Delayed Draw Facility in the aggregate principal amount of $40.25 million and used the net proceeds of $39.3 million and working capital of $1.1 million to redeem all 1,610,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends.

On March 18, 2019, the Company entered into a support agreement with its Manager, pursuant to which, its Manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million.

NOTE 22 - QUARTERLY FINANCIAL DATA

The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters.

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$21,516	$17,551	$9,719	$10,169
Total interest expense	(18,398)	(12,981)	(4,604)	(5,571)
Net interest income	3,118	4,570	5,115	4,598
Other-than-temporary impairment	—	—	—	—
Other income (loss)	11,410	(23,670)	1,361	(476)
Total expenses	3,213	2,390	2,123	2,250
Net income (loss) before provision for income taxes	—	—	—	1,872
(Provision for) benefit from income taxes	—	—	—	(1,522)
Net income (loss)	11,315	(21,490)	4,353	350
Net income (loss) attributable to common shareholders (basic and diluted)	10,434	(22,361)	3,473	(546)
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	10,434	(22,361)	3,473	(546)
Weighted average number of shares of common stock outstanding:	23,392,387	23,683,164	23,687,273	23,687,664
Basic and diluted income (loss) per share	0.45	(0.94)	0.15	(0.02)

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 22 – QUARTERLY FINANCIAL DATA (Continued)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$22,191	$21,595	$22,627	$22,720
Total interest expense	(16,408)	(16,767)	(17,881)	(17,938)
Net interest income	5,784	4,828	4,746	4,782
Other-than-temporary impairment	—	—	—	—
Other income (loss)	201	(3,989)	(5,949)	7,164
Total expenses	3,615	3,135	3,053	3,055
Net income (loss)	2,369	(2,297)	(4,256)	8,891
Net income (loss) attributable to common shareholders (basic and diluted)	1,489	(3,167)	(5,137)	8,000
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	1,489	(3,167)	(5,137)	8,000
Weighted average number of shares of common stock outstanding:	17,539,258	18,297,500	22,139,258	22,142,926
Basic and diluted income (loss) per share	0.08	(0.17)	(0.23)	0.36

Schedule IV – Mortgage Loans on
Real Estate

Reconciliation

Beginning Balance	—
Additions during period
Mortgage loans purchased	756,565,299
Other	—
Deductions during period
Mortgage loans sold	(201,392,408)
Amortization	—
Ending Balance	555,172,891