Form 10-Q
period 2019-03-31
Hunt Companies Finance Trust, Inc.
filed 2019-05-10
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
common stock, par value $0.01 per share	HCFT	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2019
Common stock, $0.01 par value	23,687,664

HUNT COMPANIES FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	3/31/2019(1)	12/31/2018(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$13,640,181	$7,882,862
Restricted cash	52,348,987	51,330,950
Commercial mortgage loans held-for-investment, at amortized cost	585,770,803	555,172,891
Receivables held in securitization trusts, at fair value(1)	—	24,357,335
Mortgage servicing rights, at fair value	3,617,788	3,997,786
Deferred offering costs	104,133	126,516
Accrued interest receivable	2,611,659	2,430,790
Investment related receivable	—	33,042,234
Other assets	1,313,438	1,010,671
Total assets	$659,406,989	$679,352,035
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Collateralized loan obligations (net of discount of $2,170,488 and $2,440,674 and deferred financing costs of $3,550,489 and $3,761,410 for March 31, 2019 and December 31, 2018, respectively)	504,460,023	503,978,918
Secured term loan (net of deferred financing costs of $949,456 for March 31, 2019)	39,300,544	—
Multi-family securitized debt obligations(1)	—	19,231,331
Accrued interest payable	1,017,648	1,231,649
Dividends payable	1,661,844	1,465,610
Fees and expenses payable to Manager	1,046,436	1,175,000
Other accounts payable and accrued expenses	2,649,607	2,066,189
Total liabilities	550,136,102	529,148,697
COMMITMENTS AND CONTINGENCIES (NOTES 15 & 16)
EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 1,610,000 issued and outstanding at December 31, 2018	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,687,664 and 23,687,664 shares issued and outstanding, at March 31, 2019 and December 31, 2018, respectively	236,832	236,832
Additional paid-in capital	228,194,105	231,305,743
Cumulative distributions to stockholders	(116,895,627)	(114,757,019)
Accumulated earnings (deficit)	(2,363,923)	(3,838,690)
Total stockholders' equity	109,171,387	150,103,838
Noncontrolling interests	$99,500	$99,500
Total equity	$109,270,887	$150,203,338
Total liabilities and equity	$659,406,989	$679,352,035

(1)
Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of December 31, 2018, assets of consolidated VIEs totaled $24,357,335, and the liabilities of consolidated VIEs totaled $19,595,186 respectively. See Notes 6 and 7 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$—	$7,079,590
Commercial mortgage loans held-for-investment	9,904,188	—
Multi-family loans held in securitization trusts	78,361	13,227,188
Residential loans held in securitization trusts	—	1,147,641
Cash and cash equivalents	—	61,042
Interest expense:
Repurchase agreements - available-for-sale securities	—	(4,951,537)
Collateralized loan obligations	(5,446,889)	—
Secured term loan	(329,113)	—
Multi-family securitized debt obligations	—	(12,526,295)
Residential securitized debt obligations	—	(920,057)
Net interest income	4,206,547	3,117,572
Other income:
Realized gain (loss) on investments, net	(709,439)	(2,848,007)
Realized gain (loss) on derivative contracts, net	—	2,792,794
Change in unrealized gain (loss) on derivative contracts, net	—	12,783,088
Change in unrealized gain (loss) on mortgage servicing rights	(379,998)	57,689
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	694,339	(1,355,774)
Change in unrealized gain (loss) on residential loans held in securitization trusts	—	(255,403)
Servicing income	248,214	219,978
Other income	—	15,875
Total other income (loss)	(146,884)	11,410,240
Expenses:
Management fee	553,459	576,135
General and administrative expenses	1,466,685	1,390,061
Operating expenses reimbursable to manager	540,037	746,092
Other operating expenses	37,757	404,469
Compensation expense	50,023	96,055
Total expenses	2,647,961	3,212,812
Net income (loss) before provision for income taxes	1,411,702	11,315,000
(Provision for) income taxes	63,065	—
Net income (loss)	1,474,767	11,315,000
Dividends to preferred stockholders	(480,472)	(880,509)
Deemed dividend on preferred stock related to redemption	(3,093,028)	—
Net income (loss) attributable to common stockholders	$(2,098,733)	$10,434,491
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(2,098,733)	$10,434,491
Weighted average number of shares of common stock outstanding	23,687,664	23,392,387
Basic and diluted income (loss) per share	$(0.09)	$0.45
Dividends declared per share of common stock	$0.07	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Net income (loss)	$1,474,767	$11,315,000

Other comprehensive income (loss):
Increase (decrease) in unrealized gain (loss) on available-for-sale securities, net	—	(12,154,936)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	1,289,589

Total other comprehensive income (loss)	—	(10,865,347)

Less: Dividends to preferred stockholders	(480,472)	(880,509)
Less: Deemed dividend on preferred stock related to redemption	(3,093,028)	—

Comprehensive income (loss) attributable to common stockholders	$(2,098,733)	$(430,856)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Noncontrolling interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2019	1,610,000	$37,156,972	23,687,664	$236,832	$231,305,743	$(114,757,019)	$(3,838,690)	$99,500	$150,203,338
Cost of issuing common stock	—	—	—	—	(22,383)	—	—	—	(22,383)
Redemption of preferred stock, net	(1,610,000)	(37,156,972)	—	—	(3,093,028)	—	—	—	(40,250,000)
Restricted stock compensation expense	—	—	—	—	3,773	—	—	—	3,773
Net income (loss)	—	—	—	—	—	—	1,474,767	—	1,474,767
Common dividends declared	—	—	—	—	—	(1,658,136)	—	—	(1,658,136)
Preferred dividends declared	—	—	—	—	—	(480,472)	—	—	(480,472)
Balance at March 31, 2019	—	$—	23,687,664	$236,832	$228,194,105	$(116,895,627)	$(2,363,923)	$99,500	$109,270,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,474,767	$11,315,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	—	1,243,752
Amortization of collateralized loan obligations discounts, net	270,184	—
Amortization of deferred offering costs	(22,383)	—
Amortization of deferred financing costs	232,009	—
Realized (gain) loss on investments, net	709,439	2,848,007
Realized (gain) loss on derivative contracts, net	—	(2,792,794)
Unrealized (gain) loss on derivative contracts	—	(12,783,088)
Unrealized (gain) loss on mortgage servicing rights	379,998	(57,689)
Unrealized (gain) loss on multi-family loans held in securitization trusts	(694,339)	1,355,774
Unrealized (gain) loss on residential loans held in securitization trusts	—	255,403
Restricted stock compensation expense	3,773	4,804
Net change in:
Accrued interest receivable	(180,869)	100,083
Deferred offering costs	22,383	(7,617)
Other assets	(302,767)	143,759
Accrued interest payable	149,854	(291,435)
Deferred income	—	51,450
Fees and expenses payable to Manager	(128,564)	567,711
Other accounts payable and accrued expenses	583,418	(63,221)
Net cash provided by operating activities	2,496,903	1,889,899
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(64,612,349)	—
Proceeds from sales of available-for-sale securities	—	144,210,537
Net proceeds from derivative contracts	—	2,792,794
Principal payments from available-for-sale securities	—	36,468,741
Principal payments from retained beneficial interests	4,747,049	—
Principal payments from commercial mortgage loans held-for-investment	34,014,437	—
Investment related receivable	33,042,234	(136,340,151)
Due from broker	—	12,617,662
Net cash provided by investing activities	7,191,371	59,749,583
Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	—	7,310,584
Redemption of preferred stock	(40,250,000)	—
Dividends paid on common stock	(1,421,259)	(2,314,686)
Dividends paid on preferred stock	(521,114)	(880,509)
Proceeds from repurchase agreements - available-for-sale securities	—	4,064,474,000
Proceeds from secured term loan	40,250,000	—
Payment of deferred financing costs	(970,545)	—
Principal repayments of repurchase agreements - available-for-sale securities	—	(4,121,936,000)
Net cash (used in) financing activities	(2,912,918)	(53,346,611)
Net increase in cash, cash equivalents and restricted cash	6,775,356	8,292,871
Cash, cash equivalents and restricted cash, beginning of period	59,213,812	45,622,602
Cash, cash equivalents and restricted cash, end of period	$65,989,168	$53,915,473
Supplemental disclosure of cash flow information
Cash paid for interest	$4,965,785	$5,242,972
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$1,661,844	$39,132
Net change in unrealized gain (loss) on available-for-sale securities	$—	$(10,865,347)
Consolidation of multi-family loans held in securitization trusts	$—	$1,111,092,392
Consolidation of residential loans held in securitization trusts	$—	$112,140,311
Consolidation of multi-family securitized debt obligations	$—	$1,090,753,067
Consolidation of residential securitized debt obligations	$—	$106,981,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Hunt Companies Finance Trust, Inc. (the "Company"), is a Maryland corporation that focuses primarily on investing in, financing and managing transitional multi-family and other commercial real estate loans. The Company is externally managed by Hunt Investment Management, LLC (the "Manager"), an affiliate of Hunt Companies, Inc. ("Hunt"). The Company's common stock is listed on the NYSE under the symbol "HCFT."

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust ("REIT") and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company is focused primarily on investing in transitional multifamily and other commercial real estate loans, which are floating rate first mortgage whole loans secured by multifamily and other commercial real estate properties that are not guaranteed by a U.S. government-sponsored entity.

On June 10, 2013, the Company established Five Oaks Acquisition Corp. ("FOAC") as a wholly owned taxable REIT subsidiary ("TRS"), for the acquisition and disposition of residential mortgage loans and certain other loan-related activities. The Company consolidates this subsidiary under generally accepted accounting principles in the United States of America ("GAAP").

In September 2014, and October 2014, respectively, the Company acquired first loss tranches issued or backed by two Freddie Mac-sponsored Multi-Family MBS K series securitizations (the "FREMF 2011-K13 Trust" and the "FREMF 2012-KF01 Trust"). The Company determined that each of the trusts was a variable interest entity ("VIE") and that in each case the Company was the primary beneficiary, and accordingly consolidated the assets, liabilities, income and expenses of the trusts into the Company’s financial statements in accordance with GAAP. On April 21, 2016, and April 26, 2016, respectively, the Company completed two re-securitization transactions (the "Re-REMIC transactions"). The Company previously consolidated the assets, liabilities, income and expenses of the newly established trusts, in each case based upon the Company’s purchase of first-loss securities of the Re-REMIC transactions. During the second quarter of 2018, the Company sold the first-loss tranche of the Re-REMIC related to the FREMF 2011-K13 Trust, and as a result having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expenses of the FREMF 2011-K13 Trust. In the first quarter of 2019, the first-loss tranche of the Re-REMIC related to the FREMF 2012-KF01 Trust was paid-in full, and as a result having determined it is no longer the primary beneficiary of that trust, no longer consolidates the assets, liabilities, income and expense of the FREMF 2012-KF01 Trust.

In December 2014, the Company acquired first loss and subordinated tranches issued by a residential mortgage-backed securitization (the "CSMC 2014-OAK1 Trust"). The Company determined this trust was a VIE and that the Company was the primary beneficiary, and accordingly consolidated the assets, liabilities, income and expenses of the trust into the Company's financial statements in accordance with GAAP. During the second quarter of 2018, the Company sold the first loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets,liabilities, income and expenses of the underlying trust.

On March 23, 2015, the Company established Oaks Funding LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of residential mortgage loan securitization transactions. The Company consolidates this subsidiary under GAAP. As of March 31, 2019, this subsidiary has no assets or liabilities.

On April 20, 2016, the Company established Oaks Funding II LLC as a wholly owned subsidiary of FOAC, to fulfill certain functions as depositor in respect of certain Re-REMIC transactions. The Company consolidates this subsidiary under GAAP. As of March 31, 2019, this subsidiary has no assets or liabilities.

On April 20, 2016, the Company established Oaks Holding I LLC as a wholly owned subsidiary to hold certain investment securities. The Company consolidates this subsidiary under GAAP. As of March 31, 2019, this subsidiary has no assets or liabilities.

On January 18, 2018, the Company announced a new strategic direction, and the entry into a new external management agreement with the Manager and the concurrent mutual termination of the prior management agreement with Oak Circle Capital Partners, LLC ("Oak Circle"). Following the change in management, the Company has substantially completed the reallocation of capital into investment opportunities focused in the commercial real estate mortgage space taking advantage of Hunt's pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates are experienced in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans has eliminated the need for complex interest-rate hedging. The new management agreement better aligns the Company's interests with those of its new manager through an incentive fee arrangement and agreed upon limitations on manager expense reimbursements from the Company.

In connection with the aforementioned transaction, an affiliate of Hunt purchased 1,539,406 shares of the Company's common stock in a private placement, at a purchase price of $4.77 per share resulting in an aggregate capital raise of $7,342,967. In addition, such Hunt affiliate also purchased 710,495 of the Company's shares from the Company's largest shareholder, XL Investments Ltd. ("XL Investments"), for the same price per share. The purchase price per share represented a 56.9% premium over the Company's common stock price as of the closing on January 17, 2018. In connection with the acquisition of shares from XL Investments, XL Investments agreed to terminate all of its previously held Company warrants. After completion of these share purchases, Hunt and its affiliates own approximately 9.5% of the Company's outstanding common shares. Also in connection with the transaction, and as further described in Section 10 of the Company's 2017 10-K/A filed with the Securities and Exchange Commission filed on November 13, 2018 and in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018, David Carroll resigned as a director, Chairman and CEO of the Company and the Company's board appointed James C. ("Chris") Hunt as a director and Chairman of the board and named James P. Flynn as CEO of the Company and Michael P. Larsen as President of the Company.

On April 30, 2018, as more particularly described in our current Report on Form 8-K filed on April 30, 2018, the Company acquired Hunt CMT Equity LLC for an aggregate purchase price of approximately $68 million, which was comprised of commercial mortgage loans financed through a collateralized loan obligation ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender ("Hunt CMT Finance, LLC) and eight loan participations from a Hunt affiliate. The assets of Hunt CRE 2017-FL1, Ltd. were comprised of performing floating-rate commercial mortgage loans with a portfolio balance of $339.4 million at acquisition date and $9.8 million in cash available for reinvestment. The securitization pool was financed by investment-grade notes with a notional principal balance of

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

On January 15, 2019, the Company, together with its FOAC and Hunt CMT Equity subsidiaries (together with the Company, the “Credit Parties”), entered into a delayed draw facility (the “Delayed Draw Facility”) with the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (in such capacity, the “Agent”), providing for a term facility (the “Credit Agreement”) to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

The borrowings under the Delayed Draw Facility are joint and several obligations of the Credit Parties. In addition, the Credit Parties’ obligations under the Delayed Draw Facility are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Delayed Draw Facility are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and includes senior and subordinated commercial real estate mortgage loans, preferred equity in a commercial real estate asset (directly or indirectly), commercial real estate construction mortgage loans and certain types of equity interests (the “Eligible Assets”). Borrowings under the Delayed Draw Facility bear interest at a fixed rate of 7.25% for the five year period following the initial draw-down, which is subject toa step up by 0.25% for the first four months after the fifth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until the maturity.

On February 14, 2019, the Company drew on the Delayed Draw Facility in the aggregate principal amount of $40.25 million and used the net proceeds of $39.3 million and working capital of $1.1 million to redeem all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends.

On March 18, 2019, the Company entered into a support agreement with its Manager, pursuant to which, its Manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2018, has been derived from audited financial statements. The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss), for the three months ended March 31, 2019, and for the three months ended March 31, 2018, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019, and the three months ended March 31, 2018, are unaudited.

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
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

During the second quarter of 2018, the Company sold the first-loss securities of the Re-REMIC related to the FREMF 2011-K13 Trust, and as a result, having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expenses of that trust. Additionally, during the second quarter of 2018, the Company sold the first-loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expenses of the underlying trust. In the first quarter of 2019, the first-loss tranche of the Re-REMIC related to the FREMF 2012-KF01 Trust was redeemed, and as a result, having determined the Company is no longer the primary beneficiary of that trust, no longer consolidates the assets, liabilities, income and expense of the trust. The Company's maximum exposure to loss from consolidated trusts was $0 and $4,762,149, respectively, at March 31, 2019 and December 31, 2018. At March 31, 2019, the Company did not have any exposure to consolidated trusts.

Additionally, the Company has evaluated its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At March 31, 2019, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations was $124,046,671 at March 31, 2019 and December 31, 2018.

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

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$13,640,181	$7,882,862
Restricted cash CRE 2017-FL1, Ltd.	43,193,321	24,085,890
Restricted cash CRE 2018-FL2, Ltd.	$9,155,666	$27,245,060
Total cash, cash equivalents and restricted cash	$65,989,168	$59,213,812

Restricted cash includes cash held within Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for purposes of reinvestment in qualifying commercial mortgage loans.

Deferred Income

Previously, certain service revenues received in the period were recorded as a liability in the Company’s condensed consolidated balance sheets in the line item “Deferred income”, for subsequent recognition as income in the Company’s condensed consolidated statements of operations in the line item "Other income"..

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

Commercial Mortgage Loans Held-for-Investment

Commercial mortgage loans held-for-investment represent floating-rate transitional loans and other commercial mortgage loans purchased by the Company. These loans include loans sold into securitizations that the Company consolidates. Commercial mortgage loans held-for-investment are intended to be held-to-

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

maturity and, accordingly, are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs (in respect of originated loans), premiums and discounts (in respect of purchased loans) and impairment, if any.

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, premiums and discounts associated with these loan investments are recorded over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of March 31, 2019, the Company did not hold any loans placed on non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2019, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Mortgage Servicing Rights and Excess Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at the Company’s TRS. As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. See Note 3 - Fair Value Measurement below for additional detail. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does not directly service any residential mortgage loans.

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

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary and accordingly they are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. Collateralized loan obligations are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums and discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $40.25 million Delayed Draw Facility with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal balance, net of deferred financing costs. Deferred financing costs of $970,545 associated with this liability are amortized to interest expense using the effective interest method over the term of the Secured Term Loan, or on a straight line basis when it approximates the effective interest method.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Available-for-Sale Securities, at Fair Value

Interest income on the Company’s Available-for-Sale ("AFS") securities portfolio, with the exception of Non-Agency RMBS IOs (as further described below), was accrued based on the actual coupon rate and the outstanding principal balance of such securities. The Company recognized interest income using the effective interest method for all AFS securities. As such, premiums and discounts were amortized or accreted into interest income over the lives of the securities in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs”, ASC 320-10, “Investments Debt and Equity Securities” or ASC 325-40, “Beneficial Interests in Securitized Financial Assets”, as applicable. Total interest income was recorded in the “Interest Income” line item on the condensed consolidated statements of operations.

 On at least a quarterly basis for securities accounted for under ASC 320-10 and ASC 310-20 (generally, Agency RMBS), prepayments of the underlying collateral were estimated, which directly affected the speed at which the Company amortized such securities. If actual and anticipated cash flows differed from previous estimates, the Company recognized a “catch-up” adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield through the reporting date.

Similarly, the Company also reassessed the cash flows on at least a quarterly basis for securities accounted for under ASC 325-40 and ASC 310-30 (generally Non-Agency RMBS and Multi-Family MBS). In estimating these cash flows, there were a number of assumptions that were subject to uncertainties and contingencies. These included the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans were judgmentally estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows were recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment as adjusted for credit impairment, if any.

For investments purchased with evidence of deterioration of credit quality for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable, the Company applied the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance.

Subsequent increases in cash flows expected to be collected were generally recognized prospectively through adjustment of the investment’s yield over its remaining life. Decreases in cash flows expected to be collected were recognized as impairment to the extent that such decreases were due, at least in part, to an increase in credit loss expectations (“credit impairment”). To the extent that decreases in cash flows expected to be collected were the result of factors other than credit impairment, for example a change in rate of prepayments, such changes were generally recognized prospectively through adjustment of the investment’s yield over its remaining life.

The Company’s accrual of interest, discount and premium for U.S. federal and other tax purposes was likely to differ from the financial accounting treatment of these items as described above.

Gains and losses from the sale of AFS securities were recorded within "realized gain (loss) on investments, net" in the Company's condensed consolidated statements of operations. Upon the sale of a security, the Company determined the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated other comprehensive income (loss) into earnings based on the specific identification method. Unrealized gains and losses on the Company’s AFS securities were recorded as "unrealized gain (loss) on available-for-sale securities, net" in the Company's condensed consolidated statements of comprehensive income (loss).

Impairment

The Company evaluated its MBS, on a quarterly basis, to assess whether a decline, if any, in the fair value of an AFS security below the Company's amortized cost basis was an other-than-temporary impairment (“OTTI”). The presence of OTTI was based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, OTTI should be recognized to the extent that a decrease in future cash flows expected to be collected is due, at least in part, to an increase in credit impairment. A decrease in future cash flows due to factors other than credit, for example a change in the rate of prepayments, is considered a non-credit impairment. The full amount of the difference between the security’s previous and new cost basis resulting from credit impairment is recognized currently in earnings, and the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method. Decreases in cash flows expected to be collected resulting from non-credit impairment are generally recognized prospectively through adjustment of the investment’s yield over its remaining life.

As of March 31, 2019 and December 31, 2018, the Company no longer held any AFS securities.

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts were comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01Trust, and residential mortgage loans held in the CSMC 2014-OAK1. Based on a number of factors, the Company determined it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, consolidated the trust, including its assets, liabilities, income and expenses in its financial statements. The Company elected the fair value option on each of the assets and liabilities held within the trusts. See Note 3 - Fair Value Measurement below for additional detail. The Company sold the subordinated securities of the FREMF 2011-K13 Trust on May

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

18, 2018 and the CSMC 2014-OAK1 Trust on June 18, 2018, and having determined that it was no longer the primary beneficiary of either trust as of those dates, the Company no longer consolidated either trust as of those dates. Additionally, in the first quarter of 2019, the first-loss tranche of the re-REMIC related to the FREMF 2012-KF01 Trust paid-in full, and as a result, having determined the Company is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expense of the trust.

Interest income on multi-family and residential mortgage loans held in securitization trusts was recognized at the loan coupon rate. Interest income recognition was suspended when mortgage loans were placed on non-accrual status. The accrual of interest on loans was discontinued when, in management’s opinion, the interest was considered non-collectible, and in all cases when payment became greater than 90 days past due. Loans returned to accrual status when principal and interest became current and were anticipated to be fully collectible.

As of March 31, 2019, the Company no longer held any multi-family securitization trusts and as of March 31, 2019 and December 31, 2018, respectively, the Company no longer held any residential securitization trusts.

Repurchase Agreements

The Company previously financed the acquisition of certain of its mortgage-backed securities through the use of repurchase agreements. Our repurchase agreements were generally short-term debt, which expired within one year. Borrowings under repurchase agreements generally bear interest rates at a specified margin over LIBOR and are generally uncommitted. In accordance with ASC 860 “Transfers and Servicing” the Company accounts for the repurchase agreements as collateralized financing transactions and they are carried at their contractual amounts, as specified in the respective agreements. The contractual amounts approximate fair value due to their short-term nature.

As of March 31, 2019 and December 31, 2018, the Company no longer had any repurchase agreements outstanding.

Multi-Family and Residential Securitized Debt Obligations

Multi-family and residential securitized debt obligations represented third-party liabilities of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust, and excluded the liabilities of the trust acquired by the Company that were eliminated on consolidation. The third-party obligations of the trust did not have any recourse to the Company as the consolidator of each trust.

As of March 31, 2019 the Company no longer had any multi-family securitized debt obligations outstanding and as of March 31, 2019 and December 31, 2018, respectively, the Company no longer had any residential securitized debt obligations outstanding.

Backstop Guarantees

The Company, through FOAC and in return for fees, provides seller eligibility and backstop guarantee services in respect of residential mortgage loans that are traded through one or more loan exchanges operated by MAXEX LLC (“MAXEX”). On June 27, 2018, FOAC entered into an amendment with MAXEX pursuant to which, amongst other things, FOAC's obligations to provide such seller eligibility and backstop guarantee services terminated at 11:59 p.m. (Eastern Standard Time) on December 31, 2018 or sooner, at MAXEX's option. See Note 14 and Note 15 for additional information regarding MAXEX. To the extent that a loan seller approved by FOAC fails to honor its obligations to repurchase one or more loans based on an arbitration finding that such seller has breached its representations and warranties, FOAC provides a backstop guarantee of the repurchase obligation. The Company has evaluated its backstop guarantees pursuant to ASC 460, Guarantees, and has determined them to be performance guarantees, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. FOAC is obligated in two respects: (i) a noncontingent liability, which represents FOAC's obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents FOAC’s obligation to make future payments if those triggering events occur. FOAC recognized the noncontingent liability at the inception of the guarantee at the fair value, which is the fee received or receivable, and is recorded on the Company’s consolidated balance sheet as a liability in the line item “Deferred income.” The Company amortizes these fees into income on a straight-line basis over five years, based on an assumed constant prepayment rate of 15% for residential mortgage loans and other observable data. The Company’s contingent liability is accounted for pursuant to ASC 450, Contingencies, pursuant to which the contingent liability must be recognized when its payment becomes probable and reasonably estimable.

As of March 31, 2019 and December 31, 2018, the Company no longer had any backstop guarantee obligations outstanding.

Common Stock

At March 31, 2019 and December 31, 2018, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 23,687,664 shares of common stock issued and outstanding at March 31, 2019 and December 31, 2018.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. As of December 31, 2018, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. There was no common stock repurchase activity for the three months ended March 31, 2019. As of March 31, 2019, $9.4 million of common stock remained authorized for future share repurchases under the Repurchase Program.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Preferred Stock

On February 14, 2019, the Company redeemed all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends. At December 31, 2018, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at December 31, 2018.

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

To maintain its qualification as a REIT, the Company must meet certain requirements (including but not limited to the following: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has met the requisite ownership, asset and income tests, with the exception of the 2018 75% gross income test. The failure of the 75% gross income test was a result of gains generated from termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company accrued a tax liability of $1.96 million as of December 31, 2018 as a result of its failure of the 75% gross income test. On April 12, 2019, in connection with filing its 2018 tax extensions, the Company paid the $1.96 million tax liability associated with the failure of the 75% gross income test.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
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

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which amends ASC topic 820, Fair Value Measurement, to reduce the disclosure requirements for fair value measurements. The amendments of ASU 2018-13 remove the requirements to disclose transfers between Levels 1 and 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy and the valuation process for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. Early adoption of this ASU was applied, which did not have a material impact on the Company's financial condition or results of operations..

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

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

Secured Term Loan

Designation

Secured term loans are carried at their outstanding unpaid principal balances, net of any unamortized discounts or debt issuance costs.

Determination of Fair Value

The Company's secured term loan is currently recorded at its outstanding unpaid principal balance, which is the Company's best estimate of fair value as a result of the recency of the February 13, 2019 draw on the Delayed Draw Facility. As such, the Company has determined this secured term loan should be classified as Level 2.

Available-for-sale Securities

The Company previously invested in Agency RMBS, Multi-Family MBS and Non-Agency RMBS.

Designation

The Company classified its MBS securities as AFS investments. Although the Company generally intended to hold most of its investment securities until maturity, however, as a result of its change in investment strategy, the Company sold all of these securities during 2018. All assets classified as AFS, except Non-Agency RMBS IOs, were reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of shareholders' equity. As a result of the fair value election, unrealized gains and losses on Non-Agency RMBS IOs were recorded in the Company’s consolidated statement of operations.

Determination of MBS Fair Value

The Company determined the fair values for the Agency RMBS, Multi-Family MBS and Non-Agency RMBS in its portfolio based on obtaining a valuation for each such security from third-party pricing services, and may have also obtained dealer quotes, as described below. The third-party pricing services used common market pricing methods that may have included pricing models that incorporated such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement, as applicable. The dealers incorporated common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security, including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security, as applicable.

The Company obtained pricing data from a primary third-party pricing service for each Agency RMBS, Multi-Family MBS and Non-Agency RMBS. If other available market data indicated that the pricing data from the primary third-party service was materially inaccurate, or pricing data was unavailable from the primary third-party pricing service, the Company undertook a review of other available prices and took additional steps to determine fair value. In all cases, the Company validated its understanding of methodology and assumptions underlying the fair value used. If the Company determined that the pricing data from the primary third-party service was materially inaccurate if it was not materially representative of where a specific security could be traded in the normal course of business. In making such determination, the Company followed a series of steps, including review of collateral marks from margin departments of repurchase agreement counterparties, utilization of bid list, inventory list and extensive unofficial market color, review of other third-party pricing service data and a yield analysis of each Multi-Family MBS and Non-Agency RMBS based on the pricing data from the primary third-party pricing service and the Company’s cash flow assumptions.

The Company reviewed all pricing of Agency and Non-Agency RMBS and Multi-Family MBS used to ensure that current market conditions were properly represented. This review included, but was not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing service for similar instruments were classified as Level 2 securities if the pricing methods used were consistent with the Level 2 definition. If quoted prices for a security were not reasonably and readily available from the pricing service, but dealer quotes were, the Company classified the security as a Level 2 security. If neither was available, the Company determined the fair value based on characteristics of the security that were received from the issuer and based on available market information received from dealers and classified it as a Level 3 security.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

Multi-Family Mortgage Loans Held in Securitization Trusts and Multi-Family Securitized Debt Obligations

Designation

Multi-family mortgage loans held in consolidated securitization trusts were comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust. Based on a number of factors, the Company previously determined that it was the primary beneficiary of the VIEs underlying the trusts, met the criteria for consolidation and, accordingly, consolidated the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, including its assets, liabilities, income and expenses in its financial statements. The Company elected the fair value option on each of the assets and liabilities held within the trusts. Following the sale during the second quarter of 2018 of the first-loss tranche of the FREMF 2011-K13 Trust and the repayment in full of the first-loss tranche of the FEMF 2012-KF01 Trust during the first quarter of 2019, the Company determined it was no longer the primary beneficiary of the trusts, and accordingly no longer consolidates the underlying trusts.

Determination of Fair Value

In accordance with ASU 2014-13, the Company previously elected the fair value option in respect of the assets and liabilities of the FREMF 2011-K13 and FREMF 2012-KF01 Trust. The trusts were “static”, that is no reinvestment was permitted and there was very limited active management of the underlying assets. Under the ASU, the Company was required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust was more observable, but in either case, the methodology resulted in the fair value of the assets of each of the trusts being equal to the fair value of their liabilities. The Company determined that the fair value of the liabilities of the trust was more observable, since in all cases prices for the liabilities were available from the primary third-party pricing service utilized for Multi-Family MBS, while the individual assets of each of the trusts were inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the assets of the trusts was an aggregate value derived from the fair value of the trust liabilities, the Company determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

Residential Mortgage Loans Held in Securitization Trusts and Residential Securitized Debt Obligations

Designation

Residential mortgage loans held in consolidated securitization trusts were comprised of residential mortgage loans held in the CSMC 2014-OAK1 Trust. Based on a number of factors, the Company previously determined that it was the primary beneficiary of the VIE underlying the trust, met the criteria for consolidation and, accordingly, consolidated the CSMC 2014-OAK1 Trust including its assets, liabilities, income and expenses in its financial statements. Following the sale during the second quarter of 2018 of the subordinated securities previously held by the Company, the Company determined that it was no longer the primary beneficiary of the trust, and accordingly ceased consolidating the underlying trust as of sale date. The Company previously elected the fair value option on each of the assets and liabilities held within the trust.

Determination of Fair Value

In accordance with ASU 2014-13, the Company previously elected the fair value option in respect of the assets and liabilities of the CSMC 2014-OAK1 Trust. The trust was “static”, that is no reinvestment is permitted and there was very limited active management of the underlying assets. Under the ASU, the Company was required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust was more observable, but in either case, the methodology resulted in the fair value of the assets of the trust being equal to the fair value of its liabilities. The Company determined that the fair value of the liabilities of the trust was more observable, since in all cases prices for the liabilities were available from the primary third-party pricing service utilized for Non-Agency RMBS, with the exception of the excess servicing rights, which were available from an alternative third-party pricing service. While the individual assets of the trust, i.e. the underlying residential mortgage loans, were capable of being priced, the Company determined that the pricing of the liabilities was more easily and readily determined. Given that the Company’s methodology for valuing the assets of the trust was an aggregate value derived from the fair value of the trust’s liabilities, the Company determined that the valuation of the trust assets in their entirety should be classified as Level 2 valuations.

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

The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities (“TBAs”), options, futures, swaps and caps. Due to the nature of these instruments, they may be in a receivable/

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in the consolidated balance sheet.

As of March 31, 2019, the Company no longer held any derivative financial instruments.

Other Financial Instruments

The carrying value of short term instruments, including cash and cash equivalents, receivables and repurchase agreements whose term is less than twelve months, generally approximates fair value due to the short-term nature of the instruments.

NOTE 4 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of March 31, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
March 31, 2019
Loans held-for-investment
Senior secured loans(3)	$585,770,803	$585,770,803	45	100.0%	6.5%	4.0
	585,770,803	585,770,803	45	100.0%	6.5%	4.0

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	555,172,891	555,172,891	44	100.0%	6.4%	4.1

(1)	Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of March 31, 2019 and December 31, 2018.
(2)    The weighted average life of each loan is based on the expected repayment of principal assuming all extension options are exercised by the borrower.

(3)
As of March 31, 2019, $581,878,684 of the outstanding senior secured loans were held in VIEs and $3,892,119 of the outstanding senior secured        are held outside VIEs. As of December 31, 2018, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

Activity: For the three months ended March 31, 2019, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2018	$555,172,891
Purchases	64,612,349
Proceeds from principal repayments	(34,014,437)
Balance at March 31, 2019	$585,770,803

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis. In conjunction with the quarterly commercial mortgage loan portfolio review, the Company assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors. Loans are rated "1" (very low risk) through "5" (default risk), which are described in Note 2. The following tables present the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of March 31, 2019 and December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 4 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

March 31, 2019
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—
2	7	63,522,869	63,522,869
3	34	483,865,447	483,865,447
4	4	38,382,487	38,382,487
5	—	—	—
	45	$585,770,803	585,770,803

As of March 31, 2019, the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 90.9% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

December 31, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—
2	5	51,589,000	51,589,000
3	34	455,323,082	455,323,082
4	5	48,260,809	48,260,809
5	—	—	—
	44	$555,172,891	555,172,891

As of December 31, 2018 , the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 91.3% of commercial loans held-for-invested rated 3 (Moderate Risk) or better by the Company's Manager.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of March 31, 2019 and December 31, 2018:

Loans Held-for-Investment

	March 31, 2019	December 31, 2018
Geography
Southwest	36.3%	30.2%
South	21.6	22.6
Midwest	17.5	20.2
Mid-Atlantic	11.3	10.3
West	7.7	10.8
Various	5.6	5.9
Total	100.0%	100.0%

	March 31, 2019	December 31, 2018
Collateral Property Type
Multi-Family	83.8%	87.2%
Office	7.3	7.6
Retail	7.2	1.2
Self-Storage	0.9	1.0
Mixed-Use	0.8	3.0
Total	100.0%	100.0%

The table below sets forth additional information relating to the Company's portfolio as of March 31, 2019:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 4 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Unpaid Principal Balance	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior Loan	12-Jun-17	4,675,000	4,675,000	Winston-Salem, NC	Multi-Family	1mL + 6.0%	1.3	77.2%
2	Senior Loan	5-Nov-15	5,535,000	5,535,000	Pascagoula, MS	Multi-Family	1mL + 4.5%	1.7	72.9%
3	Senior Loan	11-Oct-17	6,370,000	6,370,000	New Orleans, LA	Multi-Family	1mL + 4.1%	3.7	75.5%
4	Senior Loan	13-Oct-17	14,715,000	14,715,000	Hattiesburg, MS	Multi-Family	1mL + 4.8%	3.7	78.4%
5	Senior Loan	9-Jan-18	10,317,000	9,518,294	North Highlands, CA	Multi-Family	1mL + 4.0%	3.9	79.0%
6	Senior Loan	16-Jun-17	5,634,482	5,543,885	Dallas, TX	Multi-Family	1mL + 4.8%	3.3	75.2%
7	Senior Loan	15-Nov-17	30,505,000	30,505,000	Phoenix, AZ	Multi-Family	1mL + 3.8%	3.8	74.3%
8	Senior Loan	30-Nov-16	5,000,000	4,675,039	Stafford, TX	Office	1mL + 5.5%	2.8	56.4%
9	Senior Loan	29-Sep-17	12,364,000	11,950,194	Austell, GA	Multi-Family	1mL + 4.2%	3.6	80.4%
10	Senior Loan	29-Jun-16	8,882,738	8,882,738	Various, TX	Multi-Family	1mL + 5.5%	0.3	69.2%
11	Senior Loan	1-Dec-17	19,110,000	19,110,000	Tuscon, AZ	Multi-Family	1mL + 4.5%	3.8	80.3%
12	Senior Loan	8-Aug-18	35,000,000	31,939,667	Dallas, TX	Multi-Family	1mL + 3.7%	4.4	81.2%
13	Senior Loan	27-Dec-17	7,600,000	7,600,000	Philadelphia, PA	Multi-Family	1mL + 4.1%	3.8	79.8%
14	Senior Loan	9-Jul-18	33,830,000	29,338,307	Baltimore, MD	Multi-Family	1mL + 3.1%	4.4	77.6%
15	Senior Loan	9-Oct-18	9,250,000	8,511,430	Dallas, TX	Multi-Family	1mL + 3.7%	4.7	78.4%
16	Senior Loan	10-Oct-18	3,569,150	2,788,015	Philadelphia, PA	Multi-Family	1mL + 4.6%	4.7	79.6%
17	Senior Loan	30-Nov-18	72,000,000	33,000,000	Various	Multi-Family	1mL + 4.1%	4.8	70.4%
18	Senior Loan	6-Dec-18	21,000,000	17,448,900	Greensboro, NC	Multi-Family	1mL + 3.4%	4.8	79.8%
19	Senior Loan	13-Dec-18	17,000,000	17,000,000	Seattle, WA	Multi-Family	1mL + 3.8%	2.8	53.7%
20	Senior Loan	18-Jan-19	10,750,000	7,958,000	Philadelphia, PA	Multi-Family	1mL + 4.0%	4.9	71.3%
21	Senior Loan	28-Dec-18	24,123,000	17,000,000	Austin, TX	Retail	1mL + 4.1%	4.8	60.5%
22	Senior Loan	13-Mar-19	19,360,000	15,862,000	Barytown, TX	Multi-Family	1mL + 3.1%	5.1	80.5%
23	Senior Loan	5-Jun-18	50,858,145	35,625,000	Palatine, IL	Multi-Family	1mL + 4.3%	4.3	68.5%
24	Senior Loan	18-May-18	28,000,000	25,355,116	Woodridge, IL	Multi-Family	1mL + 3.8%	4.3	76.4%
25	Senior Loan	29-Nov-17	22,500,000	22,500,000	Richmond, TX	Multi-Family	1mL + 3.9%	1.8	73.5%
26	Senior Loan	31-May-18	24,700,000	19,430,000	Omaha, NE	Multi-Family	1mL + 3.7%	4.3	77.3%
27	Senior Loan	28-Jun-18	17,000,000	14,800,000	Greenville, SC	Multi-Family	1mL + 3.9%	4.3	76.3%
28	Senior Loan	26-Mar-18	19,235,000	14,212,713	Rochelle Park, NJ	Office	1mL + 4.0%	4.1	76.8%
29	Senior Loan	1-Feb-18	14,320,000	12,920,000	Fresno, CA	Multi-Family	1mL + 3.9%	3.9	82.4%
30	Senior Loan	23-Jul-18	16,200,000	12,432,514	Chicago, IL	Office	1mL + 3.8%	4.4	72.7%
31	Senior Loan	24-May-18	12,720,000	11,323,290	Austin, TX	Multi-Family	1mL + 3.6%	4.3	80.2%
32	Senior Loan	25-May-18	11,000,000	9,440,000	Phoenix, AZ	Multi-Family	1mL + 3.9%	4.3	69.4%
33	Senior Loan	12-Mar-18	9,112,000	9,112,000	Waco, TX	Multi-Family	1mL + 4.8%	4.1	78.3%
34	Senior Loan	15-Feb-18	10,500,000	8,708,582	Atlanta, GA	Multi-Family	1mL + 4.3%	4.0	80.2%
35	Senior Loan	23-Feb-18	8,070,000	8,070,000	Little Rock, AR	Multi-Family	1mL + 4.3%	4.0	81.3%
36	Senior Loan	30-Aug-18	9,034,000	8,000,000	Blacksburg, VA	Multi-Family	1mL + 3.9%	4.5	66.6%
37	Senior Loan	7-Aug-18	9,000,000	8,053,748	Birmingham, AL	Multi-Family	1mL + 3.5%	4.5	78.0%
38	Senior Loan	4-Apr-18	7,332,000	6,874,000	Little Rock, AR	Office	1mL + 4.9%	4.1	72.4%
39	Senior Loan	2-Aug-18	10,000,000	6,860,637	Goldsboro, NC	Retail	1mL + 4.0%	4.4	56.5%
40	Senior Loan	9-Nov-17	6,647,000	5,547,000	Las Vegas, NV	Self-Storage	1mL + 4.3%	3.8	76.0%
41	Senior Loan	22-Jun-18	6,200,000	5,667,487	Chicago, IL	Multi-Family	1mL + 4.1%	4.3	80.5%
42	Senior Loan	29-Jun-18	4,525,000	4,404,365	Washington, DC	Mixed Use	1mL + 4.7%	4.3	73.3%
43	Senior Loan	30-Apr-18	4,080,000	3,793,542	Wichita, KS	Multi-Family	1mL + 5.0%	4.2	69.0%
44	Senior Loan	30-Nov-18	8,250,000	4,714,340	Decatur, GA	Office	1mL + 4.1%	4.7	56.8%
45	Senior Loan	28-Dec-18	20,850,000	18,000,000	Austin, TX	Retail	1mL + 3.9%	4.8	71.4%

(1)	See Note 16 Commitments and Contingencies for further discussion of unfunded commitments.

(2)
LTV as of the date the loan was originated by a Hunt affiliate and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to the origination date.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

As of March 31, 2019 and December 31, 2018, the Company no longer held AFS securities.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
AFS securities sold, at cost	$147,058,544
Proceeds from AFS securities sold	$144,210,537
Net realized gain (loss) on sale of AFS securities	$(2,848,007)

Gains and losses from the sale of AFS securities are recorded within "realized gain (loss) on sale of investments, net" in the Company's condensed consolidated statements of operations.

The following table presents components of interest income on the Company’s AFS securities for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$8,323,342	$(1,275,855)	$7,047,487
Multi-Family	—	32,103	32,103
Total	$8,323,342	$(1,243,752)	$7,079,590

NOTE 6 – THE FREMF TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which required that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts was limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $0 at March 31, 2019 and $4,762,149 at December 31, 2018. The Company sold the underlying Multi-Family MBS of the FREMF 2011-K13 trust effective May 18, 2018 and on January 25, 2019, the FREMF 2012-KF01 trust was paid-in full. As of March 31, 2019 the Company no longer held any FREMF Trusts.

The condensed consolidated balance sheets of the FREMF trusts at December 31, 2018 are set out below:

Balance Sheets	December 31, 2018
Assets
Multi-family mortgage loans held in securitization trusts	$—
Receivables	24,357,335
Total assets	$24,357,335
Liabilities and Equity
Multi-family securitized debt obligations	$19,231,331
Payables	363,855
Total liabilities	$19,595,186
Equity	4,762,149
Total liabilities and equity	$24,357,335

As of December 31, 2018, all of the loans within the FREMF 2012-KF01 trust had been paid-in full. Accordingly, the assets of the trust consisted of the non-distributed cash proceeds of the loan redemptions.

The condensed consolidated statements of operations of the FREMF trusts for the three months ended March 31, 2019 and March 31, 2018 are as follows:

Statements of Operations	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Interest income	$78,361	$13,227,188
Interest expense	—	12,526,295
Net interest income	$78,361	$700,893
General and administrative fees	—	(623,254)
Unrealized gain (loss) on multi-family loans held in securitization trusts	694,339	(1,355,774)
Net income (loss)	$772,700	$(1,278,135)

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 6 – THE FREMF TRUSTS (Continued)

During the three months ended March 31, 2019, the consolidated trust incurred realized losses of $709,439.

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust was limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014. The Company sold all underlying Non-Agency RMBS of the trust effective June 18, 2018. As of March 31, 2019, the Company no longer held any residential mortgage loan securitization trusts.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three months ended March 31, 2018 are as follows:

Statements of Operations	Three Months Ended March 31, 2018
Interest income	$1,147,641
Interest expense	920,057
Net interest income	$227,584
General and administrative fees	(6,928)
Unrealized gain (loss) on residential loans held in securitization trusts	(255,403)
Net income (loss)	$(34,747)

NOE 8 - USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

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

As further discussed in Notes 2, 6 and 7, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company then undertook an analysis of whether it is the primary beneficiary of any of these VIEs, and determined that it was the primary beneficiary of the FREMF 2012-KF01 Trust as of December 31, 2018 and through January 25, 2019, the repayment date of the underlying security. Accordingly, the Company consolidated the assets, liabilities, income and expenses of this trust in its financial statements through January 25, 2019 and December 31, 2018. However, the assets of the trust are restricted, and can only be used to fulfill the obligations of the trust. Additionally, the obligations of the trust do not have any recourse to the Company as the consolidator of the trust. The Company has elected the fair value option in respect of the assets and liabilities of the trusts. As noted in Notes 6 and 7, the Company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively, and the FREMF 2012-KF01was paid-in full effective January 25, 2019, and henceforth no longer consolidates these three trusts.

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

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at March 31, 2019 and December 31, 2018 included the following VIE assets and liabilities:

ASSETS	March 31, 2019	December 31, 2018
Cash, cash equivalents and restricted cash	$52,348,987	$51,330,950
Accrued interest receivable	2,591,990	2,398,905
Investment related receivable	—	32,666,128
Loans held for investment	581,878,684	550,555,503
Total Assets	$636,819,661	$636,951,486

LIABILITIES
Accrued interest payable	$936,589	$867,794
Collateralized loan obligations(1)	504,460,023	503,978,918
Total Liabilities	$505,396,612	$504,846,712
Equity	131,423,050	132,104,774
Total liabilities and equity	$636,819,661	$636,951,486

(1)
The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 8 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

The following tables present certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. as of March 31, 2019 and December 31, 2018:

As of March 31, 2019
Collateral (loan investments)		Debt (notes issued)
Unpaid Principal Balance	Carrying Value	Face Value	Carrying Value
$581,878,684	$581,878,684	$510,181,000	$504,460,023

As of December 31, 2018
Collateral (loan investments)		Debt (notes issued)
Unpaid Principal Balance	Carrying Value	Face Value	Carrying Value
$550,555,503	$550,555,503	$510,181,000	$503,978,918

NOTE 9 - RESTRICTED CASH

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

NOTE 10 - SECURED TERM LOAN

Secured Term Loan

The Company borrowed funds under the Secured Term Loan on February 14, 2019. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs. As of March 31, 2019, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	March 31, 2019
	Outstanding Balance	Total Commitment
Secured Term Loan	$40,250,000	$40,250,000
Total	$40,250,000	$40,250,000

On January 15, 2019, the Company, together with its FOAC and Hunt CMT Equity subsidiaries (together with the Company, the “Credit Parties”), entered into a delayed draw facility (the “Delayed Draw Facility”) with the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (in such capacity, the “Agent”), providing for a term facility (the “Credit Agreement”) to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

The borrowings under the Delayed Draw Facility are joint and several obligations of the Credit Parties. In addition, the Credit Parties’ obligations under the Delayed Draw Facility are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Delayed Draw Facility are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and includes senior and subordinated commercial real estate mortgage loans, preferred equity in commercial real estate assets (directly or indirectly), commercial real estate construction mortgage loans and certain types of equity interests (the “Eligible Assets”). Borrowings under the Delayed Draw Facility bear interest at a fixed rate of 7.25% for the five year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the fifth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until the maturity.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 11 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS (Continued)

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three months ended March 31, 2018. The Company did not hold any derivative instruments as of March 31, 2019:

	Three Months Ended March 31, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$2,792,794	$12,783,088	$15,575,882
Total	$2,792,794	$12,783,088	$15,575,882

NOTE 12 - MSRs

During the three months ended March 31, 2019, the Company retained the servicing rights associated with an aggregate principal balance of $398,097,489 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. In addition, the Company previously consolidated the assets and liabilities of the CSMC 2014-OAK1 Trust, but following the sale of subordinated and first loss securities during the second quarter of 2018, the Company has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. Consequently, MSRs associated with this trust are recorded on the Company's condensed consolidated balance sheet at March 31, 2019.

The following table presents the Company’s MSR activity for the three months ended March 31, 2019 and the three months ended March 31, 2018:

	March 31, 2019	March 31, 2018
Balance at beginning of period	$3,997,786	$2,963,861
MSRs relating to sales to securitizations	—	—
MSRs related to deconsolidation of securitization trust	—	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(289,762)	174,761
Other changes to fair value(1)	(90,236)	(117,073)
Balance at end of period	$3,617,788	$3,021,549

Loans associated with MSRs(2)	$398,097,489	$324,933,643
MSR values as percent of loans(3)	0.91%	0.93%

(1)	Amounts represent changes due to realization of expected cash flows.

(2)	Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at March 31, 2019 and March 31, 2018, respectively.

(3)	Amounts represent the carrying value of MSRs at March 31, 2019 and March 31, 2018, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Servicing income	$248,214	$219,978
Total servicing income	$248,214	$219,978

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 13 - FINANCIAL INSTRUMENTS

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

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value within the fair value hierarchy levels as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2019
Assets:
Mortgage servicing rights	—	—	3,617,788	3,617,788
Total	$—	$—	$3,617,788	$3,617,788

	December 31, 2018
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2018
Assets:
Mortgage servicing rights	—	—	3,997,786	3,997,786
Total	$—	$—	$3,997,786	$3,997,786

Liabilities:
Multi-family securitized debt obligations	$—	$(19,231,331)	$—	$(19,231,331)
Total	$—	$(19,231,331)	$—	$(19,231,331)

As of March 31, 2019 and December 31, 2018, the Company had $3,617,788 and $3,997,786, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Notes 3 and 12.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at March 31, 2019 and December 31, 2018:

As of March 31, 2019
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 24.0%	11.5%
	Discount rate	12.0%	12.0%

As of December 31, 2018
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 20.4%	10.1%
	Discount rate	12.0%	12.0%

As discussed in Note 3, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 3:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 13 – FINANCIAL INSTRUMENTS (Continued)

	March 31, 2019
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$13,640,181	$13,640,181	$13,640,181
Restricted cash	52,348,987	52,348,987	52,348,987
Commercial mortgage loans held-for-investment	585,770,803	585,770,803	585,770,803
Total	$651,759,971	$651,759,971	$651,759,971

Liabilities:
Collateralized loan obligations	$504,460,023	$510,181,000	$509,101,491
Secured Term Loan	39,300,544	40,250,000	40,250,000
Total	$543,760,567	$550,431,000	$549,351,491

	December 31, 2018
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$7,882,862	$7,882,862	$7,882,862
Restricted cash	51,330,950	51,330,950	51,330,950
Cash held in securitization trusts, at fair value	24,357,335	24,357,335	24,357,335
Commercial mortgage loans held-for-investment	555,172,891	555,172,891	555,172,891
Total	$638,744,038	$638,744,038	$638,744,038

Liabilities:
Collateralized loan obligations	$503,978,918	$510,181,000	$509,000,439
Total	$503,978,918	$510,181,000	$509,000,439

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

NOTE 14 RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the prior management agreement in effect through January 18, 2018, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity meant the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. On January 18, 2018, the management agreement in effect for the year ended December 31, 2017 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 18, 2019, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum.

On June 7, 2017, the prior manager agreed to waive a portion equal to 0.75% of its 1.50% management fee on the net proceeds of the June 16, 2017 common stock offering, for the next twelve monthly payments, beginning with the payment due for the month of June 2017. Due to the termination of the previous management agreement with Oak Circle, the fee waiver terminated on January 18, 2018. The net amount of management fee waived from January 1, 2018 to January 18, 2018 was $6,959.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

For the three months ended March 31, 2019, the Company incurred management fees of $553,459 (March 31, 2018: $576,135, net of $6,959 in management fees waived), recorded as "Management Fee" in the condensed consolidated statement of operations, of which $567,000 (March 31, 2018: $577,000) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

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

On March 18, 2019, the Company entered into a support agreement with the Manager, pursuant to which, the Manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million.

For the three months ended March 31, 2019, the Company incurred reimbursable expenses of $540,037 (March 31, 2018: $746,092), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $479,436 (March 31, 2018: $742,711) was accrued but had not yet been paid and included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

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

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$3.40	4,500	$4.33
Granted	—	—	—	—
Vested	—	—	—	—
Outstanding Unvested Shares at End of Period	4,500	$3.40	4,500	$4.33

For the period ended March 31, 2019, the Company recognized compensation expense related to restricted common stock of $3,773 (2018: $4,805). The Company has unrecognized compensation expense of $4,150 as of March 31, 2019 (2018: $10,730) for unvested shares of restricted common stock. As of March 31, 2019, the weighted average period for which the unrecognized compensation expense will be recognized is 3.3 months.

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company had a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of March 31, 2018, the Company received $67,325 in fees, net of $15,704 in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. The Company did not receive any fees from MAXEX for the three months ended March 31, 2019. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770. The fees received that were related to seller eligibility review and backstop services were recorded on the Company's consolidated balance sheet as a liability in the line item "Deferred Income." See Note 15 for additional disclosure relating to the backstop services.

Hunt Finance Company, LLC

During the first quarter of 2019, Hunt CRE 2017-FL1, Ltd. purchased three loans with an aggregate unpaid principal balance of $40,820,000 at par and Hunt CRE 2018-FL2 purchased one loan with an unpaid principal balance of $18,000,000 at par from Hunt Finance Company ("HFC"), LLC, an affiliate of our Manager.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 15 - GUARANTEES

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. See Note 14 for a further description of MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"), FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide further seller eligibility review and backstop guarantee services terminated on the MAXEX Termination Date. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternate Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20,000,000 and (b) minimum available liquidity equal to the greater of (x) $5,000,000 and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternate Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $1,405,182,222 as of March 31, 2019 and $1,405,182,222 as of December 31, 2018, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable to MAXEX. As of March 31, 2019, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation. See Note 2 for information on the Company's accounting policy with respect to guarantee fees receivable.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2019.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

As of March 31, 2019 and December 31, 2018, the Company had $36.9 million and $16.0 million of unfunded commitments related to loans held in Hunt CRE 2017-FL1, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

As of March 31, 2019 and December 31, 2018, HFC, an affiliate of the Manager, had $54.3 million and $55.4 million of unfunded commitments related to loans held in Hunt CRE 2018-FL2, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 17 - EQUITY

Ownership and Warrants

Pursuant to the terms of the May 2012 private offering, the Company agreed to issue to XL Investments Ltd warrants to purchase the Company’s common stock. The warrants were subsequently issued, effective as of September 29, 2012, and following adjustment in December 2016, entitled XL Investments Ltd, to purchase an aggregate of 3,753,492 shares of the Company’s common stock at a per share exercise price equal to $13.11. XL Global, Inc., a indirect subsidiary of AXA SA, held a minority stake in the previous manager. Pursuant to an agreement dated January 18, 2018, XL Investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it.

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 23,687,664 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

On January 18, 2018, the Company issued 1,539,406 shares of common stock to an affiliate of the Manager in a private placement at a purchase price of $4.77 per share resulting in aggregate net proceeds of $7.3 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. As of March 31, 2019, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the three months ended March 31, 2019. As of March 31, 2019, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company had 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of December 31, 2018. The Series A Preferred Stock was entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and was senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declared quarterly and paid monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company's common stock unless full cumulative dividends have been paid on the preferred stock. The Company paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013. On February 14, 2019, the Company redeemed all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends.

Distributions to stockholders

For the 2019 taxable year to date, the Company has declared dividends to common stockholders totaling $1,658,136, or $0.07 per share. The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 18, 2019	March 29, 2019	April 15, 2019	$1,658,136	$0.07000

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the three months ended March 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 7, 2018	January 15, 2019	January 28, 2019	$332,626	$0.20660
December 7, 2018	February 14, 2019	February 14, 2019	$188,488	$0.11710

Non-controlling interests

On November 29, 2018, Hunt Commercial Mortgage Trust (“HCMT”), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares (“HCMT Preferred Shares”).  Net proceeds to HCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as “Non-controlling interests” in the Company’s consolidated balance sheets.  Dividends on the HCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The HCMT Preferred Shares are redeemable at any time by HCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price  plus all accrued and unpaid dividends thereafter.  The holders of the HCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of HCMT or the Company.  The HCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of HCMT or the Company.  Dividends on the HCMT Preferred Shares, which amounted to $1,333 for the year ended December 31, 2018 are reflected in “Dividends to preferred stockholders” in the Company’s consolidated statements of operations. As of March 31, 2019, HCMT had $3,708

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 17 – EQUITY (continued)

in accrued and unpaid dividends on the preferred shares which are reflected in "Dividends payable" in the Company's condensed consolidated balance sheet and in "Dividends to preferred stockholders" in the Company's consolidated statements of operations.

NOTE 18 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Net income (loss)		$1,474,767		$11,315,000

Less dividends:
Common stock	$1,658,136		$2,314,686
Preferred stock	480,472		880,509
Deemed dividend on preferred stock related to redemption	3,093,028		—
		5,231,636		3,195,195
Undistributed earnings (deficit)		$(3,756,869)		$8,119,805

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.07	$0.07	$0.10	$0.10
Undistributed earnings (deficit)	(0.16)	(0.16)	0.35	0.35
Total	$(0.09)	$(0.09)	$0.45	$0.45

Pursuant to an agreement dated January 18, 2018, XL investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it, and therefore no adjustment was needed for the calculation of diluted earnings per share for the three months ended March 31, 2019. No adjustment was required for the calculation of diluted earnings per share for the three months March 31, 2018, for the warrants described in Note 17 because the warrants’ exercise price was greater than the average market price of the common shares for the period, and thereby anti-dilutive. For the three months ended March 31, 2019 the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,687,664 and for the three months ended March 31, 2018, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,392,387.

NOTE 19 - SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments, and operates as a single reporting segment.

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 20 - INCOME TAXES (continued)

	As of March 31, 2019	As of March 31, 2018
GAAP consolidated net income (loss) attributable to Five Oaks Investment Corp	1,411	12,829
GAAP net loss (income) from REIT operations	(1,311)	(12,559)
GAAP net income (loss) of taxable subsidiary	100	270
Capitalized transaction fees	(10)	(10)
Unrealized gain (loss)	380	(50)
Deferred income	—	52
Tax income (loss) of taxable subsidiary before utilization of net operating losses	470	262
Current state tax expense	(102)	—
Utilizations of net operating losses	(68)	(262)
Net tax income of taxable subsidiaries	300	—

The TRS has a deferred tax asset, comprised of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Accumulated net operating losses of TRS	297	263
Unrealized (gain) loss	417	245
Capitalized transaction costs	133	112
Deferred tax asset (liability)	847	620

The Company had provided a valuation allowance against its deferred tax assets for the three months ended March 31, 2018. The Company recorded a 100% valuation allowance related to the TRS net deferred tax asset because it believed it was more likely than not that the deferred tax asset would not be fully realized. During 2018, the TRS reported GAAP earnings of $1.3 million which, when combined with the prior two years of profit and loss, resulted in cumulative GAAP earnings for the prior three years. The history of earnings, combined with the introduction of a new investment at the TRS in the fourth quarter of 2018, results in the Company's determination that, as of March 31, 2019, it is more likely than not that the Company will realize benefit from its deferred tax assets in subsequent periods. At March 31, 2019, the TRS had net operating loss carryforwards for federal income tax purposes of $0.95 million, which are available to offset future taxable income and begin expiring in 2034.

As of March 31, 2019, the Company is not aware of any material uncertain tax positions, but the Company could be subject to federal and state income taxes for its open tax years of 2016, 2017 and 2018.

REIT Testing and Tax on 75% Income Test Failure

During tax years 2017 and 2018 the Company passed all the requisite ownership, asset and income tests, with the exception of the 2018 test under Section 856(c)(3) of the Code, also known as the 75% Income Test. The 75% Income Test required that at least 75% of the gross income earned by the Company be generated by qualifying real estate income, including interest income on mortgages and realized gain on the sale of real estate assets. In our case, the gains generated by the asset protection hedging strategy resulting from the complete dissolution of the MBS asset portfolio during 2018 were determined to be non-qualified income for the purpose of the 75% Income Test and resulted in a failure of the 75% Income Test for the year-ended December 31, 2018. As a result, the Company also owed an income tax on the amount of the gross income that exceeded the 75% Income Test threshold. The calculation of the tax under Section 857(b)(5) of the Code resulted in an accrued tax liability of $1.96 million for 2018, which is reflected as part of the "(Provision for) benefit from income taxes" in the Company's condensed consolidated statements of operations and "Other accounts payable and accrued expenses" in the Company's condensed consolidated balance sheets. The Company believes it more likely than not that our REIT election will not be impacted in the current or future periods. On April 12, 2019, in connection with filing its 2018 tax extensions, the Company paid the $1.96 million tax liability associated with the failure of the 75% gross income test.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our annual report on Form 10-K for the year ended December 31, 2018, or our 2018 10-K, filed with the Securities and Exchange Commission, or SEC, on March 18, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "will," "seek," "would," "could" or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form10-K for the year ended December 31, 2018 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additional information concerning these and other risk factors are contained in our 2018 10-K which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Overview

We are a Maryland corporation that is focused on investing in, financing and managing transitional multi-family and other commercial real estate loans.

In January 2018, we entered into a series of transactions with subsidiaries of Hunt Companies, Inc. ("Hunt"), a holding company that invests in businesses focused in the real estate and infrastructure markets, including investment management, mortgage banking, direct lending, loan servicing, asset management, property management, development, construction, advisory and mortgage servicing rights. We entered into a new management agreement with Hunt Investment Management, LLC ("HIM" or, our "Manager"), while another affiliate of Hunt purchased an ownership stake of approximately 9.5% through a combination of a privately-placed stock issuance and a purchase from our largest shareholder, XL Investments. The transactions were intended to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, as well as direct access to Hunt's pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. As of March 31, 2019, we had completed the sale of our Agency, Non-Agency RMBS and Multi-Family MBS assets. We reallocated a large majority of our capital into commercial mortgage loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

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

We finance our current investments in transitional multi-family and other commercial real estate loans primarily through match term collateralized loan obligations, and may utilize long-term warehouse repurchase agreement financing in the future. Our primary sources of income are net interest income from our investment portfolio and fees related to mortgage servicing rights. Net interest income represents the interest income we earn on investments less the expenses of funding these investments.

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

Also on January 18, 2018, we and Oak Circle, entered into a Termination Agreement ("Termination Agreement") pursuant to which we and Oak Circle agreed to mutually and immediately terminate that certain management agreement, dated May 16, 2012, by and between us and Oak Circle. Under the terms of the Termination Agreement we did not pay Oak Circle a termination fee.

On March 18, 2019, we entered into a support agreement with our Manager, pursuant to which our Manager agreed to reduce the reimbursement cap by 25% of such cap per annum subject to such annual support not exceeding $568,000 until such support equaled approximately $1.96 million.

We have elected to be taxed as a REIT and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may become subject to some federal, state and local taxes on our income generated in our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp., or FOAC. FOAC holds an indirect interest in our CLOs, through its ownership interests in Hunt Commercial Mortgage Trust, our subsidiary REIT, to the extent that the CLOs generate excess inclusion income.

First Quarter 2019 Summary

•	Our loan portfolio increased by $30.6 million to $585.8 million, comprised of loan purchases of $64.6 million and $34.0 million in loan payoffs.

•
On January 15, 2019, the Company entered into a delayed draw facility ("Delayed Draw Facility"), providing for a term facility to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

•
On February 14, 2019, the Company drew on the Delayed Draw Facility in an aggregate principal amount of $40.25 million and used the net proceeds of $39.3 million and working capital of $1.1 million to redeem all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued unpaid dividends.

•
On March 18, 2019, the Company entered into a support agreement with the Manager, pursuant to which, the Manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million.

Factors Impacting Our Operating Results

Market conditions.    The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rate levels.

Changes in market interest rates.    Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. Substantially all of our investment portfolio and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. However, we finance a portion of our commercial loan portfolio with equity, and as such, decreases in interest rates may reduce our net interest income and may impact the competition for and supply of new investment opportunities. In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity were net proceeds of common or preferred stock issuances, net proceeds from corporate debt obligations, net cash provided by operating activities, and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

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

Changes in market value of our assets.    We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as a result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for loan losses. Impairment is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for loan losses will directly impact our earnings.

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

Investment Portfolio

Commercial Mortgage Loans

As of March 31, 2019, we have determined that we are the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2018	$555,172,891
Purchases, net	64,612,349
Proceeds from principal repayments	(34,014,437)
Balance at March 31, 2019	$585,770,803

The following table details overall statistics for our loan portfolio as of March 31, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
March 31, 2019
Loans held-for-investment
Senior secured loans(3)	$585,770,803	$585,770,803	45	100.0%	6.5%	4.0
	$585,770,803	$585,770,803	45	100.0%	6.5%	4.0

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1

(1)    Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of March 31, 2019.
(2)    The weighted average life of each loan is based on the expected repayment of principal assuming all extension options are exercised by the borrower.

(3)
As of March 31, 2019, $581,878,684 of the outstanding senior secured loans are held in VIEs and $3,892,119 of the outstanding senior secured        loans were held outside VIEs.. As of December 31, 2018, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

Mortgage-Backed Securities

On a non-GAAP basis, our MBS investments decreased from $4.8 million as of December 31, 2018 to $0 million as of March 31, 2019. The non-GAAP total represented our net investment in our consolidated Multi-Family MBS trust, and the decrease was the result of the repayment of this investment.

The following tables summarize certain characteristics of our MBS investment portfolio as of December 31, 2018 (i) as reported in accordance with GAAP, which excludes our net investment in one Multi-Family MBS securitization trust; (ii) to show separately our net investment in one Multi-Family MBS securitization trust; and (iii) on a non-GAAP combined basis (which reflects the inclusion of our net investment in one Multi-Family MBS securitization trust, combined with our GAAP-reported MBS):

December 31, 2018

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	—	—	—	—	—	—	—%	—%
Total Multi-Family MBS	—	—	—	—	—	—	—%	—%

Total/Weighted Average (GAAP)	$—	$—	$—	$—	$—	$—	—%	—%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%
Total Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%

Total/Weighted Average (Non-GAAP)	$8,146	$(2,690)	$—	$5,456	$(694)	$4,762	4.76%	7.10%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%
Total Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%

Total/Weighted Average (Non-GAAP)	$8,146	$(2,690)	$—	$5,456	$(694)	$4,762	4.76%	7.10%

(1)Weighted average coupon is presented net of servicing and other fees.
(2)Average yield incorporates future prepayment assumptions as discussed in Note 2 to our condensed consolidated financial statements.

For financial statement reporting purposes, GAAP requires us to consolidate the assets and liabilities of Multi-Family MBS securitization trusts, as applicable at the respective financial reporting dates. Accordingly, the measures in the foregoing tables and charts prepared on a GAAP basis at December 31, 2018, do not include our net investments in one Multi-Family MBS securitization trust; our maximum exposure to loss from consolidation of this trust was $4.8 million at December 31, 2018. We therefore have also presented certain information that includes our net investment in one Multi-Family MBS securitization trust. This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to analyze our MBS portfolio and the performance of our Multi-Family MBS in the same way that we assess our MBS portfolio and such assets. While we believe the non-GAAP information included in this report provides supplemental information to assist investors in analyzing that portion of our portfolio composed of Multi-Family MBS, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

The following table summarizes certain characteristics of our MBS investment portfolio on a non-GAAP combined basis (including our net investments in one consolidated Multi-Family MBS securitization trust), at fair value, according to its estimated weighted average life classifications as of December 31, 2018:

December 31, 2018 Fair Value
Less than or equal to one year	$4,762,149
Total	$4,762,149

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or collateralized loan obligations, if available, as well as the utilization of long-term warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from the balance sheet or as a "financing" and the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of March 31, 2019, the carrying amount and outstanding principal balance of our collateralized loan obligations was $504.5 million and $510.2 million, respectively. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee was the earlier of the contractual maturity of the underlying mortgage and its repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated on November 28, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20,000,000 and (b) minimum available liquidity equal to the greater of (x) $5,000,000 and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Notes 14 and 15 to our condensed consolidated financial statements included in this Quarterly Report on form 10-Q for a further description of MAXEX.

Multi-Family Loan Consolidation Reporting Requirements

As of March 31, 2019, we have determined that we are no longer the primary beneficiary of the FREMF 2012-KF01 Trust, based on the repayment in full of our first-loss tranche on January 30, 2019.

We previously elected the fair value option on the assets and liabilities held within this trust. In accordance with ASU 2014-13, we were required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the trust was more observable, but in either case, the methodology resulted in the fair value of the assets of the trust being equal to the fair value of the trust’s liabilities.

A reconciliation of our net investment in consolidated trusts with our condensed consolidated financial statements as of December 31, 2018 follows:

December 31, 2018
Receivables held in securitization trusts, at fair value	$24,357,335
Multi-family securitized debt obligations (1)	$19,595,186
Net investment amount of Multi-Family MBS trusts held by us	$4,762,149

(1)Includes related payables

 Equity and Book Value Per Share

As of March 31, 2019, our equity was $109.3 million, and our book value per common share was $4.61 on a basic and fully diluted basis. Our equity decreased by $40.9 million compared to our equity as of December 31, 2018, while book value per common share decreased by 3.4% from the previous quarter-end amount of $4.77. The decrease in book value per share is reflective of the redemption of all 1,610,000 shares of our outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference. On a liquidation preference adjusted basis, our equity decreased by $0.7 million compared to our equity as of December 31, 2018, while book value per common share decreased by 0.6% from the previous quarter-end amount of $4.64.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2019:

Non-GAAP Basis
	Commercial Mortgage Loans	MSRs	Credit Facility	Unrestricted Cash(1)	Total
Market Value	$585,770,803	$3,617,788	$—	$13,640,181	$603,028,772
Collateralized Loan Obligations	(504,460,022)	—	—	—	(504,460,022)
Debt Obligations	—	—	(39,300,544)	—	(39,300,544)
Other(2)	1,675,069	—	(81,059)	(3,940,316)	(2,346,306)
Restricted Cash	52,348,987	—	—	—	52,348,987
Equity Allocated	$135,334,837	$3,617,788	$(39,381,603)	$9,699,865	$109,270,887
% Equity	123.8%	3.3%	(36.0)%	8.9%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes principal and interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

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

Results of Operations

As of March 31, 2019, we no longer consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trusts, no longer consolidates the interest and expenses of these trusts. Additionally, as of March 31, 2019 we consolidated the assets and liabilities of two commercial real estate collateralized loan obligations, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the the sale of the subordinated securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts that it previously owned and the repayment in full of the FREMF 2012-KF01 Trust, and accordingly no longer consolidated the assets, liabilities, income and expenses of the underlying trusts and the sale of all of our Agency and Non-Agency RMBS in the first half of 2018. Additionally, in the second quarter of 2018, the Company acquired Hunt CMT Equity, LLC which included Hunt CRE 2017-FL1, Ltd. and in the third quarter of 2018 closed our second CLO, Hunt CRE 2018-FL2, Ltd., which impacted the gross amount of interest income and expense reported. Consequently, our results of operations for the periods ended March 31, 2019 and March 31, 2018 are not directly comparable.

The table below presents certain information from our Statement of Operations for the three months ended March 31, 2019 and March 31, 2018, respectively:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$—	$7,079,590
Commercial mortgage loans held-for-investment	9,904,188	—
Multi-family loans held in securitization trusts	78,361	13,227,188
Residential loans held in securitization trusts	—	1,147,641
Cash and cash equivalents	—	61,042
Interest expense:
Repurchase agreements - available-for-sale securities	—	(4,951,537)
Collateralized loan obligations	(5,446,889)	—
Secured Term Loan	(329,113)	—
Multi-family securitized debt obligations	—	(12,526,295)
Residential securitized debt obligations	—	(920,057)
Net interest income	4,206,547	3,117,572
Other income:
Realized gain (loss) on investments, net	(709,439)	(2,848,007)
Realized gain (loss) on derivative contracts, net	—	2,792,794
Change in unrealized gain (loss) on derivative contracts, net	—	12,783,088
Change in unrealized gain (loss) on mortgage servicing rights	(379,998)	57,689
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	694,339	(1,355,774)
Change in unrealized gain (loss) on residential loans held in securitization trusts	—	(255,403)
Servicing income	248,214	219,978
Other income	—	15,875
Total other income (loss)	(146,884)	11,410,240
Expenses:
Management fee	553,459	576,135
General and administrative expenses	1,466,685	1,390,061
Operating expenses reimbursable to manager	540,037	746,092
Other operating expenses	37,757	404,469
Compensation expense	50,023	96,055
Total expenses	2,647,961	3,212,812
Net income (loss) before provision for income taxes	1,411,702	11,315,000
(Provision for) income taxes	63,065	—
Net income (loss)	1,474,767	11,315,000
Dividends to preferred stockholders	(480,472)	(880,509)
Deemed dividend on preferred stock related to redemption	(3,093,028)	—
Net income (loss) attributable to common stockholders	$(2,098,733)	$10,434,491
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(2,098,733)	$10,434,491
Weighted average number of shares of common stock outstanding	23,687,664	23,392,387
Basic and diluted income (loss) per share	$(0.09)	$0.45
Dividends declared per share of common stock	$0.07	$0.10

Net Income Summary

For the three months ended March 31, 2019, our net loss attributable to common stockholders was $2,098,733, or $0.09 basic and diluted net loss per average share, compared with a net gain of $10,434,491, or $0.45 basic and diluted net income per share, for the three months ended March 31, 2018.  The principal drivers of this variance were a decrease in total other income from $11,410,240 for the three months ended March 31, 2018 to a loss of $146,884 for the three months ended March 31, 2019, which more than offset an increase in net interest income from $3,117,572 for the three months ended March 31, 2018 to $4,206,547 for the three months ended March 31, 2019 and a reduction in total expenses from $3,212,812 for the three months ended March 31, 2018 to $2,647,961 for the three months ended March 31, 2019.

The comparability of our results for the three months ended March 31, 2019, with the three months ended March 31, 2018 is limited due to (i) the sale of all of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS during the second quarter of 2018; (ii) the termination of the associated repurchase agreements related to our Agency and Non-Agency RMBS; (iii) the termination of the associated interest rate hedges related to our Agency RMBS; (iv) the deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018; (v) the deconsolidation of one Multi-Family MBS trust during the first quarter of 2019; and (v) the consolidation of the assets and liabilities of our CLOs.

Interest Income and Interest Expense

Our primary source of income is net interest income. For the three months ended March 31, 2019 and the three months ended March 31, 2018, our interest income was $9,982,549 and $21,515,461, respectively. Our interest expense was $5,776,002 and $18,397,889 respectively, for the three months ended March 31, 2019 and the three months ended March 31, 2018. The period-over-period decrease in interest income was primarily the result of the de-consolidated multi-family and residential mortgage loan securitization trusts and reallocation of capital from the sale of the legacy AFS portfolio into commercial mortgage loans. The period-over-period decrease in interest expense was impacted by the de-consolidated multi-family and residential mortgage loan securitization trusts and the redemption of repurchase agreement financing related to the legacy AFS portfolio replaced with CLO financing of the commercial mortgage loan portfolio.

Net Interest Income

For the three months ended March 31, 2019 and the three months ended March 31, 2018, our net interest income was $4,206,547 and $3,117,572, respectively, with the increased income a result of the sales of the legacy RMBS and MBS portfolio and acquisition and closing of the collateralized loan obligations.

Other Income (Loss)

For the three months ended March 31, 2019, we incurred other losses of $146,884 which primarily reflects the impact of net realized losses on investments of $709,439 and net unrealized losses on mortgage servicing rights of $379,998,which more than offset net unrealized gains on multi-family mortgage loans held in the FREMF 2012-KF01 Trust of $694,339 and net mortgage servicing income of $248,214.

For the three months ended March 31, 2018, we realized a gain of $11,410,240 which reflects the impact of net realized gains on interest hedges of $2,792,794, net unrealized gains on interest rate hedges of $12,783,088, net unrealized gains on mortgage servicing rights of $57,689, net mortgage servicing income of $219,978 and other income of $15,875, which more than offset net realized losses on sales of investments of $2,848,007, net unrealized losses on multi-family loans held in the FREMF 2011-K13 and FREMF 2012-KF01 Trusts of $1,355,774 and net unrealized losses on residential mortgage loans held in CSMC 2014-OAK1 Trust of $255,403. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in equity rather than in our consolidated statement of operations.

The period-over-period decrease in other income was primarily due to the sale of the Agency RMBS portfolio and concurrent closeout of the related interest rate hedges during the first half of 2018 and the de-consolidation of the multi-family and residential securitization trusts.

Expenses

In connection with our consolidation of certain consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $553,459 for the three months ended March 31, 2019 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $2,094,502, of which $540,037 was payable to our Manager and $1,554,465 was payable directly by us.

For the three months ended March 31, 2018, we incurred management fees of $576,135 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $2,636,677 of which $746,092 was payable to our Manager and $1,890,585 was payable directly by us.

The period over period decrease in operating expenses reflects the impact of limitations on our reimbursement of Manager expenses pursuant to our management agreement, as well as certain other operating efficiencies.

Impairment

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended March 31, 2019 and March 31, 2018, we did not recognize any OTTI losses. Additionally, we review each loan classified as held-for-investment for impairment on a quarterly basis. For the three months ended March 31, 2019, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax (Benefit) Expense

For the three months ended March 31, 2019, the Company recognized a provision for income taxes in the amount of $63,065.

Other Comprehensive Income

For the three months ended March 31, 2018, other comprehensive loss was $10,865,347, which consisted of an increase in unrealized loss on AFS securities and reclassification adjustments for realized gain on AFS securities included in net income. For the three months ended March 31, 2019, the Company did not record any Other Comprehensive Income.

Net Income (Loss) and Return on Equity

Our net loss attributable to common stockholders was $2,098,733 for the three months ended March 31, 2019, after accounting for preferred stock dividends of $480,472 and the deemed dividend on preferred stock related to redemption of $3,093,028, representing an annualized loss of 3.70% on average stockholders' equity of $230,030,951.

 For the three months ended March 31, 2018, our net gain attributable to common stockholders was $10,434,491 after accounting for preferred stock dividends of $880,509, representing an annualized gain of 18.37% on average stockholders' equity of $230,310,376. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended March 31, 2018, our comprehensive loss attributable to common stockholders was $430,856 which included $10,865,347 in OCI. This represented an annualized loss of 0.76% on average stockholders’ equity.

 Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale of our Agency and Non-Agency RMBS and our Multi-Family MBS, as of March 31, 2019, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2019, we had unrestricted cash and cash equivalents of $13.6 million, compared to $7.9 million as of December 31, 2018.

As of March 31, 2019, we had $40.2 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%, which we used to redeem our 8.75% Series A Cumulative Redeemable Preferred Stock. As of March 31, 2019, the ratio of our recourse debt to equity was 0.4:1.

As of March 31, 2019, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trusts. As of March 31, 2019, the fair value of these non-recourse liabilities aggregated to $504,460,023. As of March 31, 2019, our total debt to equity ratio was 5.0:1 on a GAAP basis.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we accounted for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability. As of March 31, 2019, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 15 for further information.

Distributions

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We have historically made regular monthly distributions, and with effect from the third quarter of 2018 we now make regular quarterly distributions, to our stockholders in an amount equal to all or substantially all of our REIT taxable income. Although FOAC no longer aggregates and securitizes residential mortgages, it continues to generate taxable income from MSRs and other mortgage-related activities. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service obligations on debt payable. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On March 18, 2019, we announced that our board of directors had declared a cash dividend rate for the first quarter of 2019 of $0.07 per share of common stock.  This first quarter dividend was paid on April 15, 2019 to stockholders of record as of the close of business on March 29, 2019.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP, and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. Given the financial nature of substantially all of the Company’s assets and liabilities, and the very low level of inflation, the Company does not believe inflation has had a material impact on the Company’s results of operations during the last two fiscal years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2019. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, as a result of the material weaknesses in our internal control over financial reporting as described below.

The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with the recording of certain hedging transactions as first reported in our 2016 Annual Report on Form 10-K. the material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax-consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. As noted in Note 20 to the condensed consolidated financial statements, the Company did not pass the requisite 2018 test under Section 856(c)(3) of the Code, also known as the 75% Income Test. Because we have continued to experience REIT tax compliance matters into 2018, management and the Audit Committee has concluded that we have a material weakness. We have a material weakness related to a lack of the appropriate resources for and supervision of, third-party specialists, in particular third-party tax advisors. In addition, this resource and supervision material weakness extends to the overall lack of detail in management documentation of the execution of management review controls. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee have concluded that additional remediation measures described below continue to be necessary to enhance our control environment.

As reported in our 2015 through 2017 Annual Reports on Form 10-K, the Company did not maintain effective internal controls over the depth and timeliness review of account balances. Specifically in 2018, we identified errors relating to (i) a release of credit reserves relating to certain RMBS upon their sale in 2016 and (ii) incorrectly reported realized losses on RMBS IOs upon the de-consolidation in 2016 of the JPMMT 2014-OAK4 TRust. The unrealized losses on the RMBS IOs were incorrectly reported through OCI instead of through unrealized gain (loss) on fair value option securities on our statements of operations for each of the periods ended June 30, 2016, September 30, 2016, and December 31, 2016, as included in our 2016 10-K and 2017 10-K and the unaudited consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and each subsequent quarter through June 30, 2018 (collectively, the "Relevant Periods"). The release of credit reserves was incorrectly reported through OCI instead of through our statement of operations for the periods ended September 30, 2016 and December 31, 2016. While having no impact on total stockholders' equity, as a result of errors (i) and (ii) above, accumulated other comprehensive income (loss) and accumulated earnings (loss) were incorrectly stated by equal and offsetting amounts in our balance sheets for each of the quarter-end and year-end periods from June 30, 2016 through June 30, 2018, as included in our Form 10-K's and 10-Q's for the Relevant Periods. The errors described in (1) and (ii) above required the restatement of our financial statements for the periods ended June 30, 2016, September 30, 2016 and December 31, 2016, originally included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Relevant Periods.

Changes in Internal Control Over Financial Reporting

To remediate the material weakness in our internal control over financial reporting related to a lack of appropriate resources for and supervision of third-party specialists, particularly third--party tax advisors and the overall lack of detail in management documentation of the execution of management review controls, our manager now employs a senior level tax accountant experienced in REIT tax matters, who has taken primary responsibility for, among other things, the coordination with and supervision of our third-party tax advisors and the timely communication of REIT tax compliance matters to management and our Board of Directors. Additionally, our Manager has identified a senior resource to supervise, in collaboration with third-party specialists, a targeted review of our key management controls in order to identify where a greater level of detail in management's documentation of the execution of management review controls would be prudent to support the evaluation of the design and effectiveness of the control.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018
.
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
3.1
Amended and Restated Articles of Incorporation of Five Oaks Investment Corp. (incorporated by reference to Exhibit 3.1 to Five Oaks Investment Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the Securities and Exchange Commission on May 3, 2013).

3.2
Articles Supplementary, designating the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on December 23, 2013).

3.3
Article of Amendment, increasing the aggregate number of authorized shares of Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.2 to Five Oaks Investment Corp. Current Report on form 8-K (File 001-35845), which was filed with the Securities and Exchange Commission on May 27, 2014).

3.4
Third Amended and Restated Bylaws of Hunt Companies Finance Trust, Inc. (incorporated by reference to Exhibit 3.4 to Hunt Companies Finance Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 18, 2019).

3.5
Articles Supplementary, dated February 15, 2019, of Hunt Companies Finance Trust, Inc. reclassifying as authorized and unissued shares of the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share) (incorporated by reference to Exhibit 3.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File 001-35845), which was filed with the Securities and Exchange Commission on February 19, 2019).

10.1
Credit and Guaranty Agreement, dated January 15, 2019, by and among Hunt Companies Finance Trust, Inc., as Borrower, Five Oaks Acquisition Corp. and Hunt CMT Equity, LLC, as guarantors, the lenders party thereto from time to time, Cortland Capital Market Services, LLC, as Administrative Agent and Cortland Capital Market Services LLC, as the Collateral Agent (incorporated by reference to EXhibit 10.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2019).

10.2
First Amendment to Credit and Guaranty Agreement, dated as of February 13, 2019, among Hunt Companies Finance Trust, Inc. Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services, LLC as Administrative Agent for the Lenders and as the Collateral Agent (incorporated by reference to Exhibit 10.33 to Hint Companies Finance Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 18, 2019).

10.3
Support Agreement, dated as of March 18, 2019, between Hunt Companies Finance Trust, Inc. and Hunt Investment Management, LLC (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on March 18, 2019).

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

HUNT COMPANIES FINANCE TRUST, INC.

Dated: May 10, 2019	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2019	By	/s/ James A. Briggs
James A. Briggs
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)