Form 10-Q
period 2019-06-30
Hunt Companies Finance Trust, Inc.
filed 2019-08-07
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2019
Common stock, $0.01 par value	23,687,664

HUNT COMPANIES FINANCE TRUST, INC.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 (unaudited) and June 30, 2018 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 (unaudited) and June 30, 2018 (unaudited)	3
	Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2019 (unaudited) and June 30, 2018 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 (unaudited) and June 30, 2018 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	36
Item 4.	Controls and Procedures	36

PART II - Other Information		37

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

Signatures		38

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$7,164,246	$7,882,862
Restricted cash	42,877,535	51,330,950
Commercial mortgage loans held-for-investment, at amortized cost	599,770,362	555,172,891
Receivables held in securitization trusts, at fair value(1)	—	24,357,335
Mortgage servicing rights, at fair value	3,158,669	3,997,786
Deferred offering costs	81,750	126,516
Accrued interest receivable	2,595,178	2,430,790
Investment related receivable	—	33,042,234
Other assets	1,706,659	1,010,671
Total assets	$657,354,399	$679,352,035
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Collateralized loan obligations, net	504,946,473	503,978,918
Secured Term Loan, net	39,229,194	—
Multi-family securitized debt obligations(1)	—	19,231,331
Accrued interest payable	857,026	1,231,649
Dividends payable	1,776,575	1,465,610
Fees and expenses payable to Manager	1,230,900	1,175,000
Other accounts payable and accrued expenses	448,109	2,066,189
Total liabilities	548,488,277	529,148,697
COMMITMENTS AND CONTINGENCIES (NOTES 14 & 15)
EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 0 issued and outstanding at June 30, 2019 and 1,610,000 issued and outstanding at December 31, 2018, respectively	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,687,664 and 23,687,664 shares issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	236,832	236,832
Additional paid-in capital	228,175,537	231,305,743
Cumulative distributions to stockholders	(118,675,994)	(114,757,019)
Accumulated earnings (deficit)	(969,753)	(3,838,690)
Total stockholders' equity	108,766,622	150,103,838
Noncontrolling interests	$99,500	$99,500
Total equity	$108,866,122	$150,203,338
Total liabilities and equity	$657,354,399	$679,352,035

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenues:
Interest income:
Available-for-sale securities	$—	$3,669,376	$—	$10,748,966
Commercial mortgage loans held-for-investment	10,289,117	5,894,000	20,193,305	5,894,000
Multi-family loans held in securitization trusts	—	6,976,930	78,361	20,204,118
Residential loans held in securitization trusts	—	954,711	—	2,102,352
Cash and cash equivalents	—	55,936	—	116,978
Interest expense:
Repurchase agreements - available-for-sale securities	—	(2,685,705)	—	(7,637,242)
Collateralized loan obligations	(5,456,288)	(2,889,167)	(10,903,177)	(2,889,167)
Secured term loan	(786,114)	—	(1,115,227)	—
Multi-family securitized debt obligations	—	(6,640,257)	—	(19,166,552)
Residential securitized debt obligations	—	(765,914)	—	(1,685,971)
Net interest income	4,046,715	4,569,910	8,253,262	7,687,482
Other income:
Realized gain (loss) on investments, net	—	(30,497,281)	(709,439)	(33,345,288)
Realized gain (loss) on derivative contracts, net	—	23,192,076	—	25,984,870
Change in unrealized gain (loss) on derivative contracts, net	—	(18,132,701)	—	(5,349,613)
Change in unrealized gain (loss) on mortgage servicing rights	(459,119)	1,084,063	(839,117)	1,141,752
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	—	(5,463,148)	694,339	(6,818,922)
Change in unrealized gain (loss) on residential loans held in securitization trusts	—	5,905,602	—	5,650,199
Servicing income, net	185,465	196,404	433,679	416,382
Other income	—	44,617	—	60,492
Total other income (loss)	(273,654)	(23,670,368)	(420,538)	(12,260,128)
Expenses:
Management fee	566,164	604,191	1,119,623	1,180,326
General and administrative expenses	895,659	962,284	2,362,344	2,352,345
Operating expenses reimbursable to manager	517,000	570,833	1,057,037	1,316,925
Other operating expenses	147,259	201,190	185,016	605,659
Compensation expense	50,064	51,107	100,087	147,162
Total expenses	2,176,146	2,389,605	4,824,107	5,602,417
Net income (loss) before provision for income taxes	1,596,915	(21,490,063)	3,008,617	(10,175,063)
(Provision for) income taxes	(202,745)	—	(139,680)	—
Net income (loss)	1,394,170	(21,490,063)	2,868,937	(10,175,063)
Dividends to preferred stockholders	(3,792)	(870,726)	(484,264)	(1,751,235)
Deemed dividend on preferred stock related to redemption	—	—	(3,093,028)	—
Net income (loss) attributable to common stockholders	$1,390,378	$(22,360,789)	$(708,355)	$(11,926,298)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,390,378	$(22,360,789)	$(708,355)	$(11,926,298)
Weighted average number of shares of common stock outstanding	23,687,664	23,683,164	23,687,664	23,358,579
Basic and diluted income (loss) per share	$0.06	$(0.94)	$(0.03)	$(0.51)
Dividends declared per share of common stock	$0.08	$0.06	$0.15	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net income (loss)	$1,394,170	$(21,490,063)	$2,868,937	$(10,175,063)

Other comprehensive income (loss):
Increase (decrease) in unrealized gain (loss) on available-for-sale securities, net	—	12,154,936	—	—
Reclassification adjustment for net gain (loss) included in net income (loss)	—	11,328,205	—	12,617,794

Total other comprehensive income (loss)	—	23,483,141	—	12,617,794

Less: Dividends to preferred stockholders	(3,792)	(870,726)	(484,264)	(1,751,235)
Less: Deemed dividend on preferred stock related to redemption	—	—	(3,093,028)	—

Comprehensive income (loss) attributable to common stockholders	$1,390,378	$1,122,352	$(708,355)	$691,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Noncontrolling interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2018	1,610,000	$37,156,972	23,687,664	$236,832	$231,305,743	$(114,757,019)	$(3,838,690)	$99,500	$150,203,338
Cost of issuing common stock	—	—	—	—	(22,383)	—	—	—	(22,383)
Redemption of preferred stock, net	(1,610,000)	(37,156,972)	—	—	(3,093,028)	—	—	—	(40,250,000)
Restricted stock compensation expense	—	—	—	—	3,773	—	—	—	3,773
Net income (loss)	—	—	—	—	—	—	1,474,767	—	1,474,767
Common dividends declared	—	—	—	—	—	(1,658,136)	—	—	(1,658,136)
Preferred dividends declared	—	—	—	—	—	(480,472)	—	—	(480,472)
Balance at March 31, 2019	—	$—	23,687,664	$236,832	$228,194,105	$(116,895,627)	$(2,363,923)	$99,500	$109,270,887
Cost of issuing common stock	—	—	—	—	(22,382)	—	—	—	(22,382)
Redemption of preferred stock, net	—	—	—	—	—	—	—	—	—
Restricted stock compensation expense	—	—	—	—	3,814	—	—	—	3,814
Net income (loss)	—	—	—	—	—	—	1,394,170	—	1,394,170
Common dividends declared	—	—	—	—	—	(1,776,575)	—	—	(1,776,575)
Preferred dividends declared	—	—	—	—	—	(3,792)	—	—	(3,792)
Balance at June 30, 2019	—	$—	23,687,664	$236,832	$228,175,537	$(118,675,994)	$(969,753)	$99,500	$108,866,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2017	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(12,617,794)	$(104,650,235)	$1,632,772	145,791,277
Issuance of common stock, net	—	—	1,539,406	15,394	7,327,573	—	—	—	7,342,967
Cost of issuing common stock	—	—	—	—	(32,383)	—	—	—	(32,383)
Restricted stock compensation expense	—	—	—	—	4,804	—	—	—	4,804
Net income (loss)	—	—	—	—	—	—	—	11,315,000	11,315,000
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	(12,154,936)	—	—	(12,154,936)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	1,289,589	—	—	1,289,589
Common dividends declared	—	—	—	—	—	—	(2,314,686)	—	(2,314,686)
Preferred dividends declared	—	—	—	—	—	—	(880,509)	—	(880,509)
Balance at March 31, 2018	1,610,000	$37,156,972	23,683,164	$236,787	$231,348,163	$(23,483,141)	$(107,845,430)	$12,947,772	150,361,123
Issuance of common stock, net	—	—	—	—	—	—	—	—	—
Cost of issuing common stock	—	—	—	—	(32,383)	—	—	—	(32,383)
Restricted stock compensation expense	—	—	—	—	4,858	—	—	—	4,858
Net income (loss)	—	—	—	—	—	—	—	(21,490,063)	(21,490,063)
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	12,154,936	—	—	12,154,936
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	11,328,205	—	—	11,328,205
Common dividends declared	—	—	—	—	—	—	(1,420,990)	—	(1,420,990)
Preferred dividends declared	—	—	—	—	—	—	(870,726)	—	(870,726)
Balance at June 30, 2018	1,610,000	$37,156,972	23,683,164	$236,787	$231,320,638	$—	$(110,137,146)	$(8,542,291)	150,034,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Cash flows from operating activities:
Net income (loss)	$2,868,937	$(10,175,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	—	1,403,431
Accretion of collateralized loan obligations discounts, net	543,372	186,128
Amortization of deferred offering costs	(44,765)	—
Amortization of deferred financing costs	493,750	—
Realized (gain) loss on investments, net	709,439	33,345,288
Realized (gain) loss on derivative contracts, net	—	(25,984,870)
Unrealized (gain) loss on derivative contracts	—	5,349,613
Unrealized (gain) loss on mortgage servicing rights	839,117	(1,141,752)
Unrealized (gain) loss on multi-family loans held in securitization trusts	(694,339)	6,818,922
Unrealized (gain) loss on residential loans held in securitization trusts	—	(5,650,199)
Restricted stock compensation expense	7,587	9,662
Net change in:
Accrued interest receivable	(164,388)	2,329,704
Deferred offering costs	44,766	24,766
Other assets	(695,988)	(106,022)
Accrued interest payable	(10,768)	(1,076,157)
Deferred income	—	87,732
Fees and expenses payable to Manager	55,900	432,996
Other accounts payable and accrued expenses	(1,618,081)	(47,217)
Net cash provided by operating activities	2,334,539	5,806,962
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(117,536,027)	(1,624,535)
Proceeds from sales of available-for-sale securities	—	1,227,314,578
Net proceeds from derivative contracts	—	25,984,870
Principal payments from available-for-sale securities	—	62,932,244
Principal payments from retained beneficial interests	4,747,049	—
Principal payments from commercial mortgage loans held-for-investment	72,938,556	20,405,000
Investment related receivable	33,042,234	(13,044,706)
Purchase of Hunt CMT Equity LLC (net of $9,829,774 in restricted cash)	—	(58,220,292)
Due from broker	—	(1,123,463)
Net cash (used in) provided by investing activities	(6,808,188)	1,262,623,696
Cash flows from financing activities:
Proceeds from (costs for) issuance of common stock	—	7,278,201
Redemption of preferred stock	(40,250,000)	—
Dividends paid on common stock	(3,079,396)	(3,735,676)
Dividends paid on preferred stock	(528,614)	(1,761,018)
Proceeds from repurchase agreements - available-for-sale securities	—	6,017,838,000
Proceeds from secured term loan	40,250,000	—
Payment of deferred financing costs	(1,090,372)	—
Principal repayments of repurchase agreements - available-for-sale securities	—	(7,252,360,000)
Net cash (used in) financing activities	(4,698,382)	(1,232,740,493)
Net increase in cash, cash equivalents and restricted cash	(9,172,031)	35,690,165
Cash, cash equivalents and restricted cash, beginning of period	59,213,812	45,622,602
Cash, cash equivalents and restricted cash, end of period	$50,041,781	$81,312,767
Supplemental disclosure of cash flow information
Cash paid for interest	$10,992,050	$10,340,281
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$1,776,575	$29,349
Net change in unrealized gain (loss) on available-for-sale securities	$—	$12,617,794
Consolidation of multi-family loans held in securitization trusts	$—	$23,949,942
Consolidation of residential loans held in securitization trusts	$—	$—
Consolidation of multi-family securitized debt obligations	$—	$19,561,943
Consolidation of residential securitized debt obligations	$—	$—
Commercial mortgage loans acquired, Hunt CMT Equity LLC acquisition	$—	$345,664,012
Restricted cash acquired, Hunt CMT Equity LLC acquisition	$—	$9,829,774
Other assets acquired, Hunt CMT Equity LLC acquisition	$—	$109,100
Collateralized loan obligations assumed, Hunt CMT Equity LLC acquisition	$—	$(287,552,820)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Hunt Companies Finance Trust, Inc. (together with its consolidated subsidiaries, the "Company"), is a Maryland corporation that focuses primarily on investing in, financing and managing transitional multi-family and other commercial real estate loans, which are floating rate first mortgage whole loans secured by multifamily and other commercial real estate properties that are not guaranteed by a U.S. government-sponsored entity. The Company is externally managed by Hunt Investment Management, LLC (the "Manager"), an affiliate of Hunt Companies, Inc. ("Hunt"). The Company's common stock is listed on the NYSE under the symbol "HCFT."

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

On February 14, 2019, the Company drew on its secured term loan ("Secured Term Loan") in the aggregate principal amount of $40.25 million and used the net proceeds of $39.3 million and working capital of $1.1 million to redeem all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and all subsidiaries which it controls (i) through voting or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted under the equity method or other appropriate GAAP.

VIEs

An entity is considered a VIE when any of the following applies: (1) the equity investors (if any) lack one or more essential characteristics of a controlling financial interest; (2) the equity investment at risk is not sufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE's performance; and (2) the obligation to absorb losses and right to receive returns from the VIE that would be significant to the VIE.

The Company has evaluated its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At June 30, 2019, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations was $124,046,671 at June 30, 2019 and December 31, 2018.

During the second quarter of 2018, the Company sold first-loss securities of the FREMF 2011-K13 Trust and the first-loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of these trusts, no longer consolidates the assets, liabilities, income and expenses of those trusts. In the first quarter of 2019, the first-loss tranche of the Re-REMIC related to the FREMF 2012-KF01 Trust was redeemed, and as a result, having determined the Company is no longer the primary beneficiary of that trust, no longer consolidates the assets, liabilities, income and expense of the trust. The Company's maximum exposure to loss from consolidated trusts was $0 and $4,762,149, respectively, at June 30, 2019 and December 31, 2018. At June 30, 2019, the Company did not have any exposure to consolidated trusts.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g. valuation

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

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

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$7,164,246	$7,882,862
Restricted cash CRE 2017-FL1, Ltd.	36,998,504	24,085,890
Restricted cash CRE 2018-FL2, Ltd.	$5,879,031	$27,245,060
Total cash, cash equivalents and restricted cash	$50,041,781	$59,213,812

Deferred Offering Costs

Direct costs incurred to issue shares classified as equity, such as legal and accounting fees, are deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares are recorded as an asset in the accompanying consolidated balance sheets in the line item “Deferred offering costs”, for subsequent deduction from the related proceeds upon closing of the offering. To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in “Other accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

Fair Value Measurements

The "Fair Measurements and Disclosures" Topic 820 of the FASB, or ASC 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurement under GAAP. Specifically, the guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at measurement date. ASC 820 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value.

Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable market data from independent sources, while unobservable inputs reflect the Company's market assumptions. The three levels are defined as follows:

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

Pursuant to ASC 820 we disclose fair value information about financial instruments, which are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate fair value for those certain instruments.

The following methods and assumptions are used to estimate the fair value of each class of financial instrument, for which it is practicable to estimate that value:

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.

•	Restricted cash: The carrying amount of restricted cash approximates fair value.

•
Commercial mortgage loans: The Company may record fair value adjustments on a non-recurring basis when it has determined it necessary to record a specific impairment reserve against a loan and the Company measures such specific reserve using the fair value of the loan's collateral. To determine the fair value of loan collateral, the Company employs different approaches including income capitalization approach or appraised values depending upon the nature of such collateral and other relevant market factors.

•
Mortgage servicing rights: The Company determines the fair value of MSRs from a third-party pricing service on a recurring basis. The third-party pricing service uses common market pricing methods that include using discounted cash flow models to calculate the present value estimated net servicing income and observed market pricing for MSR purchase and sale transactions. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors.

•
Collateralized loan obligations: The Company determines the fair value of collateralized loan obligations by utilizing a third-party pricing service. In determining the value of a particular investment, pricing service providers may use market spreads, inventory levels, trade and bid list history, as well as market insight from clients, trading desks and global research platform.

•	Secured term loan: The Company determines the fair value of its secured term loan based on a discounted cash flow methodology.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of June 30, 2019, the Company did not hold any loans placed on non-accrual status.

Quarterly, the Company assesses the risk factors of each loan classified as held-for-investment and assigns a risk rating based on a variety of factors, including, without limitation, debt-service coverage ratios ("DSCR"), loan-to-value ratio ("LTV"), property type, geographic and local market dynamics, physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. Our loans are rated on a 5-point scale, from least risk to greatest risk, respectively, which ratings are described as follows:

1.Very Low Risk: exceeds expectations, outperforming underwriting
2.Low Risk: meeting expectations
3.Moderate Risk: a loss unlikely due to value and other indicators
4.High Risk: potential risk of default, a loss may occur in the event of default
5.Default Risk: imminent risk of default, a loss is likely in the event of default

The Company evaluates each loan rated High Risk or above for impairment on a quarterly basis. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of June 30, 2019, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Mortgage Servicing Rights and Excess Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at Five Oaks Acquisition Corp. ("FOAC"), the Company’s taxable REIT subsidiary ("TRS"). As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company, since the Company does not directly service any residential mortgage loans.

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

Secured Term Loan

The Company and certain of its subsidiaries are party to a $40.25 million Delayed Draw Facility with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

balance, net of deferred financing costs. Deferred financing costs of $1,090,372 associated with this liability are amortized to interest expense using the effective interest method over the term of the Secured Term Loan, or on a straight line basis when it approximates the effective interest method.

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts were comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01Trust, and residential mortgage loans held in the CSMC 2014-OAK1. Based on a number of factors, the Company determined it was the primary beneficiary of the VIE underlying the trusts, met the criteria for consolidation and, accordingly, consolidated the trusts, including its assets, liabilities, income and expenses in its financial statements. The Company elected the fair value option on each of the assets and liabilities held within the trusts. The Company sold the subordinated securities of the FREMF 2011-K13 Trust on May 18, 2018 and the CSMC 2014-OAK1 Trust on June 18, 2018, and having determined that it was no longer the primary beneficiary of either trust as of those dates, the Company no longer consolidated either trust as of those dates. Additionally, in the first quarter of 2019, the first-loss tranche of the re-REMIC related to the FREMF 2012-KF01 Trust paid-in full, and as a result, having determined the Company is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expense of the trust.

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

As of June 30, 2019, the Company no longer held any multi-family securitization trusts and as of June 30, 2019 and December 31, 2018, respectively, the Company no longer held any residential securitization trusts.

Multi-Family and Residential Securitized Debt Obligations

Multi-family and residential securitized debt obligations represented third-party liabilities of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust, and excluded the liabilities of the trusts acquired by the Company that were eliminated on consolidation. The third-party obligations of the trust did not have any recourse to the Company as the consolidator of each trust.

As of June 30, 2019 the Company no longer had any multi-family securitized debt obligations outstanding and as of June 30, 2019 and December 31, 2018, respectively, the Company no longer had any residential securitized debt obligations outstanding.

Common Stock

At June 30, 2019 and December 31, 2018, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 23,687,664 shares of common stock issued and outstanding at June 30, 2019 and December 31, 2018.

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

To maintain its qualification as a REIT, the Company must meet certain requirements (including but not limited to the following: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has historically met the requisite ownership, asset and income tests, with the exception of a failure to meet the 75% gross income

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

test for the 2018 calendar year. The failure to meet the 75% gross income test was a result of gains generated from the termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company accrued a tax liability of $1.96 million as of December 31, 2018 as a result of its failure to meet the 75% gross income test. On April 12, 2019, in connection with filing its 2018 tax extensions, the Company paid the $1.96 million tax liability associated with its failure to meet the 75% gross income test.

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair-value based methodology prescribed by ASC 505, Equity (“ASC 505”), or ASC 718, Share-Based Payment (“ASC 718”), as appropriate. Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 13 for details of stock-based awards issuable under the Manager Equity Plan.

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

Recently Issued and/or Adopted Accounting Standards

Credit Losses

In April 2019, the FASB issued ASU 2019-04, which amends existing guidance originally issued by (i) ASU 2016-13, (ii) ASU 2017-12, and (iii) ASU 2016-01. The amendments in ASU 2019-04 that relate to ASU 2016-13 clarify specific issues related to the implementation of the current expected credit loss model, which are effective for fiscal years beginning after December 15, 2019 and are to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The amendments in ASU 2019-04 that relate to ASU 2017-12 primarily update guidance related to fair value hedges and do not have an impact on our consolidated financial statements. The amendments in ASU 2019-04 that relate to ASU 2016-01 primarily update guidance related to equity securities and do not have an impact on our consolidated financial statements.

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

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which amends ASC topic 820, Fair Value Measurement, to reduce the disclosure requirements for fair value measurements. The amendments of ASU 2018-13 remove the requirements to disclose transfers between Levels 1 and 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy and the valuation process for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. Early adoption of this ASU was applied, which did not have any impact on the Company's financial condition or results of operations..

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of June 30, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
June 30, 2019
Loans held-for-investment
Senior secured loans(3)	$599,770,362	$599,770,362	47	100.0%	6.5%	3.8
	599,770,362	599,770,362	47	100.0%	6.5%	3.8

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	555,172,891	555,172,891	44	100.0%	6.4%	4.1

(1)	Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of June 30, 2019 and December 31, 2018.
(2)    The weighted average life of each loan is based on the expected repayment of principal assuming all extension options are exercised by the borrower.

(3)
As of June 30, 2019, $591,350,135 of the outstanding senior secured loans were held in VIEs and $8,420,227 of the outstanding senior secured        are held outside VIEs. As of December 31, 2018, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

Activity: For the six months ended June 30, 2019, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2018	$555,172,891
Purchases	117,536,027
Proceeds from principal repayments	(72,938,556)
Balance at June 30, 2019	$599,770,362

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following tables present the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—	—	—	—
2	10	100,585,761	100,585,761	5	51,589,000	51,589,000
3	33	435,463,192	435,463,192	34	455,323,082	455,323,082
4	4	63,721,409	63,721,409	5	48,260,809	48,260,809
5	—	—	—	—	—	—
	47	$599,770,362	599,770,362	44	555,172,891	555,172,891

As of June 30, 2019, the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 89.4% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2018 , the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 91.3% of commercial loans held-for-invested rated 3 (Moderate Risk) or better by the Company's Manager.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of June 30, 2019 and December 31, 2018:

Loans Held-for-Investment

	June 30, 2019	December 31, 2018
Geography
Southwest	35.5%	30.2%
South	21.0	22.6
Midwest	17.1	20.2
Mid-Atlantic	12.3	10.3
West	7.7	10.8
Various	6.4	5.9
Total	100.0%	100.0%

	June 30, 2019	December 31, 2018
Collateral Property Type
Multi-Family	88.4%	87.2%
Office	5.6	7.6
Retail	4.2	1.2
Self-Storage	1.1	1.0
Mixed-Use	0.7	3.0
Total	100.0%	100.0%

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of June 30, 2019 or December 31, 2018.

NOTE 4 AVAILABLE-FOR-SALE SECURITIES

As of June 30, 2019 and December 31, 2018, the Company no longer held AFS securities.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
AFS securities sold, at cost	$1,113,596,615	$1,260,655,159
Proceeds from AFS securities sold	$1,083,104,038	$1,227,314,575
Net realized gain (loss) on sale of AFS securities	$(30,492,577)	$(33,340,584)

Gains and losses from the sale of AFS securities are recorded within "realized gain (loss) on sale of investments, net" in the Company's condensed consolidated statements of operations.

The following table presents components of interest income on the Company’s AFS securities for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$3,829,055	$(159,679)	$3,669,376	$12,152,397	$(1,435,534)	$10,716,863
Multi-Family	—	—	—	—	32,103	32,103
Total	$3,829,055	$(159,679)	$3,669,376	$12,152,397	$(1,403,431)	$10,748,966

NOTE 5 – THE FREMF TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which required that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts was limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $0 at June 30, 2019 and $4,762,149 at December 31, 2018. The Company sold the underlying Multi-Family MBS of the FREMF 2011-K13 trust effective May 18, 2018 and on January 25, 2019, the FREMF 2012-KF01 trust was paid-in full. As of June 30, 2019 the Company no longer held any FREMF Trusts.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 5 – THE FREMF TRUSTS (Continued)

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

The condensed consolidated statements of operations of the FREMF trusts for the three and six months ended June 30, 2019 and June 30, 2018 are as follows:

Statements of Operations	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Interest income	$—	$6,976,930
Interest expense	—	6,640,257
Net interest income	$—	$336,673
General and administrative fees	—	(255,056)
Unrealized gain (loss) on multi-family loans held in securitization trusts	—	(5,463,148)
Net income (loss)	$—	$(5,381,531)

Statements of Operations	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Interest income	$78,361	$20,204,118
Interest expense	—	19,166,552
Net interest income	$78,361	$1,037,566
General and administrative fees	—	(878,310)
Unrealized gain (loss) on multi-family loans held in securitization trusts	694,339	(6,818,922)
Net income (loss)	$772,700	$(6,659,666)

During the six months ended June 30, 2019, the consolidated trust incurred realized losses of $709,439.

NOTE 6 - RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust was limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014. The Company sold all underlying Non-Agency RMBS of the trust effective June 18, 2018. As of June 30, 2019, the Company no longer held any residential mortgage loan securitization trusts.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and six months ended June 30, 2018 are as follows:

Statements of Operations	Three Months Ended June 30, 2018
Interest income	$954,711
Interest expense	765,914
Net interest income	$188,797
General and administrative fees	(13,958)
Unrealized gain (loss) on residential loans held in securitization trusts	5,905,602
Net income (loss)	$6,080,441

+

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 6 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

Statements of Operations	Six Months Ended June 30, 2018
Interest income	$2,102,352
Interest expense	1,685,971
Net interest income	$416,381
General and administrative fees	(20,886)
Unrealized gain (loss) on residential loans held in securitization trusts	5,650,199
Net income (loss)	$6,045,694

NOTE 7 - USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

As further discussed in Notes 2, 5 and 6, the Company has evaluated its investments in Multi-Family MBS and Non-Agency RMBS and has determined that they are VIEs. The Company determined that it was the primary beneficiary of the FREMF 2012-KF01 Trust as of December 31, 2018 and through January 25, 2019, the repayment date of the underlying security. Accordingly, the Company consolidated the assets, liabilities, income and expenses of this trust in its financial statements through January 25, 2019 and December 31, 2018. However, the assets of the trust are restricted, and can only be used to fulfill the obligations of the trust. Additionally, the obligations of the trust do not have any recourse to the Company as the consolidator of the trust. The Company has elected the fair value option in respect of the assets and liabilities of the trusts. As noted in Notes 5 and 6, the Company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively, and the FREMF 2012-KF01was paid-in full effective January 25, 2019, and henceforth no longer consolidates these three trusts.

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

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at June 30, 2019 and December 31, 2018 included the following VIE assets and liabilities:

ASSETS	June 30, 2019	December 31, 2018
Cash, cash equivalents and restricted cash	$42,877,534	$51,330,950
Accrued interest receivable	2,556,557	2,398,905
Investment related receivable	—	32,666,128
Loans held for investment	591,350,135	550,555,503
Total Assets	$636,784,226	$636,951,486

LIABILITIES
Accrued interest payable	$800,285	$867,794
Collateralized loan obligations(1)	504,946,473	503,978,918
Total Liabilities	$505,746,758	$504,846,712
Equity	131,037,468	132,104,774
Total liabilities and equity	$636,784,226	$636,951,486

(1)
The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following tables present certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. as of June 30, 2019 and December 31, 2018:

As of June 30, 2019
Collateral (loan investments)		Debt (notes issued)
Unpaid Principal Balance	Carrying Value	Face Value	Carrying Value(1)
$591,350,135	$591,350,135	$510,181,000	$504,946,473

As of December 31, 2018
Collateral (loan investments)		Debt (notes issued)
Unpaid Principal Balance	Carrying Value	Face Value	Carrying Value(1)
$550,555,503	$550,555,503	$510,181,000	$503,978,918

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 7 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

(1)
The carrying value for Hunt CRE 2017-FL1, Ltd. is net of discount of $1,897,301 and $2,440,674 for June 30, 2019 and December 31, 2018, respectively and the carrying value for Hunt CRE 2018-FL2, Ltd. is net of debt issuance costs of $3,337,226 and $3,761,410 for June 30, 2019 and December 31, 2018, respectively.

NOTE 8 - RESTRICTED CASH

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

NOTE 9 - SECURED TERM LOAN

Secured Term Loan

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($1,020,806 at June 30, 2019). As of June 30, 2019, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	June 30, 2019
	Outstanding Balance	Total Commitment
Secured Term Loan	$40,250,000	$40,250,000
Total	$40,250,000	$40,250,000

On January 15, 2019, the Company, together with its FOAC and Hunt CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into the Secured Term Loan with the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (in such capacity, the "Agent"), providing for a term facility ("Credit Agreement") to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties’ obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Secured Term Loan are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and includes senior and subordinated commercial real estate mortgage loans, preferred equity in commercial real estate assets (directly or indirectly), commercial real estate construction mortgage loans and certain types of equity interests (the “Eligible Assets”). Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the five year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the fifth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until the maturity.

The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of June 30, 2019 and December 31, 2018 we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 10 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING

The Company previously entered into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives was to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments were utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company entered into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, swaptions and caps and may do so again in the future. In executing on the Company's former risk management strategy, the Company previously entered into interest rate swaps, swaption agreements, TBAs and futures contracts. Amounts receivable and payable under interest rate swap agreements are accounted for as unrealized gain (loss) on derivative contracts, net in the consolidated statement of operations. Premiums on swaptions are amortized on a straight line basis between trade date and expiration date and are recognized in the consolidated statement of operations as a realized loss on derivative contracts.

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

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three and six months ended June 30, 2018. The Company did not hold any derivative instruments as of June 30, 2019:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 10 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS (Continued)

	Three Months Ended June 30, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$23,192,076	$(18,132,701)	$5,059,375
Total	$23,192,076	$(18,132,701)	$5,059,375

	Six Months Ended June 30, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	$25,984,870	$(5,349,613)	$20,635,257
Total	$25,984,870	$(5,349,613)	$20,635,257

NOTE 11 - MSRs

During the six months ended June 30, 2019, the Company retained the servicing rights associated with an aggregate principal balance of $381,847,136 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. In addition, the Company previously consolidated the assets and liabilities of the CSMC 2014-OAK1 Trust, but following the sale of subordinated and first loss securities during the second quarter of 2018, the Company has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. Consequently, MSRs associated with this trust are recorded on the Company's condensed consolidated balance sheet at June 30, 2019.

The following table presents the Company’s MSR activity for the six months ended June 30, 2019 and the six months ended June 30, 2018:

	June 30, 2019	June 30, 2018
Balance at beginning of period	$3,997,786	$2,963,861
MSRs relating to sales to securitizations	—	—
MSRs related to deconsolidation of securitization trust	—	1,025,129
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(589,660)	336,406
Other changes to fair value(1)	(249,457)	(219,783)
Balance at end of period	$3,158,669	$4,105,613

Loans associated with MSRs(2)	$381,847,136	$428,153,251
MSR values as percent of loans(3)	0.83%	0.96%

(1)	Amounts represent changes due to realization of expected cash flows.

(2)	Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at June 30, 2019 and June 30, 2018, respectively.

(3)	Amounts represent the carrying value of MSRs at June 30, 2019 and June 30, 2018, respectively divided by the outstanding balance of the loans associated with these MSRs

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 11 – MSRs (Continued)

The following table presents the servicing income recorded on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Servicing income, net	$185,465	$196,404
Total servicing income	$185,465	$196,404

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Servicing income, net	$433,679	$416,382
Total servicing income	$433,679	$416,382

NOTE 12 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value within the fair value hierarchy levels as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of June 30, 2019
Assets:
Mortgage servicing rights	—	—	3,158,669	3,158,669
Total	$—	$—	$3,158,669	$3,158,669

	December 31, 2018
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2018
Assets:
Mortgage servicing rights	—	—	3,997,786	3,997,786
Total	$—	$—	$3,997,786	$3,997,786

Liabilities:
Multi-family securitized debt obligations	$—	$(19,231,331)	$—	$(19,231,331)
Total	$—	$(19,231,331)	$—	$(19,231,331)

As of June 30, 2019 and December 31, 2018, the Company had $3,158,669 and $3,997,786, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Notes 2 and 11.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at June 30, 2019 and December 31, 2018:

As of June 30, 2019
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.2 - 26.2%	13.1%
	Discount rate	12.0%	12.0%

As of December 31, 2018
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 20.4%	10.1%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 12 – FAIR VALUE (Continued)

	June 30, 2019
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$7,164,246	$7,146,246	$7,146,246
Restricted cash	42,877,535	42,877,535	42,877,535
Commercial mortgage loans held-for-investment	599,770,362	599,770,362	599,770,362
Total	$649,812,143	$649,794,143	$649,794,143

Liabilities:
Collateralized loan obligations	$504,946,473	$510,181,000	$509,822,129
Secured Term Loan	39,229,194	40,250,000	41,500,576
Total	$544,175,667	$550,431,000	$551,322,705

	December 31, 2018
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$7,882,862	$7,882,862	$7,882,862
Restricted cash	51,330,950	51,330,950	51,330,950
Cash held in securitization trusts, at fair value	24,357,335	24,357,335	24,357,335
Commercial mortgage loans held-for-investment	555,172,891	555,172,891	555,172,891
Total	$638,744,038	$638,744,038	$638,744,038

Liabilities:
Collateralized loan obligations	$503,978,918	$510,181,000	$509,000,439
Total	$503,978,918	$510,181,000	$509,000,439

Estimates of cash and cash equivalents and restricted cash are measured using quoted market prices, or Level 1 inputs. Estimates of the fair value of collateralized loan obligations are measured using observable, quoted market prices, in active markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

NOTE 13 RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the prior management agreement in effect through January 18, 2018, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable monthly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity included the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the financial statements. On January 18, 2018, the management agreement in effect for the year ended December 31, 2017 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 18, 2019, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

For the three months ended June 30, 2019, the Company incurred management fees of $566,164 (June 30, 2018: $604,191), recorded as "Management Fee" in the condensed consolidated statement of operations, of which $567,000 (June 30, 2018: $592,500) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

For the six months ended June 30, 2019, the Company incurred management fees of $1,119,623 (June 30, 2018: $1,180,326, net of $6,959 in management fees waived), recorded as "Management Fee" in the condensed consolidated statement of operations, of which $567,000 (June 30, 2018: 592,500) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

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

On March 18, 2019, the Company entered into a support agreement with the Manager, pursuant to which, the Manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million. As of June 30, 2019, $89,379 in expense reimbursement has exceeded the reimbursement cap.

For the three months ended June 30, 2019, the Company incurred reimbursable expenses of $517,000 (June 30, 2018: $570,833), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $663,900 (June 30, 2018: $592,500) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

For the six months ended June 30, 2019, the Company incurred reimbursable expenses of $1,057,037 (June 30, 2018: $1,316,925), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $663,900 (June 30, 2018: 592,500) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

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

The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$3.40	4,500	$4.33
Granted	—	—	—	—
Vested	—	—	—	—
Outstanding Unvested Shares at End of Period	4,500	$3.40	4,500	$4.33

For the period ended June 30, 2019, the Company recognized compensation expense related to restricted common stock of $7,587 (2018: $9,662). The Company has unrecognized compensation expense of $335 as of June 30, 2019 (2018: $9,823) for unvested shares of restricted common stock. As of June 30, 2019, the weighted average period for which the unrecognized compensation expense will be recognized is 0.3 months.

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company had a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of June 30, 2018, the Company received $148,221 in fees, net of $34,573 in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. The Company did not receive any fees from MAXEX for the six months ended June 30, 2019. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770. The fees received that were related to seller eligibility review and backstop services were recorded on the Company's consolidated balance sheet as a liability in the line item "Deferred Income." See Note 14 for additional disclosure relating to the backstop services.

Hunt Finance Company, LLC

During the first quarter of 2019, Hunt CRE 2017-FL1, Ltd. purchased three loans with an aggregate unpaid principal balance of $40,820,000 at par and Hunt CRE 2018-FL2 purchased one loan with an unpaid principal balance of $18,000,000 at par from Hunt Finance Company ("HFC"), LLC, an affiliate of our Manager.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

During the second quarter of 2019, Hunt CRE 2017-FL1, Ltd. purchased seven loans with an aggregate principal balance of $41,318,000 at par from HFC.

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

NOTE 14 - GUARANTEES

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $1,405,182,222 as of June 30, 2019 and $1,405,182,222 as of December 31, 2018, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable to MAXEX. As of June 30, 2019, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of June 30, 2019.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

As of June 30, 2019 and December 31, 2018, the Company had $31.6 million and $16.0 million of unfunded commitments related to loans held in Hunt CRE 2017-FL1, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

As of June 30, 2019 and December 31, 2018, HFC, an affiliate of the Manager, had $51.0 million and $55.4 million, respectively, of unfunded commitments related to loans held in Hunt CRE 2018-FL2, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

NOTE 16 - EQUITY

Ownership and Warrants

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 16 – EQUITY (continued)

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 23,687,664 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

On January 18, 2018, the Company issued 1,539,406 shares of common stock to an affiliate of the Manager in a private placement at a purchase price of $4.77 per share resulting in aggregate net proceeds of $7.3 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. As of June 30, 2019, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the three months and six months ended June 30, 2019. As of June 30, 2019, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

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

Distributions to stockholders

For the 2019 taxable year to date, the Company has declared dividends to common stockholders totaling $3,434,711, or $0.15 per share. The following table presents cash dividends declared by the Company on its common stock during the six months ended June 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 18, 2019	March 29, 2019	April 15, 2019	$1,658,136	$0.07000
June 10, 2019	June 28, 2019	July 15, 2019	$1,776,575	$0.07500

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the six months ended June 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 7, 2018	January 15, 2019	January 28, 2019	$332,626	$0.20660
December 7, 2018	February 14, 2019	February 14, 2019	$188,488	$0.11710

Non-controlling interests

On November 29, 2018, Hunt Commercial Mortgage Trust (“HCMT”), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares (“HCMT Preferred Shares”).  Net proceeds to HCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as “Non-controlling interests” in the Company’s consolidated balance sheets.  Dividends on the HCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The HCMT Preferred Shares are redeemable at any time by HCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price  plus all accrued and unpaid dividends thereafter.  The holders of the HCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of HCMT or the Company.  The HCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of HCMT or the Company.  Dividends on the HCMT Preferred Shares, which amounted to $1,333 for the year ended December 31, 2018 are reflected in “Dividends to preferred stockholders” in the Company’s consolidated statements of operations. As of June 30, 2019, HCMT paid $7,500 in dividends on the preferred shares which are reflected in ""Dividends to preferred stockholders" in the Company's consolidated statements of operations.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2019 (unaudited)
NOTE 17 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
Net income (loss)		$1,394,170		$(21,490,063)

Less dividends:
Common stock	$1,776,575		$1,420,990
Preferred stock	3,792		870,726
Deemed dividend on preferred stock related to redemption	—		—
		1,780,367		2,291,716
Undistributed earnings (deficit)		$(386,197)		$(23,781,779)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.07	$0.07	$0.06	$0.06
Undistributed earnings (deficit)	(0.01)	(0.01)	(1.00)	(1.00)
Total	$0.06	$0.06	$(0.94)	$(0.94)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Net income (loss)		$2,868,937		$(10,175,063)

Less dividends:
Common stock	$3,434,711		$3,735,676
Preferred stock	484,264		1,751,235
Deemed dividend on preferred stock related to redemption	3,093,028		—
		7,012,003		5,486,911
Undistributed earnings (deficit)		$(4,143,066)		$(15,661,974)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.14	$0.14	$0.16	$0.16
Undistributed earnings (deficit)	(0.17)	(0.17)	(0.67)	(0.67)
Total	$(0.03)	$(0.03)	$(0.51)	$(0.51)

Pursuant to an agreement dated January 18, 2018, XL investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it, and therefore no adjustment was needed for the calculation of diluted earnings per share for the three months ended June 30, 2019. No adjustment was required for the calculation of diluted earnings per share for the three months June 30, 2018, for the warrants described in Note 16 because the warrants’ exercise price was greater than the average market price of the common shares for the period, and thereby anti-dilutive. For the three months ended June 30, 2019 the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,687,664 and for the three months ended June 30, 2018, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,683,164.

NOTE 18 - SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments, and operates as a single reporting segment.

NOTE 19 - INCOME TAXES

The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company is generally not subject to federal income taxation at the corporate level to the extent that it distributes 100% of its taxable earnings to shareholders annually and does not engage in prohibited transactions. Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2019 (unaudited)
NOTE 19 - INCOME TAXES (continued)

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

In January 2018, we entered into a series of transactions with subsidiaries of Hunt Companies, Inc. ("Hunt"), a holding company that invests in businesses focused in the real estate and infrastructure markets, including investment management, mortgage banking, direct lending, loan servicing, asset management, property management, development, construction, advisory and mortgage servicing rights. We entered into a new management agreement with Hunt Investment Management, LLC ("HIM" or, our "Manager"), while another affiliate of Hunt purchased an ownership stake of approximately 9.5% through a combination of a privately-placed stock issuance and a purchase from our largest shareholder, XL Investments. The transactions were intended to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, as well as direct access to Hunt's pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. As of June 30, 2019, we had completed the sale of our Agency, Non-Agency RMBS and Multi-Family MBS assets. We reallocated a large majority of our capital into commercial mortgage loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

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

Second Quarter 2019 Summary

•	Our loan portfolio increased by $14.0 million to $599.8 million, comprised of loan purchases of $52.9 million partially offset $38.9 million in loan payoffs.

•	On June 10, 2019, the Company announced its second consecutive dividend increase from $0.07 per share of common stock to $0.075% per share of common stock, a 7.1% increase over the previous quarter.

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

Investment Portfolio

Commercial Mortgage Loans

As of June 30, 2019, we have determined that we are the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.
The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2018	$555,172,891
Purchases, net	117,536,027
Proceeds from principal repayments	(72,938,556)
Balance at June 30, 2019	$599,770,362

The following table details overall statistics for our loan portfolio as of June 30, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
June 30, 2019
Loans held-for-investment
Senior secured loans(3)	$599,770,362	$599,770,362	47	100.0%	6.5%	3.8
	$599,770,362	$599,770,362	47	100.0%	6.5%	3.8

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1

(1)    Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of June 30, 2019.
(2)    The weighted average life of each loan is based on the expected repayment of principal assuming all extension options are exercised by the borrower.

(3)
As of June 30, 2019, $591,350,135 of the outstanding senior secured loans are held in VIEs and $8,420,227 of the outstanding senior secured loans were held outside VIEs.. As of December 31, 2018, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of June 30, 2019:

Loan #	Form of Investment	Origination Date	Total Loan Commitment	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV
1	Senior Loan	12-Jun-17	4,675,000	4,675,000	Winston-Salem, NC	Multi-Family	1mL + 6.0%	1.1	77.2%
2	Senior Loan	13-Oct-17	14,715,000	14,715,000	Hattiesburg, MS	Multi-Family	1mL + 4.8%	3.4	78.4%
3	Senior Loan	9-Jan-18	10,317,000	9,586,332	North Highlands, CA	Multi-Family	1mL + 4.0%	3.7	79.0%
4	Senior Loan	15-Nov-17	30,505,000	30,505,000	Phoenix, AZ	Multi-Family	1mL + 3.8%	3.5	74.3%
5	Senior Loan	29-Jun-16	4,032,738	4,032,738	Various, TX	Multi-Family	1mL + 5.5%	0.1	69.2%
6	Senior Loan	1-Dec-17	19,110,000	19,110,000	Tucson, AZ	Multi-Family	1mL + 4.5%	3.5	80.3%
7	Senior Loan	8-Aug-18	35,000,000	32,182,134	Dallas, TX	Multi-Family	1mL + 3.7%	4.2	81.2%
8	Senior Loan	27-Dec-17	7,600,000	7,600,000	Philadelphia, PA	Multi-Family	1mL + 4.1%	3.6	79.8%
9	Senior Loan	9-Jul-18	33,830,000	30,873,922	Baltimore, MD	Multi-Family	1mL + 3.1%	4.2	77.6%

10	Senior Loan	9-Oct-18	9,250,000	8,947,662	Dallas, TX	Multi-Family	1mL + 3.7%	4.4	78.4%
11	Senior Loan	10-Oct-18	3,569,150	2,954,643	Philadelphia, PA	Multi-Family	1mL + 4.6%	4.4	79.6%
12	Senior Loan	30-Nov-18	72,000,000	38,616,763	Various	Multi-Family	1mL + 4.1%	4.5	70.4%
13	Senior Loan	6-Dec-18	21,000,000	17,712,200	Greensboro, NC	Multi-Family	1mL + 3.4%	4.5	79.8%
14	Senior Loan	13-Dec-18	17,000,000	17,000,000	Seattle, WA	Multi-Family	1mL + 3.8%	2.6	53.7%
15	Senior Loan	8-Feb-19	10,750,000	7,958,000	Philadelphia, PA	Multi-Family	1mL + 4.0%	2.7	71.3%
16	Senior Loan	28-Dec-18	24,123,000	17,000,000	Austin, TX	Retail	1mL + 4.1%	3.6	60.5%
17	Senior Loan	13-Mar-19	19,360,000	15,862,000	Baytown, TX	Multi-Family	1mL + 3.1%	3.8	80.5%
18	Senior Loan	29-Mar-19	6,270,000	5,769,000	Raleigh, NC	Multi-Family	1mL + 3.5%	4.8	79.0%
19	Senior Loan	29-Mar-19	10,000,000	10,000,000	Portsmouth, VA	Multi-Family	1mL + 3.3%	2.8	61.4%
20	Senior Loan	22-May-19	5,450,000	5,450,000	Tampa, FL	Multi-Family	1mL + 3.5%	5.0	65.7%
21	Senior Loan	31-May-19	4,350,000	3,912,000	Austin, TX	Multi-Family	1mL + 3.5%	5.0	74.1%
22	Senior Loan	10-Jun-19	7,000,000	6,372,000	San Antonio, TX	Multi-Family	1mL + 3.4%	5.1	77.7%
23	Senior Loan	15-Nov-18	6,096,000	5,550,000	Glen Burnie, MD	Multi-Family	1mL + 4.3%	2.5	76.0%
24	Senior Loan	10-Jun-19	6,000,000	4,265,000	San Antonio, TX	Multi-Family	1mL + 2.9%	5.1	62.9%
25	Senior Loan	5-Jun-18	50,858,145	35,625,000	Palatine, IL	Multi-Family	1mL + 4.3%	4.0	68.5%
26	Senior Loan	18-May-18	28,000,000	25,355,116	Woodridge, IL	Multi-Family	1mL + 3.8%	4.0	76.4%
27	Senior Loan	29-Nov-17	22,500,000	22,500,000	Richmond, TX	Multi-Family	1mL + 3.9%	1.5	73.5%
28	Senior Loan	31-May-18	24,700,000	19,953,067	Omaha, NE	Multi-Family	1mL + 3.7%	4.0	77.3%
29	Senior Loan	28-Jun-18	17,000,000	14,800,000	Greenville, SC	Multi-Family	1mL + 3.9%	4.1	76.3%
30	Senior Loan	26-Mar-18	19,235,000	14,399,389	Rochelle Park, NJ	Office	1mL + 4.0%	3.8	76.8%
31	Senior Loan	1-Feb-18	14,320,000	12,920,000	Fresno, CA	Multi-Family	1mL + 3.9%	3.7	82.4%
32	Senior Loan	23-Jul-18	16,200,000	12,432,514	Chicago, IL	Office	1mL + 3.8%	4.2	72.7%
33	Senior Loan	24-May-18	12,720,000	11,572,915	Austin, TX	Multi-Family	1mL + 3.6%	4.0	80.2%
34	Senior Loan	25-May-18	11,000,000	9,440,000	Phoenix, AZ	Multi-Family	1mL + 3.9%	4.0	69.4%
35	Senior Loan	12-Mar-18	9,112,000	9,112,000	Waco, TX	Multi-Family	1mL + 4.8%	3.8	72.9%
36	Senior Loan	15-Feb-18	10,500,000	8,708,582	Atlanta, GA	Multi-Family	1mL + 4.3%	3.8	80.2%
37	Senior Loan	23-Feb-18	8,070,000	8,070,000	Little Rock, AR	Multi-Family	1mL + 4.3%	3.8	81.3%
38	Senior Loan	30-Aug-18	9,034,000	8,000,000	Blacksburg, VA	Multi-Family	1mL + 3.9%	4.3	66.6%
39	Senior Loan	7-Aug-18	9,000,000	8,053,748	Birmingham, AL	Multi-Family	1mL + 3.5%	4.3	78.0%
40	Senior Loan	4-Apr-18	7,332,000	6,874,000	Little Rock, AR	Office	1mL + 4.9%	3.8	72.4%
41	Senior Loan	2-Aug-18	10,000,000	8,360,637	Goldsboro, NC	Retail	1mL + 4.0%	4.2	56.5%
42	Senior Loan	9-Nov-17	6,647,000	6,364,266	Las Vegas, NV	Self-Storage	1mL + 4.3%	3.5	76.0%

43	Senior Loan	22-Jun-18	6,200,000	5,667,487	Chicago, IL	Multi-Family	1mL + 4.1%	4.1	80.5%
44	Senior Loan	29-Jun-18	4,525,000	4,404,365	Washington, DC	Mixed Use	1mL + 4.7%	4.1	73.3%
45	Senior Loan	30-Apr-18	4,080,000	3,793,542	Wichita, KS	Multi-Family	1mL + 5.0%	3.9	69.0%
46	Senior Loan	30-Nov-18	8,250,000	4,714,340	Decatur, GA	Multi-Family	1mL + 4.1%	4.4	56.8%
47	Senior Loan	18-Jan-19	20,850,000	18,000,000	Austin, TX	Multi-Family	1mL + 3.9%	3.6	71.4%

(1)	See Note 15 Commitments and Contingencies to our condensed consolidated financial statements for further discussion of unfunded commitments.

(2)
LTV as of the date the loan was originated by a Hunt affiliate and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to the origination date.

Mortgage-Backed Securities

On a non-GAAP basis, our MBS investments decreased from $4.8 million as of December 31, 2018 to $0 million as of June 30, 2019. The non-GAAP total represented our net investment in our consolidated Multi-Family MBS trust, and the decrease was the result of the repayment of this investment.

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

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or collateralized loan obligations, if available, as well as the utilization of long-term warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from the balance sheet or as a "financing" and the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of June 30, 2019, the carrying amount and outstanding principal balance of our collateralized loan obligations was $504.9 million and $510.2 million, respectively. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee was the earlier of the contractual maturity of the underlying mortgage and its repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated on November 28, 2018. Pursuant to an Assumption Agreement dated December

31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20,000,000 and (b) minimum available liquidity equal to the greater of (x) $5,000,000 and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Notes 13 and 14 to our condensed consolidated financial statements included in this Quarterly Report on form 10-Q for a further description of MAXEX.

Multi-Family Loan Consolidation Reporting Requirements

As of June 30, 2019, we have determined that we are no longer the primary beneficiary of the FREMF 2012-KF01 Trust, based on the repayment in full of our first-loss tranche on January 30, 2019.

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

(1)Includes related payables

 Equity and Book Value Per Share

As of June 30, 2019, our equity was $108.9 million, and our book value per common share was $4.60 on a basic and fully diluted basis. Our equity decreased by $0.4 million compared to our equity as of March 31, 2019, while book value per common share decreased by 0.2% from the previous quarter-end amount of $4.61. The decrease in book value per share is primarily driven by a reduction in MSR valuation of $459,119.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. These accounting principles may require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions, assessments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. Actual results could differ from these estimates. All of our estimates upon which our financial statements are based are based upon information available to us at the time of making the estimate. For a discussion of our significant accounting policies, see “Notes to Condensed Consolidated Financial Statements” beginning on page 7 of this report.

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2019:

Non-GAAP Basis
	Commercial Mortgage Loans	MSRs	Credit Facility	Unrestricted Cash(1)	Total
Market Value	$599,770,362	$3,158,669	$—	$7,164,246	$610,093,277
Collateralized Loan Obligations	(504,946,473)	—	—	—	(504,946,473)
Debt Obligations	—	—	(39,229,194)	—	(39,229,194)
Other(2)	1,794,893	—	(56,741)	(1,667,175)	70,977
Restricted Cash	42,877,535	—	—	—	42,877,535
Equity Allocated	$139,496,317	$3,158,669	$(39,285,935)	$5,497,071	$108,866,122
% Equity	128.1%	2.9%	(36.1)%	5.1%	100.0%

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

Results of Operations

As of June 30, 2019, we no longer consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of the trusts, no longer consolidates the interest and expenses of these trusts. Additionally, as of June 30, 2019 we consolidated the assets and liabilities of two commercial real estate collateralized loan obligations, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Our results of operations, and in particular the gross amount of interest income and interest expense reported, were impacted in part by the the sale of the subordinated securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts that it previously owned and the repayment in full of the FREMF 2012-KF01 Trust, and accordingly no longer consolidated the assets, liabilities, income and expenses of the underlying trusts and the sale of all of our Agency and Non-Agency RMBS in the first half of 2018. Additionally, in the second quarter of 2018, the Company acquired Hunt CMT Equity, LLC which included Hunt CRE 2017-FL1, Ltd. and in the third quarter of 2018 closed our second CLO, Hunt CRE 2018-FL2, Ltd., which impacted the gross amount of interest income and expense reported. Consequently, our results of operations for the periods ended June 30, 2019 and June 30, 2018 are not directly comparable.

The table below presents certain information from our Statement of Operations for the three and six months ended June 30, 2019 and June 30, 2018, respectively:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$—	$3,669,376	$—	$10,748,966
Commercial mortgage loans held-for-investment	10,289,117	5,894,000	20,193,305	5,894,000
Multi-family loans held in securitization trusts	—	6,976,930	78,361	20,204,118
Residential loans held in securitization trusts	—	954,711	—	2,102,352
Cash and cash equivalents	—	55,936	—	116,978
Interest expense:
Repurchase agreements - available-for-sale securities	—	(2,685,705)	—	(7,637,242)
Collateralized loan obligations	(5,456,288)	(2,889,167)	(10,903,177)	(2,889,167)
Secured Term Loan	(786,114)	—	(1,115,227)	—
Multi-family securitized debt obligations	—	(6,640,257)	—	(19,166,552)
Residential securitized debt obligations	—	(765,914)	—	(1,685,971)
Net interest income	4,046,715	4,569,910	8,253,262	7,687,482
Other income:
Realized gain (loss) on investments, net	—	(30,497,281)	(709,439)	(33,345,288)
Realized gain (loss) on derivative contracts, net	—	23,192,076	—	25,984,870
Change in unrealized gain (loss) on derivative contracts, net	—	(18,132,701)	—	(5,349,613)
Change in unrealized gain (loss) on mortgage servicing rights	(459,119)	1,084,063	(839,117)	1,141,752
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	—	(5,463,148)	694,339	(6,818,922)
Change in unrealized gain (loss) on residential loans held in securitization trusts	—	5,905,602	—	5,650,199
Servicing income, net	185,465	196,404	433,679	416,382
Other income	—	44,617	—	60,492
Total other income (loss)	(273,654)	(23,670,368)	(420,538)	(12,260,128)
Expenses:
Management fee	566,164	604,191	1,119,623	1,180,326
General and administrative expenses	895,659	962,284	2,362,344	2,352,345
Operating expenses reimbursable to manager	517,000	570,833	1,057,037	1,316,925
Other operating expenses	147,259	201,190	185,016	605,659
Compensation expense	50,064	51,107	100,087	147,162
Total expenses	2,176,146	2,389,605	4,824,107	5,602,417
Net income (loss) before provision for income taxes	1,596,915	(21,490,063)	3,008,617	(10,175,063)
(Provision for) income taxes	(202,745)	—	(139,680)	—
Net income (loss)	1,394,170	(21,490,063)	2,868,937	(10,175,063)
Dividends to preferred stockholders	(3,792)	(870,726)	(484,264)	(1,751,235)
Deemed dividend on preferred stock related to redemption	—	—	(3,093,028)	—

Net income (loss) attributable to common stockholders	$1,390,378	$(22,360,789)	$(708,355)	$(11,926,298)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,390,378	$(22,360,789)	$(708,355)	$(11,926,298)
Weighted average number of shares of common stock outstanding	23,687,664	23,683,164	23,687,664	23,358,579
Basic and diluted income (loss) per share	$0.06	$(0.94)	$(0.03)	$(0.51)
Dividends declared per share of common stock	$0.08	$0.06	$0.15	$0.16

Net Income Summary

For the six months ended June 30, 2019, our net loss attributable to common stockholders was $708,355, or $0.03 basic and diluted net loss per average share, compared with a net loss of $11,926,298, or $0.51 basic and diluted net loss per share, for the six months ended June 30, 2018.  The principal drivers of this variance were a decrease in total other loss from $12,260,128 for the six months ended June 30, 2018 to a loss of $420,538 for the six months ended June 30, 2019, a reduction in total expenses from $5,602,417 for the six months ended June 30, 2018 to $4,824,107 for the six months ended June 30, 2019, and an increase in net interest income from $7,687,482 for the six months ended June 30, 2018 to $8,253,262 for the six months ended June 30, 2019.

For the three months ended June 30, 2019, our net income attributable to common shareholders was $1,390,378, or $0.06 basic and diluted net income per average share, compared with a net loss of $22,360,789, or $0.94 basic and diluted net loss per share, for the three months ended June 30, 2018. The principal drivers of this variance were a decrease in total other loss from $23,670,368 for the three months ended June 30, 2018 to a gain of $273,654 for the three months ended June 30, 2019, and a reduction in total expenses from $2,389,605 for the three months ended June 30, 2018 to $2,176,146 for the three months ended June 30, 2019, which more than offset a decrease in interest income from $4,569,910 for the three months ended June 30, 2018 to $4,046,715 for the three months ended June 30, 2019.

The comparability of our results for the three months and six months ended June 30, 2019, with the three months and six months ended June 30, 2018 is limited due to (i) the sale of all of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS during the second quarter of 2018; (ii) the termination of the associated repurchase agreements related to our Agency and Non-Agency RMBS; (iii) the termination of the associated interest rate hedges related to our Agency RMBS; (iv) the deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018; (v) the deconsolidation of one Multi-Family MBS trust during the first quarter of 2019; and (v) the consolidation of the assets and liabilities of our CLOs.

Interest Income and Interest Expense

Our primary source of income is net interest income. For the six months ended June 30, 2019 and the six months ended June 30, 2018, our interest income was $20,271,666 and $39,066,414, respectively. Our interest expense was $12,018,404 and $31,378,932 respectively, for the six months ended June 30, 2019 and the six months ended June 30, 2018. The period-over-period decrease in interest income was primarily the result of the de-consolidated multi-family and residential mortgage loan securitization trusts and reallocation of capital from the sale of the legacy AFS portfolio into commercial mortgage loans. The period-over-period decrease in interest expense was impacted by the de-consolidated multi-family and residential mortgage loan securitization trusts and the redemption of repurchase agreement financing related to the legacy AFS portfolio replaced with CLO financing of the commercial mortgage loan portfolio.

For the three months ended June 30, 2019 and the three months ended June 30, 2018, our interest income was $10,289,117 and $17,550,953, respectively. Our interest expense was $6,242,402 and $12,981,043 respectively, for the three months ended June 30, 2019 and the three months ended June 30, 2018. The period-over-period decrease in interest income was primarily the result of the de-consolidated multi-family and residential mortgage loan securitization trusts and reallocation of capital from the sale of the legacy AFS portfolio into commercial mortgage loans. The period-over-period decrease in interest expense was impacted by the de-consolidated multi-family and residential mortgage loan securitization trusts and the redemption of repurchase agreement financing related to the legacy AFS portfolio replaced with CLO financing of the commercial mortgage loan portfolio.

Net Interest Income

For the six months ended June 30, 2019 and the six months ended June 30, 2018, our net interest income was $8,253,262 and $7,687,482, respectively, with the increased income a result of the sales of the legacy RMBS and MBS portfolio, deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018, the deconsolidation of one Multi-Family MBS trust during the first quarter of 2019 and acquisition and closing of the collateralized loan obligations.

For the three months ended June 30, 2019 and the three months ended June 30, 2018, our net interest income was $4,046,715 and $4,569,910, respectively, with the decreased income a result of the sales of the legacy RMBS and MBS portfolio, deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018, the deconsolidation of one Multi-Family MBS trust during the first quarter of 2019 and acquisition and closing of the collateralized loan obligations.

Other Income (Loss)

For the six months ended June 30, 2019, we incurred a loss of $420,538 which primarily reflects the impact of net realized losses on investments of $709,439 and net unrealized losses on mortgage servicing rights of $839,117,which more than offset net unrealized gains on multi-family mortgage loans held in the FREMF 2012-KF01 Trust of $694,339 and net mortgage servicing income of $433,679.

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

The period-over-period decrease in other loss was primarily due to the sale of the Agency RMBS portfolio and concurrent closeout of the related interest rate hedges during the first half of 2018 and the de-consolidation of the multi-family and residential securitization trusts.

For the three months ended June 30, 2019, we incurred a loss of $273,654 which reflects the impact of net mortgage servicing income of $185,465, which was more than offset by net unrealized losses on mortgage servicing rights of $459,119.

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

The period-over-period increase in other income was primarily due to the sale of the Agency RMBS portfolio and concurrent closeout of the related interest rate hedges during the first half of 2018 and the de-consolidation of the multi-family and residential securitization trusts.

Expenses

In connection with our consolidation of certain consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

For the six months ended June 30, 2019, we incurred management fees of $1,119,623 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $3,704,484, of which $1,057,037 was payable to our Manager and $2,647,447 was payable directly by us.

For the six months ended June 30, 2018, we incurred management fees of $1,180,326 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $4,422,091 of which $1,316,925 was payable to our Manager and $3,105,166 was payable directly by us.

The period over period decrease in operating expenses reflects the impact of limitations on our reimbursement of Manager expenses pursuant to our management agreement and support agreement, as well as certain other operating efficiencies.

For the three months ended June 30, 2019, we incurred management fees of $566,164 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,609,982 of which $517,000 was payable to our Manager and $1,092,982 was payable directly by us.

For the three months ended June 30, 2018, we incurred management fees of $604,191 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,785,414 of which $570,833 was payable to our Manager and $1,214,581 was payable directly by us.

The period over period decrease in operating expenses reflects the impact of limitations on our reimbursement of Manager expenses pursuant to our management agreement and support agreement, as well as certain other operating efficiencies.

Impairment

We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and six months ended June 30, 2019 and June 30, 2018, we did not recognize any OTTI losses. Additionally, we review each loan classified as held-for-investment for impairment on a quarterly basis. For the three and six months ended June 30, 2019, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax (Benefit) Expense

For the six months ended June 30, 2019 , the Company recognized a provision for income taxes in the amount of $139,680.

For the three months ended June 30, 2019, the Company recognized a provision for income taxes in the amount of $202,745.

Other Comprehensive Income

For the six months ended June 30, 2018, other comprehensive income was $12,617,794, which consisted of reclassification adjustments for realized gain on AFS securities included in net income.

For the three months ended June 30, 2018, other comprehensive income was $23,483,141, which consisted of an increase in unrealized gain on AFS securities and reclassification adjustments for realized gain on AFS securities included in net income.

For the three and six months ended June 30, 2019, the Company did not record any Other Comprehensive Income.

Net Income (Loss) and Return on Equity

For the six months ended June 30, 2019, our net loss attributable to common stockholders was $708,355 after accounting for preferred stock dividends of $484,264 and the deemed dividend on preferred stock related to redemption of $3,093,028, representing an annualized loss of 0.62% on average stockholders' equity of $229,378,451.

 For the six months ended June 30, 2018, our net loss attributable to common stockholders was $11,926,298 after accounting for preferred stock dividends of $1,751,235, representing an annualized loss of 10.41% on average stockholders' equity of $230,991,431. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the six months ended June 30, 2018, our comprehensive income attributable to common stockholders was $691,496 which included $12,617,794 in OCI. This represented an annualized gain of 0.60% on average stockholders’ equity.

For the three months ended June 30, 2019, our net gain attributable to common stockholders was $1,390,378 after accounting for preferred stock dividends of $3,792, representing an annualized gain of 2.44% on average shareholders' equity of $228,415,747.

For the three months ended June 30, 2018, our net loss attributable to common stockholders was $22,360,789 after accounting for preferred stock dividends of $870,726, representing an annualized loss of 38.71% on average stockholders' equity of $231,665,002. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs) are not reflected in our statements of operations, but are instead a component of OCI. For the three months ended June 30, 2018, our comprehensive income attributable to common stockholders was $1,122,352 which included $23,483,141 in OCT. This represented an annualized gain of 1.94% on average stockholders' equity.

 Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale of our Agency and Non-Agency RMBS and our Multi-Family MBS, as of June 30, 2019, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2019, we had unrestricted cash and cash equivalents of $7.2 million, compared to $7.9 million as of December 31, 2018.

As of June 30, 2019, we had $40.2 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%, which we used to redeem our 8.75% Series A Cumulative Redeemable Preferred Stock. As of June 30, 2019, the ratio of our recourse debt to equity was 0.4:1.

As of June 30, 2019, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trusts. As of June 30, 2019, the fair value of these non-recourse liabilities aggregated to $504,946,473. As of June 30, 2019, our total debt to equity ratio was 5.0:1 on a GAAP basis.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we accounted for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability. As of June 30, 2019, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 14 for further information.
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

If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On June 10, 2019, we announced that our board of directors had declared a cash dividend rate for the second quarter of 2019 of $0.075 per share of common stock.  This second quarter dividend was paid on July 15, 2019 to stockholders of record as of the close of business on June 28, 2019.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2019. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, as a result of the material weaknesses in our internal control over financial reporting as described below.

The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with the recording of certain hedging transactions as first reported in our 2016 Annual Report on Form 10-K. The material weakness consisted of a failure to ensure adequate timely technical review of the position proposed and analysis undertaken by our nationally recognized tax-consulting specialist and taken by us in calculating our REIT taxable income for 2013. As a result, we declared on November 9, 2016, and paid on December 27, 2016, a deficiency dividend to reduce our 2013 undistributed taxable income, as adjusted, and satisfy the REIT distribution requirements. As noted in Note 19 to the condensed consolidated financial statements, the Company did not pass the requisite 2018 test under Section 856(c)(3) of the Code, also known as the 75% Income Test. Because we have continued to experience REIT tax compliance matters into 2018, management and the Audit Committee has concluded that we have a material weakness. We have a material weakness related to a lack of the appropriate resources for and supervision of, third-party specialists, in particular third-party tax advisors. In addition, this resource and supervision material weakness extends to the overall lack of detail in management documentation of the execution of management review controls. The material weakness did not impact any prior period GAAP financial statements, and thus did not result in any misstatements of our annual audited or interim financial statements. Nonetheless, when taken together with the material weakness described below, management and our Audit Committee have concluded that additional remediation measures described below continue to be necessary to enhance our control environment.

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

Changes in Internal Control Over Financial Reporting

To remediate the material weakness in our internal control over financial reporting related to a lack of appropriate resources for and supervision of third-party specialists, particularly third-party tax advisors and the overall lack of detail in management documentation of the execution of management review controls, our manager now employs a senior level tax accountant experienced in REIT tax matters, who has taken primary responsibility for, among other things, the coordination with and supervision of our third-party tax advisors and the timely communication of REIT tax compliance matters to management and our Board of Directors. Additionally, our Manager has identified a senior resource to supervise, in collaboration with third-party specialists, a targeted review of our key management controls in order to identify where a greater level of detail in management's documentation of the execution of management review controls would be prudent to support the evaluation of the design and effectiveness of the control.

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

HUNT COMPANIES FINANCE TRUST, INC.

Dated: August 7, 2019	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2019	By	/s/ James A. Briggs
James A. Briggs
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)