Form 10-Q
period 2019-09-30
Hunt Companies Finance Trust, Inc.
filed 2019-11-07
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2019
Common stock, $0.01 par value	23,687,664

HUNT COMPANIES FINANCE TRUST, INC.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	3
	Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	37
Item 4.	Controls and Procedures	38

PART II - Other Information		39

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

Signatures		40

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$10,300,620	$7,882,862
Restricted cash	81,037,212	51,330,950
Commercial mortgage loans held-for-investment, at amortized cost	559,521,552	555,172,891
Receivables held in securitization trusts, at fair value(1)	—	24,357,335
Mortgage servicing rights, at fair value	2,713,809	3,997,786
Deferred offering costs	59,367	126,516
Accrued interest receivable	2,240,813	2,430,790
Investment related receivable	—	33,042,234
Other assets	1,477,843	1,010,671
Total assets	$657,351,216	$679,352,035
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Collateralized loan obligations, net	505,438,271	503,978,918
Secured Term Loan, net	39,275,571	—
Multi-family securitized debt obligations(1)	—	19,231,331
Accrued interest payable	815,393	1,231,649
Dividends payable	1,780,367	1,465,610
Fees and expenses payable to Manager	735,561	1,175,000
Other accounts payable and accrued expenses	84,600	2,066,189
Total liabilities	548,129,763	529,148,697
COMMITMENTS AND CONTINGENCIES (NOTES 14 & 15)
EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 0 issued and outstanding at September 30, 2019 and 1,610,000 issued and outstanding at December 31, 2018, respectively	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,687,664 shares issued and outstanding, at September 30, 2019 and December 31, 2018, respectively	236,877	236,832
Additional paid-in capital	228,153,442	231,305,743
Cumulative distributions to stockholders	(120,456,361)	(114,757,019)
Accumulated earnings (deficit)	1,187,995	(3,838,690)
Total stockholders' equity	109,121,953	150,103,838
Noncontrolling interests	$99,500	$99,500
Total equity	$109,221,453	$150,203,338
Total liabilities and equity	$657,351,216	$679,352,035

(1)  Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of December 31, 2018, assets of consolidated VIEs totaled $24,357,335, and the liabilities of consolidated VIEs totaled $19,595,186 respectively. See Note 5 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenues:
Interest income:
Available-for-sale securities	$—	$—	$—	$10,748,966
Commercial mortgage loans held-for-investment	9,825,455	9,365,400	30,018,760	15,259,400
Multi-family loans held in securitization trusts	—	336,824	78,361	20,540,942
Residential loans held in securitization trusts	—	—	—	2,102,352
Cash and cash equivalents	6,551	17,024	6,551	134,002
Interest expense:
Repurchase agreements - available-for-sale securities	—	—	—	(7,637,242)
Collateralized loan obligations	(5,244,001)	(4,366,632)	(16,147,178)	(7,255,799)
Secured term loan	(792,121)	—	(1,907,348)	—
Multi-family securitized debt obligations	—	(237,980)	—	(19,404,532)
Residential securitized debt obligations	—	—	—	(1,685,971)
Net interest income	3,795,884	5,114,636	12,049,146	12,802,118
Other income:
Realized gain (loss) on investments, net	—	(13,617)	(709,439)	(33,358,905)
Realized gain (loss) on derivative contracts, net	—	—	—	25,984,870
Change in unrealized gain (loss) on derivative contracts, net	—	—	—	(5,349,613)
Change in unrealized gain (loss) on mortgage servicing rights	(444,860)	103,512	(1,283,977)	1,245,264
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	—	957,549	694,339	(5,861,373)
Change in unrealized gain (loss) on residential loans held in securitization trusts	—	—	—	5,650,199
Servicing income, net	243,265	285,745	676,944	702,127
Other income	—	27,942	—	88,434
Total other income (loss)	(201,595)	1,361,131	(622,133)	(10,898,997)
Expenses:
Management fee	557,833	586,926	1,677,456	1,767,252
General and administrative expenses	904,413	796,600	3,266,757	3,148,945
Operating expenses reimbursable to manager	175,174	548,132	1,232,211	1,865,057
Other operating expenses	19,212	136,400	204,228	742,059
Compensation expense	46,585	54,683	146,672	201,845
Total expenses	1,703,217	2,122,741	6,527,324	7,725,158
Net income (loss) before provision for income taxes	1,891,072	4,353,026	4,899,689	(5,822,037)
(Provision for) income taxes	266,676	—	126,996	—
Net income (loss)	2,157,748	4,353,026	5,026,685	(5,822,037)
Dividends to preferred stockholders	(3,792)	(880,509)	(488,056)	(2,631,744)
Deemed dividend on preferred stock related to redemption	—	—	(3,093,028)	—
Net income (loss) attributable to common stockholders	$2,153,956	$3,472,517	$1,445,601	$(8,453,781)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$2,153,956	$3,472,517	$1,445,601	$(8,453,781)
Weighted average number of shares of common stock outstanding	23,687,664	23,687,273	23,687,664	23,588,688
Basic and diluted income (loss) per share	$0.09	$0.15	$0.06	$(0.36)
Dividends declared per share of common stock	$0.08	$0.06	$0.22	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net income (loss)	$2,157,748	$4,353,026	$5,026,685	$(5,822,037)

Other comprehensive income (loss):
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	12,617,794

Total other comprehensive income (loss)	—	—	—	12,617,794

Less: Dividends to preferred stockholders	(3,792)	(880,509)	(488,056)	(2,631,744)
Less: Deemed dividend on preferred stock related to redemption	—	—	(3,093,028)	—

Comprehensive income (loss) attributable to common stockholders	$2,153,956	$3,472,517	$1,445,601	$4,164,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Noncontrolling interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2018	1,610,000	$37,156,972	23,687,664	$236,832	$231,305,743	$(114,757,019)	$(3,838,690)	$99,500	$150,203,338
Issuance of common stock, net	—	—	—	—	—	—	—	—	—
Cost of issuing common stock	—	—	—	—	(22,383)	—	—	—	(22,383)
Redemption of preferred stock, net	(1,610,000)	(37,156,972)	—	—	(3,093,028)	—	—	—	(40,250,000)
Restricted stock compensation expense	—	—	—	—	3,773	—	—	—	3,773
Net income (loss)	—	—	—	—	—	—	1,474,767	—	1,474,767
Common dividends declared	—	—	—	—	—	(1,658,136)	—	—	(1,658,136)
Preferred dividends declared	—	—	—	—	—	(480,472)	—	—	(480,472)
Balance at March 31, 2019	—	$—	23,687,664	$236,832	$228,194,105	$(116,895,627)	$(2,363,923)	$99,500	$109,270,887
Issuance of common stock, net	—	—	—	—	—	—	—	—	—
Cost of issuing common stock	—	—	—	—	(22,382)	—	—	—	(22,382)
Restricted stock compensation expense	—	—	—	—	3,814	—	—	—	3,814
Net income (loss)	—	—	—	—	—	—	1,394,170	—	1,394,170
Common dividends declared	—	—	—	—	—	(1,776,575)	—	—	(1,776,575)
Preferred dividends declared	—	—	—	—	—	(3,792)	—	—	(3,792)
Balance at June 30, 2019	—	$—	23,687,664	$236,832	$228,175,537	$(118,675,994)	$(969,753)	$99,500	$108,866,122
Issuance of common stock, net	—	—	4,500	45	15,255	—	—	—	$15,300
Cost of issuing common stock	—	—	—	—	(22,385)	—	—	—	$(22,385)
Restricted stock compensation expense	—	—	(4,500)	—	(14,965)	—	—	—	$(14,965)
Net income (loss)	—	—	—	—	—	—	2,157,748	—	$2,157,748
Common dividends declared	—	—	—	—	—	(1,776,575)	—	—	$(1,776,575)
Preferred dividends declared	—	—	—	—	—	(3,792)	—	—	$(3,792)
Balance at September 30, 2019	—	—	23,687,664	236,877	228,153,442	(120,456,361)	1,187,995	99,500	109,221,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2017	1,610,000	$37,156,972	22,143,758	$221,393	$224,048,169	$(12,617,794)	$(104,650,235)	$1,632,772	145,791,277
Issuance of common stock, net	—	—	1,539,406	15,394	7,327,573	—	—	—	7,342,967
Cost of issuing common stock	—	—	—	—	(32,383)	—	—	—	(32,383)
Restricted stock compensation expense	—	—	—	—	4,804	—	—	—	4,804
Net income (loss)	—	—	—	—	—	—	—	11,315,000	11,315,000
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	(12,154,936)	—	—	(12,154,936)
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	1,289,589	—	—	1,289,589
Common dividends declared	—	—	—	—	—	—	(2,314,686)	—	(2,314,686)
Preferred dividends declared	—	—	—	—	—	—	(880,509)	—	(880,509)
Balance at March 31, 2018	1,610,000	$37,156,972	23,683,164	$236,787	$231,348,163	$(23,483,141)	$(107,845,430)	$12,947,772	150,361,123
Cost of issuing common stock	—	—	—	—	(32,383)	—	—	—	(32,383)
Restricted stock compensation expense	—	—	—	—	4,858	—	—	—	4,858
Net income (loss)	—	—	—	—	—	—	—	(21,490,063)	(21,490,063)
Increase (decrease) in net unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	12,154,936	—	—	12,154,936
Reclassification adjustment for net gain (loss) included in net income (loss)	—	—	—	—	—	11,328,205	—	—	11,328,205
Common dividends declared	—	—	—	—	—	—	(1,420,990)	—	(1,420,990)
Preferred dividends declared	—	—	—	—	—	—	(870,726)	—	(870,726)
Balance at June 30, 2018	1,610,000	$37,156,972	23,683,164	$236,787	$231,320,638	$—	$(110,137,146)	$(8,542,291)	150,034,960
Issuance of common stock, net	—	—	4,500	—	—	—	—	—	$—
Cost of issuing common stock	—	—	—	—	(32,384)	—	—	—	$(32,384)
Restricted stock compensation expense	—	—	—	—	8,433	—	—	—	$8,433
Net income (loss)	—	—	—	—	—	—	—	4,353,026	$4,353,026
Common dividends declared	—	—	—	—	—	—	(1,421,260)	—	$(1,421,260)
Preferred dividends declared	—	—	—	—	—	—	(880,509)	—	$(880,509)
Balance at September 30, 2018	1,610,000	37,156,972	23,687,664	236,787	231,296,687	—	(112,438,915)	(4,189,265)	152,062,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Cash flows from operating activities:
Net income (loss)	$5,026,685	$(5,822,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	—	1,403,431
Accretion of collateralized loan obligations discounts, net	819,562	462,318
Amortization of deferred offering costs	(67,150)	—
Amortization of deferred financing costs	755,735	98,429
Realized (gain) loss on investments, net	709,439	33,358,905
Realized (gain) loss on derivative contracts, net	—	(25,984,870)
Unrealized (gain) loss on derivative contracts	—	5,349,613
Unrealized (gain) loss on mortgage servicing rights	1,283,977	(1,245,264)
Unrealized (gain) loss on multi-family loans held in securitization trusts	(694,339)	5,861,373
Unrealized (gain) loss on residential loans held in securitization trusts	—	(5,650,199)
Restricted stock compensation expense	(7,378)	18,095
Net change in:
Accrued interest receivable	189,977	1,645,778
Deferred offering costs	67,149	57,149
Other assets	(467,172)	49,804
Accrued interest payable	(52,401)	(771,386)
Deferred income	—	174,685
Fees and expenses payable to Manager	(439,439)	2,249,338
Other accounts payable and accrued expenses	(1,981,590)	(176,907)
Net cash provided by operating activities	5,143,055	11,078,255
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(179,075,497)	(323,416,036)
Proceeds from sales of available-for-sale securities	—	1,227,314,578
Net proceeds from derivative contracts	—	25,984,870
Principal payments from available-for-sale securities	—	62,932,244
Principal payments from retained beneficial interests	4,747,049	—
Principal payments from commercial mortgage loans held-for-investment	174,726,836	124,493,511
Investment related receivable	33,042,234	(8,780,121)
Purchase of Hunt CMT Equity LLC (net of $9,829,774 in restricted cash)	—	(58,220,292)
Due from broker	—	(1,123,463)
Net cash provided by investing activities	33,440,622	1,049,185,291
Cash flows from financing activities:
Proceeds from issuance of common stock	15,300	7,245,817
Redemption of preferred stock	(40,250,000)	—
Dividends paid on common stock	(4,855,971)	(3,735,676)
Dividends paid on preferred stock	(528,614)	(2,641,527)
Proceeds from repurchase agreements - available-for-sale securities	—	6,017,838,000
Proceeds from collateralized loan obligations	—	219,449,000
Proceeds from secured term loan	40,250,000	—
Payment of deferred financing costs	(1,090,372)	(4,075,446)
Principal repayments of repurchase agreements - available-for-sale securities	—	(7,252,360,000)
Net cash (used in) financing activities	(6,459,657)	(1,018,279,832)
Net increase in cash, cash equivalents and restricted cash	32,124,020	41,983,714
Cash, cash equivalents and restricted cash, beginning of period	59,213,812	45,622,602
Cash, cash equivalents and restricted cash, end of period	$91,337,832	$87,606,316

Supplemental disclosure of cash flow information
Cash paid for interest	$16,531,631	$14,332,294
Cash paid for income taxes	$1,956,337	$—
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$1,780,367	$1,450,609
Net change in unrealized gain (loss) on available-for-sale securities	$—	$12,617,794
Consolidation of multi-family loans held in securitization trusts	$—	$24,908,204
Consolidation of multi-family securitized debt obligations	$—	$19,566,273
Commercial mortgage loans acquired, Hunt CMT Equity LLC acquisition	$—	$345,664,012
Restricted cash acquired, Hunt CMT Equity LLC acquisition	$—	$9,829,774
Other assets acquired, Hunt CMT Equity LLC acquisition	$—	$109,100
Collateralized loan obligations assumed, Hunt CMT Equity LLC acquisition	$—	$(287,552,820)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS
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

The Company evaluates quarterly its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At September 30, 2019, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations was $124,046,671 at September 30, 2019 and December 31, 2018.

During the second quarter of 2018, the Company sold first-loss securities of the FREMF 2011-K13 Trust and the first-loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of these trusts, no longer consolidates the assets, liabilities, income and expenses of those trusts. In the first quarter of 2019, the first-loss tranche of the Re-REMIC related to the FREMF 2012-KF01 Trust was redeemed, and as a result, having determined the Company is no longer the primary beneficiary of that trust, no longer consolidates the assets, liabilities, income and expense of the trust. The Company's maximum exposure to loss from consolidated trusts was $0 and $4,762,149, respectively, at September 30, 2019 and December 31, 2018.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g. valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

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

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$10,300,620	$7,882,862
Restricted cash CRE 2017-FL1, Ltd.	32,668,889	24,085,890
Restricted cash CRE 2018-FL2, Ltd.	$48,368,323	$27,245,060
Total cash, cash equivalents and restricted cash	$91,337,832	$59,213,812

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

Fair Value Measurements

The "Fair Value Measurements and Disclosures" Topic 820 of the FASB, or ASC 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurement under GAAP. Specifically, the guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at measurement date. ASC 820 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value.

Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable market data from independent sources, while unobservable inputs reflect the Company's market assumptions. The three levels are defined as follows:

•Level 1 Inputs – Quoted prices for identical instruments in active markets.
•Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 Inputs – Instruments with primarily unobservable value drivers.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instrument, for which it is practicable to estimate that value:

•Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.
•Restricted cash: The carrying amount of restricted cash approximates fair value.
•Commercial mortgage loans: The Company may record fair value adjustments on a non-recurring basis when it has determined it necessary to record a specific impairment reserve or charge-off against a loan and the Company measures such specific reserve or charge-off using the fair value of the loan's collateral. To determine the fair value of loan collateral, the Company employs different approaches including income capitalization approach or appraised values depending upon the nature of such collateral and other relevant market factors.
•Mortgage servicing rights: The Company determines the fair value of MSRs from a third-party pricing service on a recurring basis. The third-party pricing service uses common market pricing methods that include using discounted cash flow models to calculate the present value estimated net servicing income and observed market pricing for MSR purchase and sale transactions. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors.
•Collateralized loan obligations: The Company determines the fair value of collateralized loan obligations by utilizing a third-party pricing service. In determining the value of a particular investment, pricing service providers may use market spreads, inventory levels, trade and bid list history, as well as market insight from clients, trading desks and global research platform.
•Secured term loan: The Company determines the fair value of its secured term loan based on a discounted cash flow methodology.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of September 30, 2019, the Company did not hold any loans placed on non-accrual status.

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

The Company evaluates each loan rated High Risk or above as to whether it is impairmed on a quarterly basis. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2019, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

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

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary and accordingly are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. Collateralized loan obligations are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums and discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $40.25 million Delayed Draw Facility with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

balance, net of deferred financing costs. Deferred financing costs of $1,090,372 associated with this liability are amortized to interest expense using the effective interest method over the term of the Secured Term Loan, or on a straight line basis when it approximates the effective interest method.

Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts were comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1. Based on a number of factors, the Company determined it was the primary beneficiary of the VIE underlying the trusts, met the criteria for consolidation and, accordingly, consolidated the trusts, including its assets, liabilities, income and expenses in its consolidated financial statements. The Company elected the fair value option on each of the assets and liabilities held within the trusts. The Company sold the subordinated securities of the FREMF 2011-K13 Trust on May 18, 2018 and the CSMC 2014-OAK1 Trust on June 18, 2018, and having determined that it was no longer the primary beneficiary of either trust as of those dates, the Company no longer consolidated either trust as of those dates. Additionally, in the first quarter of 2019, the first-loss tranche of the re-REMIC related to the FREMF 2012-KF01 Trust paid-in full, and as a result, having determined the Company is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expense of the trust.

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

As of September 30, 2019, the Company no longer held any multi-family securitization trusts and as of September 30, 2019 and December 31, 2018, respectively, the Company no longer held any residential securitization trusts.

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

As of September 30, 2019 the Company no longer had any multi-family securitized debt obligations outstanding and as of September 30, 2019 and December 31, 2018, respectively, the Company no longer had any residential securitized debt obligations outstanding.

Common Stock

At September 30, 2019 and December 31, 2018, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 23,687,664 shares of common stock issued and outstanding at September 30, 2019 and December 31, 2018.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. A REIT is generally taxable as a U.S. C-Corporation; however, so long as the Company qualifies as a REIT it is entitled to a special deduction for dividends paid to shareholders not otherwise available to corporations. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent its distributions to stockholders equals, or exceeds, its REIT taxable income for the year. In addition, the Company must continue to meet certain REIT qualification requirements with respect to distributions, as well as certain asset, income and share ownership tests, in accordance with Sections 856 through 860 of the Code, as summarized below. In addition, the TRS is maintained to perform certain services and earn income for the Company that the Company is not permitted as a REIT.

To maintain its qualification as a REIT, the Company must meet certain requirements (including but not limited to the following: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

available for distributions to its stockholders. The Company has historically met the requisite ownership, asset and income tests, with the exception of a failure to meet the 75% gross income test for the 2018 calendar year. The failure to meet the 75% gross income test was a result of gains generated from the termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company accrued a tax liability of $1.96 million as of December 31, 2018 as a result of its failure to meet the 75% gross income test, which was previously paid on April 12, 2019, in connection with filing its 2018 tax extensions.

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair-value based methodology prescribed by ASC 505, Equity (“ASC 505”), or ASC 718, Share-Based Payment (“ASC 718”), as appropriate. Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 13 for details of stock-based awards issuable under the Manager Equity Plan.

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

In June 2016, the FASB issued ASU 2016-13 which is a comprehensive amendment of credit losses on financial instruments. Currently GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the “incurred loss” impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates. For public business entities that are SEC filers, the amendment in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In its July 2019 meeting, the FASB decided to adopt a two-bucket approach to stagger effective dates for major standards. The first bucket is for SEC filers, excluding smaller reporting companies and a second bucket including all other entities. For expected credit loss implementation the FASB decided that the standard will be effective for public business entities that are SEC filers, excluding smaller reporting companies as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the FASB decided the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company continues to assess the impact of this guidance.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of September 30, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
September 30, 2019
Loans held-for-investment
Senior secured loans(3)	$559,521,552	$559,521,552	45	100.0%	5.8%	3.8
	559,521,552	559,521,552	45	100.0%	5.8%	3.8

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	555,172,891	555,172,891	44	100.0%	6.4%	4.1

(1) Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of September 30, 2019 and December 31, 2018.
(2) The weighted average life of each loan is based on the expected repayment of principal assuming all extension options are exercised by the borrower.
(3) As of September 30, 2019, $553,190,459 of the outstanding senior secured loans were held in VIEs and $6,331,093 of the outstanding senior secured are held outside VIEs. As of December 31, 2018, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

Activity: For the nine months ended September 30, 2019, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2018	$555,172,891
Purchases	179,075,497
Proceeds from principal repayments	(174,726,836)
Balance at September 30, 2019	$559,521,552

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following tables present the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of September 30, 2019 and December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	September 30, 2019			December 31, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—	—	—	—
2	7	76,223,011	76,223,011	5	51,589,000	51,589,000
3	34	433,012,131	433,012,131	34	455,323,082	455,323,082
4	4	50,286,410	50,286,410	5	48,260,809	48,260,809
5	—	—	—	—	—	—
	45	$559,521,552	559,521,552	44	555,172,891	555,172,891

As of September 30, 2019, the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 91.0% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2018 , the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 91.3% of commercial loans held-for-invested rated 3 (Moderate Risk) or better by the Company's Manager.
Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of September 30, 2019 and December 31, 2018:

Loans Held-for-Investment

	September 30, 2019	December 31, 2018
Geography
Southwest	39.3%	30.2%
South	22.8	22.6
Midwest	18.4	20.2
Mid-Atlantic	9.4	10.3
Various	6.0	5.9
West	4.1	10.8
Total	100.0%	100.0%

	September 30, 2019	December 31, 2018
Collateral Property Type
Multi-Family	92.0%	87.2%
Office	4.1	7.6
Retail	3.1	1.2
Mixed-Use	0.8	3.0
Self-Storage	—	1.0
Total	100.0%	100.0%

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of September 30, 2019 or December 31, 2018.

NOTE 4 AVAILABLE-FOR-SALE SECURITIES

As of September 30, 2019 and December 31, 2018, the Company no longer held AFS securities.

The following table presents a summary of the Company’s net realized gain (loss) from the sale of AFS securities for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
AFS securities sold, at cost	$—	$1,260,655,162
Proceeds from AFS securities sold	$—	$1,227,314,578
Net realized gain (loss) on sale of AFS securities	$—	$(33,340,584)

Gains and losses from the sale of AFS securities are recorded within "realized gain (loss) on sale of investments, net" in the Company's condensed consolidated statements of operations.

The following table presents components of interest income on the Company’s AFS securities for the three and nine months ended September 30, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (continued)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Coupon interest	Net (premium amortization)/ discount accretion	Interest income	Coupon interest	Net (premium amortization)/ discount accretion	Interest income
Agency	$—	$—	$—	$12,152,397	$(1,435,534)	$10,716,863
Multi-Family	—	—	—	—	32,103	32,103
Total	$—	$—	$—	$12,152,397	$(1,403,431)	$10,748,966

NOTE 5 – THE FREMF TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which required that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts was limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $0 at September 30, 2019 and $4,762,149 at December 31, 2018. The Company sold the underlying Multi-Family MBS of the FREMF 2011-K13 trust effective May 18, 2018 and on January 25, 2019, the FREMF 2012-KF01 trust was paid-in full. As of September 30, 2019 the Company no longer held any FREMF Trusts.

The condensed consolidated balance sheets of the FREMF trusts at December 31, 2018 are set out below:

Balance Sheets	December 31, 2018
Assets
Receivables	$24,357,335
Total assets	$24,357,335
Liabilities and Equity
Multi-family securitized debt obligations	$19,231,331
Payables	363,855
Total liabilities	$19,595,186
Equity	4,762,149
Total liabilities and equity	$24,357,335

As of December 31, 2018, all of the loans within the FREMF 2012-KF01 trust had been paid-in full. Accordingly, the assets of the trust consisted of the non-distributed cash proceeds of the loan redemptions.

The condensed consolidated statements of operations of the FREMF trusts for the three and nine months ended September 30, 2019 and September 30, 2018 are as follows:

Statements of Operations	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Interest income	$—	$336,824
Interest expense	—	237,980
Net interest income	$—	$98,844
General and administrative fees	—	(56,186)
Unrealized gain (loss) on multi-family loans held in securitization trusts	—	957,549
Net income (loss)	$—	$1,000,207

Statements of Operations	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest income	$78,361	$20,540,942
Interest expense	—	19,404,532
Net interest income	$78,361	$1,136,410
General and administrative fees	—	(934,496)
Unrealized gain (loss) on multi-family loans held in securitization trusts	694,339	(5,861,373)
Net income (loss)	$772,700	$(5,659,459)

During the nine months ended September 30, 2019, the consolidated trust incurred realized losses of 709,439 and during the three and nine months ended September 30, 2018, the consolidated trust incurred realized losses of $13,617 and $18,325.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 6 - RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust was limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014. The Company sold all underlying Non-Agency RMBS of the trust effective June 18, 2018. As of September 30, 2019, the Company no longer held any residential mortgage loan securitization trusts.

The condensed consolidated statements of operations of the residential mortgage loan securitization trusts for the three and nine months ended September 30, 2018 are as follows:

Statements of Operations	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Interest income	$—	$2,102,352
Interest expense	—	1,685,971
Net interest income	$—	$416,381
General and administrative fees	—	(20,886)
Unrealized gain (loss) on residential loans held in securitization trusts	—	5,650,199
Net income (loss)	$—	$6,045,694

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

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at September 30, 2019 and December 31, 2018 included the following VIE assets and liabilities:

ASSETS	September 30, 2019	December 31, 2018
Cash, cash equivalents and restricted cash	$81,037,212	$51,330,950
Accrued interest receivable	2,214,540	2,398,905
Investment related receivable	—	32,666,128
Loans held for investment	553,190,459	550,555,503
Total Assets	$636,442,211	$636,951,486

LIABILITIES
Accrued interest payable	$750,546	$867,794
Collateralized loan obligations(1)	505,438,271	503,978,918
Total Liabilities	$506,188,817	$504,846,712
Equity	130,253,394	132,104,774
Total liabilities and equity	$636,442,211	$636,951,486
(1)  The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following tables present certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. as of September 30, 2019 and December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 7 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

As of September 30, 2019
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	45	$553,190,459	$553,190,459	L + 3.79%
Debt (notes issued)	2	510,181,000	505,438,271	L + 1.40%

As of December 31, 2018
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	44	$550,555,503	$550,555,503	L + 4.05%
Debt (notes issued)	2	510,181,000	503,978,918	L + 1.40%
(1)  The carrying value for Hunt CRE 2017-FL1, Ltd. is net of discount of $1,621,111 and $2,440,674 for September 30, 2019 and December 31, 2018, respectively and the carrying value for Hunt CRE 2018-FL2, Ltd. is net of debt issuance costs of $3,121,618 and $3,761,410 for September 30, 2019 and December 31, 2018, respectively.

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

NOTE 9 - SECURED TERM LOAN

Secured Term Loan

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($974,429 at September 30, 2019). As of September 30, 2019, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	September 30, 2019
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

The Credit Agreement contains affirmative and negative covenants binding on the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of September 30, 2019 and December 31, 2018 we were in compliance with these covenants.

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 10 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING INSTRUMENTS (Continued)

Income Statement Presentation

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the condensed consolidated statement of operations as realized gain (loss) on derivative contracts, net and unrealized gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2018. The Company did not hold any derivative instruments as of September 30, 2019:

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

NOTE 11 - MSRs

During the nine months ended September 30, 2019, the Company retained the servicing rights associated with an aggregate principal balance of $359,718,840 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs one or more licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. In addition, the Company previously consolidated the assets and liabilities of the CSMC 2014-OAK1 Trust, but following the sale of subordinated and first loss securities during the second quarter of 2018, the Company has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. Consequently, MSRs associated with this trust are recorded on the Company's condensed consolidated balance sheet at September 30, 2019.

The following table presents the Company’s MSR activity for the nine months ended September 30, 2019 and the nine months ended September 30, 2018:

	September 30, 2019	September 30, 2018
Balance at beginning of period	$3,997,786	$2,963,861
MSRs relating to sales to securitizations	—	—
MSRs related to deconsolidation of securitization trust	—	1,025,129
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(817,137)	513,807
Other changes to fair value(1)	(466,840)	(293,673)
Balance at end of period	$2,713,809	$4,209,124

Loans associated with MSRs(2)	$359,718,840	$415,564,795
MSR values as percent of loans(3)	0.75%	1.01%

(1)Amounts represent changes due to realization of expected cash flows.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at September 30, 2019 and September 30, 2018, respectively.
(3)Amounts represent the carrying value of MSRs at September 30, 2019 and September 30, 2018, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the servicing income recorded on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 11 – MSRs (Continued)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Servicing income, net	$243,265	$285,745
Total servicing income	$243,265	$285,745

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Servicing income, net	$676,944	$702,127
Total servicing income	$676,944	$702,127

NOTE 12 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value within the fair value hierarchy levels as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of September 30, 2019
Assets:
Mortgage servicing rights	—	—	2,713,809	2,713,809
Total	$—	$—	$2,713,809	$2,713,809

	December 31, 2018
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2018
Assets:
Mortgage servicing rights	—	—	3,997,786	3,997,786
Total	$—	$—	$3,997,786	$3,997,786

Liabilities:
Multi-family securitized debt obligations	$—	$(19,231,331)	$—	$(19,231,331)
Total	$—	$(19,231,331)	$—	$(19,231,331)

As of September 30, 2019 and December 31, 2018, the Company had $2,713,809 and $3,997,786, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Notes 2 and 11.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at September 30, 2019 and December 31, 2018:

As of September 30, 2019
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 27.7%	15.1%
	Discount rate	12.0%	12.0%

As of December 31, 2018
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 20.4%	10.1%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 12 – FAIR VALUE (Continued)

	September 30, 2019
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$10,300,620	$10,300,620	$10,300,620
Restricted cash	81,037,212	81,037,212	81,037,212
Commercial mortgage loans held-for-investment	559,521,552	559,521,552	559,521,552
Total	$650,859,384	$650,859,384	$650,859,384

Liabilities:
Collateralized loan obligations	$505,438,271	$510,181,000	$510,210,986
Secured Term Loan	39,275,571	40,250,000	41,794,352
Total	$544,713,842	$550,431,000	$552,005,338

	December 31, 2018
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$7,882,862	$7,882,862	$7,882,862
Restricted cash	51,330,950	51,330,950	51,330,950
Cash held in securitization trusts, at fair value	24,357,335	24,357,335	24,357,335
Commercial mortgage loans held-for-investment	555,172,891	555,172,891	555,172,891
Total	$638,744,038	$638,744,038	$638,744,038

Liabilities:
Collateralized loan obligations	$503,978,918	$510,181,000	$509,000,439
Total	$503,978,918	$510,181,000	$509,000,439

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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

For the three months ended September 30, 2019, the Company incurred management fees of $557,833 (September 30, 2018: $586,926), recorded as "Management Fee" in the condensed consolidated statement of operations, of which $561,000 (September 30, 2018: $592,500) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

For the nine months ended September 30, 2019, the Company incurred management fees of $1,677,456 (September 30, 2018: $1,767,252, net of $6,959 in management fees waived), recorded as "Management Fee" in the condensed consolidated statement of operations, of which $561,000 (September 30, 2018: $592,500) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

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

On March 18, 2019, the Company entered into a support agreement with the Manager, pursuant to which, the Manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million. As of September 30, 2019, $89,379 in expense reimbursement has exceeded the reimbursement cap.
For the three months ended September 30, 2019, the Company incurred reimbursable expenses of $175,174 (September 30, 2018: $548,132), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $174,561 (September 30, 2018: $592,500) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall be reduced by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended September 30, 2019, the Company waived $345,988 of reimbursable expenses.

For the nine months ended September 30, 2019, the Company incurred reimbursable expenses of $1,232,211 (September 30, 2018: $1,865,057), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $174,561 (September 30, 2018: $592,500) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall be reduced by an amount equal to 50% of the amount of any such waived exit fee. For the nine months ended September 30, 2019, the Company waived $345,988 of reimbursable expenses.

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

The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$3.40	4,500	$4.33
Granted	—	—	4,500	3.40
Vested	(4,500)	3.40	—	—
Outstanding Unvested Shares at End of Period	—	$—	9,000	$3.87

For the nine months ended September 30, 2019, the Company recognized compensation expense related to restricted common stock of $7,922 (2018: $18,095). The Company did not have unrecognized compensation expense as of September 30, 2019 (2018: $12,740) for unvested shares of restricted common stock.

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company had a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. As of September 30, 2018, the Company received $148,221 in fees, net of $34,573 in marketing fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. The Company did not receive any fees from MAXEX for the nine months ended September 30, 2019. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770. See Note 14 for additional disclosure relating to the backstop services.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

Hunt Finance Company, LLC

During the first quarter of 2019, Hunt CRE 2017-FL1, Ltd. purchased three loans with an aggregate unpaid principal balance of $40,820,000 at par and Hunt CRE 2018-FL2 purchased one loan with an unpaid principal balance of $18,000,000 at par and funded nine loan advances with an unpaid principal balance of $3,975,905 from Hunt Finance Company ("HFC"), LLC, an affiliate of our Manager.

During the second quarter of 2019, Hunt CRE 2017-FL1, Ltd. purchased seven loans with an aggregate principal balance of $41,318,000 at par and Hunt CRE 2018-FL2 funded five loan advances with an unpaid principal balance of $3,276,635 from HFC.

During the third quarter of 2019, Hunt CRE 2017-FL1, Ltd. purchased five loans with an aggregate principal balance of $47,667,352 at par and Hunt CRE 2018-FL2, Ltd. purchased one loan with an unpaid principal balance of $9,135,000 at par from HFC. Additionally, Hunt CRE 2017-FL1, Seller sold six loan advances with an unpaid principal balance of $6,816,250 at par to HFC.

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $1,405,182,222 as of September 30, 2019 and $1,405,182,222 as of December 31, 2018, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable to MAXEX. As of September 30, 2019, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of September 30, 2019.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 15 COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

As of September 30, 2019 and December 31, 2018, the Company had $46.5 million and $26.6 million of unfunded commitments related to loans held in Hunt CRE 2017-FL1, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

As of September 30, 2019 and December 31, 2018, HFC, an affiliate of the Manager, had $46.3 million and $55.4 million, respectively, of unfunded commitments related to loans held in Hunt CRE 2018-FL2, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 23,687,664 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

On January 18, 2018, the Company issued 1,539,406 shares of common stock to an affiliate of the Manager in a private placement at a purchase price of $4.77 per share resulting in aggregate net proceeds of $7.3 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. As of September 30, 2019, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the three months and nine months ended September 30, 2019. As of September 30, 2019, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

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

Distributions to stockholders

For the 2019 taxable year to date, the Company has declared dividends to common stockholders totaling $5,211,286, or $0.22 per share. The following table presents cash dividends declared by the Company on its common stock during the nine months ended September 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 18, 2019	March 29, 2019	April 15, 2019	$1,658,136	$0.07000
June 10, 2019	June 28, 2019	July 15, 2019	$1,776,575	$0.07500
September 17, 2019	September 30, 2019	October 15, 2019	$1,776,575	$0.07500

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 16 – EQUITY (continued)
The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the nine months ended September 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 7, 2018	January 15, 2019	January 28, 2019	$332,626	$0.20660
December 7, 2018	February 14, 2019	February 14, 2019	$188,488	$0.11710

Non-controlling interests

On November 29, 2018, Hunt Commercial Mortgage Trust (“HCMT”), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares (“HCMT Preferred Shares”).  Net proceeds to HCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as “Non-controlling interests” in the Company’s consolidated balance sheets.  Dividends on the HCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The HCMT Preferred Shares are redeemable at any time by HCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price  plus all accrued and unpaid dividends thereafter.  The holders of the HCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of HCMT or the Company.  The HCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of HCMT or the Company.  Dividends on the HCMT Preferred Shares, which amounted to $1,333 for the year ended December 31, 2018 are reflected in “Dividends to preferred stockholders” in the Company’s consolidated statements of operations. As of September 30, 2019, HCMT had $11,292 in accrued dividends on the preferred shares which are reflected in ""Dividends to preferred stockholders" in the Company's condensed consolidated statements of operations of which $3,792 were accrued and unpaid dividends on the preferred shares which are reflected in "Dividends payable" in the Company's condensed consolidated balance sheet.

NOTE 17 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Net income (loss)		$2,157,748		$4,353,026

Less dividends:
Common stock	$1,776,575		$1,421,260
Preferred stock	3,792		880,509
Deemed dividend on preferred stock related to redemption	—		—
		1,780,367		2,301,769
Undistributed earnings (deficit)		$377,381		$2,051,257

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.08	$0.08	$0.06	$0.06
Undistributed earnings (deficit)	0.01	0.01	0.09	0.09
Total	$0.09	$0.09	$0.15	$0.15

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Net income (loss)		$5,026,685		$(5,822,037)

Less dividends:
Common stock	$5,211,286		$5,156,936
Preferred stock	488,056		2,631,744
Deemed dividend on preferred stock related to redemption	3,093,028		—
		8,792,370		7,788,680
Undistributed earnings (deficit)		$(3,765,685)		$(13,610,717)

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2019 (unaudited)
NOTE 17 - EARNINGS PER SHARE (continued)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.22	$0.22	$0.22	$0.22
Undistributed earnings (deficit)	—	(0.16)	—	(0.58)
Total	$0.22	$0.06	$0.22	$(0.36)

Pursuant to an agreement dated January 18, 2018, XL investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it, and therefore no adjustment was needed for the calculation of diluted earnings per share for the three months and nine months ended September 30, 2019. No adjustment was required for the calculation of diluted earnings per share for the three months and nine months ended September 30, 2018, for the warrants described in Note 16 because the warrants’ exercise price was greater than the average market price of the common shares for the period, and thereby anti-dilutive. For the three months ended September 30, 2019, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,687,664 and for the three months ended September 30, 2018, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,687,273. For the nine months ended September 30, 2019, the weighted average number of shares of common stock outstanding to calculate the basic and diluted earnings per share was 23,687,664 and for the nine months ended September 30, 2018, the weighted average number of shares of common stock outstanding to calculate basic and diluted earnings per share was 23,588,688.

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

In January 2018, we entered into a series of transactions with subsidiaries of Hunt Companies, Inc. ("Hunt"), a holding company that invests in businesses focused in the real estate and infrastructure markets, including investment management, mortgage banking, direct lending, loan servicing, asset management, property management, development, construction, advisory and mortgage servicing rights. We entered into a new management agreement with Hunt Investment Management, LLC ("HIM" or, our "Manager"), while another affiliate of Hunt purchased an ownership stake of approximately 9.5% through a combination of a privately-placed stock issuance and a purchase from our largest shareholder, XL Investments. The transactions were intended to provide us with a new strategic direction through the reallocation of capital into new investment opportunities in the commercial real estate space, as well as direct access to Hunt's pipeline of transitional floating-rate multi-family and commercial real estate loans. Hunt and its affiliates have extensive experience in the origination, servicing, risk management and financing of this asset class and the floating-rate nature of the loans should reduce or eliminate the need for complex interest-rate hedging. As of September 30, 2019, we had completed the sale of our Agency, Non-Agency RMBS and Multi-Family MBS assets. We reallocated a large majority of our capital into commercial mortgage loan assets that are positively correlated with rising interest rates and that have exhibited strong historical credit performance.

Accordingly, in furtherance of our objective to provide attractive cash flow returns over time to our investors, our investment strategy is to invest in the following assets:

•transitional multi-family and other commercial real estate loans, which are floating-rate loans secured by multi-family and other commercial real estate properties that are not guaranteed by a U.S. Government sponsored entity, or securitizations backed by such loans; and
•other mortgage-related investments, including mortgage servicing rights, or MSRs, CMBS, other loans or securities backed by real estate, or ownership interests in real estate.

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

Effective January 18, 2018, we are externally managed and advised by HIM, pursuant to a management agreement between us and HIM, and the simultaneous termination of our previous agreement with Oak Circle. As our manager, HIM implements our business strategy, performs investment advisory services and activities with respect to our assets and is responsible for performing all of our day-to-day operations.

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

Third Quarter 2019 Summary

•Our loan portfolio decreased by $40.2 million to $559.5 million, comprised of loan purchases of $61.6 million offset by $101.8 million in loan payoffs.
•On September 17, 2019, the Company announced its third quarter dividend of $0.075 per share of common stock, in line with the previous quarter.

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

Investment Portfolio

Commercial Mortgage Loans

As of September 30, 2019, we have determined that we are the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2018	$555,172,891
Purchases, net	179,075,497
Proceeds from principal repayments	(174,726,836)
Balance at September 30, 2019	$559,521,552

The following table details overall statistics for our loan portfolio as of September 30, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
September 30, 2019
Loans held-for-investment
Senior secured loans(3)	$559,521,552	$559,521,552	45	100.0%	5.8%	3.8
	$559,521,552	$559,521,552	45	100.0%	5.8%	3.8

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1

(1) Average weighted by unpaid principal balance of loan. Weighted average coupon assumes applicable one-month LIBOR rate as of September 30, 2019.
(2) The weighted average life of each loan is based on the expected repayment of principal assuming all extension options are exercised by the borrower.
(3) As of September 30, 2019, $553,190,459 of the outstanding senior secured loans are held in VIEs and $6,331,093 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2018, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of September 30, 2019:

Loan #	Form of Investment	Origination Date	Total Loan Commitment	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV
1	Senior Loan	June 5, 2018	$50,858,145	$35,625,000	Palatine, IL	Multi-Family	1mL + 4.3	3.8	68.5%
2	Senior Loan	November 30, 2018	$72,000,000	$33,668,124	Various, Various	Multi-Family	1mL + 4.1	4.3	70.4%
3	Senior Loan	August 8, 2018	$35,000,000	$32,253,715	Dallas, TX	Multi-Family	1mL + 3.7	3.9	81.2%
4	Senior Loan	July 9, 2018	$33,830,000	$31,581,440	Pikesville, MD	Multi-Family	1mL + 3.3	3.9	77.6%
5	Senior Loan	November 15, 2017	$30,505,000	$30,505,000	Phoenix, AZ	Multi-Family	1mL + 3.8	3.3	74.3%
6	Senior Loan	May 18, 2018	$28,000,000	$25,355,116	Woodridge, IL	Multi-Family	1mL + 3.8	3.8	76.4%

7	Senior Loan	May 31, 2018	$24,700,000	$19,953,067	Omaha, NE	Multi-Family	1mL + 3.7	3.8	77.3%
8	Senior Loan	December 1, 2017	$19,110,000	$19,110,000	Tucson, AZ	Multi-Family	1mL + 4.5	3.3	80.3%
9	Senior Loan	December 28, 2018	$20,850,000	$18,000,000	Austin, TX	Multi-Family	1mL + 3.9	3.3	71.4%
10	Senior Loan	December 6, 2018	$21,000,000	$17,948,939	Greensboro, NC	Multi-Family	1mL + 3.4	4.3	79.8%
11	Senior Loan	December 28, 2018	$24,123,000	$17,075,449	Austin, TX	Retail	1mL + 4.1	3.3	60.5%
12	Senior Loan	July 10, 2019	$19,000,000	$17,000,000	Amarillo, TX	Multi-Family	1mL + 2.9	4.9	76.4%
13	Senior Loan	March 13, 2019	$19,360,000	$16,707,856	Baytown, TX	Multi-Family	1mL + 3.1	3.6	80.5%
14	Senior Loan	June 28, 2018	$17,000,000	$14,800,000	Greenville, SC	Multi-Family	1mL + 3.9	3.8	76.3%
15	Senior Loan	February 1, 2018	$14,320,000	$12,920,000	Fresno, CA	Multi-Family	1mL + 3.9	3.4	82.4%
16	Senior Loan	July 23, 2018	$16,200,000	$12,432,514	Chicago, IL	Office	1mL + 3.8	3.9	72.7%
17	Senior Loan	August 29, 2019	$16,800,000	$11,968,000	Austell, GA	Multi-Family	1mL + 3.4	5.0	72.5%
18	Senior Loan	May 24, 2018	$12,720,000	$11,572,915	Austin, TX	Multi-Family	1mL + 3.6	3.8	80.2%
19	Senior Loan	March 29, 2019	$10,000,000	$10,000,000	Portsmouth, VA	Multi-Family	1mL + 3.3	2.6	61.4%
20	Senior Loan	January 9, 2018	$10,317,000	$9,713,290	North Highlands, CA	Multi-Family	1mL + 4.0	3.4	79.0%
21	Senior Loan	August 8, 2019	$14,400,000	$9,630,000	Fort Worth, TX	Multi-Family	1mL + 3.0	5.0	75.8%
22	Senior Loan	May 25, 2018	$11,000,000	$9,440,000	Phoenix, AZ	Multi-Family	1mL + 3.9	3.8	69.4%
23	Senior Loan	September 11, 2019	$11,135,000	$9,135,000	Orlando, FL	Multi-Family	1mL + 2.8	5.1	69.2%
24	Senior Loan	October 9, 2018	$9,250,000	$9,118,263	Dallas, TX	Multi-Family	1mL + 3.7	4.2	78.4%
25	Senior Loan	March 12, 2018	$9,112,000	$9,112,000	Waco, TX	Multi-Family	1mL + 4.8	3.6	72.9%
26	Senior Loan	February 15, 2018	$10,500,000	$8,708,582	Atlanta, GA	Multi-Family	1mL + 4.3	3.5	80.2%
27	Senior Loan	February 23, 2018	$8,070,000	$8,070,000	Little Rock, AR	Multi-Family	1mL + 4.3	3.5	81.3%
28	Senior Loan	August 7, 2018	$9,000,000	$8,053,748	Birmingham, AL	Multi-Family	1mL + 3.5	4.0	78.0%
29	Senior Loan	August 30, 2018	$9,034,000	$8,000,000	Blacksburg, VA	Multi-Family	1mL + 3.9	4.0	66.6%
30	Senior Loan	January 18, 2019	$10,750,000	$7,958,000	Philadelphia, PA	Multi-Family	1mL + 4.0	2.4	71.3%
31	Senior Loan	April 4, 2018	$7,332,000	$6,874,000	Little Rock, AR	Office	1mL + 4.9	3.6	72.4%
32	Senior Loan	June 10, 2019	$7,000,000	$6,372,000	San Antonio, TX	Multi-Family	1mL + 3.4	4.8	77.7%
33	Senior Loan	March 29, 2019	$6,270,000	$5,939,380	Raleigh, NC	Multi-Family	1mL + 3.5	4.6	79.0%
34	Senior Loan	August 28, 2019	$6,250,000	$5,899,750	Austin, TX	Multi-Family	1mL + 3.3	5.0	69.9%
35	Senior Loan	June 22, 2018	$6,200,000	$5,667,487	Chicago, IL	Multi-Family	1mL + 4.1	3.8	80.5%
36	Senior Loan	November 15, 2018	$6,096,000	$5,550,000	Glen Burnie, MD	Multi-Family	1mL + 4.3	2.3	76.0%
37	Senior Loan	May 22, 2019	$5,450,000	$5,450,000	Tampa, FL	Multi-Family	1mL + 3.5	4.8	65.7%
38	Senior Loan	November 30, 2018	$8,250,000	$4,714,340	Decatur, GA	Multi-Family	1mL + 4.1	4.2	56.8%
39	Senior Loan	June 12, 2017	$4,675,000	$4,675,000	Winston-Salem, NC	Multi-Family	1mL + 6.0	0.8	77.2%

40	Senior Loan	June 29, 2018	$4,525,000	$4,404,365	Washington, DC	Mixed Use	1mL + 4.7	3.8	73.3%
41	Senior Loan	June 10, 2019	$6,000,000	$4,265,000	San Antonio, TX	Multi-Family	1mL + 2.9	4.8	62.9%
42	Senior Loan	May 31, 2019	$4,350,000	$4,005,850	Austin, TX	Multi-Family	1mL + 3.5	4.8	74.1%
43	Senior Loan	April 30, 2018	$4,080,000	$3,793,542	Wichita, KS	Multi-Family	1mL + 5.0	3.7	69.0%
44	Senior Loan	July 8, 2019	$4,025,000	$3,470,797	Chapel Hill, NC	Office	1mL + 4.2	3.9	70.0%
45	Senior Loan	October 10, 2018	$3,569,150	$3,024,023	Philadelphia, PA	Multi-Family	1mL + 4.6	4.2	79.6%

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

Mortgage-Backed Securities

On a non-GAAP basis, our MBS investments decreased from $4.8 million as of December 31, 2018 to $0 as of September 30, 2019. The non-GAAP total represented our net investment in our consolidated Multi-Family MBS trust, and the decrease was the result of the repayment of this investment.

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

December 31, 2018

GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	$—	$—	$—	$—	$—	$—	—%	—%
Total Multi-Family MBS	—	—	—	—	—	—	—%	—%

Total/Weighted Average (GAAP)	$—	$—	$—	$—	$—	$—	—%	—%

Non-GAAP Adjustments

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	$8,146	$(2,690)	$—	$5,456	$(694)	$4,762	4.76%	7.10%
Total Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%

Total/Weighted Average (Non-GAAP)	$8,146	$(2,690)	$—	$5,456	$(694)	$4,762	4.76%	7.10%

Non-GAAP Basis

	Principal Balance	Unamortized Premium (Discount)	Designated Credit Reserve	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value	Net Weighted Average Coupon(1)	Average Yield(2)
$ in thousands
Multi-Family MBS	$8,146	$(2,690)	$—	$5,456	$(694)	$4,762	4.76%	7.10%
Total Multi-Family MBS	8,146	(2,690)	—	5,456	(694)	4,762	4.76%	7.10%

Total/Weighted Average (Non-GAAP)	$8,146	$(2,690)	$—	$5,456	$(694)	$4,762	4.76%	7.10%

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

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or collateralized loan obligations, if available, as well as the utilization of long-term warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from the balance sheet or as a "financing" and the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of September 30, 2019, the carrying amount and outstanding principal balance of our collateralized loan obligations was $505.4 million and $510.2 million, respectively. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Multi-Family Loan Consolidation Reporting Requirements

As of September 30, 2019, we have determined that we are no longer the primary beneficiary of the FREMF 2012-KF01 Trust, based on the repayment in full of our first-loss tranche on January 30, 2019.

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

(1)Includes related payables

 Equity and Book Value Per Share

As of September 30, 2019, our equity was $109.2 million, and our book value per common share was $4.61 on a basic and fully diluted basis. Our equity increased by $0.3 million compared to our equity as of June 30, 2019, while book value per common share increased from the previous quarter-end amount of $4.60.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2019:

	Commercial Mortgage Loans	MSRs	Credit Facility	Unrestricted Cash(1)	Total
Market Value	$559,521,552	$2,713,809	$—	$10,300,620	$572,535,981
Collateralized Loan Obligations	(505,438,271)	—	—	—	(505,438,271)
Debt Obligations	—	—	(39,275,571)	—	(39,275,571)
Other(2)	1,490,267	—	(64,847)	(1,063,318)	362,102
Restricted Cash	81,037,212	—	—	—	81,037,212
Equity Allocated	$136,610,760	$2,713,809	$(39,340,418)	$9,237,302	$109,221,453
% Equity	125.1%	2.5%	(36.0)%	8.4%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes principal and interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

Results of Operations

As of September 30, 2019, we no longer consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1 Trust, and as a result, having determined we are no longer the primary beneficiary of the trusts, no longer consolidate the interest and expenses of these trusts. As of September 30, 2019, we consolidated the assets and liabilities of two commercial real estate collateralized loan obligations, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Our results of operations were impacted in part by the sale of the subordinated securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts that we previously owned and the repayment in full of the FREMF 2012-KF01 Trust, and accordingly no longer consolidate the assets, liabilities, income and expenses of the underlying trusts and the sale of all of our Agency and Non-Agency RMBS in the first half of 2018. In the second quarter of 2018, the Company acquired Hunt CMT Equity, LLC, which included Hunt CRE 2017-FL1, Ltd., and in the third quarter of 2018 closed our second CLO, Hunt CRE 2018-FL2, Ltd., which impacted the gross amount of interest income and expense reported. Additionally, in the first quarter of 2019 we drew on our Secured Term Loan. Consequently, our results of operations for the periods ended September 30, 2019 and September 30, 2018 are not directly comparable.

The table below presents certain information from our Statement of Operations for the three and nine months ended September 30, 2019 and September 30, 2018, respectively:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Available-for-sale securities	$—	$—	$—	$10,748,966
Commercial mortgage loans held-for-investment	9,825,455	9,365,400	30,018,760	15,259,400
Multi-family loans held in securitization trusts	—	336,824	78,361	20,540,942
Residential loans held in securitization trusts	—	—	—	2,102,352
Cash and cash equivalents	6,551	17,024	6,551	134,002
Interest expense:
Repurchase agreements - available-for-sale securities	—	—	—	(7,637,242)
Collateralized loan obligations	(5,244,001)	(4,366,632)	(16,147,178)	(7,255,799)
Secured Term Loan	(792,121)	—	(1,907,348)	—
Multi-family securitized debt obligations	—	(237,980)	—	(19,404,532)
Residential securitized debt obligations	—	—	—	(1,685,971)
Net interest income	3,795,884	5,114,636	12,049,146	12,802,118
Other income:
Realized gain (loss) on investments, net	—	(13,617)	(709,439)	(33,358,905)
Realized gain (loss) on derivative contracts, net	—	—	—	25,984,870
Change in unrealized gain (loss) on derivative contracts, net	—	—	—	(5,349,613)
Change in unrealized gain (loss) on mortgage servicing rights	(444,860)	103,512	(1,283,977)	1,245,264
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	—	957,549	694,339	(5,861,373)
Change in unrealized gain (loss) on residential loans held in securitization trusts	—	—	—	5,650,199
Servicing income, net	243,265	285,745	676,944	702,127
Other income	—	27,942	—	88,434
Total other income (loss)	(201,595)	1,361,131	(622,133)	(10,898,997)
Expenses:
Management fee	557,833	586,926	1,677,456	1,767,252
General and administrative expenses	904,413	796,600	3,266,757	3,148,945
Operating expenses reimbursable to manager	175,174	548,132	1,232,211	1,865,057
Other operating expenses	19,212	136,400	204,228	742,059
Compensation expense	46,585	54,683	146,672	201,845
Total expenses	1,703,217	2,122,741	6,527,324	7,725,158
Net income (loss) before provision for income taxes	1,891,072	4,353,026	4,899,689	(5,822,037)
(Provision for) income taxes	266,676	—	126,996	—
Net income (loss)	2,157,748	4,353,026	5,026,685	(5,822,037)
Dividends to preferred stockholders	(3,792)	(880,509)	(488,056)	(2,631,744)
Deemed dividend on preferred stock related to redemption	—	—	(3,093,028)	—
Net income (loss) attributable to common stockholders	$2,153,956	$3,472,517	$1,445,601	$(8,453,781)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$2,153,956	$3,472,517	$1,445,601	$(8,453,781)
Weighted average number of shares of common stock outstanding	23,687,664	23,687,273	23,687,664	23,588,688
Basic and diluted income (loss) per share	$0.09	$0.15	$0.06	$(0.36)
Dividends declared per share of common stock	$0.08	$0.06	$0.22	$0.22

Net Income Summary

For the nine months ended September 30, 2019, our net income attributable to common stockholders was $1,445,601, or $0.06 basic and diluted net income per average share, compared with a net loss of $8,453,781, or $0.36 basic and diluted net loss per share, for the nine months ended September 30, 2018.  The principal drivers of this variance were a decrease in total other loss from $10,898,997 for the nine months ended September 30, 2018 to a loss of $622,133 for the nine months ended September 30, 2019 and a reduction in total expenses from $7,725,158 for the nine months ended September 30, 2018 to $6,527,324 for the nine months ended September 30, 2019, which more than offset a decrease in net interest income from $12,802,118 for the nine months ended September 30, 2018 to $12,049,146 for the nine months ended September 30, 2019.

For the three months ended September 30, 2019, our net income attributable to common shareholders was $2,153,956, or $0.09 basic and diluted net income per average share, compared with net income of $3,472,517, or $0.15 basic and diluted net loss per share, for the three months ended September 30, 2018. The principal drivers of this variance were a decrease in total other income from $1,361,131 for the three months ended September 30, 2018 to a loss of $201,595 for the three months ended September 30, 2019, and a decrease in interest income from $5,114,636 for the three months ended September 30, 2018 to $3,795,884 for the three months ended September 30, 2019, which more than offset a reduction in total expenses from $2,122,741 for the three months ended September 30, 2018 to $1,703,217 for the three months ended September 30, 2019.

The comparability of our results for the three months and nine months ended September 30, 2019, with the three months and nine months ended September 30, 2018 is limited due to (i) the sale of all of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS during the second quarter of 2018; (ii) the termination of the associated repurchase agreements related to our Agency and Non-Agency RMBS; (iii) the termination of the associated interest rate hedges related to our Agency RMBS; (iv) the deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018; (v) the deconsolidation of one Multi-Family MBS trust during the first quarter of 2019; (vi) the consolidation of the assets and liabilities of our CLOs; (vii) redemption of preferred stock; and (viii) draw of Secured Term Loan.

Interest Income and Interest Expense

Our primary source of income is net interest income. For the nine months ended September 30, 2019 and the nine months ended September 30, 2018, our interest income was $30,103,672 and $48,785,662, respectively. Our interest expense was $18,054,526 and $35,983,544 respectively, for the nine months ended September 30, 2019 and the nine months ended September 30, 2018. The period-over-period decrease in interest income was primarily the result of the de-consolidated multi-family and residential mortgage loan securitization trusts and reallocation of capital from the sale of the legacy AFS portfolio into commercial mortgage loans. The period-over-period decrease in interest expense was impacted by the de-consolidated multi-family and residential mortgage loan securitization trusts, the redemption of repurchase agreement financing related to the legacy AFS portfolio replaced with CLO financing of the commercial mortgage loan portfolio and the draw of the Secured Term Loan.

For the three months ended September 30, 2019 and the three months ended September 30, 2018, our interest income was $9,832,006 and $9,719,248, respectively. Our interest expense was $6,036,122 and $4,604,612 respectively, for the three months ended September 30, 2019 and the three months ended September 30, 2018. The period-over-period increase in interest income was primarily due to an increase in weighted-average principal balance of our loan portfolio which more than offset the impact of lower interest rates and lower weighted-average spreads. The period-over-period increase in interest expense was impacted by a full period of CLO interest expense and interest expense on the Secured Term Loan.

Net Interest Income

For the nine months ended September 30, 2019 and the nine months ended September 30, 2018, our net interest income was $12,049,146 and $12,802,118, respectively, with the decreased income a result of the sales of the legacy RMBS and MBS portfolio, deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018, the deconsolidation of one Multi-Family MBS trust during the first quarter of 2019, acquisition and closing of the collateralized loan obligations and the draw on the Secured Term Loan.

For the three months ended September 30, 2019 and the three months ended September 30, 2018, our net interest income was $3,795,884 and $5,114,636, respectively, with the decreased income a result of the deconsolidation of one Multi-Family MBS trust in the first quarter of 2019, draw on the Secured Term Loan and a full quarter of CLO interest expense related to CRE 2018-FL2, which more than offset a full quarter of interest income related to CRE 2018-FL2.

Other Income (Loss)

For the nine months ended September 30, 2019, we incurred a loss of $622,133 which primarily reflects the impact of net realized losses on investments of $709,439 and net unrealized losses on mortgage servicing rights of $1,283,977,which more than offset net unrealized gains on multi-family mortgage loans held in the FREMF 2012-KF01 Trust of $694,339 and net mortgage servicing income of $676,944.

For the nine months ended September 30, 2018, we incurred a loss of $10,898,997 which primarily reflects the impact of net realized losses on sales of investments of $33,358,905, net unrealized losses on interest rate hedges of $5,349,613 and net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $5,861,373, which more than offset net realized gains on interest rate hedges of $25,984,870, net unrealized gains on mortgage servicing rights of $1,245,264, net unrealized gains on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $5,650,199, net mortgage servicing income of $702,127 and other income of $88,434. As noted earlier, unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in equity rather than in our consolidated statement of operations.

The period-over-period decrease in other loss was primarily due to the sale of the Agency RMBS portfolio and concurrent closeout of the related interest rate hedges during the first half of 2018, the de-consolidation of the multi-family and residential securitization trusts and a change to a net unrealized loss on mortgage servicing rights.

For the three months ended September 30, 2019, we incurred other losses of $201,595 which reflects the impact of net unrealized losses on mortgage servicing rights of $444,860, which more than offset net mortgage servicing income of $243,265.

For the three months ended September 30, 2018, we realized other gains of $1,361,131 which primarily reflects the impact of net unrealized gains on mortgage servicing rights of $103,512, net unrealized gains on multi-family loans held in the 2012-KF01 Trust of $957,549, net mortgage servicing income of $285,745 and other income of $27,942 which more than offset net realized losses on sales of investments of $13,617.

The period-over-period decrease in other income was primarily due to the de-consolidation of the multi-family trust and a change to a net unrealized loss on mortgage servicing rights..

Expenses

In connection with our consolidation of certain consolidated trusts, we are required to include the expenses of the trusts in our condensed consolidated statement of operations, although we are not actually responsible for the payment of these trust expenses.

For the nine months ended September 30, 2019, we incurred management fees of $1,677,456 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $4,849,868, of which $1,232,211 was payable to our Manager and $3,617,657 was payable directly by us.

For the nine months ended September 30, 2018, we incurred management fees of $1,767,252 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $5,957,906 of which $1,865,057 was payable to our Manager and $4,092,849 was payable directly by us.

The period-over-period decrease in operating expenses reflects the impact of limitations on our reimbursement of Manager expenses pursuant to our management agreement and support agreement, as well as certain other operating efficiencies.

For the three months ended September 30, 2019, we incurred management fees of $557,833 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,145,384 of which $175,174 was payable to our Manager and $970,210 was payable directly by us.

For the three months ended September 30, 2018, we incurred management fees of $586,926 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,535,815 of which $548,132 was payable to our Manager and $987,683 was payable directly by us.

The period-over-period decrease in operating expenses reflects the impact of limitations on our reimbursement of Manager expenses pursuant to our management agreement and support agreement, as well as certain other operating efficiencies.

Impairment

We previously reviewed each of our securities on a quarterly basis to determine if an OTTI charge was necessary. For the three and nine months ended September 30, 2018, we did not recognize any OTTI losses. In 2019, we have not owned any securities. Additionally, we review each loan classified as held-for-investment for impairment on a quarterly basis. For the three and nine months ended September 30, 2019, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax (Benefit) Expense

For the nine months ended September 30, 2019 , the Company recognized a benefit from income taxes in the amount of $126,996.

For the three months ended September 30, 2019, the Company recognized a benefit from income taxes in the amount of $266,676.

Other Comprehensive Income

For the nine months ended September 30, 2018, other comprehensive income was $12,617,794, which consisted of reclassification adjustments for realized gain on AFS securities included in net income.

For the three months ended September 30, 2018 and the three and nine months ended September 30, 2019, the Company did not record any Other Comprehensive Income.

 Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale of our Agency and Non-Agency RMBS and our Multi-Family MBS, as of September 30, 2019, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2019, we had unrestricted cash and cash equivalents of $10.3 million, compared to $7.9 million as of December 31, 2018.

As of September 30, 2019, we had 40.2 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%, which we used to redeem our 8.75% Series A Cumulative Redeemable Preferred Stock. As of September 30, 2019, the ratio of our recourse debt to equity was 0.4:1.

As of September 30, 2019, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trusts. As of September 30, 2019, the fair value of these non-recourse liabilities aggregated to $505,438,271. As of September 30, 2019, our total debt to equity ratio was 5.0:1 on a GAAP basis.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we accounted for the related noncontingent liability at its fair value on our condensed consolidated balance sheet as a liability. As of September 30, 2019, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 14 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend prior to the end of such calendar year, to achieve this result. On September 17, 2019, we announced that our board of directors had declared a cash dividend rate for the third quarter of 2019 of $0.075 per share of common stock.  This third quarter dividend was paid on October 15, 2019 to stockholders of record as of the close of business on September 30, 2019.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2019. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, as a result of the material weaknesses in our internal control over financial reporting as described below.

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

HUNT COMPANIES FINANCE TRUST, INC.

Dated: November 7, 2019	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2019	By	/s/ James A. Briggs
James A. Briggs
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)