Form 10-K
period 2019-12-31
Hunt Companies Finance Trust, Inc.
filed 2020-03-16
CIK 1547546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $60.4 million as of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of March 12, 2020, there were 24,938,883 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant's definitive proxy statement with respect to its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

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
•defaults by borrowers in paying debt service on outstanding indebtedness;
•adverse legislative or regulatory developments;
•changes in our business, investment strategies or target assets;
•increased competition from entities engaged in mortgage lending and, or investing in our target assets;
•acts of God such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or to the owners and operators of the real estate securing our investments;
•deterioration in the performance of the property securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•difficulty in redeploying the proceeds from repayment of our existing investments;
•difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•authoritative generally accepted accounting principles, or GAAP, or policy changes from such standard-setting bodies as the Financial Accounting Board, or FASB, the Securities Exchange Commission, or SEC, the Internal Revenue Service, or IRS, the New York Stock Exchange, or NYSE, or other authorities that we are subject to;
•the potential unavailability of the London Interbank Offered Rate ("LIBOR") after December 31, 2021; and
•our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").
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

General

We are a real estate investment trust focused on investing in, financing and managing a portfolio of commercial real estate ("CRE") debt investments. We primarily invest in transitional floating rate commercial mortgage loans with an emphasis on middle-market multi-family assets. We may also invest in other commercial real estate-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other commercial real estate debt instruments. We are externally managed by OREC Investment Management, LLC (the "Manager" or "OREC IM") pursuant to the terms of our management agreement. OREC IM is a subsidiary of ORIX Corporation USA ("ORIX USA"), a diversified financial company. ORIX USA is a subsidiary of ORIX Corporation ("ORIX"). ORIX is a publicly traded, Tokyo-based international financial services company with assets in excess of $100 billion and approximately $400 billion in assets under management globally.

We are a Maryland corporation that was formed in March 2012 and commenced operations in May 2012. We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). On May 29, 2018, we changed our name from Five Oaks Investment Corp. ("Five Oaks") to Hunt Companies Finance Trust, Inc. On this date, our common stock and our Series A Preferred Stock began trading on the New York Stock Exchange ("NYSE") under the symbols "HCFT" and "HCFT PR A", respectively. Previously, our common stock traded on the NYSE under the symbol “OAKS” and our Series A Preferred Stock traded on the NYSE under the symbol “OAKS-PRA”. On February 14, 2019, we redeemed all of our previously issued Series A Preferred Stock.

The ORIX Transaction

On January 6, 2020, we announced the entry into a new external management agreement with OREC IM and the concurrent mutual termination of our management agreement with Hunt Investment Management, LLC ("HIM"). OREC IM is part of ORIX Real Estate Capital's finance and investment management platform, which was created through the combination of RED Capital Group, Lancaster Pollard and Hunt Real Estate Capital. The terms of the new management agreement align with the terms of HCFT's prior management agreement with HIM in all material respects, including a cap on reimbursable expenses. We and HIM, entered into a Termination Agreement (the “Termination Agreement”) pursuant to which we and HIM agreed to mutually and immediately terminate that certain management agreement, dated January 18, 2018, by and between us and HIM. Under the terms of the Termination Agreement, the termination of the management agreement with HIM did not trigger, and HIM was not paid, a termination fee by us.

In connection with the transaction, an affiliate of ORIX USA purchased 1,246,719 shares of the Company's common stock in a private placement by the Company at a purchase price of $4.61 per share, resulting in an aggregate capital raise of $5,747,375. The purchase price per share represented a 43% premium over the HCFT common share price on January 2, 2020. As a result of this share purchase, an affiliate of ORIX USA owns approximately 5.0% of HCFT's outstanding common shares. Also, in connection with the transaction, James C. Hunt resigned as the Company's Chairman of the Board but continues to serve as a member of the Board. In addition, the Board appointed Interim Chief Financial Officer James A. Briggs as Chief Financial Officer of the Company. James Flynn continues to serve as CEO and Michael Larsen continues to serve as President of HCFT.

Our Manager

With effect from January 3, 2020, we became externally managed and advised by OREC IM. As our Manager, OREC IM implements our business strategy, performs investment advisory services and activities with respect to our assets, and is responsible for performing all of our day-to-day operations. OREC IM is an investment adviser registered with the SEC. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, our Manager is entitled to receive a base management fee, an incentive fee, and certain expense reimbursements.

Our Investment Strategy

Today, we primarily invest in transitional floating rate commercial mortgage loans with an emphasis on middle-market multi-family assets. We may also invest in other commercial real estate-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other commercial real estate debt instruments. Our primary sources of income are net interest income and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expense of funding these investments.

Today, the loans we target for origination and investment typically have the following characteristics:

•Sponsors with experience in particular real estate sectors and geographic markets
•Located in markets in the U.S. with multiple demand drivers, such as growth in employment and household formation
•Fully funded principal balance greater than $5 million
•Loan to Value ratio up to 85% of as-is value and up to 75% of as stabilized value
•Floating rate loans tied to one-month U.S. denominated LIBOR or any index replacement
•Three-year term with two one-year extension options

We believe that our current investment strategy provides significant opportunities to our stockholders for attractive risk-adjusted returns over time. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy supported by our Manager's significant commercial real estate experience and the extensive resources of ORIX USA will allow is to take advantage of changing market conditions to maximize risk-adjusted returns to our stockholders.

Our Portfolio

Transitional Multi-Family and Commercial Real Estate Loans

As of December 31, 2019, our mortgage loan investment portfolio consisted of 51 senior secured floating rate loans with an aggregate unpaid principal balance of $635.3 million, collectively having a weighted average coupon of 5.4% and a weighted term to maturity of 3.8 years. All of the loans in the portfolio benefit from a LIBOR floor, with a weighted average floor of 1.56%. As of December 31, 2019, 93.9% of the portfolio was supported by multi-family assets.

During 2019, the Company acquired $300.3 million in loans sold $6.8 million in loans and experienced $213.4 million of loan repayments. This activity resulted in net fundings of $80.1 million. The following table details the overall statistics of our loan portfolio as of December 31, 2019:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2019
Loans held-for-investment
Senior secured loans(3)	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8
	635,260,420	635,260,420	51	100.0%	5.4%	3.8

(1) Weighted average coupon assumes applicable one-month LIBOR rate of 1.70% as of December 3, 2019, inclusive of weighted average LIBOR floors of 1.56%.
(2) Weighted average term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(3) As of December 31, 2019, $629,157,956 of the outstanding senior secured loans were held in VIEs and $6,102,464 of the outstanding senior secured loans were held outside VIEs.

The charts below present the geographic dispersion of our loan portfolio and the property types securing our loan portfolio as of December 31, 2019:

MSRs

As of December 31, 2019, the Company retained the servicing rights associated with an aggregate principal balance of $333,563,728 of residential mortgage loans that the Company had previously transferred to four residential mortgage loan securitization trusts. The carrying value of these MSRs at December 31, 2019 was $2.7 million. We ceased the aggregation of residential mortgage loans in 2016 and other than servicing of the existing portfolio, we do not anticipate any residential loan activity going forward.

Financing Strategy

We use leverage to seek to increase potential returns to our stockholders. We may employ the use of non-recourse collateralized loan obligations ("CLOs"), secured revolving repurchase agreements, term loan facilities, asset-specific financing structures and other forms of leverage. As of December 31, 2019, our assets were financed with two CLOs and one senior corporate credit facility.

The goal of our leverage strategy is to ensure that, at all times, our leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that are appropriate. We generally seek, to the extent possible, to match-fund and match-index our investments by minimizing the differences between the duration and indices of our investments and those of our liabilities. We also seek to minimize our exposure to mark-to-market risk.

While our organizational documents and our investment guidelines do not place any limits on the maximum amount of leverage that we may use, our financing facilities may require us to maintain particular debt-to-equity leverage ratios. We may change our financing strategy and leverage without the consent of our stockholders.

Risk Strategy

We seek to actively manage our risks while providing an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our common stock.

During the second quarter of 2018, we substantially completed the reallocation of our capital into investment opportunities in commercial mortgage assets, and as a result, the risks associated with our current and future portfolio may differ meaningfully from those related to our historical investment portfolio. In particular, as of December 31, 2019, we had: (i) sold all of our remaining Agency RMBS; (ii) sold all of our remaining Non-Agency RMBS; (iii) all of our remaining Multi-Family MBS paid down; (iv) terminated all hedging contracts (v) purchased two portfolios of floating-rate commercial mortgage loans; (vi) acquired one and executed another collateralized loan obligation; and (vii) had drawn on our credit facility. This may limit the comparability of our historical disclosures related to market risks to current and future disclosures relating to such risks.

To reduce the risks to our portfolio, we previously employed, and expect to continue to employ, a portfolio-wide and asset-specific risk measurement and management processes in our daily operations. Our Manager's risk management tools include software and services licensed or purchased from third parties and analytical methods utilized by our Manager. These tools have not fully protected us from market risks in the past, and, particularly in light of the significant changes to our investment portfolio, there can be no assurance that they will do so in the future.

Interest Rate Risk. Following the reallocation of our investment portfolio primarily into floating-rate commercial mortgage loans, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2019, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with floating rate liabilities, which resulted in an amount of net equity that is positively correlated to rising interest rates. Additionally, as of December 31, 2019, all of our mortgage loans had LIBOR floors, with a weighted average LIBOR floor of 1.56%. These floors help mitigate our interest rate risk during periods of declining interest rates.

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

Credit Risk. Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers and local market professionals to monitor the performance of the underlying collateral, anticipate issues and, to the extent necessary or appropriate, enforce our rights as lender.

Competition

We are engaged in a competitive business. In our investing activities, we compete for opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by OREC and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and broader access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Act including, provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for investments we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

We believe access to our Manager's and ORIX USA's professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Government Regulation

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collections, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that additional new regulations in these areas may be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Taxation

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, with respect thereto. Accordingly, we are generally not subject to U.S. federal income tax on the REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may be subject to some U.S. federal, state and local taxes on our income.

Taxable income generated by our TRS, which includes excess inclusion income to the extent generated by our CLOs, is subject to regular corporate income tax. For the fiscal year 2019, our TRS generated taxable income of $1.9 million of which $0.6 million was offset by net operating losses.

 Qualification as a REIT

Continued qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Income Tests. In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions” (as defined herein), discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), rents from real property, dividends received from other REITs, and gains from the sale of designated real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from “prohibited transactions”, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests. In 2018, the Company failed the 75% gross income test as a result of gains generated from the termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company accrued a tax liability of $1.96 million as of December 31, 2018 as a result of its failure of the 75% gross income test for the 2018 calendar year, which was paid on April 12, 2019. The Company in consultation with its external tax advisor, PricewaterhouseCoopers, requested a pre-filing agreement from the IRS concerning the application of Section 856(c)(6) of the Code, a statutory relief provision. In October 2019, the Company filed its 2018 tax return taking relief under Section 856(c)(6) of the Code and remains engaged with the IRS regarding the request for a closing agreement concerning the Company's application under Section 856(c)(6) of the Code. The Company believes it more likely than not that its REIT election will not be impacted by its failure of the 75% gross income test in 2018.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. With effect from January 18, 2018, our corporate headquarters are located at 230 Park Avenue, 19th Floor, New York, NY 10169 and our telephone number is (212) 521-6323. As of December 31, 2019 and March 12, 2020, we had three executive officers, all of whom were provided by our Manager. We have no employees.

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

We cannot assure you that we will be able to operate our businesses successfully or implement our operating policies and strategies. Our Manager may not be able to successfully execute our investment and financing strategies as described in this Annual Report on Form 10-K, which could result in a loss of some or all of your investment. The results of our operations depend on several factors, including our Manager's ability to execute on our investment and financing strategies, the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions. Our revenues will depend, in large part, on our Manager's ability to execute on our investment and financing strategies, and our ability to acquire assets at favorable spreads over our borrowing costs. If our Manager is unable to execute on our investment and financing strategies, or we are unable to acquire assets that generate favorable spreads, our results of operations may be adversely affected, which could adversely affect our ability to make or sustain distributions to our stockholders.

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

We seek to generate current income and capital appreciation for our stockholders. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value, and the assets that we acquire may experience defaults of interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our assets. Any income that we do realize may not be sufficient to offset other losses that we experience.

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

The impact of any future terrorist attacks, the occurrence of a natural disaster, a significant climate change, health concerns regarding pandemic diseases (such as the recent outbreak of novel coronavirus) or changes in laws and regulations expose us to certain risks.

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

In addition, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane, or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing debt instruments that we purchase. Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the affected borrowers may have to pay for any repairs themselves. Borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as coronavirus, or other widespread health emergency (or concerns over the possibility of such emergency) could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. could create economic and financial disrup

Lack of diversification in the number of assets we acquire would increase our dependence on relatively few individual assets.

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

We may invest in subordinated tranches of MBS, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of MBS, which are a subordinated class of security in a structure of securities collateralized by a pool of mortgage loans and, accordingly, is the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair value of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

Transitional loans involve greater risk than conventional mortgage loans.

The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed, or is undergoing a repositioning plan including a potential capital improvement located in a high-growth market. If the market in which the asset is located fails to improve according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

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

We may invest in transitional multi-family loans, commercial real estate loans and CRE debt securities and other similar structured finance investments, which are secured by income producing properties. Such loans are typically made to single-asset entities, and the repayment of the loan is dependent principally on the net operating income from the performance and value of the underlying property. The volatility of income performance results and property values may adversely affect our transitional multi-family loans, commercial real estate loans and CRE debt securities and similar structured finance investments.

Our transitional multi-family and commercial real estate loans are secured by the underlying commercial property and, in each case are subject to risks of delinquency, foreclosure and loss. Transitional multi-family loans, commercial real estate loans and CRE debt securities and other similar structured finance investments generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental and/or tax legislation, and acts of God, terrorism, social unrest and civil disturbances.

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

Declines in the borrowers’ net operating income and/or declines in property values of collateral securing transitional multi-family loans, commercial real estate loans or CRE debt securities and other similar structured finance investments could result in defaults on such loans, declines in our book value from reduced earnings and/or reductions to the market value of the investment.

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

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;
•pledge our investments as collateral for financing arrangements;
•acquire only a minority and/or non-controlling participation in an underlying investment;
•co-invest with others through partnership, joint ventures or other entities, thereby acquiring non-controlling interests; or
•rely on independent third party management or servicing with respect to the management of an asset.

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

In July 2010, the U.S. Congress enacted the Dodd- Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. In part, it requires the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Although certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities, the Dodd-Frank Act imposes significant regulatory restrictions on the origination and securitization of residential mortgage loans, which will affect Non-Agency RMBS.

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

On February 3, 2017, President Trump signed an Executive Order announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury (“Treasury”) published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles, as well as non-bank financial institutions, financial technology and financial innovation. At this time it is unclear what impact the Executive Order and the Administration’s policy will have on regulations that affect our and our competitors’ businesses.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. The bill was referred to the Senate. If passed by the U.S. Senate and signed into law by President Trump, the CHOICE Act would, among other things, remove risk retention requirements for non-residential mortgage securitizations.

On December 22, 2017, President Trump signed into law Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), which significantly changed the Code, including a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. These and other provisions are generally effective for taxable years beginning after December 31, 2017, and certain provisions are further subject to sunset. While certain guidance has been issued by the U.S. Treasury Department and the IRS, there are a number of technical issues and uncertainties in the Tax Cuts and Jobs Act, which may be clarified by future guidance. We continue to assess the impact of the Tax Cuts and Jobs Act. In addition, any future federal or state law tax changes, whether arising from actual or perceived loss of tax revenue to the taxing authority due to the Tax Cuts and Jobs Act or otherwise, could have an adverse effect on our business, financial condition and results of operations.

Volatility in global financial markets might continue and the federal government may continue to take measures to intervene

Economic conditions throughout the world remain uncertain. Concerns about the European Union ("EU"), including Britain's departure from the EU ("Brexit") and the stability of the EU's sovereign debt, have caused uncertainty and disruption for financial markets globally. The ultimate effects of Brexit and the EU's financial support program, as well as the impact of any anticipated and future changes in global fiscal and monetary policy, are difficult to predict and may also produce exchange rate fluctuations and currency devaluations that negatively affect our business. Furthermore, a slowdown or deterioration of economic conditions in other parts of the world may have an adverse effect on economic conditions in the United States, which could materially adversely affect our financial condition and results of operations. We cannot predict the U.S. government's response to any dislocation or instability in the United States, and potential future government responses and changes in law or regulation may affect our business, results of operations and financial condition.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

On October 30, 2019, based on its outlook for economic activity, the labor market, inflation and global developments and weighing the uncertainties associated with this outlook, the Federal Reserve lowered its target range for the federal funds rate to 1-½ to 1-¾ percent and on January 29, 2020, maintained the target range at 1-½ to 1-¾ percent. The Federal Reserve also indicated that it would likely contemplate additional rate adjustments in 2020 and beyond in a manner consistent with policy normalization, while indicating that such additional adjustments would likely be gradual and data dependent. Additionally, the Federal Reserve initiated its balance sheet normalization program in October 2017 that was announced in June 2017. This plan details the approach the FOMC intends to use to reduce the Federal Reserve's holding of Treasury and agency securities. For payments of principal that the Federal Reserve receives from its holdings of agency debt and mortgage-backed securities, the Committee anticipates that the cap will be $4 billion per month and will increase in steps of $4 billion in three-month intervals over 12 months until it reaches $20 billion per month. There is still considerable uncertainty concerning the speed at which the Federal Reserve will continue to adjust rates. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for commercial real estate loans. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

In the event of a forfeiture proceeding, a lender may be able to establish its interest in the property by proving that (i) its mortgage was executed and recorded before the commission of the illegal conduct from which the assets used to purchase or improve the property were derived or before the commission of any other crime upon which the forfeiture is based, or (ii) the lender, at the time of the execution of the mortgage, did not know or was reasonably without cause to believe that the property was subject to forfeiture. However, there is no assurance that such a defense would be successful and therefrom the related assets may be adversely affected.

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

Our investments in commercial mortgage backed securities, CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, Hunt Servicing Company, LLC ("HSC"), an affiliate of our Manager, may take actions that could adversely affect our interests.

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

We previously identified material weaknesses in our internal control over financial reporting, which have now been remediated. Although we believe these material weaknesses have been remediated, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act of 2002 ("SOX") requires, among other things, ongoing review of our disclosure controls and procedures and internal control over financial reporting. Section 404 of SOX requires us to include a management report on our internal control over financial reporting in our Annual Report on Form 10-K, which report must include management’s assessment of the effectiveness of our internal control over financial reporting. In addition, we are required, on a quarterly and annual basis, to disclose the conclusions of our principal executive and principal financial officer on the effectiveness of our disclosure controls and procedures.

As disclosed in our Form 10-K for the fiscal year ended December 31, 2018, we previously identified material weaknesses in our internal control over financial reporting related to the lack of appropriate resources for and supervision of third-party specialists, in particular, third-party tax advisors and the depth and timeliness review of account balances and, as a result of such weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018. We believe we have fully remediated the material weaknesses identified in fiscal year 2018, however, we cannot assure you that the measures taken to date will be sufficient to identify or prevent future material weaknesses.

Furthermore, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by the reporting requirements under Section 404 of SOX. The standards required for a Section 404 assessment under SOX may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. These stringent standards require that our audit committee be advised and regularly updated on management's assessment of internal control over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to maintain effective internal control over financial reporting, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be affected which could cause a decline in market price of our common stock.

We depend on our accounting services provider for assistance with the preparation of our financial statements, access to appropriate accounting technology and assistance with portfolio valuation.

Pursuant to our agreement with SS&C Technologies (SS&C"), SS&C currently maintains our general ledger and all related accounting records, reconciles all broker and custodial statements we routinely receive, provides us with monthly portfolio, cash and position reports, assists us with portfolio valuations, prepares draft quarterly financial statements for our review and provides us with access to data and technology services to facilitate the preparation of our annual financial statements.  If our agreement with SS&C were to be terminated and no suitable replacement can be timely engaged, we may not be able to timely and accurately prepare our financial statements.

We may be required to make servicing advances and may be exposed to a risk of loss if such advances become non-recoverable and such advances and risk could adversely affect our liquidity or cash flow.

In connection with securitization transactions wherein FOAC sold mortgage loans to the securitization trust and holds the MSRs with respect to those mortgage loans, FOAC entered into sub-servicing agreements with one or more sub-servicers. Pursuant to the terms of the sub-servicing agreements, FOAC is required to refund or to fund any servicing advances that are obligated to be made by the sub-servicers. FOAC is therefore exposed to the potential loss of any servicing advance that becomes non-recoverable. Such advances and exposure going forward could adversely affect our liquidity or cash flow during a financial period.

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

We are engaged in a competitive business. In our investing activities, we compete for opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by OREC IM and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and broader access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including, provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for investments we target may lead to decreasing yields, which may further limit our ability to generate targeted returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

A prolonged economic recession and further declining real estate values could impair our assets and harm our operations.

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The transitional multi-family and other commercial real estate loans in which we invest part of our capital will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on the transitional multi-family and other commercial real estate loans in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

We acquire assets that are not liquid or publicly traded. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, mortgage-related assets generally experience periods of illiquidity. Further, validating third-party pricing for illiquid assets may be more subjective than for liquid assets. Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. If we are unable to sell our assets at favorable prices or at all, it could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our investment in CRE debt securities and other similar structured finance investments may be subject to losses.

We may acquire CRE debt securities and other similar structured finance investments. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related CRE debt securities and other similar structured finance investments. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before acquiring certain assets, such as transitional multi-family and other commercial real estate loans or other mortgage-related assets, our Manager conducts (either directly or using third parties) due diligence. Such due diligence may include (1) an assessment of the strengths and weaknesses of the asset’s credit profile, (2) a review of all or merely a subset of the documentation related to the asset, or (3) other reviews that we or our Manager may deem appropriate to conduct. There can be no assurance that we or our Manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts and potential liabilities or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our financial condition and results of operations.

Our Manager utilizes analytical models and data in connection with the valuation of certain of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of certain of our target assets, such as CRE debt securities and other similar structured finance investments, our Manager may rely heavily on analytical models and information and data supplied by third parties. Models and data are used to value potential target assets, potential credit risks and reserves and also in connection with hedging our acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager may be induced to buy for us certain target assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

Real estate investments are subject to various risks, including:

•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•costs of remediation and liabilities associated with environmental conditions such as indoor mold;
•the potential for uninsured or under-insured property losses;
•acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks; and
•social unrest and civil disturbances.

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

Insurance on mortgage loans and real estate securities collateral may not cover all losses.

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

We may experience a decline in the market value of our CRE debt securities.

A decline in the market value of CRE debt securities we may invest in may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be adversely affected.

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

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because some of our future investments may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Given the volatile nature of the U.S. economy since the end of the third round of quantitative easing, or QE3, there can be no guarantee that the yield curve will not become and/or remain inverted.

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

Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2019, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

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

The planned phase out of LIBOR as a financial benchmark and its potential replacement may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.

The United Kingdom financial Conduct Authority ("FCA"), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit to LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. It is impossible to predict what benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if and when it ceases to exist. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities ("SOFR"). Because of the difference in how it is constructed, SOFR may diverge significantly from LIBOR in a range of situations and market conditions. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is an overnight secured rate backed by government securities, it will be a rate that does not take into account bank credit risk or term (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. The American Financial Exchange (“AFX”) has also created the American Interbank Offered Rate (“Ameribor”) as another potential replacement for LIBOR. Ameribor is calculated daily as the volume-weighted average interest rate of the overnight unsecured loans on AFX. Because of the difference in how it is constructed, Ameribor may diverge significantly from LIBOR in a range of situations and market conditions. It remains to be seen whether SOFR and/or Ameribor are accepted by financial markets as a replacement benchmark rate for LIBOR. The uncertainty surrounding potential reforms, including with respect to factors such as the use of alternative, market-based reference rates, changes to the methods and processes used to calculate rates, the quality of the data upon which rates will be based, and how closely rates will track to LIBOR may limit the extent to which markets accept alternative rates, which may, in turn, have an adverse effect on the market for or value of any LIBOR-indexed, floating-rate debt securities or on our overall financial condition or results of operations.

Changes in prepayment rates may adversely affect our profitability.

Our business is currently focused on investing in, financing and managing floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage. Prepayment rates may also be affected by conditions in the financial markets, general economic conditions and the relative interest rates on commercial mortgages, which could lead to an acceleration of the payment of the related principal. While we will seek to manage prepayment risk, in selecting our real estate investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. Additionally, we are subject to prepayment risk associated with the terms of our CLOs. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our CLOs are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

We are highly dependent on communications and information systems. Systems failures could significantly disrupt our operations, which may, in turn, negatively affect the market price of our equity securities and our ability to make distributions.

Our business is highly dependent on the communications and information systems of our Manager. Any failure or interruption of our Manager’s systems could have a material adverse effect on our operating results and negatively affect the market price of our equity securities and our ability to make distributions.

The occurrence of cyber-incidents, or a deficiency in our Manager's cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our or our Manager's information resources or those of our third party service providers. A cyber-incident can be an intentional attack or an unintentional event and can include gaining unauthorized access to a system to disrupt operations, corrupt data or steal confidential information. The primary risks that could directly result from a cyber-incident include operational interruption and private data exposure. Our Manager has implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of the risk of a cyber-incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

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

To the extent that we incur leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following, or other, reasons:

•short-term interest rates increase;
•the market value of our securities decreases;
•interest rate volatility increases;
•the availability of financing in the market decreases; or
•changes in advance rates.

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

Subject to market conditions and availability, we may continue to incur significant additional debt in the future. Although we are not required by our board of directors to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend upon our Manager’s assessment of the credit and other risks of those assets. Our board of directors may establish and change our leverage policy at any time without stockholder approval. Incurring debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (1) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (3) the loss of some or all of our assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, investments, stockholder distributions or other purposes; and
•we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms or at all.

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

In connection with our credit and guaranty agreement, we are required to maintain certain financial covenants with respect to our net worth, asset values, loan portfolio composition, leverage ratios and debt service coverage levels. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with our financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the credit facility and acceleration of all amounts owing under our credit facility and gives the counterparty the right to exercise certain other remedies under the credit agreement, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to our credit facility and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new credit facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.

We may enter into repurchase agreements, and our rights under such repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our counterparties under the repurchase agreements.

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

We may engage in hedging transactions intended to hedge various risks to our portfolio, including the exposure to adverse changes in interest rates. Our hedging activity varies in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other changing market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to protect or could adversely affect us because, among other things:

•hedging can be expensive, particularly during periods of volatile or rapidly changing interest rates;
•available hedges may not correspond directly with the risks for which protection is sought;
•the duration of the hedge may not match the duration of the related liability;
•the amount of income that a REIT may earn from certain hedging transactions is limited by U.S. federal income tax provisions governing REITs;
•the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the hedging counterparty may default on its obligation to pay.

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

Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time based upon an index (typically LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to changes to, or the elimination of, LIBOR, see “Risk Factors—Risks Related to Our Investment Strategies and Our Businesses—Changes in the method for determining LIBOR or a replacement of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.” Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

Accounting for derivatives under GAAP may be complicated. Any failure by us to meet the requirements for applying hedge accounting in accordance with GAAP could adversely affect our earnings. In particular, derivatives are required to be highly effective in offsetting changes in the value or cash flows of the hedged items (and appropriately designated and/or documented as such). If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in our reported net income.

Risks Associated with Our Relationship with Our Manager

Our board of directors has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager.

Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews and updates our investment guidelines and also reviews our investment portfolio but does not generally review or approve specific investments. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of mortgage related investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would adversely affect our business operations and results. In addition, our Manager may invest up to $75 million in any investment on our behalf without restriction and generally without prior approval of our board of directors. Our Manager is generally permitted to invest our assets in its discretion, provided that such investments comply with our investment guidelines. Our Manager’s failure to generate attractive risk-adjusted returns on an investment which represents a significant dollar amount would adversely affect us. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

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

We have no separate facilities and are completely reliant on our Manager. All of our officers are employees of an affiliate of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, there can be no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and professionals. The initial term of our management agreement with our Manager only extends until January 18, 2023, with automatic one-year renewals thereafter. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

The management agreement with our Manager may be costly and difficult to terminate, including for our Manager’s poor performance.

The Management Agreement automatically renews for successive one year terms beginning January 18, 2023 and each January 3 thereafter, unless it is sooner terminated upon written notice delivered to the Company or Manager, as applicable, no later than 180 days prior to a renewal date either (i) by the Company upon the affirmative vote of at least two-thirds (2/3) of the independent directors of the Board or by a vote of at least two-thirds of the Company's outstanding shares of common stock, based upon a determination that (a) the Manager’s performance is unsatisfactory and materially detrimental to the Company or (b) the compensation payable to the Manager under the Management Agreement is not fair to the Company (provided that in the instance of (b), we shall not have the right to terminate the Management Agreement if the Manager agrees to continue to provide services under the Management Agreement at fees that at least two-thirds of the independent directors of the Board determine to be fair, provided further that in the instance of (b), the Manager will be afforded the opportunity to renegotiate its compensation prior to termination) or (ii) by the Manager. We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from us “for cause” as described in the Management Agreement. In the event of a termination of the Manager other than a termination for cause, we are required to pay a termination fee to the Manager. The termination fee is equal to three times the sum of (a) the average annual Base Management Fee and (b) the average annual Incentive Compensation, in each case, earned by the Manager during the twenty-four month period immediately preceding the effective date of termination, calculated as of the end of the most recently completed fiscal quarter before the effective date of termination. Our Manager may terminate the Management Agreement upon written notice delivered no later than 180 days prior to a renewal date.

Our Manager’s liability is limited under the management agreement and we have agreed to indemnify our Manager and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us, although our officers who are also employees of an affiliate of our Manager will have a fiduciary duty to us under Maryland Law, as our officers. Under the terms of the management agreement, our Manager, its officers, members, managers, directors, personnel, trustees, partners, stockholders, equity holders, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, our directors, our stockholders or any partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, trustees, partners, stockholders, equity holders, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

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

There are conflicts of interest in our relationship with ORIX, including with our Manager and in the allocation of investment opportunities to ORIX affiliates and us, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interests arising out of our relationship with ORIX, including our Manager and its affiliates. In addition, we are managed by our Manager, an ORIX affiliate, and our executive officers are employees of an affiliate of our Manager or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, ORIX and their respective affiliates, will enable us to identify, adequately address or mitigate all potential conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and ORIX includes:

•Allocation of Investment Opportunities. Certain conflicts of interest may arise from the fact that ORIX, its Affiliates, and our Manager may provide investment management and other services both to us and to other persons or entities, whether or not the investment objectives or policies of such other person or entity are similar to those of ours, including without limitation, the sponsoring, closing and/or managing of any OREC IM fund.
•ORIX's investment advisory and proprietary activities. ORIX makes investments pursuant to an investment strategy that is similar to the investment strategy implemented by OREC IM with respect to HCFT, on behalf of itself and its own investment vehicles. Further, certain affiliates of ORIX originate investment opportunities that may be suitable for HCFT but which are allocated to other investment funds managed by an affiliate of ORIX. Therefore ORIX or an affiliate may originate opportunities that are suitable for HCFT but are allocated to entities primarily owned by ORIX or its affiliates.

Employee litigation and unfavorable publicity could negatively affect our future business.

Employees may, from time to time, bring lawsuits against us or our Manager regarding injury, creation of a hostile work place, discrimination, wage and hour, sexual harassment and other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Companies that have faced employment or harassment related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their sales. If we were to face any employment related claims, our business could be negatively affected.

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

Some of the factors that negatively affect the market price of our securities include:

•changes in our dividend rates or frequency of payments thereof;
•actual or anticipated variations in our quarterly operating results;
•changes in our earnings estimates or publication of research reports about us or the real estate industry;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions to or departures of our Manager’s key personnel;
•actions by our stockholders;
•speculation in the press or investment community;
•trading prices of common and preferred equity securities issued by REITs and other similar companies;
•failure to satisfy REIT requirements;
•general economic and financial conditions;
•government action or regulation; and
•our issuance of additional preferred equity or debt securities.

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

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and at least 80% of our assets in qualifying real estate interests plus “real estate-related assets.” We generally rely on guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

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

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our share class or of common stock or otherwise be in the best interest of our stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to maintain our REIT qualification for each taxable year after December 31, 2012, during the last half of any taxable year no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT among other purposes and subject to certain exceptions, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our equity securities. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our equity securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our board of directors has granted XL Investments an exemption from the 9.8% ownership limitation. As of March 1, 2020, XL Investments, together with XL Global, Inc. (collectively, the "XL companies"), owned 13.4% of our common stock. On May 16, 2018, our board of directors granted Hunt Companies Equity Holdings, LLC and James C. Hunt (collectively, the "Hunt Investors") an exemption from the 9.8% ownership limitation subject to a Hunt Investors ownership limit of 11.8%. As of March 1, 2020, the Hunt Investors collectively owned 9.7% of our common stock.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium price for holders of our equity securities or otherwise be in their best interests.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our equity securities or otherwise be in our stockholders’ best interests. Those provisions are (i) a classified board; (ii) a two-thirds vote requirement for removing a director; (iii) a requirement that the number of directors be fixed only by vote of the directors; (iv) a requirement that a vacancy on the board be filled only by affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; (v) and a majority requirement for the calling of a special meeting of stockholders. We are subject to all of those provisions except for a classified board, either by provisions of our charter and bylaws unrelated to Subtitle 8 or by reason of an election in our charter to be subject to certain provisions of Subtitle 8.
Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our common stockholders generally have a right to vote only on the following matters:

•the election or removal of directors;
•the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

◦change our name;
◦change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
◦increase or decrease the aggregate number of shares of stock that we have the authority to issue; and
◦increase or decrease the number of our shares of any class or series of stock that we have the authority to issue;

•our liquidation and dissolution; and
•our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for stockholders to effect changes in management.

Our charter provides that, subject to the rights of any class or series of preferred stock, a director may be removed only by the affirmative vote of at least two-thirds of all the votes entitled to be cast generally in the election of directors. Our charter and bylaws provide that vacancies generally may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change management by removing and replacing directors and may prevent a change in control that is in the best interests of stockholders.

Our rights and stockholders’ rights to take action against directors and officers are limited, which could limit recourse in the event of actions not in the best interests of stockholders.

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee of another corporation, REIT, partnership, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. Maryland law permits indemnification of our directors and officers in connection with a proceeding, unless it is established that (i) the act or omission of the individual was material to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, or the individual actually received an improper personal benefit in money, property or services, or (ii) in the case of a criminal proceeding, the individual had reasonable cause to believe that the act or omission was unlawful. As part of these indemnification obligations, we may be obligated to fund the defense costs incurred by our directors and officers.

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

XL Investments holds a significant interest in our outstanding common stock. As of March 1, 2020, the XL Companies owned 13.4% of our common stock. As a result, the XL Companies potentially have the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. We have agreed with XL Investments that, for so long as XL Investments together with certain affiliates of the XL Companies collectively beneficially owns at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board meetings, but such observer has no right to vote at any such board meetings.

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

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to (1) determining the fair value of our investments, (2) assessing the adequacy of the allowance for loan losses or credit reserves and (3) appropriately consolidating VIEs for which we have determined we are the primary beneficiary. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be inaccurate, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and our ability to make distributions to our stockholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

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

In 2018, the Company failed the 75% gross income test as a result of gains generated from the termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company in consultation with its external tax advisor, PricewaterhouseCoopers, requested a pre-filing agreement from the IRS concerning the application of Section 856(c)(6) of the Code, a statutory relief provision. In October 2019, the Company filed its federal tax return taking relief under Section 856(c)(6) of the Code and remains engaged with the IRS regarding a closing agreement concerning the Company's application of Section 856(c)(6) of the Code. Although the Company believes it is more likely than not that its REIT election will not be impacted, we can give no assurances that the IRS will agree with the Company regarding its application of Section 856(c)(6) of the Code. In the event that the IRS determines that the statutory relief provision does not apply, we could be treated as having failed to qualify as a REIT for the 2018 taxable year.

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

If we fail to remain qualified as REIT, we may default on our current facilities and be required to liquidate our assets, and we may face delays or inabilities to procure future financing.

Failure to maintain qualified as a REIT could result in an event of default under our credit facility and CLOs, and we may be required to liquidate all or substantially all of our assets, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to our CLOs or credit facility and any related guaranty agreements on terms that may be unfavorable to us. If we are unable to negotiate a waiver or replace or refinance our assets under a new credit facility of CLO on favorable terms or at all, our financial conditions, results of operations and cash flows could be adversely affected. Additionally, in the event that we do not reach a definitive closing agreement with the IRS concerning our REIT qualification, we may e delayed or prohibited from engaging in future significant financing transactions that we may want to pursue.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 12, 2020, the last reported sales price for our common stock on the New York Stock Exchange was $2.18.

Holders

At December 31, 2019, there were 23,692,164 shares of our common stock outstanding. As of March 12, 2020, there were 16 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held in "street name" through banks or broker dealers.

Dividends

Dividends on our common stock are paid on a quarterly basis. Prior to a change made with effect from June 2018 dividends were paid on a monthly basis.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2019 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2018 through December 31, 2019:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
January 5, 2018	$0.033	January 16, 2018	January 30, 2018
January 5, 2018	$0.033	February 15, 2018	February 27, 2018
January 5, 2018	$0.033	March 15, 2018	March 29, 2018
March 16, 2018	$0.020	April 16, 2018	April 27, 2018
March 16, 2018	$0.020	May 15, 2018	May 30, 2018
March 16, 2018	$0.020	June 15, 2018	June 29, 2018
September 10, 2018	$0.060	September 28, 2018	October 15, 2018
December 7, 2018	$0.060	December 31, 2018	January 15, 2019
March 18, 2019	$0.070	March 29, 2019	April 15, 2019
June 10, 2019	$0.075	June 28, 2019	July 15, 2019
September 17, 2019	$0.075	September 30, 2019	October 15, 2019
December 4, 2019	$0.075	December 31, 2019	January 15, 2020

Securities Authorized for Issuance under Equity Compensation Plan

The Hunt Companies Finance Trust, Inc. Manager Equity Plan. (the "Manager Equity Plan") includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future, if any. In turn, our Manager grants such awards to its employees, officers (including our current officers), members, directors or consultants. The total number of shares that may be granted subject to awards under the Manager Equity Plan is equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan).

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

The Company did not purchase any common shares under the plan during the twelve months ended December 31, 2019.

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

Overview

We are a Maryland corporation that is focused on investing in, financing and managing a portfolio of commercial real estate debt investments.

In January 2020, we entered into a series of transactions with subsidiaries of ORIX Corporation USA ("ORIX USA"), a diversified financial company with the ability to provide investment capital and asset management services to clients in the corporate, real estate and municipal finance sectors. We entered into a new management agreement with OREC Investment Management, LLC ("OREC IM"), while another affiliate of ORIX USA purchased an ownership stake of approximately 5.0% through a privately-placed stock issuance. The transactions are expected to enhance the scale of HCFT and generate shareholder value through leveraging ORIX USA's expansive originations, asset management and servicing platform.

Today, we primarily invest in transitional floating rate commercial mortgage loans with an emphasis on middle market multi-family assets. We may also invest in other commercial real estate-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other commercial real estate debt instruments. We finance our current investments in transitional multi-family and other commercial real estate loans primarily through match term collateralized loan obligations, and may utilize warehouse repurchase agreement financing in the future. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expense of funding these investments.

Today, the loans we target for origination and investment typically have the following characteristics:

•Sponsors with experience in particular real estate sectors and geographic markets
•Located in markets in the U.S. with multiple demand drivers, such as growth in employment and household formation
•Fully funded principal balance greater than $5 million
•Loan to Value ratio up to 85% of as-is value and up to 75% of as stabilized value
•Floating rate loans tied to one-month U.S. denominated LIBOR or any index replacement
•Three-year term with two one-year extension options

We believe that our current investment strategy provides significant opportunities to our stockholders for attractive risk-adjusted returns over time. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy supported by our Manager's significant commercial real estate experience and the extensive resources of ORIX USA will allow us to take advantage of changing market conditions to maximize risk-adjusted returns to our stockholders.

We have elected to be taxed as a REIT and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may become subject to some federal, state and local taxes on our income generated in our wholly owned taxable REIT subsidiary, Five Oaks Acquisition Corp. ("FOAC").

2019 Highlights

•Acquired twenty-eight loans with an initial unpaid principal balance of $268.5 million and a weighted average interest rate of LIBOR plus 3.23%.
•Funded $31.9 million in future funding obligations associated with existing loans with a weighted average interest rate of LIBOR plus 3.82%.
•Increased the loan portfolio by $80.1 million to $653.3 million, net of payoffs.
•On January 15, 2019, the Company entered into a new six-year credit facility ("Secured Term Loan"). On February 14, 2019, the Company drew on the Secured Term Loan in an aggregate principal amount of $40.25 million and used the net proceeds of $39.2 million and working capital of $1.1 million to redeem all 1,610,000 shares of its outstanding 8.75% Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued unpaid dividends.
•On March 18, 2019, the Company entered into a support agreement with Hunt Investment Management, LLC ("HIM"), its former manager, pursuant to which HIM agreed to reduce the expense reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million.
•On March 18, 2019, the Company announced a dividend increase from $0.06 per share of common stock to $0.07 per share of common stock, a 16.7% increase over the previous quarter. On June 10, 2019, the Company announced its second consecutive dividend increase from $0.07 per share of common stock to $0.075 per share of common stock, a 7.1% increase over the previous quarter.
Subsequent Events - The ORIX Transaction
On January 6, 2020, we announced the entry into a new external management agreement with OREC IM and the concurrent mutual termination of our management agreement with HIM. OREC IM is part of ORIX Real Estate Capital's finance and investment management platform, which was created through the combination of RED Capital Group, Lancaster Pollard and Hunt Real Estate Capital. The terms of the new management agreement align with the terms of HCFT's prior management agreement with HIM in all material respects, including a cap on reimbursable expenses. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the Company.

In connection with the transaction, an affiliate of ORIX USA purchased 1,246,719 shares of the Company's common stock in a private placement by the Company at a purchase price of $4.61 per share, resulting in an aggregate capital raise of $5,747,375. The purchase price per share represented a 43% premium over the HCFT common share price on January 2, 2020. As a result of this share purchase, an affiliate of ORIX USA owns approximately 5.0% of HCFT's outstanding common shares. Also, in connection with the transaction, James C. Hunt resigned as the Company's Chairman of the Board, but continues to serve as a member of the Board. In addition, the Board appointed Interim Chief Financial Officer James A. Briggs as Chief Financial Officer of the Company. James Flynn continues to serve as CFO and Michael Larsen continues to serve as President.

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

Changes in market interest rates.  Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. Substantially all of our investment portfolio and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Additionally, we benefit from 100% of our current loan portfolio having LIBOR floors as a further mitigant to interest rate variability, with a weighted average LIBOR floor of 1.56% as of December 31, 2019. With the drastic decline in LIBOR due to the coronavirus during the first quarter of 2020, 99% of our current loan portfolio has a LIBOR floor greater than the current spot LIBOR rate. No assurance can be made that our current portfolio profile, including its LIBOR floor levels will be maintained. However, we finance a portion of our commercial loan portfolio with equity, and as such, decreases in interest rates may reduce our net interest income and may impact the competition for and supply of new investment opportunities. In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying the mortgages and, potentially, contribute to non-performance or, in severe cases, default.

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

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity were net proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. As a result of the 2016 change in presidential administration, we anticipate debate on residential housing and mortgage reform to continue through 2020 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Investment Portfolio

Commercial Mortgage Loans

As of December 31, 2019, we have determined that we are the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Year Ended December 31, 2019
Balance at December 31, 2018	$555,172,891
Purchases	300,319,433
Proceeds from principal repayments	(213,415,654)
Proceeds from sales	(6,816,250)
Balance at December 31, 2019	$635,260,420

The following table details overall statistics for our loan portfolio as of December 31, 2019:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2019
Loans held-for-investment
Senior secured loans(3)	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8
	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2018
Loans held-for-investment	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1

(1) Weighted average coupon assumes applicable one-month LIBOR of 1.70% and 2.38% as of December 3, 2019 and December 3, 2018, respectively, inclusive of weighted average LIBOR floors of 1.56% and 1.18%, respectively.
(2)  Weighted average term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(3) As of December 31, 2019, $629,157,956 of the outstanding senior secured loans were held in VIEs and $6,102,464 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2018, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of December 31, 2019:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior Loan	5-Jun-18	44,699,829	35,625,000	Palatine, IL	Multi-Family	1mL + 4.3%	3.5	68.5%
2	Senior Loan	30-Nov-18	35,441,350	34,913,160	Various	Multi-Family	1mL + 4.1%	4.0	70.4%
3	Senior Loan	8-Aug-18	35,000,000	32,321,681	Dallas, TX	Multi-Family	1mL + 3.7%	3.7	81.2%
4	Senior Loan	9-Jul-18	33,830,000	32,148,978	Baltimore, MD	Multi-Family	1mL + 3.3%	3.7	77.6%
5	Senior Loan	15-Nov-17	30,505,000	30,505,000	Phoenix, AZ	Multi-Family	1mL + 3.8%	3.0	74.3%
6	Senior Loan	22-Nov-19	31,163,300	26,500,000	Virginia Beach, VA	Multi-Family	1mL + 2.8%	5.0	77.1%
7	Senior Loan	18-May-18	28,000,000	25,355,116	Woodridge, IL	Multi-Family	1mL + 3.8%	3.5	76.4%
8	Senior Loan	10-Dec-19	26,871,000	23,500,000	San Antonio, TX	Multi-Family	1mL + 3.2%	5.1	71.9%
9	Senior Loan	31-May-18	24,700,000	20,853,067	Omaha, NE	Multi-Family	1mL + 3.7%	3.5	77.3%
10	Senior Loan	26-Nov-19	21,625,000	20,000,000	Doraville, GA	Multi-Family	1mL + 2.8%	5.0	76.1%
11	Senior Loan	6-Dec-18	21,000,000	18,281,385	Greensboro, NC	Multi-Family	1mL + 3.4%	4.0	79.8%
12	Senior Loan	28-Dec-18	20,850,000	18,000,000	Austin, TX	Multi-Family	1mL + 3.9%	3.1	71.4%
13	Senior Loan	10-Jul-19	19,000,000	17,598,824	Amarillo, TX	Multi-Family	1mL + 2.9%	4.7	76.4%
14	Senior Loan	28-Dec-18	24,123,000	17,115,524	Austin, TX	Retail	1mL + 4.1%	3.1	60.5%
15	Senior Loan	13-Mar-19	19,360,000	16,707,856	Baytown, TX	Multi-Family	1mL + 3.1%	3.3	80.5%
16	Senior Loan	28-Jun-18	17,000,000	15,245,253	Greenville, SC	Multi-Family	1mL + 3.9%	3.6	76.3%
17	Senior Loan	23-Jul-18	16,200,000	12,828,794	Chicago, IL	Office	1mL + 3.8%	3.7	72.7%
18	Senior Loan	29-Aug-19	16,800,000	12,337,257	Carrollton, TX	Multi-Family	1mL + 3.4%	4.8	72.5%
19	Senior Loan	24-May-18	12,720,000	12,257,454	Austin, TX	Multi-Family	1mL + 3.6%	3.5	80.2%
20	Senior Loan	8-Aug-19	14,400,000	10,348,088	Fort Worth, TX	Multi-Family	1mL + 3.0%	4.8	75.8%
21	Senior Loan	29-Mar-19	10,000,000	10,000,000	Portsmouth, VA	Multi-Family	1mL + 3.3%	2.3	61.4%
22	Senior Loan	9-Jan-18	10,317,000	9,835,341	North Highlands, CA	Multi-Family	1mL + 4.0%	3.2	79.0%
23	Senior Loan	25-May-18	11,000,000	9,794,371	Phoenix, AZ	Multi-Family	1mL + 3.9%	3.5	69.4%
24	Senior Loan	9-Oct-18	9,250,000	9,166,516	Dallas, TX	Multi-Family	1mL + 3.7%	3.9	78.4%
25	Senior Loan	11-Sep-19	11,135,000	9,135,000	Orlando, FL	Multi-Family	1mL + 2.8%	4.8	69.2%
26	Senior Loan	12-Mar-18	9,112,000	9,112,000	Waco, TX	Multi-Family	1mL + 4.8%	3.3	72.9%
27	Senior Loan	15-Feb-18	10,500,000	9,047,396	Atlanta, GA	Multi-Family	1mL + 4.3%	3.3	80.2%
28	Senior Loan	13-Dec-19	19,990,000	9,000,000	Seattle, WA	Multi-Family	1mL + 2.9%	3.1	29.4%
29	Senior Loan	30-Aug-18	9,034,000	8,675,645	Blacksburg, VA	Multi-Family	1mL + 3.9%	3.8	66.6%

30	Senior Loan	7-Aug-18	9,000,000	8,235,825	Birmingham, AL	Multi-Family	1mL + 3.5%	3.8	78.0%
31	Senior Loan	18-Jan-19	10,750,000	8,109,603	Philadelphia, PA	Multi-Family	1mL + 4.0%	2.2	71.3%
32	Senior Loan	23-Feb-18	8,070,000	8,070,000	Little Rock, AR	Multi-Family	1mL + 4.3%	3.3	81.3%
33	Senior Loan	13-Nov-19	9,310,000	7,780,000	Holly Hill, FL	Multi-Family	1mL + 2.9%	3.0	77.8%
34	Senior Loan	10-Jun-19	7,000,000	6,429,693	San Antonio, TX	Multi-Family	1mL + 3.4%	4.6	77.7%
35	Senior Loan	9-Dec-19	6,495,000	6,230,000	Fort Worth, TX	Multi-Family	1mL + 3.2%	5.1	77.7%
36	Senior Loan	29-Mar-19	6,270,000	5,992,424	Raleigh, NC	Multi-Family	1mL + 3.5%	4.3	79.0%
37	Senior Loan	22-Jun-18	6,200,000	5,900,550	Chicago, IL	Multi-Family	1mL + 4.1%	3.6	80.5%
38	Senior Loan	28-Aug-19	6,250,000	5,899,750	Austin, TX	Multi-Family	1mL + 3.3%	4.8	69.9%
39	Senior Loan	15-Nov-18	6,096,000	5,550,000	Glen Burnie, MD	Multi-Family	1mL + 4.3%	2.0	76.0%
40	Senior Loan	22-May-19	5,450,000	5,450,000	Tampa, FL	Multi-Family	1mL + 3.5%	4.5	65.7%
41	Senior Loan	30-Nov-18	8,250,000	5,036,066	Decatur, GA	Multi-Family	1mL + 4.1%	3.9	56.8%
42	Senior Loan	12-Jun-17	4,675,000	4,675,000	Winston-Salem, NC	Multi-Family	1mL + 6.0%	0.6	77.2%
43	Senior Loan	13-Dec-19	5,900,000	4,644,560	Jacksonville, FL	Multi-Family	1mL + 2.9%	5.1	74.9%
44	Senior Loan	29-Jun-18	4,525,000	4,404,365	Washington, DC	Mixed Use	1mL + 4.7%	3.6	73.3%
45	Senior Loan	10-Jun-19	6,000,000	4,265,000	San Antonio, TX	Multi-Family	1mL + 2.9%	4.6	62.9%
46	Senior Loan	12-Nov-19	4,225,000	4,225,000	Chesapeake, VA	Self-Storage	1mL + 3.2%	5.0	64.5%
47	Senior Loan	31-May-19	4,350,000	4,192,147	Austin, TX	Multi-Family	1mL + 3.5%	4.5	74.1%
48	Senior Loan	13-Dec-19	4,407,000	4,010,000	Marietta, GA	Multi-Family	1mL + 3.0%	5.1	77.9%
49	Senior Loan	30-Apr-18	4,080,000	4,002,879	Wichita, KS	Multi-Family	1mL + 5.0%	3.4	69.0%
50	Senior Loan	10-Oct-18	3,569,150	3,113,185	Philadelphia, PA	Multi-Family	1mL + 4.6%	3.9	79.6%
51	Senior Loan	5-Jun-18	2,835,667	2,835,667	Palatine, IL	Multi-Family	1mL + 4.3%	3.5	68.5%
(1) See Note 15 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)  LTV as of the date the loan was originated by a Hunt affiliate and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value which may have occurred subsequent to origination date.

Mortgage-Backed Securities

On a non-GAAP basis, our MBS investments decreased from $4.8 million as of December 31, 2018 to $0 as of December 31, 2019. The non-GAAP total represented our net investment in our consolidated Multi-Family MBS trust, and the decrease was the result of the repayment of this investment.

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

The following table summarizes certain characteristics of our MBS investment portfolio on a non-GAAP combined basis (including our net investments in one consolidated Multi-Family MBS securitization trust), at fair value, according to their estimated weighted average life classifications as of December 31, 2018:

December 31, 2018 Fair Value

Less than or equal to one year	4,762,149
Total	$4,762,149

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of December 31, 2019, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $505.9 million and $510.2 million, respectively. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms and details of our CLOs.

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

As noted earlier, we previously determined to cease the aggregation of prime jumbo loans for the foreseeable future, and therefore no longer maintain warehouse financing to acquire prime jumbo loans. We do not expect the changes to our mortgage loan business strategy to impact the existing MSRs that we own, nor the securitizations we have sponsored to date.

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC fails to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee was the earlier of the contractual maturity of the underlying mortgage and its repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated on November 28, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20,000,000 and (b) minimum available liquidity equal to the greater of (x) $5,000,000 and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Notes 13 and 14 to our consolidated financial statements included in this Annual Report for a further description of MAXEX.

Multi-Family Mortgage Loan Consolidation Reporting Requirements

As of December 31, 2019, we have determined that we are no longer the primary beneficiary of the FREMF 2012-KF01 Trust, based on the repayment in full of our first-loss tranche on January 30, 2019.

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

A reconciliation of our net investment in consolidated trusts with our consolidated financial statements as of December 31, 2018 is set out below:

December 31, 2018
Receivables held in securitization trusts, at fair value	$24,357,335
Multi-family securitized debt obligations(1)	$19,595,186
Net investment amount of Multi-Family MBS trusts held by us	$4,762,149
(1) Includes related payables

Stockholders’ Equity and Book Value Per Share

As of December 31, 2019, our equity was $108.6 million, and our book value per common share was $4.59 on a basic and fully diluted basis. Our equity decreased by $41.6 million compared to our stockholders’ equity as of December 31, 2018, while book value per common share declined by 3.8% from the previous year-end amount of $4.77. The decrease in book value is reflective of the redemption of all 1,610,000 shares of our outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference. On a liquidation preference adjusted basis, our equity decreased by $1.3 million compared to December 31, 2018, while book value per common share decreased by 1.1% from the previous year-end amount of $4.64.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenues and expenses. All of these estimates reflect our best judgments about current, and for some estimates, future economic and market conditions and their effects base on information available as of the date of the financial statements, If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for loan losses, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments:

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2019, the Company did not hold any loans placed in non-accrual status.

Quarterly, the Company assesses the risk factors of each loan classified as held-for-investment and assigns a risk rating based on a variety of factors, including, without limitation, debt-service coverage ratio ("DSCR"), loan-to-value ratio ("LTV"), property type, geographic and local market dynamics, physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. The Company's loans are rated on a 5-point scale, from least risk to greatest risk, respectively, which ratings are described as follows:

1.Very Low Risk: exceeds expectations and is outperforming underwriting or it is very likely that the underlying loan can be refinanced easily in the period's prevailing capital market conditions
2.Low Risk: meeting or exceeding underwritten expectations
3.Moderate Risk: in-line with underwritten expectations or the sponsor may be in the early stages of executing the business plan and the loan structure appropriately mitigates additional risks
4.High Risk: potential risk of default, a loss may occur in the event of default
5.Default Risk: imminent risk of default, a loss is likely in the event of default

The Company evaluates each loan rated High Risk or above as to whether it is impaired on a quarterly basis. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2019, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the loan portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

Mortgage Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at Five Oaks Acquisition Corp. ("FOAC"), the Company's taxable REIT subsidiary ("TRS"). As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company. The Company does not directly service any residential mortgage loans.

MSR income is recognized at the contractually agreed upon rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with which the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

See Note 2 to our consolidated financial statements for the complete listing of our significant accounting policies.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2019 and December 31, 2018:

This information constitutes non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to better understand the capital necessary to support each income-earning asset category, and thus our ability to generate operating earnings. While we believe that the non-GAAP information included in this report provides supplemental information to assist investors in analyzing our portfolio, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP.

	December 31, 2019
	Commercial Mortgage Loans	MSRs	Multi-Family MBS(1)	Unrestricted Cash(2)	Total(3)
Market Value	635,260,420	2,700,207	—	10,942,115	648,902,742
Collateralized Loan Obligations	(505,930,065)	—	—	—	(505,930,065)
Other(4)	1,610,181	—	—	(1,623,820)	(13,639)
Restricted Cash	5,069,715	—	—	—	5,069,715
Capital Allocated	136,010,251	2,700,207	—	9,318,295	148,028,753
% Capital	91.9%	1.8%	—%	6.3%	100.0%

	December 31, 2018
	Commercial Mortgage Loans	MSRs	Multi-Family MBS(1)	Unrestricted Cash(2)	Total
Market Value	$555,172,891	$3,997,786	$4,762,149	$7,882,862	$571,815,688
Collateralized Loan Obligations	(503,978,918)	—	—	—	(503,978,918)
Other(4)	34,599,849	—	5,381	(3,569,612)	31,035,618
Restricted Cash	51,330,950	—	—	—	51,330,950
Capital Allocated	$137,124,772	$3,997,786	$4,767,530	$4,313,250	$150,203,338
% Capital	91.3%	2.6%	3.2%	2.9%	100.0%

1.Includes the fair value of our net investment in the FREMF 2012-KF01 Trust.
2.Includes cash and cash equivalents.
3.Includes the fair value of our Secured Term Loan.
4.Includes principal and interest receivable, prepaid and other assets, interest payable, dividends payable and accrued expenses and other liabilities.

Results of Operations

As of December 31, 2019, we no longer consolidated the assets and liabilities of two Multi-Family MBS securitization trusts, the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and one prime jumbo residential mortgage securitization trust, CSMC 2014-OAK1 Trust. As a result, having determined we are no longer the primary beneficiary of the trusts, we no longer consolidate the interest and expenses of these trusts. As of December 31, 2019, we consolidated the assets and liabilities of two commercial real estate collateralized loan obligations, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Our results of operations were impacted in part by (i) the sale of all of our Agency and non-Agency RMBS in the first half of 2018, (ii) the sale of the subordinated securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts that we previously owned and (iii) the repayment in full of the FREMF 2012-KF01 Trust. Accordingly, we no longer consolidate the assets, liabilities, income and expenses of the underlying trust. In the second quarter of 2018, we acquired Hunt CMT Equity, LLC which included Hunt CRE 2017-FL1, Ltd., and in the third quarter of 2018 we closed our second CLO, Hunt CRE 2018-FL2, Ltd. These transactions impacted the gross amount of interest income and expense reported. Additionally, in the first quarter of 2019 we drew on our Secured Term Loan. Consequently, our results of operations for the periods ended December 31, 2019 and December 31, 2018 are not directly comparable.

The table below presents certain information from our Statement of Operations for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2019	2018
Revenues:
Interest income:
Available-for-sale securities	$—	$10,748,966
Commercial mortgage loans held-for-investment	38,969,471	25,077,632
Multi-family loans held in securitization trusts	78,361	20,891,992
Residential loans held in securitization trusts	—	2,102,352
Cash and cash equivalents	9,647	134,002
Interest expense:
Repurchase agreements - available-for-sale securities	—	(7,637,242)
Collateralized loan obligations	(20,882,076)	(12,578,306)
Secured term loan	(2,761,561)	—
Multi-family securitized debt obligations	—	(19,652,710)
Residential securitized debt obligations	—	(1,685,971)
Net interest income	15,413,842	17,400,715
Other income:
Realized (loss) on investments, net	(709,439)	(33,391,712)
Realized gain on derivative contracts, net	—	25,984,870
Change in unrealized (loss) on derivative contracts, net	—	(5,349,613)
Change in unrealized gain (loss) on mortgage servicing rights	(1,297,579)	1,033,926
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	694,339	(6,398,348)
Change in unrealized gain on residential loans held in securitization trusts	—	5,650,199
Servicing income, net	869,032	940,090
Other income	—	155,378
Total other (loss)	(443,647)	(11,375,210)
Expenses:
Management fee	2,245,065	2,335,998
General and administrative expenses	4,335,376	4,006,774
Operating expenses reimbursable to Manager	1,629,908	2,375,804
Other operating expenses	360,517	1,003,734
Compensation expense	193,962	252,912
Total expenses	8,764,828	9,975,222
Net income (loss) before provision for income taxes	6,205,367	(3,949,717)
Benefit from (provision for) income taxes	43,523	(1,521,745)
Net income (loss)	6,248,890	(5,471,462)
Dividends to preferred stockholders	(491,764)	(3,528,588)
Deemed dividend on preferred stock related to redemption	$(3,093,028)	$—
Net income (loss) attributable to common stockholders	$2,664,098	$(9,000,050)
Other Comprehensive Income:
Reclassification adjustment for net gain included in net income (loss)	—	12,617,794
Comprehensive income (loss) attributable to common stockholders	$2,664,098	$3,617,744
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$2,664,098	$(9,000,050)
Weighted average number of shares of common stock outstanding	23,687,812	23,613,636
Basic and diluted income (loss) per share	$0.11	$(0.38)
Basic and diluted comprehensive income per share	$0.11	$0.15
Dividends declared per share of common stock	$0.30	$0.28

Net Income Summary

For the year ended December 31, 2019, our net income attributable to common stockholders was $2,664,098 or $0.11 basic and diluted net income per average share, compared with a net loss of $9,000,050 or $0.38 basic and diluted net loss per share, for the year ended December 31, 2018.  The principal drivers of this net income (loss) variance were a decrease in total other loss from $11,375,210 for the year ended December 31, 2018 to a loss of $443,647 for the year ended December 31, 2019, and a reduction in total expenses from $9,975,222 for the year ended December 31, 2018 to $8,764,828 for the year ended

December 31, 2019, which in aggregate more than offset a decrease in net interest income from $17,400,715 for the year ended December 31, 2018 to 15,413,842 for the year ended December 31, 2019.

The comparability of our results for the year ended December 31, 2019, with the year ended December 31, 2018 is limited due to (i) the sale of all of our Agency and Non-Agency RMBS and substantially all of our Multi-Family MBS during the second quarter of 2018; (ii) the termination of the associated repurchase agreements related to our Agency and Non-Agency RMBS in 2018; (iii) the termination of the associated interest rate hedges related to our Agency RMBS in 2018; (iv) the deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018; (v) the deconsolidation of one Multi-Family MBS trust during the first quarter of 2019; (vi) the consolidation of the assets and liabilities of our CLOs; (vii) the redemption of preferred stock in 2019; and (viii) the draw of Secured Term Loan in 2019.

Interest Income and Interest Expense

For the years ended December 31, 2019 and December 31, 2018, our interest income was $39,057,479 and $58,954,944, respectivelyur interest expense was $23,643,637 and $41,554,229, respectively. The year-over-year decrease in interest income was primarily the result of the deconsolidated multi-family and residential mortgage loan securitization trusts and reallocation of capital from the sale of the legacy AFS portfolio into commercial mortgage loans. The year-over-year net decrease in interest expense was impacted by the de-consolidated multi-family and residential mortgage loan securitization trusts, the redemption of repurchase agreement financing related to the legacy AFS portfolio replaced with CLO financing of the commercial mortgage loan portfolio and the draw of the Secured Term Loan.

Net Interest Income

For the years ended December 31, 2019 and December 31, 2018, our net interest income was $15,413,842 and $17,400,715, respectively. The primary drivers of the decline were (i) the sale of the legacy RMBS and MBS portfolios, (ii) the deconsolidation of one Multi-Family MBS trust and one residential mortgage loan securitization trust during the second quarter of 2018, (iii) the deconsolidation of one Multi-Family MBS during the first quarter of 2019 and (iv) the draw on the Secured Term Loan. These factors were partially offset by the acquisition and closing of the collateralized loan obligations.

Other (Loss)

For the year ended December 31, 2019, we incurred a loss of $443,647. This loss was primarily driven by the impact of (i) net realized losses on the FREMF 2012-KF01 Trust of $709,439 and (ii) net unrealized losses on mortgage servicing rights of $1,297,579. These factors were partially offset by (i) net unrealized gains on multi-family mortgage loans held in the FREMF 2012-KF01 Trust of $694,339 and (ii) net mortgage servicing income of $869,032.

For the year ended December 31, 2018, we incurred a loss of $11,375,210, which primarily reflected the impact of net realized losses on investments of $33,391,712, net unrealized losses on interest rate hedges of $5,349,613 and net unrealized losses on multi-family loans held in the 2011-K13 and 2012-KF01 Trusts of $6,398,348, which more than offset net realized gains on interest rate hedges of $25,984,870, net unrealized gains on mortgage servicing rights of $1,033,926, net unrealized gains on residential mortgage loans held in the CSMC 2014-OAK1 Trust of $5,650,199, net mortgage servicing income of $940,090 and other income of $155,378. Unrealized gains or losses on AFS securities (except Non-Agency RMBS IOs), which typically offset unrealized gains or losses on interest rate hedges, are a component of other comprehensive income, or OCI, and as such are reflected in equity rather than in our consolidated statement of operations.

The year-over-year decrease in other loss was primarily due to the sale of the Agency RMBS portfolio and concurrent closeout of the related interest rate hedges during the first half of 2018, the deconsolidation of the multi-family and residential securitization trusts and a change to a net unrealized loss on mortgage servicing rights.

Expenses

In connection with our consolidation of certain consolidated trusts, we are required to include the expenses of the trusts in our consolidated statement of operations. However, we are not actually responsible for the payment of these trust expenses.

We incurred management fees of $2,245,065 for the year ended December 31, 2019 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,519,763, of which $1,629,908 was payable to our Manager and $4,889,855 was payable to third parties.

For the year ended December 31, 2018, we incurred management fees of $2,335,998 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $7,639,224, of which $2,375,804 was payable to our Manager and $5,263,420 was payable to third parties.

The year-over-year decrease in operating expenses reflects the impact of limitations on our reimbursement of Manager expenses pursuant to our management agreement and support agreement, as well as certain other operating efficiencies.

Impairment

We previously reviewed each of our securities on a quarterly basis to determine if an OTTI charge was necessary. For the year ended December 31, 2018, we did not recognize any OTTI losses. In 2019, we have not owned any securities, and therefore did not recognize any OTTI losses. Additionally, we review each loan classified as held-for-investment for impairment on a quarterly basis. For the years ended December 31, 2019 and December 31, 2018, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax (Benefit) Expense

For the year ended December 31, 2019, the Company recognized a benefit from income taxes in the amount of $43,523.

For the year ended December 31, 2018 the Company recognized a provision for income taxes in the amount of $1,521,745. The Company accrued a tax liability of $1,956,315 for 2018 as a result of its failure of the REIT test under Section 856(c)(3) of the Code, also known as the 75% Income Test, which was paid on April 12, 2019. The Company, in consultation with its external tax advisor, PricewaterhouseCoopers, requested a pre-filing agreement from the IRS concerning the application of Section 856(c)(6) of the Code, a statutory relief provision. In October 2019, the Company filed its 2018 federal tax return taking relief under Section 856(c)(6) of the Code and remains engaged with the IRS regarding the request for a closing agreement concerning the Company's application of Section 856(c)(6) of the Code. The Company believes it more likely than not that its REIT election will not be impacted.

Other Comprehensive Income

For the year ended December 31, 2019, we did not own any investments for which changes in fair value are included in other comprehensive income.

For the year ended December 31, 2018, other comprehensive income was $12,617,794, which consisted of reclassification adjustments for realized losses on available-for-sale securities included in net income.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Historically, our primary sources of liquidity were net proceeds of common or preferred stock issuance, net cash provided by operating activities, cash from repurchase agreements, and other financing arrangements. Following our portfolio reallocation and the sale or repayment of our Agency and Non-Agency RMBS and our Multi-Family MBS, as of December 31, 2019, we no longer had any repurchase agreement financing outstanding. We finance our commercial mortgage loans primarily with collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. As noted in Part I - Item 1 - Business - Qualification as a REIT, we continue to remain engaged with the IRS regarding our request for a closing agreement relating to our application of Section 856(c)(6) of the Code in our 2018 federal tax return. The current lack of a definitive closing agreement relating to our application of Section 856(c)(6) of the Code in our 2018 tax return currently limits, and may continue to limit in the future, our ability to execute certain financing transactions and equity capital raises. We believe that we still have access to financing that will not be limited by the fact that a definitive closing agreement with the IRS has not yet been received.

In addition, if we were required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced if such leverage is, at least in part, dependent on the market value of our assets. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition. We seek to limit our exposure to illiquidity risk to the extent possible, by ensuring that the collateralized loan obligations that we use to finance our commercial mortgage loans are not subject to margin calls or other limitations that are dependent on the market value of the related loan collateral.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2019, we had unrestricted cash and cash equivalents of $10.9 million, compared to $7.9 million as of December 31, 2018.

As of December 31, 2019, we had $40.2 million in outstanding principal under our Secured Term Loan, with a borrowing rate of 7.25%, which we used to redeem our 8.75% Series A Cumulative Redeemable Preferred Stock. As of December 31, 2019, the ratio of our recourse debt to our equity was 0.4:1.

As of December 31, 2019, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. The assets of the trusts can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trusts. As of December 31, 2019, the fair value of these non-recourse liabilities aggregated to $505,930,065. As of December 31, 2019, our total debt-to-equity ratio was 5.0:1 on a GAAP basis.

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our prior equity sales, combined with cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for other general corporate expenses.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we accounted for the related noncontingent liability at its fair value on our consolidated balance sheet as a liability. As of December 31, 2019, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantees. See Note 14 for further information.

Distributions

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." We have historically made regular monthly distributions, but with effect from the third quarter of 2018 we now make regular quarterly distributions, to our stockholders in an amount equal to all or substantially all of our taxable income. Although FOAC no longer aggregates and securitizes residential mortgages, it continues to generate taxable income from MSRs and other mortgage-related activities. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service obligations on debt payable. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On December 4, 2019, we announced that our board of directors had declared a cash dividend rate for the fourth quarter of 2019 of $0.075 per share of common stock.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2019. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2019, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

During the period ended December 31, 2019, management, with the concurrence and oversight of the Audit Committee of our Board of Directors, executed the remediation plan described below.

2018 Material Weakness:
We have identified a material weakness related to a lack of the appropriate resources for and supervision of, third-party specialists, in particular, third-party tax advisors. In addition, this resource and supervision material weakness extended to the overall lack of detail in management documentation of the execution of management review controls.

Remediation:

We employed a senior level tax accountant experienced in REIT tax matters, and have engaged additional REIT tax expertise from a nationally recognized accounting firm to enhance the quality of our REIT compliance function. Our senior tax accountant is primary responsibility for, among other things, the coordination with and supervision of our third-party tax advisors and the timely communication of REIT tax compliance matters to management and our Board of Directors. Additionally, our manager identified and engaged a senior resource to supervise, in collaboration with third-party specialists, a targeted review of our key management review controls in order to identify where a greater level of management control documentation would be prudent to support the evaluation of the design and effectiveness of the controls over the REIT compliance function. This review was completed and implemented in 2019 and through testing throughout 2019 found these controls as designed to be operating effectively.

2018 Material Weakness:

We have identified a material weakness related to the depth and timeliness review of account balances.

Remediation:

•Increasing account balance reconciliation frequency from quarterly to monthly and increasing the precision of the review and;
•Increasing the frequency of the review of financial statements control previously performed quarterly to a monthly frequency.

Management verified that the aforementioned controls were appropriately designed and implemented as of December 31, 2019. Management will continue to monitor and test, as applicable, the ongoing operating effectiveness of ite new and enhanced controls.

KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, which is included herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 will be set forth in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), which the Company expects to file within 120 days of the end of its fiscal year ended December 31, 2019. For the limited purpose of providing the information necessary to comply with this Item 10, the 2020 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 will be set forth in the 2020 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2020 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 will be set forth in the 2020 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2020 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 will be set forth in the 2020 Proxy Statement. For the limited purpose of providing the information necessary to comply with the Item 13, the 2020 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 will be set forth in the 2020 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)Financial Statements.

(b)Exhibits.
The Exhibits listed in the Exhibit Index, which appear immediately following the signature pages, are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K.

(c)Schedules.
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

3.4
Third Amended and Restated Bylaws of Hunt Companies Finance Trust, Inc. (incorporated by reference to Exhibit 3.4 to Hunt Companies Finance Trust, Inc. Annual Report on Form 10-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on March 18, 2019).

3.5
Articles Supplementary, dated as of February 15, 2019, of Hunt Companies Finance Trust, Inc. reclassifying shares of the Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 per share as authorized and unissued shares of preferred stock) (incorporated by reference to Exhibit 3.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on February 19, 2019).

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

4.4	Description of Securities.

10.1†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1).

10.2	Trademark License Agreement, dated as of September 6, 2012, between Oak Circle Capital Partners LLC and Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.6 filed with the DRS).

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

10.28
Indenture, dated August 20, 2018 (including form of Notes) (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (File No. 001-35845), which was filed with the Securities and Exchange Commission on November 14, 2018).

10.29
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

10.30
First Amendment to Credit and Guaranty Agreement, dated as of February 13, 2019, among Hunt Companies Finance Trust, Inc., Five Oaks First Amendment to Credit and Guaranty Agreement, dated as of February 13, 2019, among Hunt Companies Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services LLC, as Administrative Agent for the Lenders and as the Collateral Agent for the Secured Parties* Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services LLC, as Administrative Agent for the Lenders and as the Collateral Agent for the Secured Parties*

10.31
Management Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Management, LLC (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File Management Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Management, LLC (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

10.32
Securities Purchase Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Holdings, LLC (incorporated by reference to Exhibit 10.2 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

10.33
Registration Rights Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Holdings, LLC (incorporated by reference to Exhibit 10.3 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

10.34
Termination Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and Hunt Investment Management, LLC (incorporated by reference to Exhibit 10.4 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (file No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

21.1	List of Subsidiaries of Hunt Companies Finance Trust, Inc.*

23.1	Consent of KPMG, LLP *

23.2	Consent of Grant Thornton LLP *

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
** Furnished herewith.

†Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNT COMPANIES FINANCE TRUST, INC.

March 16, 2020	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Flynn	Chief Executive Officer, Chairman of the Board	March 16, 2020
James P. Flynn	(Principal Executive Officer)

/s/ James A. Briggs	Chief Financial Officer (Principal Financial Officer and	March 16, 2020
James A. Briggs	Principal Accounting Officer)

/s/ James C. Hunt	Director	March 16, 2020
James C. Hunt

/s/ Neil A. Cummins	Director	March 16, 2020
Neil A. Cummins

/s/ William Houlihan	Director	March 16, 2020
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 16, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Hunt Companies Finance Trust, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hunt Companies Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes and financial schedules ( collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly in all material respects, the financial position of the Company as of December 31, 2019, and the results of operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and out report dated March 16, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and registrations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have been the Company's auditor since 2019.

New York, New York
March 16, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Hunt Companies Finance Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hunt Companies Finance Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting a of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those financial statements..

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Included in the accompanying Management Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting fir registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the securities and exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk hat is a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary on the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting my not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
March 16, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Hunt Companies Finance Trust, Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of Hunt Companies Finance Trust, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for they year ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(c) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, Our audit also included evaluating the accounting principles used significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company's auditor from 2012 to 2018.

New York, New York
March 18, 2019

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2019(1)	December 31, 2018(1)
ASSETS
Cash and cash equivalents	10,942,115	$7,882,862
Restricted cash	5,069,715	51,330,950
Commercial mortgage loans held-for-investment, at amortized cost	635,260,420	555,172,891
Receivables held in securitization trusts, at fair value(2)	—	24,357,335
Mortgage servicing rights, at fair value	2,700,207	3,997,786
Deferred offering costs	40,000	126,516
Accrued interest receivable	2,342,354	2,430,790
Investment related receivable	—	33,042,234
Other assets	1,547,187	1,010,671
Total assets	$657,901,998	$679,352,035

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	505,930,065	503,978,918
Secured Term Loan, net	39,384,041	—
Multi-family securitized debt obligations(2)	—	19,231,331
Accrued interest payable	805,126	1,231,649
Dividends payable	1,776,912	1,465,610
Fees and expenses payable to Manager	991,981	1,175,000
Other accounts payable and accrued expenses	369,161	2,066,189
Total liabilities	549,257,286	529,148,697

COMMITMENTS AND CONTINGENCIES (NOTES 14 & 15)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized, 8.75% Series A cumulative redeemable, $25 liquidation preference, 0 issued and outstanding at December 31, 2019 and 1,610,000 issued and outstanding at December 31, 2018, respectively	—	37,156,972
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 23,692,164 and 23,687,664 shares issued and outstanding, at December 31, 2019 and December 31, 2018, respectively	236,877	236,832
Additional paid-in capital	228,135,116	231,305,743
Cumulative distributions to stockholders	(122,236,981)	(114,757,019)
Accumulated earnings (deficit)	2,410,200	(3,838,690)
Total stockholders' equity	108,545,212	150,103,838
Noncontrolling interests	$99,500	$99,500
Total equity	$108,644,712	$150,203,338

Total liabilities and equity	$657,901,998	$679,352,035

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIE's) as the Company was the primary beneficiary of these VIEs. As of December 31, 2019 and December 31, 2018, assets of the consolidated VIEs related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. totaled $636,541,489 and $636,951,486, respectively and the liabilities of consolidated VIEs related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. totaled $506,662,238 and $504,846,712, respectively. See Note 7 for further discussion.
(2)As of December 31, 2018, assets of the consolidated VIE related to the FREMF 2012-KF01 Trust totaled $24,357,335, and the liabilities of consolidated VIE related to the FREMF 2012-KF01 trust totaled $19,595,186. See Note 5 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues:
Interest income:
Available-for-sale securities	$—	$10,748,966
Commercial mortgage loans held-for-investment	38,969,471	25,077,632
Multi-family loans held in securitization trusts	78,361	20,891,992
Residential loans held in securitization trusts	—	2,102,352
Cash and cash equivalents	9,647	134,002
Interest expense:
Repurchase agreements - available-for-sale securities	—	(7,637,242)
Collateralized loan obligations	(20,882,076)	(12,578,306)
Secured term loan	(2,761,561)	—
Multi-family securitized debt obligations	—	(19,652,710)
Residential securitized debt obligations	—	(1,685,971)
Net interest income	15,413,842	17,400,715
Other income:
Realized (loss) on investments, net	(709,439)	(33,391,712)
Realized gain on derivative contracts, net	—	25,984,870
Change in unrealized (loss) on derivative contracts, net	—	(5,349,613)
Change in unrealized gain (loss) on mortgage servicing rights	(1,297,579)	1,033,926
Change in unrealized gain (loss) on multi-family loans held in securitization trusts	694,339	(6,398,348)
Change in unrealized gain on residential loans held in securitization trusts	—	5,650,199
Servicing income, net	869,032	940,090
Other income	—	155,378
Total other (loss)	(443,647)	(11,375,210)
Expenses:
Management fee	2,245,065	2,335,998
General and administrative expenses	4,335,376	4,006,774
Operating expenses reimbursable to Manager	1,629,908	2,375,804
Other operating expenses	360,517	1,003,734
Compensation expense	193,962	252,912
Total expenses	8,764,828	9,975,222
Net income (loss) before provision for income taxes	6,205,367	(3,949,717)
Benefit from (provision for) income taxes	43,523	(1,521,745)
Net income (loss)	6,248,890	(5,471,462)
Dividends to preferred stockholders	(491,764)	(3,528,588)
Deemed dividend on preferred stock related to redemption	(3,093,028)	—
Net income (loss) attributable to common stockholders	$2,664,098	$(9,000,050)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$2,664,098	$(9,000,050)
Weighted average number of shares of common stock outstanding	23,687,812	23,613,636
Basic and diluted income (loss) per share	$0.11	$(0.38)
Dividends declared per weighted average share of common stock	$0.30	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net income (loss)	6,248,890	(5,471,462)

Less:
Dividends to preferred stockholders	(491,764)	(3,528,588)
Deemed dividend on preferred stock related to redemption	(3,093,028)	—
Net income (loss) attributable to common stockholders	2,664,098	(9,000,050)

Other comprehensive income:
Reclassification adjustment for net loss included in net income	—	12,617,794
Total other comprehensive income	—	12,617,794
Comprehensive income attributable to common stockholders	2,664,098	3,617,744

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Noncontrolling interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2018	1,610,000	37,156,972	22,143,758	221,393	224,048,169	(12,617,794)	(104,650,235)	1,632,772	—	$145,791,277
Issuance of common stock	—	—	1,543,906	15,439	7,347,013	—	—	—	—	7,362,452
Cost of issuing common stock	—	—	—	—	(92,866)	—	—	—	—	(92,866)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	99,500	99,500
Restricted stock compensation expense	—	—	—	—	3,427	—	—	—	—	3,427
Net (loss)	—	—	—	—	—	—	—	(5,471,462)	—	(5,471,462)
Reclassification adjustment for net gain included in net income	—	—	—	—	—	12,617,794	—	—	—	12,617,794
Common dividends declared	—	—	—	—	—	—	(6,578,196)	—	—	(6,578,196)
Preferred dividends declared	—	—	—	—	—	—	(3,528,588)	—	—	(3,528,588)
Balance at December 31, 2018	1,610,000	$37,156,972	23,687,664	$236,832	$231,305,743	$—	$(114,757,019)	$(3,838,690)	$99,500	$150,203,338

Balance at January 1, 2019	1,610,000	$37,156,972	23,687,664	$236,832	$231,305,743	$—	$(114,757,019)	$(3,838,690)	$99,500	$150,203,338
Issuance of common stock	—	—	4,500	45	15,255	—	—	—	—	15,300
Cost of issuing common stock	—	—	—	—	(86,516)	—	—	—	—	(86,516)
Redemption of preferred stock, net	(1,610,000)	(37,156,972)	—	—	(3,093,028)	—	—	—	—	(40,250,000)
Restricted stock compensation expense	—	—	—	—	(6,338)	—	—	—	—	(6,338)
Net income	—	—	—	—	—	—	—	6,248,890	—	6,248,890
Common dividends declared	—	—	—	—	—	—	(6,988,198)	—	—	(6,988,198)
Preferred dividends declared	—	—	—	—	—	—	(491,764)	—	—	(491,764)
Balance at December 31, 2019	—	$—	23,692,164	$236,877	$228,135,116	$—	$(122,236,981)	$2,410,200	$99,500	$108,644,712

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net income (loss)	$6,248,890	$(5,471,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion of available-for-sale securities premiums and discounts, net	—	1,403,431
Amortization of collateralized loan obligations discounts, net	1,095,750	738,507
Amortization of deferred offering costs	(86,516)	—
Amortization of deferred financing costs	1,006,858	314,037
Realized loss on investments, net	709,439	33,391,712
Realized (gain) on derivative contracts, net	—	(25,984,870)
Unrealized loss on derivative contracts	—	5,349,613
Unrealized (gain) loss on mortgage servicing rights	1,297,579	(1,033,926)
Unrealized (gain) loss on multi-family loans held in securitization trusts	(694,339)	6,398,348
Unrealized (gain) on residential loans held in securitization trusts	—	(5,650,199)
Restricted stock compensation expense	8,962	22,912
Net change in:
Accrued interest receivable	88,436	1,647,640
Deferred offering costs	86,516	52,866
Other assets	(536,516)	(245,454)
Accrued interest payable	(62,668)	(654,217)
Deferred income	—	(222,518)
Fees and expenses payable to Manager	(183,019)	423,000
Other accounts payable and accrued expenses	(1,697,029)	1,792,988
Net cash provided by operating activities	7,282,343	12,272,408
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(300,319,433)	(410,901,286)
Proceeds from sales of available-for-sale securities	—	1,227,314,578
Proceeds from sales of commercial mortgage loans held-for-investment	6,816,250	—
Net proceeds from derivative contracts	—	25,984,870
Principal payments from available-for-sale securities	—	62,932,244
Principal payments from retained beneficial interests	4,747,049	—
Principal payments from commercial mortgage loans held-for-investment	213,415,654	201,392,408
Investment related receivable	33,042,234	(25,581,106)
Purchase of Hunt CMT Equity LLC (net of $9,829,774 in restricted cash)	—	(58,220,292)
Due to broker	—	(1,123,463)
Net cash (used in) provided by investing activities	(42,298,246)	1,021,797,953
Cash flows from financing activities:
Proceeds from issuance of common stock	—	7,250,101
Redemption of preferred stock	(40,250,000)	—
Capital contributed by noncontrolling interests	—	99,500
Dividends paid on common stock	(6,632,546)	(5,156,936)
Dividends paid on preferred stock	(536,114)	(3,523,370)
Proceeds from repurchase agreements - available-for-sale securities	—	6,017,838,000
Proceeds from collateralized loan obligations	—	219,449,000
Proceeds from secured term loan	40,250,000	—
Payment of deferred financing costs	(1,017,419)	(4,075,446)
Principal repayments of repurchase agreements - available-for-sale securities	—	(7,252,360,000)
Net cash (used in) financing activities	(8,186,079)	(1,020,479,151)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,201,982)	13,591,210
Cash, cash equivalents and restricted cash, beginning of period	59,213,812	45,622,602
Cash, cash equivalents and restricted cash, end of period	$16,011,830	$59,213,812

Supplemental disclosure of cash flow information
Cash paid for interest	$21,603,697	$19,163,004
Cash paid for income taxes	$1,956,337	$—
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$1,776,912	$1,465,610
Net change in unrealized gain on available-for-sale securities	$—	$12,617,794
Consolidation of receivables held in securitization trusts	$—	$24,357,335
Consolidation of multi-family securitized debt obligations	$—	$19,595,186
Commercial mortgage loans acquired, Hunt CMT Equity LLC acquisition	$—	$345,664,012
Restricted cash acquired, Hunt CMT Equity LLC acquisition	$—	$9,829,774
Other assets acquired, Hunt CMT Equity LLC acquisition	$—	$109,100
Collateralized loan obligations assumed, Hunt CMT Equity LLC acquisition	$—	$(287,552,820)

The accompanying notes are an integral part of these consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Hunt Companies Finance Trust, Inc. (together with its consolidated subsidiaries, the “Company”), is a Maryland corporation that focuses primarily on investing in, financing and managing a portfolio of commercial real estate debt investments. Effective January 3, 2020, the Company is externally managed by OREC Investment Management, LLC (the "Manager" or "OREC IM"), who replaced the prior manager, Hunt Investment Management, LLC ("HIM"). The Company's common stock is listed on the NYSE under the symbol "HCFT."

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, (the "Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met.

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

On February 14, 2019, the Company drew on its secured term loan ("Secured Term Loan") in the aggregate principal amount of $40.25 million and used the net proceeds of $39.2 million and working capital of $1.1 million to redeem all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends.

On March 18, 2019, the Company entered into a support agreement with HIM, pursuant to which HIM agreed to reduce the expense reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million. The terms of the support agreement are materially unchanged in the new management agreement with the Manager.

On January 3, 2020, the Company and HIM entered into a termination agreement to which the Company and HIM agreed to mutually and immediately terminate that certain management agreement dated January 18, 2018, by and between the Company and HIM. The Company simultaneously entered into a new management agreement with OREC IM. See Note 13 for further discussion.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with U.S. GAAP and are expressed in United States dollars.

The consolidated financial statements of the Company include the accounts of its subsidiaries.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation related to restricted stock compensation expense and proceeds from issuance of common stock in the Consolidated Statement of Cash Flows.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and all subsidiaries which it controls (i) through voting or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted for under the equity method or other appropriate GAAP. All significant intercompany transactions have been eliminated on consolidation.

VIEs

An entity is considered a VIE when any of the following applies: (1) the equity investors (if any) lack one or more essential characteristics of a controlling financial interest; (2) the equity investment at risk is not sufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both the following characteristics: (1) the power to direct activities that, when taken together, most significantly impact the VIE performance; and (2) the obligation to absorb losses and right to receive returns from the VIE that would be significant to the VIE.

The Company evaluates quarterly its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At December 31, 2019, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations was $124,046,671 at December 31, 2019 and December 31, 2018.

During the second quarter of 2018, the Company sold first-loss securities of the FREMF 2011-K13 Trust and the first-loss and subordinated tranches issued by the CSMC 2014-OAK1 Trust, and as a result, having determined it is no longer the primary beneficiary of these trusts, no longer consolidates the assets, liabilities, income and expenses of those trusts. In the first quarter of 2019, the first-loss tranche of the Re-REMIC related to the FREMF 2012-KF01

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Trust was redeemed, and as a result, having determined the Company is no longer the primary beneficiary of that trust, no longer consolidates the assets, liabilities, income and expense of the trust. The Company’s maximum exposure to loss from consolidated trusts was $0 and $4,762,149, respectively, at December 31, 2019, and December 31, 2018.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents at time of purchase include cash held in bank accounts on an overnight basis and other short term deposit accounts with banks having maturities of 90 days or less. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted cash includes cash held within Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for purposes of reinvestment in qualifying commercial mortgage loans.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$10,942,115	$7,882,862
Restricted cash CRE 2017-FL1, Ltd.	$2,158,497	$24,085,890
Restricted cash CRE 2018-FL2, Ltd.	$2,911,218	$27,245,060
Total cash, cash equivalents and restricted cash	$16,011,830	$59,213,812

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

Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable market data from independent sources, while unobservable inputs reflect the Company's market assumptions. The three levels are defined as follows:

•Level 1 Inputs - Quoted prices for identical instruments in active markets
•Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 Inputs - Instruments with primarily unobservable value drivers.

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
•Mortgage servicing rights: The Company determines the fair value of MSRs from a third-party pricing service on a recurring basis. The third-party pricing service uses common market pricing methods that include using discounted cash flow models to calculate present value estimated net servicing income and observed market pricing for MSR purchase and sale transactions. The model considers contractually

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors.
•Collateralized loan obligations: The Company determines the fair value of collateralized loan obligations by utilizing a third-party pricing service. In determining the value of a particular investment, pricing service providers may use market spreads, inventory levels, trade and bid history, as well as market insight from clients, trading desks and global research platform.
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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2019, the Company did not hold any loans placed in non-accrual status.

Quarterly, the Company assesses the risk factors of each loan classified as held-for-investment and assigns a risk rating based on a variety of factors, including, without limitation, debt-service coverage ratio ("DSCR"), loan-to-value ratio ("LTV"), property type, geographic and local market dynamics, physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. The Company's loans are rated on a 5-point scale, from least risk to greatest risk, respectively, which ratings are described as follows:

1.Very Low Risk: exceeds expectations and is outperforming underwriting or it is very likely that the underlying loan can be refinanced easily in the period's prevailing capital market conditions
2.Low Risk: meeting or exceeding underwritten expectations
3.Moderate Risk: in-line with underwritten expectations or the sponsor may be in the early stages of executing the business plan and the loan structure appropriately mitigates additional risks
4.High Risk: potential risk of default, a loss may occur in the event of default
5.Default Risk: imminent risk of default, a loss is likely in the event of default

The Company evaluates each loan rated High Risk or above as to whether it is impaired on a quarterly basis. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2019, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the loan portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

Mortgage Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at Five Oaks Acquisition Corp. ("FOAC"), the Company's taxable REIT subsidiary ("TRS"). As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company. The Company does not directly service any residential mortgage loans.

MSR income is recognized at the contractually agreed upon rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with which the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary of and accordingly are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. CLOs are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums, discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Secured Term Loan

The Company and certain of its subsidiaries are party to a $40.25 million credit and guaranty agreement with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal balance, net of deferred financing costs. Deferred financing costs of $1,017,419 associated with this liability are amortized to interest expense using the effective interest method over the term of the Secured Term Loan, or on a straight line basis when it approximates the effective interest method.

 Multi-Family and Residential Mortgage Loans Held in Securitization Trusts

Multi-family and residential mortgage loans held in consolidated securitization trusts were comprised of multi-family mortgage loans held in the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, and residential mortgage loans held in the CSMC 2014-OAK1 Trust. Based on a number of factors, the Company determined it was the primary beneficiary of the VIE underlying the trusts, met the criteria for consolidation and, accordingly, consolidated the trusts, including its assets, liabilities, income and expenses in its consolidated financial statements. The Company elected the fair value option on each of the assets and liabilities held within the trusts. The Company sold the subordinated securities of the FREMF 2011-K13 Trust on May 18, 2018 and the CSMC 2014-OAK1 Trust on June 18, 2018, and having determined that it was no longer the primary beneficiary of either trust as of those dates, the Company no longer consolidated either trust as of those dates. Additionally, in the first quarter of 2019, the first-loss tranche of the re-REMIC related to the FREMF 2012-KF01 Trust paid-in full, and as a result, having determined the Company is no longer the primary beneficiary of the trust, no longer consolidates the assets, liabilities, income and expense of the trust.

Interest income on multi-family and residential mortgage loans held in securitization trusts was recognized at the loan coupon rate. Interest income recognition was suspended when mortgage loans were placed on non-accrual status. The accrual of interest on loans was discontinued when, in management's opinion, the interest was considered non-collectible, and in all cases when payment became greater than 90 days past due. Loans returned to accrual status when principal and interest became current and were anticipated to be fully collectible.

As of December 31, 2019, the Company no longer held any multi-family securitization trusts and as of December 31, 2019 and December 31, 2018, respectively, the Company no longer held any residential securitization trusts.

Multi-Family and Residential Securitized Debt Obligations

Multi-family and residential securitized debt obligations represented third-party liabilities of the FREMF 2011-K13 Trust, FREMF 2012-KF01 Trust and CSMC 2014-OAK1 Trust, and excluded the liabilities of the trusts acquired by the Company that were eliminated on consolidation. The third-party obligations of the trusts did not have any recourse to the Company as the consolidator of each trust.

As of December 31, 2019, the Company no longer had any multi-family securitized debt obligations outstanding and as of December 31, 2019 and December 31, 2018, respectively, the Company no longer had any residential securitized debt obligations outstanding.

Common Stock

At December 31, 2019, and December 31, 2018, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 23,692,164 shares of common stock issued and outstanding at December 31, 2019 and 23,687,664 at December 31, 2018.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program (“Repurchase Program”) to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

 Preferred Stock

On February 14, 2019, the Company redeemed all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends. At December 31, 2018, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board. The Company had 1,610,000 shares of preferred stock issued and outstanding at December 31, 2018.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. A REIT is generally taxable as a U.S. C-Corporation; however, so long as the Company qualifies as a REIT it is entitled to a special deduction for dividends paid to shareholders not otherwise available to corporations. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent its distributions to stockholders equals, or exceeds, its REIT taxable income for the year. In addition, the Company must continue to meet certain REIT qualification requirements with respect to distributions, as well as certain asset, income and share ownership tests, in accordance with Sections 856 through 860 of the Code, as summarized below. In addition, the TRS is maintained to perform certain services and earn income for the Company that the Company is not permitted engage in as a REIT.

To maintain its qualification as a REIT, the Company must meet certain requirements, including but not limited to the following: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local and franchise taxes. Under certain

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has historically met the requisite ownership, asset and income tests, with the exception of a failure to meet the 75% gross income test for the 2018 calendar year. The failure to meet the 75% gross income test for the 2018 calendar year was a result of gains generated from the termination of hedges associated with the disposition of the Agency RMBS portfolio during 2018. The Company accrued a tax liability of $1.96 million as of December 31, 2018 as a result of its failure to meet the 75% gross income test for the 2018 calendar year, which was paid on April 12, 2019, in connection with the filing its 2018 tax extension.

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair-value based methodology prescribed by ASC 505, Equity (“ASC 505”), or ASC 718, Share-Based Payment (“ASC 718”), as appropriate. Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, the compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 13 for details of stock-based awards issuable under the Manager Equity Plan.

Comprehensive Income (Loss) Attributable to Common Stockholders

Comprehensive income (loss) is comprised of net income (loss), as presented in the consolidated statements of operations, adjusted for changes in unrealized gain or loss on available-for-sale securities (excluding Non-Agency RMBS IOs), reclassification adjustments for net gain (loss) and other-than-temporary impairments included in net income (loss), deemed dividends on preferred stock related to redemption and dividends paid to preferred stockholders.

Recently Issued and/or Adopted Accounting Standards

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which is a comprehensive amendment of credit losses on financial instruments. Currently, GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the “incurred loss” impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates. For public business entities that are SEC filers, the amendment in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In November 2019, the FASB issued ASU 2019-10 which amended the effective dates for implementation of ASU 2016-13. ASU 2019-10 defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, public business entities that are not SEC filers and all other companies, including not-for-profit companies and employee benefit plans for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is designated as a smaller reporting company and has deferred implementation of ASU 2016-13 pursuant to ASU 2019-10 and is continuing to assess the impact of this guidance.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which amends ASC topic 820, Fair Value Measurement, to reduce the disclosure requirements for fair value measurements. The amendments of ASU 2018-13 remove the requirements to disclose transfers between Levels 1 and 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy and the valuation process for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. Early adoption of this ASU was applied, which did not have any impact on the Company's financial condition or results of operations.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This guidance eliminates certain exceptions to the general principles in Topic 740. This new guidance is effective for us on January 1, 2021, with early adoption permitted. We are evaluating the potential impact of this new guidance on our consolidated financial statements.

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of December 31, 2019 and December 31, 2018:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2019
Loans held-for-investment
Senior secured loans(3)	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8
	635,260,420	635,260,420	51	100.0%	5.4%	3.8

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2018
Loans held-for-investment
Senior secured loans(3)	$555,172,891	$555,172,891	44	100.0%	6.4%	4.1
	555,172,891	555,172,891	44	100.0%	6.4%	4.1

(1) Weighted average coupon assumes applicable one-month LIBOR of 1.70% and 2.38% as of December 3, 2019 and December 3, 2018, respectively, inclusive of weighted average LIBOR floors of 1.56% and 1.18%, respectively.
(2) Weighted average term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(3) As of December 31, 2019, $629,157,956 of the outstanding senior secured loans were held in VIEs and $6,102,464 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2018, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

Activity: For the years ended December 31, 2019 and December 31, 2018, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2017	$—
Purchases, net(1)	756,565,299
Proceeds from principal repayments	(201,392,408)
Balance at December 31, 2018	$555,172,891
Purchases	300,319,433
Proceeds from principal payments	(213,415,654)
Proceeds from sales	(6,816,250)
Balance at December 31, 2019	$635,260,420

(1) The Company acquired $345,664,012 of loans in connection with the Hunt CMT Equity LLC transaction on April 30, 2018.

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of December 31, 2019 and December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

	December 31, 2019			December 31, 2018
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	1	$9,000,000	9,000,000	—	$—	—
2	9	87,176,088	87,176,088	5	51,589,000	51,589,000
3	37	487,513,256	487,513,256	34	455,323,082	455,323,082
4	4	51,571,076	51,571,076	5	48,260,809	48,260,809
5	—	—	—	—	—	—
	51	635,260,420	635,260,420	44	555,172,891	555,172,891

As of December 31, 2019, the average risk rating of the commercial mortgage loan portfolio was 2.8 (Moderate Risk), weighted by investment carrying value, with 91.9% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2018, the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 91.3% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of December 31, 2019 and December 31, 2018:

Loans Held-for-Investment

	December 31, 2019	December 31, 2018
Geography
Southwest	38.7%	30.2%
South	27.5	22.6
Midwest	16.9	20.2
Mid-Atlantic	8.4	10.3
Various	5.5	5.9
West	3.0	10.8
Total	100.0%	100.0%

	December 31, 2019		December 31, 2018
Collateral Property Type
Multi-Family	93.9%		87.2%
Retail	2.7		1.2
Office	2.0		7.6
Mixed-Use	0.7		3.0
Self-Storage	0.7		1.0
Total	100.0%	1	100.0%

We did not have any impaired loans, past due loans, nonaccrual loans, or loans in maturity default as of December 31, 2019 and December 31, 2018.

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES

 As of December 31, 2019 and December 31, 2018, the Company no longer held AFS securities.

The following table presents a summary of the Company’s net realized (loss) from the sale of AFS securities for the year ended December 2018:

December 31, 2018
AFS securities sold, at amortized cost	$1,260,655,162
Proceeds from AFS securities sold	1,227,314,578
Net realized gain (loss) on sale of AFS securities	$(33,340,584)

Gains and losses from the sale of AFS securities are recorded within "realized (loss) on investments, net" in the Company's consolidated statements of operations.

The following table presents components of interest income on the Company's AFS securities for the year ended December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 4 – AVAILABLE-FOR-SALE SECURITIES (Continued)

	Year Ended December 31, 2018
	Coupon Interest	Net (premium amortization)/discount accretion	Interest income
Agency	$12,152,397	$(1,435,534)	$10,716,863
Multi-Family	—	32,103	32,103
Total	$12,152,397	$(1,403,431)	$10,748,966

NOTE 5 - THE FREMF TRUSTS

As of December 31, 2019, the Company no longer held any FREMF Trusts.

The Company previously elected the fair value option on the assets and liabilities of the FREMF 2011-K13 Trust and the FREMF 2012-KF01 Trust, which required that changes in valuations of the trusts be reflected in the Company’s statements of operations. The Company’s net investment in the trusts was limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014 with an aggregate net carrying value of $0 at December 31, 2019 and $4,762,149 at December 31, 2018. The Company sold the underlying Multi-Family MBS of the FREMF 2011-K13 trust effective May 18, 2018 and on January 25, 2019, the FREMF 2012-KF01 Trust was paid-in full.

The consolidated balance sheet of the FREMF trusts at December 31, 2018 are set out below:

Balance Sheet	December 31, 2018
Assets
Receivables	24,357,335
Total assets	$24,357,335
Liabilities and Equity
Multi-family securitized debt obligations	$19,231,331
Payables	363,855
Total liabilities	$19,595,186
Equity	4,762,149
Total liabilities and equity	$24,357,335

As of December 31, 2018, all of the loans within FREMF 2012-KF01 Trust had been paid-in full. Accordingly, the assets of the trust consisted of the non-distributed cash proceeds of the loan redemptions.

The consolidated statements of operations of the FREMF trusts for the years ended December 31, 2019 and December 31, 2018 are as follows:

Statements of Operations	December 31, 2019	December 31, 2018
Interest income	$78,361	$20,891,992
Interest expense	—	19,652,710
Net interest income	$78,361	$1,239,282
General and administrative fees	—	(887,388)
Unrealized gain (loss) on multi-family loans held in securitization trusts	694,339	(6,398,348)
Net income (loss)	$772,700	$(6,046,454)

During the year ended December 31, 2019, the consolidated trust incurred realized losses of $709,439 and during the year ended December 31, 2018, the consolidated trust incurred realized losses of $51,132.

NOTE 6 - RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS

The Company previously elected the fair value option on the assets and liabilities of the CSMC 2014-OAK1 Trust, which requires that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust was limited to the Non-Agency RMBS comprised of subordinated and first loss securities, IO securities and excess servicing rights acquired by the Company in 2014. The Company sold all underlying Non-Agency RMBS of the trust effective June 18, 2018. As of December 31, 2019 and December 31, 2018, the Company no longer held any investments in residential mortgage loan securitization trusts.

The consolidated statement of operations of the residential mortgage loan securitization trusts for the year ended December 31, 2018 is set out below:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 6 – RESIDENTIAL MORTGAGE LOAN SECURITIZATION TRUSTS (Continued)

Statement of Operations	December 31, 2018
Interest income	$2,102,352
Interest expense	1,685,971
Net interest income	$416,381
General and administrative fees	(20,886)
Unrealized gain (loss) on residential mortgage loans held in securitization trusts	5,650,199
Net income (loss)	$6,045,694

NOTE 7 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

As further discussed in Notes 2, 5 and 6, the Company evaluated its investments in Multi-Family MBS and Non-Agency RMBS and determined that they were VIEs. The Company determined that it was the primary beneficiary of the FREMF 2012-KF01 Trust as of December 31, 2018 and through January 25, 2019, the repayment date of the underlying security. Accordingly, the Company consolidated the assets, liabilities, income and expenses of this trust in its financial statements through January 25, 2019 and December 31, 2018. However, the assets of the trust were restricted, and could only have been used to fulfill the obligations of the trust. Additionally, the obligations of the trust did not have any recourse to the Company as the consolidator of the trust. The Company had elected the fair value option in respect of the assets and liabilities of the trust. As noted in Notes 5 and 6, the Company sold the underlying securities of the FREMF 2011-K13 and CSMC 2014-OAK1 trusts effective May 18, 2018 and June 18, 2018, respectively, and the FREMF 2012-KF01 Trust was paid-in full effective January 25, 2019, and henceforth no longer consolidates these three trusts.

On April 30, 2018, the Company acquired Hunt CMT Equity LLC, which was comprised of commercial mortgage loans financed through collateralized loan obligations ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender and eight loan participations. The Company determined Hunt CRE 2017-FL1, Ltd. was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. On August 20, 2018, the Company closed a collateralized loan obligation ("Hunt CRE 2018-FL2, Ltd."). The Company determined Hunt CRE 2018-FL2, Ltd. was a VIE and the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts.

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2019 and December 31, 2018 included the following VIE assets and liabilities:

ASSETS	December 31, 2019	December 31, 2018
Cash, cash equivalents and restricted cash	$5,069,715	$51,330,950
Accrued interest receivable	2,313,818	2,398,905
Investment related receivable	—	32,666,128
Loans held for investment	629,157,956	550,555,503
Total Assets	$636,541,489	$636,951,486

LIABILITIES
Accrued interest payable	$732,173	$867,794
Collateralized loan obligations(1)	505,930,065	503,978,918
Total Liabilities	$506,662,238	$504,846,712
Equity	129,879,251	132,104,774
Total liabilities and equity	$636,541,489	$636,951,486

(1)  The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following tables present certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd.as of December 31, 2019 and December 31, 2018:

As of December 31, 2019
Collateralized Loan Obligations	Count	Principal Value	Carrying Value	Wtd. Avg. Coupon
Collateral (loan investments)	51	629,157,956	629,157,956	L + 3.60%
Debt (notes issued)(1)	2	510,181,000	505,930,065	L + 1.40%

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 7 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

As of December 31, 2018
Collateralized Loan Obligations	Count	Principal Value	Carrying Value	Wtd. Avg. Coupon
Collateral (loan investments)	44	550,555,503	550,555,503	L + 4.05%
Debt (notes issued)(1)	2	510,181,000	503,978,918	L + 1.40%

(1)  The carrying value for Hunt CRE 2017-FL1, Ltd. is net of discount of $1,344,923 and $2,440,674 for December 31, 2019 and December 31, 2018, respectively and the carrying value for Hunt CRE 2018-FL2, Ltd. is net of debt issuance costs of $2,906,012 and $3,761,410 for December 31, 2019 and December 31, 2018, respectively.

The statement of operations related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2019 and December 31, 2018 include the following income and expense items:

Statements of Operations	December 31, 2019	December 31, 2018
Interest income	$38,530,632	$24,800,048
Interest expense	20,882,076	12,578,306
Net interest income	$17,648,556	$12,221,742
General and administrative fees	(708,207)	(355,723)
Net income (loss)	$16,940,349	$11,866,019

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

NOTE 9 – SECURED TERM LOAN

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($865,959 at December 31, 2019). As of December 31, 2019, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	December 31, 2019
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

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties' obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Secured Term Loan are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and includes senior and subordinated commercial real estate mortgage loans, preferred equity in commercial real estate assets (directly or indirectly), commercial real estate construction mortgage loans and certain types of equity interests (the "Eligible Assets"). Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the five year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the fifth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until maturity.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2019, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 10 - DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES

As of December 31, 2019 and December 31, 2018, the Company no longer held any derivative instruments.

The Company previously entered into a variety of derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives was to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments were utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 10 – DERIVATIVE INSTRUMENTS HEDGING AND NON-HEDGING ACTIVITIES (Continued)
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

Income Statement Presentation

The following table summarizes the underlying hedged risks and the amount of gains and losses on derivative instruments reported net in the consolidated statement of operations as realized gain on derivative contracts, net and change in unrealized (loss) on derivative contracts, net for the year ended December 31, 2018:

	Year Ended December 31, 2018
Primary underlying risk	Amount of realized gain (loss)	Amount of unrealized appreciation (depreciation)	Total
Interest rate:
Futures	25,984,870	(5,349,613)	20,635,257
Total	$25,984,870	$(5,349,613)	$20,635,257

NOTE 11 - MSRs

As of December 31, 2019, the Company retained the servicing rights associated with an aggregate principal balance of $333,563,728 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities. To the extent that the Company determines it is the primary beneficiary of a residential mortgage loan securitization trust into which it has sold loans, any associated MSRs are eliminated on the consolidation of the trust. The trust is contractually obligated to pay a portion of the interest payments from the associated residential mortgage loans for the direct servicing of the loans, and after deduction of sub-servicing fees payable to contracted sub-servicers, the net amount, excess servicing rights, represents a liability of the trust. Upon consolidation of the trust, the fair value of the excess servicing rights is equal to the related MSRs held at the Company’s TRS. In addition, the Company previously consolidated the assets and liabilities of the CSMC 2014-OAK1 Trust, but following the sale of subordinated and first loss securities during the second quarter of 2018, the Company has determined that it is no longer the primary beneficiary of the trust, and accordingly no longer consolidates its assets and liabilities. Consequently, MSRs associated with this trust are recorded on the Company's consolidated balance sheet at December 31, 2019.

The following table presents the Company’s MSR activity as of the years ended December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Balance at beginning of year	$3,997,786	$2,963,861
MSRs related to deconsolidation of securitization trust	—	1,025,129
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(572,963)	375,016
Other changes to fair value(1)	(724,616)	(366,220)
Balance at end of year	$2,700,207	$3,997,786
Loans associated with MSRs(2)	$333,563,728	$407,332,854
MSR values as percent of loans(3)	0.81%	0.98%

(1)Amounts represent changes due to realization of expected cash flows
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at December 31, 2019 and December 31, 2018, respectively
(3)Amounts represent the carrying value of MSRs at December 31, 2019 and December 31, 2018, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the servicing income recorded on the Company’s consolidated statements of operations for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Servicing income, net	$869,032	$940,090
Income from MSRs, net	$869,032	$940,090

NOTE 12 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of December 31, 2019 and December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 12 – FAIR VALUE (Continued)

	December 31, 2019
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2019
Assets:
Mortgage servicing rights	$—	$—	$2,700,207	$2,700,207
Total	$—	$—	$2,700,207	$2,700,207

	December 31, 2018
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2018
Assets:
Mortgage servicing rights	$—	$—	$3,997,786	$3,997,786
Total	$—	$—	$3,997,786	$3,997,786
Liabilities:
Multi-family securitized debt obligations	$—	$(19,231,331)	$—	$(19,231,331)
Total	$—	$(19,231,331)	$—	$(19,231,331)

As of December 31, 2019 and December 31, 2018, the Company had $2,700,207 and $3,997,786, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Notes 2 and 11.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2019 and December 31, 2018:

As of December 31, 2019
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.4 - 27.6%	13.3%
	Discount rate	12.0%	12.0%

As of December 31, 2018
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 20.4%	10.1%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	December 31, 2019
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	10,942,115	$10,942,115	$10,942,115
Restricted cash	5,069,715	5,069,715	5,069,715
Commercial mortgage loans held-for-investment	635,260,420	635,260,420	635,260,420
Total	$651,272,250	$651,272,250	$651,272,250

Liabilities:
Collateralized loan obligations	$505,930,065	$510,181,000	$510,834,435
Secured term loan	39,384,041	40,250,000	42,999,082
Total	$545,314,106	$550,431,000	$553,833,517

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 12 – FAIR VALUE (Continued)

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

NOTE 13 - RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the prior management agreement in effect for the year ended December 31, 2019, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity included the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent an asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. Additionally, starting in the first full calendar quarter following January 18, 2019, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum. On January 3, 2020, the management agreement in effect for the year ended December 31, 2019 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 3, 2020, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal; quarter, and (ii) 8% per annum.

On June 7, 2017, a prior manager agreed to waive a portion equal to 0.75% of its 1.50% management fee on the net proceeds of the June 16, 2017 common stock offering, for the next twelve monthly payments, beginning with the payment due for the month of June 2017. Due to the termination of that previous management agreement, the fee waiver terminated on January 18, 2018. The net amount of management fee waived from January 1, 2018 to January 18, 2018 was $6,959.

For the year ended December 31, 2019, the Company incurred management fees of $2,245,065 (2018: $2,335,998, net of $6,959 in management fees waived), recorded as "Management Fee" in the consolidated statement of operations, of which $564,620 (2018: $587,500) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets.

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

On March 18, 2019, the Company entered into a support agreement with the prior manager, pursuant to which, the prior manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million. As of December 31, 2019, $89,379 in expense reimbursement has exceeded the reimbursement cap and was not paid. Pursuant to the terms of the new management agreement, the terms of the support agreement are unchanged.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 13 – RELATED PARTY TRANSACTIONS
For the year ended December 31, 2019, the Company incurred reimbursable expenses of $1,629,908 (2018: $2,375,804) recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $427,361 (2018: $587,500) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets.

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

The following table summarizes the activity related to restricted common stock for the years December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$3.40	4,500	$4.33
Granted	4,500	3.33	4,500	3.40
Vested	(4,500)	3.40	(4,500)	4.33
Outstanding Unvested Shares at End of Period	4,500	$3.33	4,500	$3.40

For the year ended December 31, 2019, the Company recognized compensation expense related to restricted common stock of $8,962 (2018: $22,912). The Company has unrecognized compensation expense of $13,946 as of December 31, 2019 (2018: $7,922) for unvested shares of restricted common stock. As of December 31, 2019, the weighted average period for which the unrecognized compensation expense will be recognized is 5.4 months.

MAXEX LLC

The Company’s lead independent director is also an independent director of an entity, MAXEX LLC (“MAXEX”), with which the Company has a commercial business relationship. The objective of MAXEX, together with its subsidiaries, is to create a whole loan mortgage trading platform which encompasses a centralized counterparty with a standardized purchase and sale contract and an independent dispute resolution process. For the year ended December 31, 2018, the Company received $359,626 in fees, net of $83,893 in marketing services fees paid to MAXEX, relating to its provision to MAXEX of seller eligibility review and backstop services. The Company did not receive any fees from MAXEX for the year ended December 31, 2019. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770. See Note 14 for additional disclosure relating to the backstop services.

Hunt Financial Securities, LLC

During the second quarter of 2018, the Company sold four AFS securities with a total notional balance of $82.9 million to Hunt Financial Securities, LLC ("HFS"), an affiliate of the Company's prior manager.

Additionally, Hunt Financial Securities, LLC acted as a placement agent related to Hunt CRE 2018-FL2, Ltd. in the third quarter of 2018 and earned fees of $208,477 in this capacity.

The Company did not have any transactions with HFS during the year ended December 31, 2019.

Hunt Finance Company, LLC

During the year ended December 31, 2019, Hunt CRE 2017-FL1 purchased twenty-two loans with unpaid principal balance of $180.8 million at par and Hunt CRE 2018-FL2 purchased six loans with unpaid principal balance of $87.6 million and purchased twenty-five loan advances with unpaid principal balance of $12.0 million from Hunt Finance Company, LLC ("HFC"), an affiliate of our Manager. Additionally, Hunt CRE 2017-FL1, Seller sold six loan advances with unpaid principal balance of $6.8 million at par to HFC.

During the year ended 2018, Hunt CRE 2017-FL1, Ltd. purchased nine loans with unpaid principal balance of $151.1 million at par and Hunt CRE 2018-FL2, Ltd. purchased twenty-four loans with unpaid principal balance of $257.8 million at par from HFC.

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
December 31, 2019

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $1,405,182,222 as of December 31, 2019 and December 31, 2018, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2019, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2019.

NOTE 15 COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

As of December 31, 2019, the Company had $50.5 million of unfunded commitments related to Hunt CRE 2017-FL1, Ltd. and $41.6 million of unfunded commitments related to Hunt CRE 2018-FL2, Ltd. The Hunt CRE 2018-FL2, Ltd. unfunded commitments are not commitments of the Company, but are obligations of HFC. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2018, the Company had $26.6 million of unfunded commitments related to Hunt CRE 2017-FL1, Ltd. and $55.4 million of unfunded commitments related to Hunt CRE 2018-FL2, Ltd. The Hunt CRE 2018-FL2, Ltd. unfunded commitments are not commitments of the Company, but are obligations of HFC. These commitments are not reflected on the Company's consolidated balance sheets.

NOTE 16 – EQUITY

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

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 23,692,164 and 23,687,664 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 16 – EQUITY (Continued)
On January 18, 2018, the Company issued 1,539,406 shares of common stock to an affiliate of the Company's prior manager in a private placement at a purchase price of $4.77 per share resulting in aggregate net proceeds of $7.3 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b 18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2019, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases were made during the years ended December 31, 2019 and December 31, 2018. As of December 31, 2019, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

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

Distributions to stockholders

For the 2019 taxable year to date, the Company has declared dividends to common stockholders totaling $6,988,198, or $0.30 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 18, 2019	March 29, 2019	April 15, 2019	$1,658,135	$0.07000
June 10, 2019	June 28, 2019	July 15, 2019	$1,776,575	$0.07500
September 17, 2019	September 30, 2019	October 15, 2019	$1,776,575	$0.07500
December 4, 2019	December 31, 2019	January 15, 2020	$1,776,912	$0.07500

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the year ended December 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
December 7, 2018	January 15, 2019	January 28, 2019	$332,626	$0.20660
December 7, 2018	February 14, 2019	February 14, 2019	$188,488	$0.11710

Non-controlling interests

On November 29, 2018, Hunt Commercial Mortgage Trust (“HCMT”), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares (“HCMT Preferred Shares”).  Net proceeds to HCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as “Non-controlling interests” in the Company’s consolidated balance sheets.  Dividends on the HCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The HCMT Preferred Shares are redeemable at any time by HCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the HCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of HCMT or the Company.  The HCMT Preferred Shares are not convertible into or exchangeable for any other property or securities HCMT or the Company.  Dividends on the HCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2019 and $1,333 for the year ended December 31, 2018, are reflected in “Dividends to preferred stockholders” in the Company’s consolidated statements of operations.

NOTE 17 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2019 and December 31, 2018:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 17 – EARNINGS PER SHARE (Continued)

	Year Ended December 31, 2019		Year Ended December 31, 2018
Net income (loss)		$6,248,890		$(5,471,462)
Less dividends expense:
Common stock	$6,988,198		$6,578,196
Preferred stock	491,764		3,528,588
Deemed dividend on preferred stock redemption	3,093,028		—
		10,572,990		10,106,784
Undistributed (deficit)		$(4,324,100)		$(15,578,246)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.30	$0.30	$0.28	$0.28
Undistributed (deficit)	$—	$(0.19)	—	(0.66)
Total	$0.30	$0.11	$0.28	$(0.38)

	For the years ended December 31,
	2019	2018
Basic weighted average shares of common stock outstanding	23,685,223	23,607,891
Weighted average of non-vested restricted stock	2,589	5,745
Diluted weighted average shares of common stock outstanding	23,687,812	23,613,636

Pursuant to an agreement dated January 18, 2018, XL Investments agreed to terminate all of its previously held warrants to purchase 3,753,492 shares of common stock held by it, and therefore no adjustment was needed for the calculation of diluted earnings per share for the year ended December 31, 2018.

NOTE 18 – SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments and operates as a single reporting segment.

NOTE 19 – INCOME TAXES

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

The following table reconciles the Company’s TRS GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2019	2018
	(in thousands)	(in thousands)
GAAP consolidated net income (loss) attributable to Hunt Companies Finance Trust, Inc.	6,205	(3,950)
GAAP net loss (income) from REIT operations	(5,555)	5,241
GAAP net income (loss) of taxable subsidiary	650	1,291
Capitalized transaction fees	(41)	(41)
Unrealized gain (loss)	1,298	(20)
Deferred income	—	(222)
Taxable income (loss) of taxable subsidiary before utilization of net operating losses	1,907	1,008
Utilization of net operating losses	(571)	(288)
Current state tax expense	2	—
Net taxable income of taxable subsidiaries	1,338	720

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 19 – INCOME TAXES (Continued)
The following is a reconciliation of the statutory federal and state tax rates to the effective rates, for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)	(in thousands)
U.S. Federal Statutory Income Tax	1,303	(830)
State Taxes	(2)	61
REIT loss (income) not subject to federal income tax	(1,166)	1,101
Tax effect of state corporate rate change	(179)	—
REIT Testing Income Tax(1)	—	1,956
Valuation Allowance	—	(767)
Total income tax (benefit) provision	(44)	1,522
Effective income tax rate	(0.71)%	(38.50)%
(1)Please see REIT Testing and Tax on 75% Income Test Failure

The TRS has a deferred tax asset (liability), comprised of the following (in thousands):

	As of December 31, 2019	As of December 31, 2018
Accumulated net operating losses of TRS	137	263
Unrealized gain (loss)	686	245
Capitalized transaction costs	120	112
Deferred tax asset	943	620
Valuation allowance	—	—
Net non-current deferred tax asset (liability)	943	620

During 2018, the TRS reported GAAP earnings of $1.3 million which, when combined with the prior two years of profit and loss, resulted in cumulative GAAP earnings for the prior three years. The history of earnings, combined with the introduction of a new investment at the TRS in the fourth quarter of 2018, results in the Company's determination that, as of December 31, 2018, it is more likely than not that the Company will realize benefit from its deferred tax assets in subsequent periods. Therefore, the Company has reversed the valuation allowance effective as of December 31, 2018, the impact of which is reported as part of the net deferred tax benefit in the current period. At December 31, 2019, and 2018, the TRS had net operating loss carryforwards for federal income tax purposes of $0.4 million and $1.0 million, which are available to offset future taxable income and begin expiring in 2034. There is no change to the valuation allowance position for calendar year 2019.

As of December 31, 2019, the Company is not aware of any material uncertain tax positions, but the Company could be subject to federal and state tax audits for its tax years of 2016, 2017 and 2018.

REIT Testing and Tax on 75% Income Test Failure:

During tax years 2018 and 2019 the Company passed all the requisite ownership, asset and income tests, with the exception of the 2018 test under Section 856(c)(3) of the Code, also known as the 75% Income Test. The 75% Income Test requires that at least 75% of the gross income earned by the Company be generated by qualifying real estate income, including interest income on mortgages and realized gain on the sale of real estate assets. In our case, the gains generated by the asset protection hedging strategy resulting from the complete disposition of the MBS asset portfolio during 2018 were determined to be non-
qualified income for purpose of the 75% Income Test and resulted in a failure of the 75% Income Test for the year-ended December 31, 2018. As a result, the Company owed an income tax on the amount of the gross income that exceeded the 75% Income Test threshold. The calculation of the tax under Section 857(b)(5) of the Code resulted in an accrued tax liability of $1.96 million for 2018, which is reflected as part of the "(Provision for) benefit from income taxes" in the Company's consolidated statement of operations and "Other accounts payable and accrued expenses" in the Company's consolidated balance sheet. The tax liability of $1.96 million was paid by the Company in April 2019. The Company believes it more likely than not that the failure of the 2018 75% Income Test will not impact its REIT election in the current or future periods.

NOTE 20 - SUBSEQUENT EVENTS

On January 6, 2020, we announced the entry into a new external management agreement with OREC IM and the concurrent mutual termination of our management agreement with HIM. OREC IM is part of ORIX Real Estate Capital's finance and investment management platform, which was created through the combination of RED Capital Group, Lancaster Pollard and Hunt Real Estate Capital. The terms of the new management agreement align with the terms of HCFT's prior management agreement with HIM in all material respects, including a cap on reimbursable expenses. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the Company.

In connection with the transaction, an affiliate of ORIX USA purchased 1,246,719 shares of the Company's common stock in a private placement by the Company at a purchase price of $4.61, resulting in an aggregate capital raise of $5,747,375. The purchase price per share represented a 43% premium over the HCFT common share price on January 2, 2020. As a result of this share purchase, an affiliate of ORIX USA owns approximately 5.0% of HCFT's outstanding common shares. Also, in connection with the transaction, James C. Hunt resigned as the Company's Chairman of the Board but continues to serve as a member of the Board. In addition, the Board approved Interim Chief Financial Officer James A. Briggs as Chief Financial Officer of the Company. James P. Flynn continues to serve as CEO and Michael P. Larsen continues to serve as President of HCFT.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 21 – QUARTERLY FINANCIAL DATA
The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters.

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$9,983	$10,289	$9,832	$8,954
Total interest expense	(5,776)	(6,242)	(6,036)	(5,589)
Net interest income	4,207	4,047	3,796	3,365
Other income (loss)	(147)	(274)	(202)	178
Total expenses	2,648	2,176	1,703	2,238
Net income before provision for income taxes	1,412	1,597	1,891	1,305
(Provision for) benefit from income taxes	63	(203)	267	(83)
Net income	1,475	1,394	2,158	1,222
Net income (loss) attributable to common shareholders (basic and diluted)	(2,099)	1,390	2,154	1,218
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	(2,099)	1,390	2,154	1,218
Weighted average number of shares of common stock outstanding:	23,687,664	23,687,664	23,687,664	23,688,251
Basic and diluted income (loss) per share	(0.09)	0.06	0.09	0.05

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$21,516	$17,551	$9,719	$10,169
Total interest expense	(18,398)	(12,981)	(4,604)	(5,571)
Net interest income	3,118	4,570	5,115	4,598
Other income (loss)	11,410	(23,670)	1,361	(476)
Total expenses	3,213	2,390	2,123	2,250
Net income before provision for income taxes	11,315	(21,490)	4,353	1,872
(Provision for) benefit from income taxes	—	—	—	(1,522)
Net income	11,315	(21,490)	4,353	350
Net income (loss) attributable to common shareholders (basic and diluted)	10,434	(22,361)	3,473	(546)
Earnings (loss) per share:
Net income (loss) attributable to common shareholders (basic and diluted)	10,434	(22,361)	3,473	(546)
Weighted average number of shares of common stock outstanding:	23,392,387	23,683,164	23,687,273	23,687,664
Basic and diluted income (loss) per share	0.45	(0.94)	0.15	(0.02)

Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2019

Type of Loan/Borrower Senior Mortgage Loans (1)	Description/Location	Interest (2) Payment Rates	Extended Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Unpaid Principal Balance	Carrying Amount of Loans
Senior Loan in excess of 3% of the carrying amount of total loan
Borrower A	Multi-family / IL	L+4.30%	2023	I/O	$—	$35,625,000	$35,625,000
Borrower B	Multi-family / Diversified	L+4.05%	2023	I/O	—	34,913,160	34,913,160
Borrower C	Multi-family / TX	L+3.65%	2023	I/O	—	32,321,681	32,321,681
Borrower D	Multi-family / MD	L+3.25%	2023	I/O	—	32,148,978	32,148,978
Borrower E	Multi-family / AZ	L+3.75%	2022	I/O	—	30,505,000	30,505,000
Borrower F	Multi-family / VA	L+2.75%	2024	I/O	—	26,500,000	26,500,000
Borrower G	Multi-family / IL	L+3.75%	2023	I/O	—	25,355,116	25,355,116
Borrower H	Multi-family / TX	L+3.15%	2025	I/O	—	23,500,000	23,500,000
Borrower I	Multi-family / NE	L+3.70%	2023	I/O	—	20,853,067	20,853,067
Borrower K	Multi-family / GA	L+2.75%	2024	I/O	—	20,000,000	20,000,000
Senior Loan less than 3% of the carrying amount of total loan
Senior Loan	Multi-family / Diversified	L+2.80% - 5.95%	2020 - 2025	I/O	$—	$314,964,735	$314,964,735
Senior Loan	Retail / TX	L+4.10%	2023	I/O	—	17,115,524	17,115,524
Senior Loan	Office / IL	L+3.75%	2023	I/O	—	12,828,794	12,828,794
Senior Loan	Mixed-Use / DC	L+4.65%	2023	I/O	—	4,404,365	4,404,365
Senior Loan	Self-Storage / VA	L+3.15%	2024	I/O	—	4,225,000	4,225,000
Total senior loans					$—	$635,260,420	$635,260,420

(1)Includes senior mortgage loans and pari passu participations in senior mortgage loans.
(2)L = one-month LIBOR rate
(3)Extended maturity date assumes all extension options are exercised
(4)I/O = interest only
(5)Represents only third party liens

1.Reconciliation of Mortgage Loans on Real Estate

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2019	2018
Balance at January 1,	$555,172,891	$—
Additions during period:
Mortgage loans purchased	300,319,433	756,565,299
Deductions during period
Mortgage loan repayments	(213,415,654)	(201,392,408)
Mortgage loans sold	(6,816,250)	—
Balance at December 31,	$635,260,420	$555,172,891