Form 10-Q
period 2020-03-31
Hunt Companies Finance Trust, Inc.
filed 2020-05-11
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2020
Common stock, $0.01 par value	24,938,883

HUNT COMPANIES FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2020(1)	December 31, 2019(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$11,334,317	$10,942,115
Restricted cash	6,914,097	5,069,715
Commercial mortgage loans held-for-investment, at amortized cost	639,366,297	635,260,420
Mortgage servicing rights, at fair value	1,822,458	2,700,207
Deferred offering costs	26,667	40,000
Accrued interest receivable	2,423,758	2,342,354
Other assets	2,129,619	1,547,187
Total assets	$664,017,213	$657,901,998

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	506,416,518	505,930,065
Secured Term Loan, net	39,426,846	39,384,041
Accrued interest payable	564,106	805,126
Dividends payable	1,874,166	1,776,912
Fees and expenses payable to Manager	1,013,000	991,981
Other accounts payable and accrued expenses	658,436	369,161
Total liabilities	549,953,072	549,257,286

COMMITMENTS AND CONTINGENCIES (NOTES 11 & 12)
EQUITY:
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 24,938,883 and 23,692,164 shares issued and outstanding, at March 31, 2020 and December 31, 2019, respectively	249,344	236,877
Additional paid-in capital	233,864,573	228,135,116
Cumulative distributions to stockholders	(124,111,147)	(122,236,981)
Accumulated earnings	3,961,871	2,410,200
Total stockholders' equity	113,964,641	108,545,212
Noncontrolling interests	$99,500	$99,500
Total equity	$114,064,141	$108,644,712

Total liabilities and equity	$664,017,213	$657,901,998

(1)  Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of March 31, 2020 and December 31, 2019, assets of consolidated VIEs related to Hunt CRE 2017-F1, Ltd. and Hunt CRE 2018-FL2, Ltd. totaled 636,607,029 and $636,541,489, respectively and the liabilities of consolidated VIEs related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd totaled 506,907,671 and $506,662,238 respectively. See Note 5 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$9,165,805	$9,904,188
Multi-family loans held in securitization trusts	—	78,361
Cash and cash equivalents	28,167	—
Interest expense:
Collateralized loan obligations	(4,237,889)	(5,446,889)
Secured term loan	(780,441)	(329,113)
Net interest income	4,175,642	4,206,547
Other income:
Realized (loss) on investments, net	—	(709,439)
Unrealized (loss) on mortgage servicing rights	(877,749)	(379,998)
Unrealized gain on multi-family loans held in securitization trusts	—	694,339
Servicing income, net	194,147	248,214
Other income	2	—
Total other (loss)	(683,600)	(146,884)
Expenses:
Management fee	584,821	553,459
General and administrative expenses	765,892	1,466,685
Operating expenses reimbursable to Manager	461,121	540,037
Other operating expenses	300,926	37,757
Compensation expense	54,132	50,023
Total expenses	2,166,892	2,647,961
Net income before provision for income taxes	1,325,150	1,411,702
Benefit from income taxes	226,521	63,065
Net income	1,551,671	1,474,767
Dividends to preferred stockholders	(3,750)	(480,472)
Deemed dividend on preferred stock related to redemption	—	(3,093,028)
Net income (loss) attributable to common stockholders	$1,547,921	$(2,098,733)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,547,921	$(2,098,733)
Weighted average number of shares of common stock outstanding	24,911,483	23,687,664
Basic and diluted income (loss) per share	$0.06	$(0.09)
Dividends declared per share of common stock	$0.08	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Par Value
Balance at December 31, 2019	23,692,164	$236,877	$228,135,116	$(122,236,981)	$2,410,200	$108,545,212	$99,500	$108,644,712
Issuance of common stock	1,246,719	12,467	5,734,908	—	—	$5,747,375	—	$5,747,375
Cost of issuing common stock	—	—	(13,333)	—	—	$(13,333)	—	$(13,333)
Restricted stock compensation expense	—	—	7,882	—	—	$7,882	—	$7,882
Net income (loss)	—	—	—	—	1,551,671	$1,551,671	—	$1,551,671
Common dividends declared	—	—	—	(1,870,416)	—	$(1,870,416)	—	$(1,870,416)
Preferred dividends declared	—	—	—	(3,750)	—	(3,750)	—	$(3,750)
Balance at March 31, 2020	24,938,883	$249,344	$233,864,573	$(124,111,147)	$3,961,871	$113,964,641	$99,500	$114,064,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2018	1,610,000	$37,156,972	23,687,664	$236,832	$231,305,743	$(114,757,019)	$(3,838,690)	$150,103,838	$99,500	$150,203,338
Cost of issuing common stock	—	—	—	—	(22,383)	—	—	$(22,383)	—	$(22,383)
Redemption of preferred stock, net	(1,610,000)	(37,156,972)	—	—	(3,093,028)	—	—	$(40,250,000)	—	$(40,250,000)
Restricted stock compensation expense	—	—	—	—	3,773	—	—	$3,773	—	$3,773
Net income	—	—	—	—	—	—	1,474,767	$1,474,767	—	$1,474,767
Common dividends declared	—	—	—	—	—	(1,658,136)	—	$(1,658,136)	—	$(1,658,136)
Preferred dividends declared	—	—	—	—	—	(480,472)	—	$(480,472)	—	$(480,472)
Balance at March 31, 2019	—	—	23,687,664	236,832	228,194,105	(116,895,627)	(2,363,923)	109,171,387	99,500	109,270,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Cash flows from operating activities:
Net income	$1,551,671	$1,474,767
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of collateralized loan obligations discounts, net	273,188	270,184
Amortization of deferred offering costs	(13,333)	(22,383)
Amortization of deferred financing costs	256,069	232,009
Realized loss on investments, net	—	709,439
Unrealized loss on mortgage servicing rights	877,749	379,998
Unrealized (gain) on multi-family loans held in securitization trusts	—	(694,339)
Restricted stock compensation expense	7,882	3,773
Net change in:
Accrued interest receivable	(81,404)	(180,869)
Deferred offering costs	13,333	22,383
Other assets	(582,432)	(302,767)
Accrued interest payable	(241,020)	149,854
Fees and expenses payable to Manager	21,019	(128,564)
Other accounts payable and accrued expenses	289,276	583,418
Net cash provided by operating activities	2,371,998	2,496,903
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(38,613,756)	(64,612,349)
Principal payments from retained beneficial interests	—	4,747,049
Principal payments from commercial mortgage loans held-for-investment	34,507,879	34,014,437
Investment related receivable	—	33,042,234
Due from broker	—	—
Net cash (used in) provided by investing activities	(4,105,877)	7,191,371
Cash flows from financing activities:
Proceeds from issuance of common stock	5,747,375	—
Redemption of preferred stock	—	(40,250,000)
Dividends paid on common stock	(1,776,912)	(1,421,259)
Dividends paid on preferred stock	—	(521,114)
Proceeds from collateralized loan obligations	—	—
Proceeds from secured term loan	—	40,250,000
Payment of deferred financing costs	—	(970,545)
Net cash provided by (used in) financing activities	3,970,463	(2,912,918)
Net increase in cash, cash equivalents and restricted cash	2,236,584	6,775,356
Cash, cash equivalents and restricted cash, beginning of period	16,011,830	59,213,812
Cash, cash equivalents and restricted cash, end of period	$18,248,414	$65,989,168

Supplemental disclosure of cash flow information
Cash paid for interest	$4,730,094	$4,965,785
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$1,874,166	$1,661,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

On January 3, 2020, the Company and HIM entered into a termination agreement to which the Company and HIM agreed to mutually and immediately terminate it's management agreement dated January 18, 2018. The Company simultaneously entered into a new management agreement with OREC IM. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the Company. See Note 10 for further discussion.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020.

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

The Company evaluates quarterly its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At March 31, 2020, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations was $124,046,671 at March 31, 2020 and December 31, 2019.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. The first quarter of 2020 was impacted by the global outbreak of a novel coronavirus ("COVID-19"), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. On March 11, 2020, the World Health Organization ("WHO") declared COVID-19 a pandemic, and numerous countries, including the United States, have issued wide ranging responses including the imposition of quarantines, "stay-at-home" orders, restrictions on travel, closing financial markets and other similar mandates. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The prolonged duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact of COVID-19 on the global economy generally, and our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from its estimates and the differences may be material.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents at time of purchase include cash held in bank accounts on an overnight basis and other short term deposit accounts with banks having maturities of 90 days or less. The Company maintains its cash and cash equivalents with highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted cash includes cash held within Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for purposes of reinvestment in qualifying commercial mortgage loans.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$11,334,317	$10,942,115
Restricted cash CRE 2017-FL1, Ltd.	—	2,158,497
Restricted cash CRE 2018-FL2, Ltd.	$6,914,097	$2,911,218
Total cash, cash equivalents and restricted cash	$18,248,414	$16,011,830

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
•Commercial mortgage loans: The Company may record fair value adjustments on a non-recurring basis when it has determined it necessary to record a specific impairment reserve or charge-off against a loan and the Company measures such specific reserve or charge-off using the fair value of the loan's collateral. To determine the fair value of loan collateral, the Company employs the income capitalization approach, appraised values, broker opinion of value, sale offers, letter of intentions of purchase, or other valuation benchmarks, as applicable, depending upon the nature of such collateral and other relevant market factors.
•Mortgage servicing rights: The Company determines the fair value of MSRs from a third-party pricing service on a recurring basis. The third-party pricing service uses common market pricing methods that include using discounted cash flow models to calculate the present value, estimated net servicing income and observed market pricing for MSR purchase and sale transactions. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors.
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

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of March 31, 2020, the Company did not hold any loans placed on non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2020, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, as such have not recorded any allowance for loan losses.

Mortgage Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at Five Oaks Acquisition Corp. ("FOAC"), the Company’s taxable REIT subsidiary ("TRS"). As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a sub-servicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. Residential mortgage loans for which the Company owns the MSRs are directly serviced by two sub-servicers retained by the Company. The Company does not directly service any residential mortgage loans.

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

Secured Term Loan

The Company and certain of its subsidiaries are party to a $40.25 million credit and guaranty agreement with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal balance, net of deferred financing costs. Deferred financing costs of $1,017,419 associated with this liability are amortized to interest expense on a straight line basis when it approximates the effective interest method.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Common Stock

At March 31, 2020 and December 31, 2019, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company had 24,938,883 shares of common stock issued and outstanding at March 31, 2020 and 23,692,164 at December 31, 2019.

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

To maintain its qualification as a REIT, the Company must meet certain requirements, including but not limited to the following: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has historically met the requisite ownership, asset and income tests, with the exception of a failure to meet the 75% gross income test for the 2018 calendar year. The failure to meet the 75% gross income test for the 2018 calendar year was a result of gains generated from the termination of hedges associated with the disposition of an Agency RMBS portfolio during 2018. The Company accrued a tax liability of $1.96 million as of December 31, 2018 and was paid on April 12, 2019, in connection with filing its 2018 tax extensions.

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

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 14 for details of the computation of basic and diluted earnings per share.

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair-value based methodology prescribed by ASC 505, Equity (“ASC 505”), or ASC 718, Share-Based Payment (“ASC 718”), as appropriate. Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is re-measured on subsequent dates to the extent the awards are unvested.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Additionally, the compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 10 for details of stock-based awards issuable under the Manager Equity Plan.

Comprehensive Income (Loss) Attributable to Common Stockholders

For the quarters ended March 31, 2020 and 2019, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-10 which amended the effective dates for implementation of ASU 2016-13. ASU 2019-10 defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, public business entities that are not SEC filers and all other companies, including not-for-profit companies and employee benefit plans for fiscal years beginning after December 15 2022, including interim periods within those fiscal years. The Company is designated as a smaller reporting company and has deferred implementation of ASU 2016-13 pursuant to ASU 2019-10 and is continuing to assess the impact of this guidance.

In February 2020, the FASB issued ASU 2020-02, amending SEC paragraphs in the Codification to reflect the issuance of SEC Staff Accounting Bulletin ("SAB") No. 119 related to the new credit losses standard and revised effective date of the new leases standard. SAB No. 119 provides interpretive guidance on methodologies supporting documentations for measuring credit losses, with a focus on the documentation the staff would normally expect registrants engaged in lending transactions to prepare and maintain support estimates of current expected credit losses for loan transactions this new guidance is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies.

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This guidance eliminates certain exceptions to the general principles in Topic 740. This new guidance is effective for us on January 1, 2021, with early adoption permitted. We are evaluating the potential impact of this new guidance on our consolidated financial statements.

Financial Instruments

In March 2020, the FASB issued ASU 2020-03 which makes improvements to financial instruments guidance, including the current expected credit losses (CECL) guidance. The improvements include 7 issues. Issue 1, effective upon issuance, requires all entities to provide fair value option disclosures is the only issue applicable to the Company. MSRs are reported at fair value as a result of the fair value election, disclosed in Mortgage Servicing Rights, at Fair Value above.

CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Section 4013 of the CARES Act includes a provision that permits financial institutions an election to suspend temporarily troubled debt restructuring ("TDR") accounting under ASC Subtopic 310-40 in certain circumstances ("Section 4013 Elections"). Additionally, Section 4014 of the CARES Act includes a provision that permits deferral of the effective date of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), for insured depository institutions, bank holding companies, or any affiliates thereof ("Section 4014 Election"). The Company is not a financial institution, nor a depository institution, bank holding company or an affiliate, of one and therefore would not be permitted to make Section 4013 or Sections 4014 Elections. The Company is designated as a smaller reporting company and has previously deferred implementation of ASU 2016-13 until January 1, 2023 pursuant to ASU 2019-10.

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of March 31, 2020 and December 31, 2019:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
March 31, 2020
Loans held-for-investment
Senior secured loans(3)	$639,366,297	$639,366,297	51	100.0%	5.3%	3.7
	639,366,297	639,366,297	51	100.0%	5.3%	3.7

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2019
Loans held-for-investment
Senior secured loans(3)	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8
	635,260,420	635,260,420	51	100.0%	5.4%	3.8

(1) Weighted average coupon assumes applicable one-month LIBOR of 1.38% and 1.70% as of March 31, 2020 and December 31, 2019, respectively, inclusive of weighted average floors of 1.60% and 1.56%, respectively.
(2) Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3) As of March 31, 2020, $627,313,574 of the outstanding senior secured loans were held in VIEs and $12,052,723 of the outstanding senior secured are held outside VIEs. As of December 31, 2019, $629,157,956 of the outstanding senior secured loans were held in VIEs and $6,102,464 of the outstanding senior secured loans were held outside VIEs.

Activity: For the three months ended March 31, 2020, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2019	$635,260,420
Purchases and fundings	38,613,756
Proceeds from principal payments	(34,507,879)
Balance at March 31, 2020	$639,366,297

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following tables present the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings utilized as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—	1	9,000,000	9,000,000
2	7	51,807,628	51,807,628	9	87,176,088	87,176,088
3	35	451,233,186	451,233,186	37	487,513,256	487,513,256
4	9	136,325,483	136,325,483	4	51,571,076	51,571,076
5	—	—	—	—	—	—
	51	$639,366,297	639,366,297	51	635,260,420	635,260,420

As of March 31, 2020, the average risk rating of the commercial mortgage loan portfolio was 2.9 (Moderate Risk), weighted by investment carrying value, with 78.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2019, the average risk rating of the commercial mortgage loan portfolio was 2.8 (Moderate Risk), weighted by investment carrying value, with 91.9% of commercial loans held-for-invested rated 3 (Moderate Risk) or better by the Company's Manager.

The increase in the average risk rating during 2020 is primarily the result of downgrade of several non multi-family loans to a risk rating of "4" to reflect higher risk in loans collateralized by retail and office properties that are particularly negatively impacted by the COVID-19 pandemic.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of March 31, 2020 and December 31, 2019:

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
Loans Held-for-Investment

	March 31, 2020	December 31, 2019
Geography
Southwest	34.4%	38.7%
South	32.4	27.5
Midwest	16.2	16.9
Mid-Atlantic	8.5	8.4
Various	5.5	5.5
West	3.0	3.0
Total	100.0%	100.0%

	March 31, 2020(1)	December 31, 2019
Collateral Property Type
Multi-Family	90.3%	93.9%
Retail	5.5	2.7
Office	2.8	2.0
Mixed-Use	0.7	0.7
Self-Storage	0.7	0.7
Total	100.0%	100.0%
(1) During the quarter ended March 31, 2020, two multi-family loans were reclassified to retail and office, respectively, due to the primary nature of the underlying properties. The reclassification represents a reduction in multi-family of 3.6% and an increase to retail and office of 2.8% and 0.8%, respectively, to the percentages presented for December 31, 2019.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of March 31, 2020 or December 31, 2019.

NOTE 4 - THE FREMF TRUSTS

As of March 31, 2020 the Company no longer held any FREMF Trusts.

The Company previously elected the fair value option on the assets and liabilities of the FREMF 2012-KF01 Trust, which required that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust was limited to the Multi-Family MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014. On January 25, 2019, the FREMF 2012-KF01 trust was paid-in full.

The condensed consolidated statement of operations of the FREMF trusts for the three months ended March 31, 2019 are as follows:

Statements of Operations	Three Months Ended March 31, 2019
Interest income	$78,361
Net interest income	$78,361
Realized (loss) on multi-family loans held in securitization trusts	(709,439)
Unrealized gain on multi-family loans held in securitization trusts	694,339
Net income (loss)	$63,261

NOTE 5 - USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

As further discussed in Notes 2 and 4, the Company evaluated its investment in Multi-Family MBS and determined that it was a VIE. The Company determined that it was the primary beneficiary of the FREMF 2012-KF01 Trust through January 25, 2019, the repayment date of the underlying security. Accordingly, the Company consolidated the assets, liabilities, income and expenses of this trust in its financial statements through January 25, 2019. However, the assets of the trust were restricted, and could only have been used to fulfill the obligations of the trust. Additionally, the obligations of the trust did not have any recourse to the Company as the consolidator of the trust. The Company had elected the fair value option in respect of the assets and liabilities of the trust. As noted in Note 4, the FREMF 2012-KF01 was paid-in full effective January 25, 2019, and henceforth the Company no longer consolidates this trust.

On April 30, 2018, the Company acquired Hunt CMT Equity LLC, which was comprised of commercial mortgage loans financed through collateralized loan obligations ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender and eight loan participations. The Company determined Hunt CRE 2017-FL1, Ltd. was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. On August 20, 2018, the Company closed a collateral loan obligation ("Hunt CRE 2018-FL2, Ltd."). The Company determined Hunt CRE 2018-FL2, Ltd. was a VIE and the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. At March 31, 2020, the Company continued to determine it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligations to absorb losses derived from ownership of preferred shares.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 5 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

The CLOs we consolidate are subject to collateralization and coverage tests that are customary for these types of securitizations. As of March 31, 2020 and December 31, 2019 all such collateralization and coverage tests in the CLOs we consolidate were met. If the duration of the COVID-19 pandemic becomes prolonged, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these tests.

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at March 31, 2020 and December 31, 2019 included the following VIE assets and liabilities:

ASSETS	March 31, 2020	December 31, 2019
Cash, cash equivalents and restricted cash	$6,914,097	$5,069,715
Accrued interest receivable	2,379,358	2,313,818
Loans held for investment	627,313,574	629,157,956
Total Assets	$636,607,029	$636,541,489

LIABILITIES
Accrued interest payable	$491,153	$732,173
Collateralized loan obligations(1)	506,416,518	505,930,065
Total Liabilities	$506,907,671	$506,662,238
Equity	129,699,358	129,879,251
Total liabilities and equity	$636,607,029	$636,541,489
(1)  The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following tables present certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. as of March 31, 2020 and December 31, 2019:

As of March 31, 2020
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	51	$627,313,574	$627,313,574	L + 3.55%
Debt (notes issued)	2	510,181,000	506,416,518	L + 1.40%

As of December 31, 2019
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	51	$629,157,956	$629,157,956	L + 3.60%
Debt (notes issued)	2	510,181,000	505,930,065	L + 1.40%
(1)  The carrying value for Hunt CRE 2017-FL1, Ltd. is net of discount of $1,071,735 and $1,344,923 for March 31, 2020 and December 31, 2019, respectively and the carrying value for Hunt CRE 2018-FL2, Ltd. is net of debt issuance costs of $2,692,747 and $2,906,012 for March 31, 2020 and December 31, 2019, respectively.

The statement of operations related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at March 31, 2020 and March 31, 2019 include the following income and expense items:

Statements of Operations	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest income	$9,032,178	$9,812,476
Interest expense	(4,237,889)	(5,446,889)
	$4,794,289	$4,365,587
General and administrative fees	(145,986)	(160,452)
Net income (loss)	$4,648,303	$4,205,135

NOTE 6 - RESTRICTED CASH

Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. are actively managed with initial reinvestment periods of 30 and 36 months, respectively. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within Hunt CRE 2017-FL1, Ltd. or Hunt CRE 2018-FL2, Ltd. in accordance with the terms and conditions of their respective governing agreements. The reinvestment period for Hunt CRE 2017-FL1 expired on February 20, 2020.

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 7 – SECURED TERM LOAN

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($823,154 and $865,959 at March 31, 2020 and December 31, 2019, respectively). As of March 31, 2020 and December 31, 2019, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	March 31, 2020		December 31, 2019
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$40,250,000	$40,250,000	$40,250,000	$40,250,000
Total	$40,250,000	$40,250,000	$40,250,000	$40,250,000

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties’ obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Secured Term Loan are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and includes senior and subordinated commercial real estate mortgage loans, preferred equity in commercial real estate assets (directly or indirectly), commercial real estate construction mortgage loans and certain types of equity interests (the “Eligible Assets”). Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the five-year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the fifth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until the maturity.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2020 and December 31, 2019 we were in compliance with these covenants. If the duration of the COVID-19 pandemic becomes prolonged, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 8 - MSRs

As of March 31, 2020, the Company retained the servicing rights associated with an aggregate principal balance of $315,173,382 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity for the three months ended March 31, 2020 and the three months ended March 31, 2019:

	March 31, 2020	March 31, 2019
Balance at beginning of period	$2,700,207	$3,997,786
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(728,585)	(289,762)
Other changes to fair value(1)	(149,164)	(90,236)
Balance at end of period	$1,822,458	$3,617,788

Loans associated with MSRs(2)	$315,173,382	$398,097,489
MSR values as percent of loans(3)	0.58%	0.91%

(1)Amounts represent changes due to realization of expected cash flows.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at March 31, 2020 and March 31, 2019, respectively.
(3)Amounts represent the carrying value of MSRs at March 31, 2020 and March 31, 2019, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the servicing income recorded on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Servicing income, net	$194,147	$248,214
Total servicing income	$194,147	$248,214

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 9 - FAIR VALUE
The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2020
Assets:
Mortgage servicing rights	—	—	1,822,458	1,822,458
Total	$—	$—	$1,822,458	$1,822,458

	December 31, 2019
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2019
Assets:
Mortgage servicing rights	—	—	2,700,207	2,700,207
Total	$—	$—	$2,700,207	$2,700,207

As of March 31, 2020 and December 31, 2019, the Company had 1,822,458 and $2,700,207, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. Accordingly, for more detail about Level 3 assets, also see Notes 2 and 8.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at March 31, 2020 and December 31, 2019:

As of March 31, 2020
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	10.3 - 27.4%	19.0%
	Discount rate	12.0%	12.0%

As of December 31, 2019
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.4 - 27.6%	13.3%
	Discount rate	12.0%	12.0%
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	March 31, 2020
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$11,334,317	$11,334,317	$11,334,317
Restricted cash	6,914,097	6,914,097	6,914,097
Commercial mortgage loans held-for-investment	639,366,297	639,366,297	628,160,749
Total	$657,614,711	$657,614,711	$646,409,163

Liabilities:
Collateralized loan obligations	$506,416,518	$510,181,000	$461,204,962
Secured Term Loan	39,426,846	40,250,000	35,958,395
Total	$545,843,364	$550,431,000	$497,163,357

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 9 – FAIR VALUE (Continued)

	December 31, 2019
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$10,942,115	$10,942,115	$10,942,115
Restricted cash	5,069,715	5,069,715	5,069,715
Commercial mortgage loans held-for-investment	635,260,420	635,260,420	635,260,420
Total	$651,272,250	$651,272,250	$651,272,250

Liabilities:
Collateralized loan obligations	$505,930,065	$510,181,000	$510,834,435
Secured term loan	$39,384,041	$40,250,000	$42,999,082
Total	$545,314,106	$550,431,000	$553,833,517
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

NOTE 10 - RELATED PARTY TRANSACTIONS

Management Fee

The Company is externally managed and advised by the Manager and through January 3, 2020 by HIM, our prior manager. Pursuant to the terms of the prior management agreement in effect for the year ended December 31, 2019, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity included the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. Additionally, under the terms of the prior management agreement, starting in the first full calendar quarter following January 18, 2019, the Company was also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum. On January 3, 2020, the management agreement in effect for the year ended December 31, 2019 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 3, 2020, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum.

For the three months ended March 31, 2020, the Company incurred management fees of $584,821 (March 31, 2019: $553,459), recorded as "Management Fee" in the condensed consolidated statement of operations, of which $566,000 (March 31, 2019: $567,000) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets.

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

On March 18, 2019, the Company entered into a support agreement with the prior manager, pursuant to which, the prior manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million. Pursuant to the new management agreement, the terms of the support agreement are materially unchanged. As of March 31, 2020, $89,379 in expense reimbursement has exceeded the reimbursement cap and was not paid. Pursuant to the terms of the new management agreement, the terms of the support agreement are unchanged.

For the three months ended March 31, 2020, the Company incurred reimbursable expenses of $461,121 (March 31, 2019: $540,037), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $447,000 (March 31, 2019: $479,436) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets. Per the management

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall be reduced by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended March 31, 2020 and three months ended March 31, 2019, the Company did not waive any exit fees.

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

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$3.33	4,500	$3.40
Granted	—	—	—	—
Vested	—	—	—	—
Outstanding Unvested Shares at End of Period	4,500	$3.33	4,500	$3.40

For the period ended March 31, 2020, the Company recognized compensation expense related to restricted common stock of $7,882 (2019: $3,773). The Company has unrecognized compensation expense of $6,063 as of March 31, 2020 (2019: $4,150) for unvested shares of restricted common stock. As of March 31, 2020, the weighted average period for which the unrecognized compensation expense will be recognized is 2.3 months.

Hunt Finance Company, LLC

During the first quarter of 2020, Hunt CRE 2017-FL1, Ltd. purchased two loans with an aggregate unpaid principal balance of $31,940,000 at par from Hunt Finance Company, LLC ("HFC"), an affiliate of our Manager.

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

NOTE 11 - GUARANTEES

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. See Note 13 for a further description of MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"), FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide further seller eligibility review and backstop guarantee services terminated on the MAXEX Termination Date. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 11 - GUARANTEES (Continued)
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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $1,405,182,222 as of March 31, 2020 and December 31, 2019, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable to MAXEX. As of March 31, 2020, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2020.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, is uncertain. As of March 31, 2020, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19, however, as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments

As of March 31, 2020 and December 31, 2019, the Company had $47.7 million and $50.5 million of unfunded commitments related to loans held in Hunt CRE 2017-FL1, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, HFC, an affiliate of the Manager, had $41.5 million and $41.6 million, respectively, of unfunded commitments related to loans held in Hunt CRE 2018-FL2, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

Our future loan fundings comprise funding for capital improvements, leasing costs, interest and carry costs, and fundings will vary depending on the progress of the business plan and cash flows at the mortgage assets. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying mortgage assets. Due to the COVID-19 pandemic, the progress of capital improvements and leasing is anticipated to be slower than otherwise expected, and, as such the pace of future funding relating to these capital needs may be commensurately lower.

NOTE 13 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 24,938,883 and 23,692,164 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

On January 3, 2020, the Company issued 1,246,719 shares of common stock to an affiliate of the Manager in a private placement at a purchase price of $4.61 per share resulting in aggregate net proceeds of $5.7 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the “Repurchase Program”), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through March 31, 2020, the Company had repurchased 126,856 shares of

HUNT COMPANIES FINANCE TRUST, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements March 31, 2020 (unaudited)
NOTE 13 – EQUITY (Continued)
common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of March 31, 2020, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

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

Distributions to stockholders

For the 2020 taxable year to date, the Company has declared dividends to common stockholders totaling $1,870,416, or $0.08 per share. The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2020:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 12, 2020	March 31, 2020	April 15, 2020	$1,870,416	$0.07500

Non-controlling interests

On November 29, 2018, Hunt Commercial Mortgage Trust (“HCMT”), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares (“HCMT Preferred Shares”).  Net proceeds to HCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as “Non-controlling interests” in the Company’s consolidated balance sheets.  Dividends on the HCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The HCMT Preferred Shares are redeemable at any time by HCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the HCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of HCMT or the Company.  The HCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of HCMT or the Company.  Dividends on the HCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2019 are reflected in “Dividends to preferred stockholders” in the Company’s consolidated statements of operations. As of March 31, 2020, HCMT had $3,750 in accrued and unpaid dividends on the preferred shares which are reflected in "Dividends payable" in the Company's condensed consolidated balance sheet and in "Dividends to preferred stockholders" in the Company's condensed consolidated statements of operations.

NOTE 14 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Net income		$1,551,671		$1,474,767

Less dividends:
Common stock	$1,870,416		$1,658,136
Preferred stock	3,750		480,472
Deemed dividend on preferred stock related to redemption	—		3,093,028
		1,874,166		5,231,636
Undistributed earnings (deficit)		$(322,495)		$(3,756,869)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.08	$0.08	$0.07	$0.07
Undistributed earnings (deficit)	—	(0.02)	—	(0.16)
Total	$0.08	$0.06	$0.07	$(0.09)

	For the three months ended March 31,
	2020	2019
Basic weighted average shares of common stock	24,906,983	23,683,164
Weighted average of non-vested restricted stock	4,500	4,500
Diluted weighted average shares of common stock outstanding	24,911,483	23,687,664

NOTE 15 - SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments, and operates as a single reporting segment.

NOTE 16 - INCOME TAXES

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

REIT Testing and Tax on 75% Income Test Failure

During tax years 2018 and 2019 the Company passed all the requisite ownership, asset and income tests, with the exception of the 2018 test under Section 856(c)(3) of the Code, also known as the 75% Income Test. The 75% Income Test required that at least 75% of the gross income earned by the Company be generated by qualifying real estate income, including interest income on mortgages and realized gain on the sale of real estate assets. In our case, the gains generated by the asset protection hedging strategy resulting from the complete dissolution of the MBS asset portfolio during 2018 were determined to be non-qualified income for the purpose of the 75% Income Test and resulted in a failure of the 75% Income Test for the year-ended December 31, 2018. As a result, the Company also owed an income tax on the amount of the gross income that exceeded the 75% Income Test threshold. The calculation of the tax under Section 857(b)(5) of the Code resulted in an accrued tax liability of $1.96 million for 2018, which was paid by the Company in April 2019. The Company believes it more likely than not that the failure of the 2018 75% Income Test will not impact its REIT election in the current or future periods.

NOTE 17 - SUBSEQUENT EVENTS

We have reviewed subsequent events occurring through the date that these condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Quarterly Report on Form 10-Q, or this “report”, we refer to Hunt Companies Finance Trust as “we,” ”us,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, OREC Investment Management, LLC, as our “Manager” or “OREC IM”.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 10-K, filed with the Securities and Exchange Commission, or SEC, on March 16, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. You can identify forward-looking statements by use of words such as “believe,” “expect,” “anticipate,” "project," “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "will," "seek," "would," "could" or similar expressions or other comparable terms, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form10-K for the year ended December 31, 2019 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2019 10-K which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Overview

We are a Maryland corporation that is focused on investing in, financing and managing a portfolio of commercial real estate debt investments.

In January 2020, we entered into a series of transactions with subsidiaries of ORIX Corporation USA ("ORIX USA"), a diversified financial company with the ability to provide investment capital and asset management services to clients in the corporate, real estate and municipal finance sectors. We entered into a new management agreement with OREC Investment Management, LLC ("OREC IM"), while another affiliate of ORIX USA purchased an ownership stake of approximately 5.0% through a privately-placed stock issuance. These transactions are expected to enhance the scale of HCFT and generate shareholder value through leveraging ORIX USA's expansive originations, asset management and servicing platform.

Today, we primarily invest in transitional floating rate commercial mortgage loans with an emphasis on middle market multi-family assets. We may also invest in other commercial real estate-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other commercial real estate debt instruments. We finance our current investments in transitional multi-family and other commercial real estate loans primarily through match term collateralized loan obligations, and may utilize warehouse repurchase agreement financing in the future. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest we earn on investments less the expense of funding these investments.

Today, the loans we target for origination and investment typically have the following characteristics:

•Sponsors with experience in particular real estate sectors and geographic markets
•Located in markets in the U.S. with multiple demand drivers, such as growth in employment and household formation
•Fully funded principal balance greater than $5 million
•Loan to Value ratio up to 85% of as-is value and up to 75% of as stabilized value
•Floating rate loans tied to one-month LIBOR or any index replacement
•Three-year term with two one-year extension options

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

First Quarter 2020 Summary

•Acquired two loans with an initial unpaid principal balance of $31.9 million and a weighted average interest rate of LIBOR plus 3.00%
•Funded $5.9 million in future funding obligations associated with existing loans with a weighted average interest rate of LIBOR plus 3.33%
•On March 12, 2020, the Company announced its first quarter dividend of $0.075 per share of common stock, in line with the previous quarter.

The ORIX Transaction
On January 6, 2020 we announced the entry into a new external management agreement with OREC IM and the concurrent mutual termination of our management agreement with HIM. OREC IM is part of ORIX Real Estate Capital's finance and investment management platform, which was created through the combination of RED Capital Group, Lancaster Pollard and Hunt Real Estate Capital. The terms of the new management agreement align with the terms of HCFT's prior management agreement with HIM in all material respects, including a cap on reimbursable expenses. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the Company.
In connection with the transaction, an affiliate of ORIX USA purchased 1,246,719 shares of the Company's common stock in a private placement by the Company at a purchase price of $4.61 per share, resulting in an aggregate capital raise of $5,747,375. The purchase price per share represented a 43% premium over the HCFT common share price on January 2, 2020. As a result of this share purchase, an affiliate of ORIX USA owns approximately 5% of HCFT's outstanding common shares. Also, in connection with the transaction, James C. Hunt resigned as the Company's Chairman of the Board, but continues to serve as a member of the Board. In addition, the Board appointed Interim Chief Financial Officer James A. Briggs as Chief Financial Officer of the Company. James Flynn continues to serve as Chief Executive Officer and now serves as Chairman of the Board, and Michael Larsen continues to serve as President.
Recent Developments
The first quarter of 2020 was impacted by the global outbreak of a novel coronavirus ("COVID-19"), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. On March 11, 2020, the World Health Organization ("WHO") declared COVID-19 as a pandemic, and numerous countries, including the United States, have issued wide ranging responses including the imposition of quarantines, "stay-at-home" orders, restrictions on travel, closing of financial markets and other similar mandates. Such actions are creating disruption in global supply chains, increasing rates of global unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
Although we are uncertain of the potential full magnitude or duration of the COVID-19 outbreak and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas, we face future uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the economic slowdown.
The effects of the COVID-19 pandemic did not significantly impact our operating results for the three months ended March 31, 2020. However, we expect the outbreak will affect our financial condition and results of operations going forward, including but not limited to, interest income, credit losses and commercial mortgage loan reinvestment.
Factors Impacting Our Operating Results

Market conditions.    The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers, particularly in light of the ongoing COVID-19 pandemic. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty, and have most recently been impacted by the ongoing COVID-19 pandemic. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment, including the pace and degree of recovery from the ongoing COVID-19 pandemic. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rate levels.

Changes in market interest rates.    Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. Substantially all of our investment portfolio and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Additionally, we benefit from 100% of our commercial loan portfolio having LIBOR floors as a further mitigant to interest variability, with a weighted average LIBOR floor of 1.60% as of March 31, 2020. With the drastic decline in LIBOR due to COVID-19 during the first quarter of 2020, 99.3% of our current commercial loan portfolio has a LIBOR floor greater than the current spot LIBOR rate. While we expect low LIBOR rates to persist amidst the current COVID-19 pandemic, no assurance can be made that our current portfolio profile, including its LIBOR floors will be maintained. LIBOR is expected to be discontinued after 2021. As of March 31, 2020, 100% of commercial mortgage loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100% of our outstanding collateralized loan obligations bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR. We finance a portion of our commercial loan portfolio with equity, and as such, decreases in interest rates may reduce our net interest income and may impact the competition for and supply of new investment opportunities. In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of March 31, 2020, 100% of the commercial mortgage loans in our portfolio were current as to principal and interest. Furthermore, 100% of commercial mortgage loans in our portfolio made their April payments. With regards to May payment activity, as of May 11, 2020 we have received payments on 95% of the portfolio by principal balance, or 49 out of 51 loans. Borrowers on the remaining two loans for which we have not yet received payment were granted a seven-day grace period to May 13, 2020. We currently expect to receive payment from these borrowers on May 13, 2020. However, due to the widespread impact of the COVID-19 pandemic we consider there to be heightened credit risk associated with our commercial mortgage loan portfolio. Uncertainty about the severity and duration of the economic impact of the COVID-19 pandemic persist and potential exists for the credit risk of our portfolio to heighten further. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity are net proceeds of common or preferred stock issuances, net proceeds from corporate debt obligations, net cash provided by operating activities, and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

Prepayment risk.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. All of our commercial mortgage loans were acquired at par, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for Hunt CRE 2017-FL1 expired on February 20, 2020 and remains in place for Hunt CRE 2018-FL2. We have not experienced any loan prepayments in Hunt CRE 2017-FL1 subsequent to the expiration of its reinvestment period. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the COVID-19 pandemic. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

Changes in market value of our assets.    We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as a result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for loan losses. Impairment is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for loan losses will directly impact our earnings. Given the widespread impact of the COVID-19 pandemic, we consider there to be a heightened credit risk associated with our commercial mortgage loan portfolio .

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

Managing Our Business through COVID-19

As of March 13, 2020, our Manager, and its affiliates, implemented a work from home ("WFH") policy for employees in all locations. The WFH policy remains in effect as of the date of this filing. Our Manager's highly experienced senior team and dedicated employees are fully operational during this ongoing disruption and are continuing to execute on all investment management, asset management, servicing, portfolio monitoring, financial reporting and related control activities. Our Manager's and affiliates employees are in constant communication to ensure timely coordination and early identification of issues. We continue to engage in ongoing active dialogue with the borrowers in our commercial mortgage loan portfolio to understand what is taking place at the properties collateralizing our investments.

Considering the current economic environment caused by COVID-19 we are taking a more measured approach in our new investment activity and our evaluation of any new investments incorporates the impact of COVID-19. Additionally, due to COVID-19, there are potential challenges facing third-party providers, such as appraisers, environmental and engineering consultants we rely on to make new investments which may make it more difficult to make these investments.

Investment Portfolio

Commercial Mortgage Loans

As of March 31, 2020, we have determined that we are the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2019	$635,260,420
Purchases and fundings	38,613,756
Proceeds from principal repayments	(34,507,879)
Balance at March 31, 2020	$639,366,297

The following table details overall statistics for our loan portfolio as of March 31, 2020 and December 31, 2019:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
March 31, 2020
Loans held-for-investment
Senior secured loans(3)	$639,366,297	$639,366,297	51	100.0%	5.3%	3.7
	$639,366,297	$639,366,297	51	100.0%	5.3%	3.7

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2019
Loans held-for-investment
Senior secured loans(3)	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8
	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8

(1) Weighted average coupon assumes applicable one-month LIBOR of 1.38% and 1.70% as of March 31, 2020 and December 31, 2019, respectively, inclusive of weighted average floors of 1.60% and 1.56%, respectively.
(2) Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3) As of March 31, 2020, $627,313,574 of the outstanding senior secured loans are held in VIEs and $12,052,723 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2019, $550,555,503 of the outstanding senior secured loans were held in VIEs and $4,617,388 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of March 31, 2020:

Loan #	Form of Investment	Origination Date	Total Loan Commitment	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV
1	Senior secured	June 5, 2018	$44,699,829	$35,625,000	Palatine, IL	Multi-Family	1mL + 4.3	3.3	68.5%
2	Senior secured	November 30, 2018	$35,441,350	$35,125,383	Various, Various	Multi-Family	1mL + 4.1	3.8	70.4%
3	Senior secured	July 9, 2018	$33,830,000	$33,084,274	Baltimore, MD	Multi-Family	1mL + 3.3	3.4	77.6%
4	Senior secured	August 8, 2018	$35,000,000	$32,526,660	Dallas, TX	Multi-Family	1mL + 3.7	3.4	81.2%
5	Senior secured	November 22, 2019	$31,163,300	$26,500,000	Virginia Beach, VA	Multi-Family	1mL + 2.8	4.8	77.1%
6	Senior secured	May 18, 2018	$28,000,000	$25,355,116	Woodridge, IL	Multi-Family	1mL + 3.8	3.3	76.4%
7	Senior secured	January 15, 2020	$27,350,000	$24,180,000	Chattanooga, TN	Multi-Family	1mL + 3.0	4.9	80.6%
8	Senior secured	December 10, 2019	$26,871,000	$23,938,421	San Antonio, TX	Multi-Family	1mL + 3.2	4.8	71.9%
9	Senior secured	May 31, 2018	$24,700,000	$20,853,067	Omaha, NE	Multi-Family	1mL + 3.7	3.3	77.3%
10	Senior secured	November 26, 2019	$21,625,000	$20,000,000	Doraville, GA	Multi-Family	1mL + 2.8	4.8	76.1%

11	Senior secured	December 6, 2018	$21,000,000	$18,323,572	Greensboro, NC	Multi-Family	1mL + 3.4	3.8	79.8%
12	Senior secured	December 28, 2018	$20,850,000	$18,000,000	Austin, TX	Retail	1mL + 3.9	2.8	71.4%
13	Senior secured	July 10, 2019	$19,000,000	$17,693,931	Amarillo, TX	Multi-Family	1mL + 2.9	4.4	76.4%
14	Senior secured	December 28, 2018	$24,123,000	$17,172,623	Austin, TX	Retail	1mL + 4.1	2.8	60.5%
15	Senior secured	March 13, 2019	$19,360,000	$16,707,856	Baytown, TX	Multi-Family	1mL + 3.1	3.1	80.5%
16	Senior secured	June 28, 2018	$17,000,000	$15,245,253	Greenville, SC	Multi-Family	1mL + 3.9	3.3	76.3%
17	Senior secured	August 29, 2019	$16,800,000	$14,201,707	Carrollton, TX	Multi-Family	1mL + 3.4	4.5	72.5%
18	Senior secured	July 23, 2018	$16,200,000	$12,828,794	Chicago, IL	Office	1mL + 3.8	3.4	72.7%
19	Senior secured	May 24, 2018	$12,720,000	$12,257,454	Austin, TX	Multi-Family	1mL + 3.6	3.3	80.2%
20	Senior secured	August 8, 2019	$14,400,000	$11,541,848	Fort Worth, TX	Multi-Family	1mL + 3.0	4.5	75.8%
21	Senior secured	January 9, 2018	$10,317,000	$10,158,934	North Highlands, CA	Multi-Family	1mL + 4.0	2.9	79.0%
22	Senior secured	March 29, 2019	$10,000,000	$10,000,000	Portsmouth, VA	Multi-Family	1mL + 3.3	2.1	61.4%
23	Senior secured	May 25, 2018	$11,000,000	$9,794,371	Phoenix, AZ	Multi-Family	1mL + 3.9	3.3	69.4%
24	Senior secured	October 9, 2018	$9,250,000	$9,247,423	Dallas, TX	Multi-Family	1mL + 3.7	3.7	78.4%
25	Senior secured	September 11, 2019	$11,135,000	$9,135,000	Orlando, FL	Multi-Family	1mL + 2.8	4.6	69.2%
26	Senior secured	March 12, 2018	$9,112,000	$9,112,000	Waco, TX	Multi-Family	1mL + 4.8	3.1	72.9%
27	Senior secured	February 15, 2018	$10,500,000	$9,047,396	Atlanta, GA	Multi-Family	1mL + 4.3	3.0	80.2%
28	Senior secured	December 13, 2019	$19,990,000	$9,000,000	Seattle, WA	Multi-Family	1mL + 2.9	2.8	29.4%
29	Senior secured	August 30, 2018	$9,034,000	$8,675,645	Blacksburg, VA	Multi-Family	1mL + 3.9	3.5	66.6%
30	Senior secured	January 18, 2019	$10,750,000	$8,238,438	Philadelphia, PA	Multi-Family	1mL + 4.0	1.9	71.3%
31	Senior secured	August 7, 2018	$9,000,000	$8,235,825	Birmingham, AL	Multi-Family	1mL + 3.5	3.5	78.0%
32	Senior secured	February 23, 2018	$8,070,000	$8,070,000	Little Rock, AR	Multi-Family	1mL + 4.3	3.0	81.3%
33	Senior secured	November 13, 2019	$9,310,000	$7,780,000	Holly Hill, FL	Multi-Family	1mL + 2.9	2.8	77.8%
34	Senior secured	January 13, 2020	$8,510,000	$7,760,000	Fort Lauderdale, FL	Multi-Family	1mL + 3.2	4.9	78.4%
35	Senior secured	June 10, 2019	$7,000,000	$6,525,817	San Antonio, TX	Multi-Family	1mL + 3.4	4.3	77.7%
36	Senior secured	December 9, 2019	$6,495,000	$6,230,000	Fort Worth, TX	Multi-Family	1mL + 3.2	4.8	77.7%
37	Senior secured	March 29, 2019	$6,270,000	$5,992,424	Raleigh, NC	Multi-Family	1mL + 3.5	4.1	79.0%
38	Senior secured	August 28, 2019	$6,250,000	$5,955,483	Austin, TX	Multi-Family	1mL + 3.3	4.5	69.9%
39	Senior secured	June 22, 2018	$6,200,000	$5,900,550	Chicago, IL	Multi-Family	1mL + 4.1	3.3	80.5%
40	Senior secured	November 15, 2018	$6,096,000	$5,682,442	Glen Burnie, MD	Multi-Family	1mL + 3.8	1.8	76.0%
41	Senior secured	May 22, 2019	$5,450,000	$5,450,000	Tampa, FL	Multi-Family	1mL + 3.5	4.3	65.7%
42	Senior secured	November 30, 2018	$8,250,000	$5,036,066	Decatur, GA	Office	1mL + 4.1	3.7	56.8%
43	Senior secured	June 10, 2019	$6,000,000	$4,952,000	San Antonio, TX	Multi-Family	1mL + 2.9	4.3	62.9%

44	Senior secured	June 12, 2017	$4,675,000	$4,675,000	Winston-Salem, NC	Multi-Family	1mL + 6.0	0.3	77.2%
45	Senior secured	December 13, 2019	$5,900,000	$4,644,560	Jacksonville, FL	Multi-Family	1mL + 2.9	4.8	74.9%
46	Senior secured	June 29, 2018	$4,525,000	$4,404,365	Washington, DC	Mixed Use	1mL + 4.7	3.3	73.3%
47	Senior secured	May 31, 2019	$4,350,000	$4,275,035	Austin, TX	Multi-Family	1mL + 3.5	4.3	74.1%
48	Senior secured	November 12, 2019	$4,225,000	$4,225,000	Chesapeake, VA	Self-Storage	1mL + 3.2	4.8	64.5%
49	Senior secured	December 13, 2019	$4,407,000	$4,010,000	Marietta, GA	Multi-Family	1mL + 3.0	4.8	77.9%
50	Senior secured	October 10, 2018	$3,569,150	$3,155,897	Philadelphia, PA	Multi-Family	1mL + 4.6	3.7	79.6%
51	Senior secured	June 5, 2018	$2,835,667	$2,835,667	Palatine, IL	Multi-Family	1mL + 4.3	3.3	68.5%

(1) See Note 12 Commitments and Contingencies to our condensed consolidated financial statements for further discussion of unfunded commitments.

(2) LTV as of the date the loan was originated by a Hunt affiliate and is calculated after giving effect to capex and earn-out reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to the origination date.

Our loan portfolio is 100% performing with no loan impairments, loan defaults, or non-accrual loans as of March 31, 2020. Furthermore, 100% of commercial mortgage loans in our portfolio made their April payments. With regards to May payment activity, as of May 11, 2020 we have received payments on 95% of the portfolio by principal balance, or 49 out of 51 loans. Borrowers on the remaining two loans for which we have not yet received payment were granted a seven-day grace period to May 13, 2020. We currently expect to receive payment from these borrowers on May 13, 2020.

We maintain strong relationships with our borrowers and have utilized those relationships to address potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure. Some of our borrowers have indicated they are experiencing difficulties due to the impact of the COVID-19 pandemic. Accordingly, we will engage in discussions with them to work towards the maximization of cash flows and values of our commercial mortgage loan assets.

We have not entered into any forbearance agreements or loan modifications to date. However, due to the widespread economic impact of the COVID-19 pandemic we consider there to be heightened credit risk associated with our commercial mortgage loan portfolio. As such, we can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into any forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 2.9 and 2.8 as of March 31, 2020 and December 31, 2019, respectively. The increase in risk rating was primarily the result of downgrading non multi-family loans to a risk rating of "4" to reflect higher risk in loans collateralized by retail and office properties that are particularly negatively impacted by the COVID-19 pandemic. The following table presents the principal balance and net book value based on our internal risk ratings:

	March 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—
2	7	51,807,628	51,807,628
3	35	451,233,186	451,233,186
4	9	136,325,483	136,325,483
5	—	—	—
	51	$639,366,297	639,366,297

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of March 31, 2020, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $506.4 million and $510.2 million, respectively. See Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

 Equity and Book Value Per Share

As of March 31, 2020, our equity was $114.1 million, and our book value per common share was $4.57 on a basic and fully diluted basis. Our equity increased by $5.5 million compared to our equity as of December 31, 2019, while book value per common share decreased from the previous quarter-end amount of $4.59. The quarter-over-quarter increase in equity is a result of the January 3, 2020 private placement of common stock with an affiliate of ORIX USA.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenues and expenses. All of these estimates reflect our best judgments about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. The three months ended March 31, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates made by management. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for loan losses, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments.

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of March 31, 2020, the Company did not hold any loans placed on non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2020, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

Mortgage Servicing Rights, at Fair Value

Mortgage servicing rights (“MSRs”) are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at Five Oaks Acquisition Corp. ("FOAC"), the Company’s taxable REIT subsidiary ("TRS"). As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a sub-servicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. Residential mortgage loans for which the Company owns the MSRs are directly serviced by two sub-servicers retained by the Company. The Company does not directly service any residential mortgage loans.

MSR income is recognized at the contractually agreed upon rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with which the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

See Note 2 to our consolidated financial statements for the complete listing of our significant accounting policies.

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2020 and December 31, 2019:

This information represents non-GAAP financial measures within the meaning of Item 10(e) of Regulation S-K, as promulgated by the SEC. We believe that this non-GAAP information enhances the ability of investors to better understand the capital necessary to support each income-earning asset category, and thus our ability to generate operating earnings. While we believe that the non-GAAP information included in this report provides supplemental information to assist investors in analyzing our portfolio, these measures are not in accordance with GAAP, and they should not be considered a substitute for, or superior to, our financial information calculated in accordance with GAAP.

	March 31, 2020
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$639,366,297	$1,822,458	$11,334,317	$652,523,072
Collateralized Loan Obligations	(506,416,518)	—	—	(506,416,518)
Other(3)	1,932,605	—	(1,462,269)	470,336
Restricted Cash	6,914,097	—	—	6,914,097
Capital Allocated	$141,796,481	$1,822,458	$9,872,048	$153,490,987
% Capital	92.4%	1.2%	6.4%	100.0%

	December 31, 2019
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$635,260,420	$2,700,207	$10,942,115	$648,902,742
Collateralized Loan Obligations	(505,930,065)	—	—	(505,930,065)
Other(3)	1,610,181	—	(1,623,820)	(13,639)
Restricted Cash	5,069,715	—	—	5,069,715
Capital Allocated	$136,010,251	$2,700,207	$9,318,295	$148,028,753
% Capital	91.9%	1.8%	6.3%	100.0%

(1)Includes cash and cash equivalents.

(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

Results of Operations

As of March 31, 2020, we no longer consolidated the assets and liabilities of the FREMF 2012-KF01 Trust, and as a result, having determined that we are no longer the primary beneficiary of the trust, no longer consolidate the interest and expenses of these trusts. As of March 31, 2020, we consolidated the assets and liabilities of two commercial real estate collateralized loan obligations, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Our results of operations were impacted in part by (i) the repayment in full of the FREMF 2012-KF01 in the first quarter of 2019; (ii) the redemption of preferred stock in the first quarter of 2019; and (iii) the draw of Secured Term Loan in the first quarter of 2019. Consequently, our results of operations for the periods ended March 31, 2020 and March 31, 2019 are not directly comparable. Additionally, although the COVID-19 pandemic did not significantly impact our operating results for the period ended March 31, 2020, we expect the COVID-19 pandemic will affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, interest income, credit losses and commercial mortgage loan reinvestment, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control..

The table below presents certain information from our Statement of Operations for the three months ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$9,165,805	$9,904,188
Multi-family loans held in securitization trusts	—	78,361
Cash and cash equivalents	28,167	—
Interest expense:
Collateralized loan obligations	(4,237,889)	(5,446,889)
Secured Term Loan	(780,441)	(329,113)
Net interest income	4,175,642	4,206,547
Other income:
Realized (loss) on investments, net	—	(709,439)
Unrealized (loss) on mortgage servicing rights	(877,749)	(379,998)
Unrealized gain on multi-family loans held in securitization trusts	—	694,339
Servicing income, net	194,147	248,214
Other income	2	—
Total other (loss)	(683,600)	(146,884)
Expenses:
Management fee	584,821	553,459
General and administrative expenses	765,892	1,466,685
Operating expenses reimbursable to Manager	461,121	540,037
Other operating expenses	300,926	37,757
Compensation expense	54,132	50,023
Total expenses	2,166,892	2,647,961
Net income before provision for income taxes	1,325,150	1,411,702
Benefit from income taxes	226,521	63,065
Net income	1,551,671	1,474,767
Dividends to preferred stockholders	(3,750)	(480,472)
Deemed dividend on preferred stock related to redemption	—	(3,093,028)
Net income (loss) attributable to common stockholders	$1,547,921	$(2,098,733)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$1,547,921	$(2,098,733)
Weighted average number of shares of common stock outstanding	24,911,483	23,687,664
Basic and diluted income (loss) per share	$0.06	$(0.09)
Dividends declared per share of common stock	$0.08	$0.07

Net Income Summary

For the three months ended March 31, 2020, our net income attributable to common stockholders was $1,547,921, or $0.06 basic and diluted net income per average share, compared with a net loss of $2,098,733, or $0.09 basic and diluted net loss per share, for the three months ended March 31, 2019.  The principal drivers of this net income (loss) variance were a decrease in total expenses from $2,647,961 for the three months ended March 31, 2019 to $2,166,892 for the three months ended March 31, 2020, a decrease in preferred dividends from $480,472 for the three months ended March 31, 2019 to $3,750 for the three months ended March 31, 2020 and the deemed dividend of $3,093,028 for the three months ended March 31, 2019, which more than offset an increase in total other loss from $146,884 for the three months ended March 31, 2019 to $683,600 for the three months ended March 31, 2020.

Net Interest Income

For the three months ended March 31, 2020 and the three months ended March 31, 2019, our net interest income was $4,175,642 and $4,206,547, respectively. The decrease was primarily due to (i) a 46bps decrease in weighted-average spread on the loan portfolio for the three months ended March 31, 2020, compared to the corresponding period in 2019; (ii) a decrease in LIBOR in 2020 and; (iii) a full quarter of Secured Term Loan interest expense in 2020, compared to a partial quarter of interest expense due to the draw of the Secured Term Loan on February 14, 2019. This was offset by (i) a $66.5 million increase in weighted-average principal balance of our loan portfolio, and (ii) an increase of 34bps in weighted-average LIBOR floors for the three months ended March 31, 2020, compared to the corresponding period in 2019.

Other (Loss)

For the three months ended March 31, 2020, we incurred a loss of $683,600. This loss was driven by the impact of net unrealized losses on mortgage servicing rights of $877,749 caused by a decrease in interest rates which increased prepayments and lower projected float income, which more than offset net mortgage servicing income of $194,147.

For the three months ended March 31, 2019, we incurred a loss of $146,884. This loss was primarily driven by the impact of (i) net realized losses on sales of investments of $709,439 and (ii) net unrealized losses on mortgage servicing rights of $379,998. These factors were partially offset by (i) net unrealized gains on multi-family mortgage loans held in the FREMF 2012-KF01 Trust of $694,339 and (ii) net mortgage servicing income of $248,214.

The period-over-period increase in other loss was primarily due to the change in unrealized gain (loss) on mortgage servicing rights as a result of lower interest rates and higher prepayment speeds.

Expenses

For the three months ended March 31, 2020, we incurred management fees of $584,821 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,582,071, of which $461,121 was payable to our Manager and $1,120,950 was payable directly by us.

For the three months ended March 31, 2019, we incurred management fees of $553,459 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $2,094,502 of which $540,037 was payable to our Manager and $1,554,465 was payable directly by us.

The period-over-period decrease in operating expenses primarily reflects decreased accounting and audit fees, as well as certain other operating efficiencies.

Impairment

We review each loan classified as held-for-investment for impairment on a quarterly basis. For the three months ended March 31, 2020 and the three months ended March 31, 2019, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax (Benefit) Expense

For the three months ended March 31, 2020 and three months ended March 31, 2019, the Company recognized a benefit from income taxes in the amount of $226,521 and $63,065, respectively.

 Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We finance our commercial mortgage loans primarily with match term collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. As of March 31, 2020, our balance sheet included $40.2 million of a secured term loan and $506.6 million in collateralized loan financing. Our secured term loan matures in January 2025 and our collateralized loan financing is term-matched or matures in 2028 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. As noted in Part I - Item 1 - Business - Qualification as a REIT in our Annual Report on Form 10-K for the year ended December 31, 2019, we continue to remain engaged with the IRS regarding our request for a closing agreement relating to our application of Section 856(c)(6) of the Code in our 2018 federal tax return. The current lack of a definitive closing agreement relating to our application of Section 856(c)(6) of the Code in our 2018 tax return currently limits, and may continue to limit in the future, our ability to execute certain financing transactions and equity capital raises. We believe that we still have access to financing that will not be limited by the fact that a definitive closing agreement with the IRS as not yet been received. However, due to the current market environment created by the COVID-19 pandemic, it may make obtaining this financing more difficult.

In addition, if we were required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets, particularly in a financial market that has been significantly disrupted and less liquid as a result of the ongoing COVID-19 pandemic. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced if such leverage is, at least in part, dependent on the market value of our assets. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition. We seek to limit our exposure to illiquidity risk to the extent possible, by ensuring that the collateralized loan obligations that we use to finance our commercial mortgage loans are not subject to margin calls or other limitations that are dependent on the market value of the related loan collateral.

We had aggregate unfunded loan commitments of $47.7 million in Hunt CRE 2017-FL1, Ltd. as of March 31, 2020. We generally finance the funding of our loan commitments with net cash provided by operating activities. Our future loan fundings comprise funding for capital improvements, leasing costs, interest and carry costs, and fundings will vary depending on the progress of the business plan and cash flows at the mortgage assets. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying mortgage assets. Due to the COVID-19 pandemic, the progress of capital improvements and leasing is anticipated to be slower than otherwise expected, and, as such the pace of future funding relating to these capital needs may be commensurately lower.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2020, we had unrestricted cash and cash equivalents of $11.3 million, compared to $10.9 million as of December 31, 2019.

As of March 31, 2020, we had $40.2 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%, which we used to redeem our 8.75% Series A Cumulative Redeemable Preferred Stock. As of March 31, 2020, the ratio of our recourse debt to equity was 0.4:1.

As of March 31, 2020, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trusts. As of March 31, 2020, the carrying value of these non-recourse liabilities aggregated to $506,416,518. As of March 31, 2020, our total debt to equity ratio was 4.8:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Cash Flows From Operating Activities	2,371,998	2,496,903
Cash Flows From Investing Activities	(4,105,877)	7,191,371
Cash flows From Financing Activities	3,970,463	(2,912,918)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$2,236,584	$6,775,356

During the three months ended March 31, 2020 and 2019, cash, cash equivalents and restricted cash increased by $2.2 million and $6.8 million, respectively.

Operating Activities

For the three months ended March 31, 2020 and 2019, net cash provided by operating activities totaled $2.4 million and $2.5 million, respectively. For the three months ended March 31, 2020, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., VIE’s we consolidate, of $4,828,189, interest received from our senior secured loans held outside the VIE’s we consolidate of $117,769 and cash received from mortgage servicing rights of $194,147 exceeding cash interest expense paid on our Secured Term Loan of $737,637, management fees of $583,441, expense reimbursements of $441,482 and other operating expenditures of $1,178,772. For the three months ended March 31, 2019, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., VIE’s we consolidate, of $4,561,949, interest received from our senior secured loans held outside VIE’s we consolidate of $98,547 and cash received from mortgage servicing rights of $248,214 exceeding cash interest expense paid on our Secured Term Loan of $226,965, management fees of $573,959, expense reimbursement of $648,101 and other operating expenditures of $1,046,526

Investing Activities

For the three months ended March 31, 2020 net cash used in investing activities totaled $4,105,877. This was a result of the purchase and funding of commercial mortgage loans held for investment exceeding the cash received from principal repayment of commercial mortgage loans held for investment during the quarter. For the three months ended March 31, 2 019 net cash provided by investing activities totaled $7,191,371. This was primarily a result of receiving cash from unsettled trades, principal repayment of loans held for investment and retained beneficial interests exceeding the cash used for the purchase and funding of commercial mortgage loans held for investment for the three months ended March 31, 2019.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities totaled $3,970,463 and primarily related to proceeds from issuance of common stock of $5,747,375 partially offset by payments of common dividends of $1,776,912. For the three months ended March 31, 2019, net cash used in financing activities totaled $2,912,918 and primarily related to the redemption of preferred stock of $40,250,000, payment of common and preferred dividends of $1,942,373 and payment of deferred financing costs of $970,545 partially offset by proceeds from our Secured Term Loan of $40,250,000.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2020, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our condensed consolidated balance sheet as a liability. As of March 31, 2020, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 11 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On March 12, 2020, we announced that our board of directors had declared a cash dividend rate for the first quarter of 2020 of $0.075 per share of common stock which was paid on April 15, 2020.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2020. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 1A. Risk Factors

Other than items noted below, there have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019.

The spread of COVID-19 could have a material adverse effect on our business.

Although the full scope and extent of the impacts of COVID-19 on the Company's operations are unknown, we continue to monitor the impacts of the COVID-19 pandemic on the Company's workforce, liquidity and reliability, as well as capital market and macroeconomic conditions and cannot predict with certainty the full extent of the COVID-19 pandemic's impact on its business. However, a protracted slowdown of broad sectors of the economy, changes in demand for commodities, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments.

The outbreak of COVID-19 may have a material adverse impact on our financial condition, liquidity, results of operations and the market price of our common stock, among other things. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although our business has been or could be impacted by COVID-19, we currently believe the following to be among the most material to us:

•COVID-19 could have a significant long-term impact on the global economy and the commercial real estate market generally, which would negatively impact the value of our assets collateralizing our loans. While we believe the principal amount of our loans are protected by the underlying value of the collateral securing the loans, deterioration in the performance of the properties securing out investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•We are actively engaged in discussions with our borrowers to monitor their ability to pay principal and interest, some of whom have indicated that due to the COVID-19 pandemic, they may request forbearance agreements or other loan modifications. These forbearance requests or loan modifications may impact our ability to meet our debt obligations to lenders or satisfy our debt covenants and pay dividends at our current rate or at all to preserve liquidity;
•Economic and market conditions may limit our ability to redeploy proceeds from payment of our existing investments in commercial mortgage loans with similar spreads which may reduce future interest income;
•Interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19 which may result in significant changes to the fair value of our floating rate commercial mortgage loans.
•There are potential challenges facing third-party providers, such as appraisers, environmental and engineering consultants we rely on to make new investments which may make it more difficult to make new investments

Item 3. Defaults Upon Senior Securities

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
32.1**
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification of Interim Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

HUNT COMPANIES FINANCE TRUST, INC.

Dated: May 11, 2020	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2020	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)