Form 10-K
period 2020-12-31
Lument Finance Trust, Inc.
filed 2021-03-15
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to____
Commission file number: 001-35845
LUMENT FINANCE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-4966519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, 23rd Floor, New York, New York	10169
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code (212) 521-6323
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	LFT	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ or No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ or No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $55.5 million as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of March 12, 2021, there were 24,943,383 outstanding shares of common stock, $0.01 par value.

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
These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operation may vary materially from those expressed in our forward-looking statements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•the risks, uncertainties and factors set forth in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K;
•the severity and duration of the novel coronavirus ("COVID-19") pandemic;
•potential risks and uncertainties relating to the ultimate geographic spread of COVID-19;
•actions that may be taken by governmental authorities to contain COVID-19 and treat its impact;
•the potential negative impact of COVID-19 or other public health issues on our business and financial condition and the global economy in general;
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
•increased competition from entities engaged in mortgage lending or investing in our target assets;
•acts of God such as hurricanes, earthquakes, pandemics such as COVID-19 and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or to the owners and operators of the real estate securing our investments;
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
•the potential unavailability of the London Interbank Offered Rate ("LIBOR") after December 31, 2021; and
•our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended ("the Code"), and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").
These and other risks, uncertainties and factors, including the risk factors described in Part 1, Item 1A - "Risk Factors" and Part 2, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All subsequent written and oral forward-looking statements that we make, or that are attributable to us, are expressly qualified in their entirety by this cautionary notice. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1. BUSINESS

References herein to "Lument Finance Trust," "Company," "LFT," "we," "us," or "our" refer to Lument Finance Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Our Company

We are a real estate investment trust ("REIT") focused on investing in, financing and managing a portfolio of commercial real estate ("CRE") debt investments. We primarily invest in transitional floating rate commercial mortgage loans with an emphasis on middle-market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments.

We are externally managed by our manager, OREC Investment Management, LLC, doing business as Lument Investment Management (the "Manager" or "Lument IM") pursuant to the terms of our management agreement. Our Manager is a subsidiary of ORIX Real Estate Capital Holdings, LLC doing business as Lument ("Lument"). Lument is a subsidiary of ORIX Corporation USA ("ORIX USA"), a diversified financial company and a subsidiary of ORIX Corporation ("ORIX"). ORIX is a publicly traded, Tokyo-based international financial services company with assets in excess of $100 billion as of July 2020 and was ranked number 292 on Forbes 2020 Global 2000: World's Biggest Public Companies..

We are a Maryland corporation that was formed in March 2012 and commenced operations in May 2012. We have elected to be taxed as a REIT for U.S. federal income tax purposes. On December 28, 2020, we changed our name from "Hunt Companies Finance Trust, Inc." to "Lument Finance Trust, Inc." and our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "LFT." Previously, our common stock traded on the NYSE under the symbol "HCFT."

The ORIX Transaction

On January 6, 2020, we announced the entry into a new external management agreement with our Manager and the concurrent mutual termination of our management agreement with our prior manager, Hunt Investment Management, LLC ("HIM"). The terms of the new management agreement align with the terms of our prior management agreement with HIM in all material respects, including a cap on reimbursable expenses. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the us.

In connection with the transaction, an affiliate of ORIX USA purchased 1,246,719 shares of our common stock in a private placement at a purchase price of $4.61 per share, resulting in an aggregate capital raise of approximately $5.7 million. The purchase price per share represented a 43% premium over the LFT common share price on January 2, 2020. As a result of this share purchase, an affiliate of ORIX USA owns approximately 5.0% of LFT's outstanding common shares. Also, in connection with the transaction, James C. Hunt resigned as the Company's Chairman of the Board but continues to serve as a member of our board of directors. In addition, our board of directors appointed Interim Chief Financial Officer James A. Briggs as Chief Financial Officer of the Company. James Flynn continues to serve as Chief Executive Officer and now serves as Chairman of the Board, and Michael Larsen continues to serve as President.

Our Manager

We are externally managed and advised by our Manager. Our Manager implements our business strategy, performs investment advisory services with respect to our assets, and is responsible for performing all of our day-to-day operations. Our Manager is an investment adviser registered with the Securities and Exchange Commission ("SEC") and is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, our Manager is entitled to receive a base management fee, an incentive fee, and certain expense reimbursements.

Our Investment Strategy

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle-market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments. We finance our current investments in transitional multifamily and other CRE loans primarily through match term non-recourse CRE collateralized loan obligations ("CLO"). We may utilize warehouse repurchase agreements or other forms of financing in the future. Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expense of funding these investments.

Our investments typically have the following characteristics:

•Sponsors with experience in particular real estate sectors and geographic markets;
•Located in U.S. markets with multiple demand drivers, such as growth in employment and household formation;
•Fully funded principal balance greater than $5 million;
•Loan to Value ratio up to 85% of as-is value and up to 75% of as-stabilized value;
•Floating rate loans tied to one-month U.S. denominated LIBOR or any index replacement;
•Three-year term with two one-year extension options.

We believe that our current investment strategy provides significant opportunities to achieve attractive risk-adjusted returns for our stockholders over time. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy, which is supported by the significant CRE experience of Lument's investment team, and the extensive resources of ORIX USA, will allow us to take advantage of changing market conditions to maximize risk-adjusted returns to our stockholders.

Our Target Assets

Commercial Mortgage Loans. We intend to continue to focus on selectively acquiring first mortgage loans sourced by our Manager and its affiliates. These loans are secured by a first mortgage lien on a commercial property, may vary in duration, predominantly bear interest at a floating rate, may provide for regularly scheduled principal amortization and typically require a balloon payment of principal at maturity. These investments may encompass a whole commercial mortgage loan or may include a participation in a portion of a commercial mortgage loan.

Other Commercial Real-Estate-Related Debt Instruments. We also expect to opportunistically originate and selectively acquire other CRE-related debt instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion or exemption from regulation under the Investment Company Act, as amended (the 'Investment Company Act"), including, but not limited to, the following:

•Mezzanine Loans. These are loans made to the owner of a mortgage borrower and secured by a pledge of the equity interests in the mortgage borrower. These loans are subordinate to a first mortgage loan but senior to the borrower’s equity. These loans may be tranched into senior and junior mezzanine loans, with the junior mezzanine lenders secured by a pledge of the equity in the senior mezzanine borrower. Following a default on a mezzanine loan, and subject to the negotiated terms with the mortgage lender or other senior lenders, the mezzanine lender generally has the right to foreclose on its equity interest in the mortgage borrower and become the owner of the property, directly or indirectly, subject to the lien of the first mortgage loan and any debt senior to it, including any outstanding senior mezzanine debt. In addition, the mezzanine lender typically has additional rights relative to the more senior lenders, including the right to cure defaults under the mortgage loan and any senior mezzanine loan and purchase the mortgage loan and any senior mezzanine loan, in each case under certain circumstances following a default on the mortgage loan. Unlike a B Note holder, the mezzanine lender typically has the authority to administer its own loan, independent from the administration of the mortgage loan.
•Preferred Equity. These are investments subordinate to any mezzanine loan, but senior to the owners’ common equity. Preferred equity investments typically pay a dividend, rather than interest payments, and often provide for the accrual of such dividends if cash flow is insufficient to pay such amounts on a current basis. Preferred equity interests are not secured by the underlying real estate, but upon the occurrence of an issuer’s failure to make payments required by the terms of the preferred equity instrument or certain other specified events of default, the preferred equity holder typically has the right to effectuate a change of control with respect to the ownership of the property, which would include the ability of the preferred equity holder to sell the property to realize its investment. Preferred equity is generally subject to mandatory redemption by the issuer at the end of a specified term.
•Secured Real Estate Securities. These are securities, which may take the form of CMBS or CLOs that are collateralized by pools of CRE debt instruments, often first mortgage loans. The underlying loans are aggregated into a pool and sold as securities to investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, which act on behalf of all investors and distribute the underlying cash flows from the pools of debt instruments to the different classes of securities in accordance with their seniority and ratings.
•Miscellaneous Debt Instruments. This would encompass any other CRE-related debt instruments, if necessary, to maintain our qualification as a REIT for U.S. federal income tax purposes or our exclusion or exemption from regulation under the Investment Company Act.

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to different prevailing market conditions. In the future, we may invest in assets other than our target assets or change our target assets, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion or exemption from regulation under the Investment Company Act.

Our Portfolio

Transitional Multifamily and Commercial Real Estate Loans

As of December 31, 2020, our mortgage loan investment portfolio consisted of 40 senior secured floating rate loans with an aggregate unpaid principal balance of $547.3 million, collectively having a weighted average coupon of 5.1% and a weighted average term to maturity of 3.1 years. All of the loans in our mortgage loan investment portfolio benefit from a LIBOR floor, with a weighted average floor of 1.64%. As of December 31, 2020, 89.5% of the portfolio was supported by multifamily assets.

During 2020, the Company acquired $57.6 million in loans and realized $145.5 million of loan repayments. This activity resulted in net repayments of $87.9 million. The following table details the overall statistics of our loan portfolio as of December 31, 2020:

						Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count		Floating Rate Loan %	Coupon(1)	Term (Years)(2)	LTV(3)
December 31, 2020
Loans held-for-investment
Senior secured loans(4)	$547,345,334	$547,345,334	40		100.0%	5.1%	3.1	74.2%
	$547,345,334	$547,345,334	40	40	100.0%	5.1%	3.1	74.2%

(1)    Weighted average coupon assumes applicable one-month LIBOR rate of 0.14% as of December 31, 2020, and is inclusive of weighted average LIBOR floors of 1.64%.
(2)    Weighted average term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(3)    LTV as of the date the loan was originated and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value which may have occurred subsequent to origination date.
(4)    As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in variable interest entities ("VIEs") and $15,981,933 of the outstanding senior secured loans were held outside VIEs.

The charts below present the geographic dispersion of our loan portfolio and the property types securing our loan portfolio as of December 31, 2020:

MSRs

As of December 31, 2020, the Company retained the servicing rights associated with residential mortgage loans having an aggregate unpaid principal balance of approximately $191.8 million that we had previously transferred to four residential mortgage loan securitization trusts. The carrying value of these MSRs at December 31, 2020 was approximately $0.9 million. HIM, our prior external manager, ceased the aggregation of residential mortgage loans in 2016 and other than servicing our existing portfolio, we do not anticipate any residential loan activity going forward.

Financing Strategy

We use leverage to seek to increase potential returns to our stockholders. We may use of non-recourse CRE CLOs, secured revolving repurchase agreements, term loan facilities, warehouse facilities, asset-specific financing structures and other forms of leverage. As of December 31, 2020, our assets were financed with two match term, non-recourse CRE CLOs and one senior corporate credit facility.

The goal of our leverage strategy is to ensure that, at all times, our leverage ratio is appropriate for the level of risk inherent in the investment portfolio and that each asset class has individual leverage targets that we believe are appropriate. We generally seek, to the extent possible, to match-fund and match-index our investments by minimizing the differences between the duration and indices of our investments and those of our liabilities. We also seek to minimize our exposure to mark-to-market risk.

While our organizational documents and our investment guidelines do not place any limits on the maximum amount of leverage that we may use, our financing facilities require us to maintain particular debt-to-equity leverage ratios. We may change our financing strategy and leverage without the consent of our stockholders.

Competition

We are engaged in a competitive business. In our investing activities, we compete for opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Lument and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and broader access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Act including, provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for investments we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

We believe access to our Manager's professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships will enable us to compete effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Investment Guidelines

Under the management with our Manager, our Manager will be required to manage our business in accordance with certain investment guidelines and policies that have been approved by our board of directors, including each of our independent directors. Under these investment guidelines and policies:

•We will not make an investment that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes.
•We will not make an investment that would cause us to be regulated as an “investment company” under the Investment Company Act.
•We are permitted to invest residential mortgage-backed securities, multi-family mortgage-backed securities, commercial mortgage-backed securities, residential mortgage loans, multi-family mortgage loans, CRE mortgage loans, mortgage servicing rights and other mortgage or real estate-related investments.

•Our Manager may invest the net proceeds of any offerings of our securities in interest-bearing, short-term investments, including money market accounts or funds, that are consistent with our intention to qualify as a REIT for U.S. federal income tax purposes and maintain an exemption from registration under the Investment Company Act.

These investment guidelines may be amended, restated, modified, supplemented or waived by our board of directors (which must include a majority of the independent directors of our board of directors) without the approval of our stockholders.

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

Taxation of the Company

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and comply with the provisions of the Code with respect thereto. Accordingly, we are generally not subject to U.S. federal income tax on the REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may be subject to some U.S. federal, state and local taxes on our income.

Taxable income generated by our taxable REIT subsidiary ("TRS"), is subject to regular corporate income tax. For the fiscal year 2020, our TRS generated did not generate taxable income.

 Qualification as a REIT

Continued qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Income Tests. In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions" (as defined herein), discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), rents from real property, dividends received from other REITs, and gains from the sale of designated real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from "prohibited transactions", discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

Asset Tests. At the close of each calendar quarter, we must also satisfy five tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of designated real estate assets, cash, cash items, U.S. Government securities and, under some circumstances, stock or debt instruments purchased with new capital. Second, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value (the "10% of value asset test") or voting power. The 5% and 10% asset tests do not apply to securities that qualify under the 75% asset test or to securities of a TRS and qualified REIT subsidiaries, and the 10% of value asset test does not apply to "straight debt" having specified characteristics and to certain other securities. Fourth, the aggregate value of all securities of TRSs that we hold may not exceed 20% of the value of our total assets. Fifth, not more than 25% of the value of our total assets may be represented by debt instruments of publicly offered REITs to the extent those debt instruments would not be real estate assets but for the inclusion of debt instruments of publicly offered REITs in the meaning of real estate assets.

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

Ownership. In order to maintain our REIT status, we must not be deemed to be closely held and must have more than 100 stockholders. The closely held prohibition requires that not more than 50% of the value of our outstanding shares be owned by five or fewer "individuals" (as defined for this purpose to include certain trusts and foundations) during the last half of our taxable year. The "more than 100 stockholders" rule requires that we have at least 100 stockholders for at least 335 days of a taxable year. Failure to satisfy either of these rules would cause us to fail to maintain our qualification for taxation as a REIT unless certain relief provisions are available.

Taxation of REIT Dividends

REIT dividends (other than capital gain dividends) received by non-corporate taxpayers may be eligible for a 20% deduction. This deduction is only applicable to investors of LFT that receive dividends and does not have any impact on us. Without further legislation, the deduction would sunset after 2025. Investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. With effect from January 18, 2018, our corporate headquarters are located at 230 Park Avenue, 23rd Floor, New York, NY 10169 and our telephone number is (212) 521-6323. We are externally managed by our Manager pursuant to the management agreement between us and our Manager. We have no employees. Our executive officers, all of whom were provided by our Manager, are employees of Lument.

As of March 13, 2020, our Manager and its affiliates implemented a work from home ("WFH") policy for employees in all locations. The WFH policy remains in effect as of the date of this filing. Our Manager's highly experienced senior team and dedicated employees are fully operational during this ongoing disruption and are continuing to execute on all investment management, asset management, servicing, portfolio monitoring, financial reporting and related control activities. Our Manager's and affiliates' employees are in constant communication to ensure timely coordination and early identification of issues. We continue to engage in ongoing active dialogue with the borrowers in our commercial loan portfolio to understand what is taking place at the properties collateralizing our investments.

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.lumentfinancetrust.com. We make available free of charge, through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Code of Business Conduct and Ethics and Policy Against Insider Trading and our Corporate Governance Guidelines along with the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website. Information on our website is neither part of nor incorporated into this Annual Report on Form 10-K.

Website Disclosure

We use our website (www.lumentfinancetrust.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings, public conference calls, and webcasts. In addition you may automatically receive email alerts and other information about Lument Finance Trust, Inc. when you enroll your email address by visiting "Investor Relations & Email Alerts" section of our website at https://www.lumentfinancetrust.com/investor-relations/email-alerts/. The contents of our website and any alerts are not, however, a part of this report.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Investment Strategy and Our Businesses
•We may be unable to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
•We may change business policies without shareholder approval.
•Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business.
•We may not be able to raise sufficient capital to fund our operations due to adverse changes in our credit ratings, or our ability to refinance our existing debt or issue new debt.
•We may invest or spend the net proceeds for our equity or debt offerings in ways with which our investors may not agree and in ways that may not earn a profit.
•We are subject to various risks in our floating-rate commercial mortgage loan portfolio, including, but not limited to interest rate risk, prepayment risk and credit risk.
•The replacement of LIBOR with an alternative reference rate may adversely affect interest expense related to outstanding debt.
•The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our financial.
•Actions, policy, or key leadership changes in government agencies, or changes to laws or regulations, including those related to tax, accounting, debt, derivatives, government spending, or funding may adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Risks Related to Financing and Hedging
•Our strategy involves leverage, which may amplify losses and there is no specific limit on the amount of leverage we may use.
•We may incur significant additional debt in the future, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.
•Lenders generally require us to enter into restrictive covenants relating to our operations.
•An increase in our borrowing costs relative to the interest that we receive on investments in our mortgage related investments may adversely affect our profitability and cash available for distributions to our stockholders.
•Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies

Risks Associated with Our Relationship with Our Manager
•Our board of directors has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager.
•We are dependent on our Manager and its key personnel for our success.
•Our Manager is subject to extensive regulation as an investment advisor, which could adversely affect its ability to manage our business

Risks Related to Our Securities
•Future offerings of debt or equity securities that rank senior to our common stock may adversely the market price of our common stock
•We have not established a minimum distribution payment level on our common stock and we cannot assure you of our ability to make distributions in the future, or that our board of directors will not reduce distributions in the future regardless of such ability.

Risks Related to Our Organization and Structure
•Maintenance of our exclusion from the Investment Company Act will impose limits on our business.
•Loss of our exclusion from regulation pursuant to the Investment Company Act would adversely affect us.
•Stockholders have limited control over changes in our policies and procedures.
•Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
Tax Risks
•If we failed to qualify as a REIT, we would be taxed at corporate rates and would not be able to take certain deductions when computing our taxable income.
•If we failed to qualify as a REIT, we may default on our current financing facilities and be required to liquidate our assets, and we may face delays or inabilities to procure future financing.
•Complying with REIT requirements may cause us to forgo otherwise attractive opportunities and may require us to dispose of our target assets sooner than originally anticipated.
•Qualifying as a REIT involves highly technical and complex provisions of the Code.

Risks Related to the Ongoing COVID-19 Pandemic

The ongoing outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and to our business, and has had and may continue to have an adverse impact on our financial performance and results of operations.

As of the date hereof, there is an ongoing outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and to every state in the United States. The World Health Organization ("WHO") has designated COVID-1 as a pandemic, and numerous countries, including the united States, have declared national emergencies with respect to COVID-19. The United States and other countries have reacted to the COVID-19 outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak has been rapidly evolving, and many countries have reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential offices, retail centers, hotels, and other businesses, and taking other restrictive measures designed to help slow the spread of COVID-19. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are disrupting global supply chains, increasing rates of unemployment and adversely impacting many industries. Moreover, with the continued spread of COVID-19 governments and businesses are likely to take increasingly aggressive measures to help slow its spread. For this reason, among others, as COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess.

The outbreak of COVID-19 may have material adverse impact on our financial condition, liquidity, results of operations and the market price of our common stock, among other things. We expect these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although our business has been or could be impacted by COVID-19, we currently believe the following to be among the most material to us:

•COVID-19 could have a significant long-term impact on the broader economy and the commercial real estate market generally, which would continue to negatively impact the value of our assets collateralizing our loans. While we believe the principal amount of our loans are protected by the underlying value of the collateral securing the loans, deterioration in the performance of the properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•We are actively engaged in discussions with our borrowers to monitor their ability to pay principal and interest, some of whom have indicated that due to the COVID-19 pandemic, they may request forbearance agreements or other loan modifications. These forbearance requests or loan modifications may impact our ability to meet our debt obligations to lenders to satisfy our debt covenants and pay dividends at our current rate or at all to preserve liquidity;
•Economic and market conditions may limit our ability to redeploy proceeds from payment of our existing investments in commercial mortgage loans with similar spreads which may reduce future interest income;
•Interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19 which may result in significant changes to the fair value of our floating commercial mortgage loans, and;
•There are potential challenges facing third-party providers, such as appraisers, environmental and engineering consultants we rely on to make new investments which may make it more difficult to make new investments.

The immediately preceding outcomes are those we consider to be most material as a result of the pandemic. We have also experienced and may experience other negative impacts to our business that could exacerbate other risks described herein, including:

•lack of liquidity in certain of our assets;
•risks associated with loans to properties in transition or construction;
•impairment of our investments and harm to our operation form a prolonged economic slowdown, a lengthy or severs recession or declining real estate values;
•the concentration of our loans and investments in terms of geography, asset types and sponsors;
•losses resulting from foreclosing on certain of the loans we acquire;
•our corporate debt;
•risks associated with non-recourse securitizations which we use to finance our assets;
•borrower and counterparty risks;
•operational impacts on ourselves and our third-party advisors, service providers, vendors and counterparties, including operating partners, property managers, other independent third-party appraisal firms that provide appraisals of properties collateralizing our loans, our lenders and other providers of financing, and legal and diligence professional that we rely on for acquiring our investments;
•limitation on our ability to ensure business continuity in the event our, or our third-party advisors' and service providers', continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•the availability of key personnel of the Manager and our service providers as they face changes circumstances and potential illness during the pandemic; and
•other risks described herein.

Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

Risks Related to Our Investment Strategies and Our Businesses

We may not be able to operate our businesses successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to operate our businesses successfully or implement our operating policies and strategies. Our Manager may not be able to successfully execute our investment and financing strategies as described in this Annual Report on Form 10-K, which could result in a loss of some or all of your investment. Our results of operations depend on several factors, including our Manager's ability to execute on our investment and financing strategies, the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions. Our revenues will depend, in large part, on our Manager's ability to execute on our investment and financing strategies, and our ability to acquire assets at favorable spreads over our borrowing costs. If our Manager is unable to execute on our investment and financing strategies, or we are unable to acquire assets that generate favorable spreads, our results of operations may be adversely affected, which could adversely affect our ability to make or sustain distributions to our stockholders.

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

We seek to generate current income and attractive risk-adjusted returns for our stockholders. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value, and the assets that we acquire may experience defaults of interest and/or principal payments, including as a result of COVID-19. Accordingly, we may not be able to realize gains or income from our assets. Any income that we do realize may not be sufficient to offset other losses that we experience.

We may change our target assets, investment or financing strategies and other operational policies without stockholder consent, which may adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization, distributions, financing strategy and leverage at any time without the consent of our stockholders, which could result in an investment portfolio with a different, and possibly greater, risk profile. A change in our target assets, investment strategy or guidelines, financing strategy or other operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Annual Report on Form 10-K. In addition, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without approval of our stockholders, if it determines that it is no longer in our best interests to maintain our REIT qualification. These changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The impact of any future terrorist attacks, the occurrence of a natural disaster, a significant climate change, health concerns regarding pandemic diseases (such as the continued outbreak of novel coronavirus) or changes in laws and regulations expose us to certain risks.

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

Moreover, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. TRIA was scheduled to expire at the end of 2020 but was reauthorized, with some adjustments to its provisions, in December 2019 for seven years through December 31, 2027. However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2027. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of December 31, 2020, one-month USD LIBOR was 0.14%, as compared to 0.15% as of September 30, 2020. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our-then-current portfolio. As of December 31, 2020, 100.0% of our loans by principal balance earned a floating rate of interest indexed to one-month LIBOR. The interest rates we pay under our current financing arrangements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decline.

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

The typical borrower in a transitional loan has usually identified an asset which the borrower believes is undervalued or that has been under-managed, or is undergoing a repositioning plan including a potential capital improvement. If the market in which the asset is located fails to perform according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers typically use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower's inability to obtain permanent financing to repay the transitional loan. Risks of cost overruns and renovations of properties in transition may result in significant losses. The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to the standards established for the market position intended for the property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment on a timely basis or at all. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest on the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

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

We may invest in transitional multifamily loans, commercial real estate loans, CRE debt securities and other similar structured finance investments, which are secured by income producing properties. Such loans are typically made to single-asset entities, and the repayment of the loan is dependent principally on the net operating income from the performance and value of the underlying property. The volatility of income performance results and property values may adversely affect our transitional multifamily loans, commercial real estate loans and CRE debt securities and similar structured finance investments.

Our transitional multifamily and commercial real estate loans are secured by the underlying commercial property and, in each case are subject to risks of delinquency, foreclosure and loss. Transitional multifamily loans, commercial real estate loans, CRE debt securities and other similar structured finance investments generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental and/or tax legislation, and acts of God, terrorism, social unrest and civil disturbances.

Multifamily and commercial real estate property values and net operating income derived therefrom are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions; changes in tax laws; local real estate conditions; changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property’s owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

Declines in the borrowers’ net operating income and/or declines in property values of collateral securing transitional multifamily loans, commercial real estate loans or CRE debt securities and other similar structured finance investments could result in defaults on such loans, declines in our book value from reduced earnings and/or reductions to the market value of the investment.

Our target assets may include commercial real estate loans which are funded with interest reserves and borrowers may be unable to replenish such interest reserves once they run out.

We invest in transitional commercial real estate and we expect that borrowers may be required to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We may also require the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wishes to exercise extension options under the loan. Revenues on the properties underlying any commercial real estate loan investments may decrease in an economic downturn which would make it more difficult for borrowers to meet their payment obligations to us. Some borrowers may have difficulty servicing our debt and may not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flows.

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

Actions of the U.S. government, including the U.S. Congress, Federal Reserve Board, U.S. Treasury Department and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and could materially and adversely affect us.

In July 2010, the Dodd-Frank Act was signed into law, which imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the so-called "Volcker Rule" provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities (and certain affiliates thereof) and on their ability to sponsor or invest in private equity and hedge funds. It also subjects nonbank financial companies that have been designated as "systemically important" by the Financial Stability Oversight Council to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. In October 2014, five U.S. federal banking and housing agencies and the SEC issued final credit risk retention rules, which generally require sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. These rules, which have become generally effective with respect to new securitization transactions backed by mortgage loans, could restrict credit availability and could negatively affect the terms and availability of credit to fund our investments. While the full impact of the Dodd-Frank Act cannot be fully assessed, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, which may, in turn, have a material adverse effect on us.

On December 16, 2015, the U.S. Commodity Futures Trading Commission (the "CFTC") published a final rule governing margin requirements for uncleared swaps entered into by registered swap dealers and major swap participants who are not supervised by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the "Prudential Regulators"), referred to as "covered swap entities". The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having "material swaps exposure," defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of "initial margin" in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in schedule until September 1, 2020, when the average aggregate daily notional amount will thenceforth be $8 billion as calculated from June, July and August of the previous calendar year. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post and/or collect (as applicable) "variation margin" in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, which apply to registered swap dealers, major swap participants, security-based swap dealers and major security-based swap participants that are supervised by one or more of the Prudential Regulators. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. On February 3, 2017, former President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. The full scope of President Trump’s short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the U.S. financial services industry, including changes to the Financial Stability Oversight Council, the Volcker Rule and credit risk retention requirements, among other areas. In addition, on February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit ruled that CLO managers need not comply with the credit risk retention rules discussed above. No assurances can be given as to the passage of any pending legislation or the ultimate resolution of any pending litigation or the impact that these actions could have on our results of operations or financial condition.

Volatility in global financial markets might continue and the federal government may continue to take measures to intervene.

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

Certain actions by the U.S. Federal Reserve could cause a change in the expected level of interest rates, which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

On March 15, 2020, based on the effects of the COVID-19 pandemic and its impact on economic activity and risks posed to the Federal Reserve's economic outlook, the Federal Reserve lowered its target range for the federal funds rate to 0 to 1/4 percent and has since maintained the target range at 0 to 1/4 percent at all meetings through December 6, 2020. The Federal Reserve also indicated that it expects it will be appropriate maintain this target range until labor market conditions have reached levels consistent with the Committee's assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time. In addition, the Federal Reserve will continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage-backed securities by at least $50 billion per month until substantial further progress has been made toward the Committee's maximum employment and price stability goals. There is still considerable uncertainty concerning the speed at which the Federal Reserve will continue to adjust rates. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for commercial real estate loans. Such uncertainty and volatility often leads to asset price volatility, wider spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Our investments in commercial mortgage backed securities, CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, ORIX Real Estate Capital, LLC ("OREC"), an affiliate of our Manager, may take actions that could adversely affect our interests.

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

With respect to the commercial mortgage-backed securities and CLOs in which we have invested and may invest in the future, overall control over the special servicing of the related underlying mortgage loans will be exercised by HSC or another special servicer or collateral manager designated by a "directing certificate holder" or a "controlling class representative," which is appointed by the holders of the most subordinated class of commercial mortgage-backed securities in such series. Unless we acquire the subordinate classes of existing series of commercial mortgage-backed securities and CLOs, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If the loans that we originate or acquire do not comply with applicable laws, we may be subject to penalties, which could materially and adversely affect us.

Loans that we may originate or acquire may be directly or indirectly subject to U.S. federal, state or local governmental laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and American with Disabilities Acts and local zoning laws (including, but not limited to, zoning laws that allow permitted non-conforming uses). If we or any other person fails to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Additionally, jurisdictions with "one action," "security first" and/or "antideficiency rules" may limit our ability to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Once we are no longer a smaller reporting company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify a material weakness in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to asset that our internal controls over financial reporting is effective or if, once we are no longer a smaller reporting company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

In connection with securitization transactions wherein Five Oaks Acquisition Corp. ("FOAC") sold mortgage loans to the securitization trust and holds the MSRs with respect to those mortgage loans, FOAC entered into sub-servicing agreements with one or more sub-servicers. Pursuant to the terms of the sub-servicing agreements, FOAC is required to refund or to fund any servicing advances that are obligated to be made by the sub-servicers. FOAC is therefore exposed to the potential loss of any servicing advance that becomes non-recoverable. Such advances and exposure going forward could adversely affect our liquidity or cash flow during a financial period.

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

We are engaged in a competitive business. In our investing activities, we compete for opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Lument IM and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and broader access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including, provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for investments we target may lead to decreasing yields, which may further limit our ability to generate targeted returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Also, as a result of this competition, desirable investments in these assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

A prolonged economic recession and declining real estate values could impair our assets and harm our operations.

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The transitional multifamily and other commercial real estate loans in which we may invest will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on the transitional multifamily and other commercial real estate loans in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We may acquire CRE debt securities and other similar structured finance investments. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related CRE debt securities and other similar structured finance investments. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before acquiring certain assets, such as transitional multifamily and other commercial real estate loans or other mortgage-related assets, our Manager conducts (either directly or using third parties) due diligence. Such due diligence may include (1) an assessment of the strengths and weaknesses of the asset’s credit profile, (2) a review of all or merely a subset of the documentation related to the asset, or (3) other reviews that we or our Manager may deem appropriate to conduct. There can be no assurance that we or our Manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts and potential liabilities or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our financial condition and results of operations.

Our Manager utilizes analytical models and data in connection with the valuation of certain of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of certain of our target assets, our Manager may rely heavily on analytical models and information and data supplied by third parties. Models and data are used to value potential target assets, potential credit risks and reserves and also in connection with hedging our acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager may be induced to buy for us certain target assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, Kroll Bond Rating Agency, DBRS, Inc., Egan Jones, or other rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

There continues to be uncertainty around the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the mortgage loans. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as "robo-signing"), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers may have difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states.

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

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of transitional floating-rate multifamily and commercial real estate loans and other mortgage related investments available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of transitional floating-rate multifamily and commercial real estate loans and other mortgage related investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders may be adversely affected.

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because some of our future investments may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Given the current state of the U.S. economy due to the ongoing COVID-19 pandemic, there can be no guarantee that the yield curve will not become and/or remain inverted.

Increases in interest rates typically adversely affect the value of certain of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We invest in transitional multifamily and other commercial real estate loans, as well as other mortgage related investments. In a normal yield curve environment, an investment in the fixed-rate component of such assets will generally decline in value if future long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

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

Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2020, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

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

Changes to the method of determining the London Interbank Offered Rate ('LIBOR") or selection of a replacement for LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations and financial results.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to no longer compel or persuade participating banks to submit LIBOR quotations and would phase out LIBOR as a benchmark by the end of 2021. More recently, in November 2020, the ICE Benchmark Administration ("IBA") announced a consultation on the extension of most tenors of USD LIBOR until June 30, 2023. The proposed extension would not apply to the rate’s other denominations - euro, sterling, Swiss franc and Japanese yen. The final announcement regarding the dates for cessation of all USD LIBOR tenors is not expected until early 2021, when IBA’s consultation period ends. However, U.S. banking regulators have made clear that USD LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the Federal Reserve, has recommended the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to U.S. dollar LIBOR. The International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that provides for SOFR as the primary replacement rate in the event of a LIBOR cessation. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed on a daily basis and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate for specified tenors and relies, to some degree, on the expert judgment of submitting panel members/ Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. As a result, parties may seek to adjust spreads relative to such reference rate in underlying contractual arrangements.

Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the U.K. or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by or due to us or our funds. Furthermore, a significant number of our financing obligations are LIBOR-linked and may be negatively impacted by any changes to LIBOR and the uncertainty relating thereto. As such, LIBOR-related changed could affect our overall results of operations and financial condition.

We may invest in MBS which are subordinate in right of payment to more senior securities.

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

Changes in prepayment rates may adversely affect our profitability.

Our business is primarily focused on investing in, financing and managing floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage. Prepayment rates may also be affected by conditions in the financial markets, general economic conditions and the relative interest rates on commercial mortgages, which could lead to an acceleration of the payment of the related principal. While we will seek to manage prepayment risk, in selecting our real estate investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. Additionally, we are subject to prepayment risk associated with the terms of our CLOs. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our CLOs are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

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

Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption, including protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection and looting in geographic regions where the properties securing our investments are located. Such events may result in property damage and destruction and in restrictions, curfews, or other governmental actions that could give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

There have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the U.S., including Atlanta, Seattle, Los Angeles, Washington D.C., New York City, Minneapolis and Portland, as well as globally, including in Hong Kong. While protests have been peaceful in many locations, looting vandalism and fires have taken place in cities, which led to the imposition of mandatory curfews, and, in some locations, deployment of the U.S. National Guard. Governmental actions taken place to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and duration of demonstrations, protests or other factors is uncertain, and we cannot assure there will not be further political or social unrest in the future or that there will not be other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

Any or all of the foregoing could have material adverse effect on our financial condition, results of operations and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial , may also have potential to materially adversely affect our business, financial condition and results of operations.

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

We have utilized and may utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses.

We have utilized and may utilize in the future, non-recourse securitizations of our portfolio investment to generate cash for funding new loans and investments and other purposes. These transactions generally involve creating a special-purpose entity, contributing a pool of our assets to the entity, and selling interest in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu participation in the securitized pool of loans.

Prior to any such financing, we may use short-term facilities to finance the acquisition of assets until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. As a result, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investment to maximize the efficiency of a CMBS, CLO or other private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investment for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect or performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. In addition, the inability to securitize our portfolio may hurt our performance and our ability to grow our business.

In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest or other subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interest, the structure of the entities that hold risk retention interest and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as an issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connections with securitization of mortgage loans. It is likely, therefore, that these risk retentions rules will increase the administrative and operational cost of asset securitizations.

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

Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time based upon an index (typically LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to changes to, or the elimination of, LIBOR, see "Risk Factors—Risks Related to Our Investment Strategies and Our Businesses—Changes in the method for determining LIBOR or a replacement of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition." Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

Core earnings is not a measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP") and is defined in our management agreement in this Annual Report on Form 10-K.

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. All of our officers are employees of an affiliate of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, there can be no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and professionals. The initial term of our management agreement with our Manager only extends until January 3, 2023, with automatic one-year renewals thereafter. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

The management agreement with our Manager may be costly and difficult to terminate, including for our Manager’s poor performance.

The Management Agreement automatically renews for successive one year terms beginning January 3, 2023 and each January 3 thereafter, unless it is sooner terminated upon written notice delivered to the Company or Manager, as applicable, no later than 180 days prior to a renewal date either (i) by the Company upon the affirmative vote of at least two-thirds (2/3) of the independent directors of the Board or by a vote of at least two-thirds of the Company's outstanding shares of common stock, based upon a determination that (a) the Manager’s performance is unsatisfactory and materially detrimental to the Company or (b) the compensation payable to the Manager under the Management Agreement is not fair to the Company (provided that in the instance of (b), we shall not have the right to terminate the Management Agreement if the Manager agrees to continue to provide services under the Management Agreement at fees that at least two-thirds of the independent directors of the Board determine to be fair, provided further that in the instance of (b), the Manager will be afforded the opportunity to renegotiate its compensation prior to termination) or (ii) by the Manager. We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from us "for cause" as described in the Management Agreement. In the event of a termination of the Manager other than a termination for cause, we are required to pay a termination fee to the Manager. The termination fee is equal to three times the sum of (a) the average annual Base Management Fee and (b) the average annual Incentive Compensation, in each case, earned by the Manager during the twenty-four month period immediately preceding the effective date of termination, calculated as of the end of the most recently completed fiscal quarter before the effective date of termination. Our Manager may terminate the Management Agreement upon written notice delivered no later than 180 days prior to a renewal date.

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

We are subject to conflicts of interests arising out of our relationship with ORIX, including our Manager and its affiliates. In addition, we are managed by our Manager, an ORIX affiliate, and our executive officers are employees of an affiliate of our Manager or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, ORIX and their respective affiliates, will enable us to identify, adequately address or mitigate all potential conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and ORIX includes:

•Allocation of Investment Opportunities. Certain conflicts of interest may arise from the fact that ORIX, its affiliates, and our Manager may provide investment management and other services both to us and to other persons or entities, whether or not the investment objectives or policies of such other person or entity are similar to those of ours, including without limitation, the sponsoring, closing and/or managing of any Lument IM fund.
•ORIX's Investment Advisory and Proprietary Activities. ORIX makes investments pursuant to an investment strategy that is similar to the investment strategy implemented by Lument IM with respect to LFT, on behalf of itself and its own investment vehicles. Further, certain affiliates of ORIX originate investment opportunities that may be suitable for LFT but which are allocated to other investment funds managed by an affiliate of ORIX. Therefore ORIX or an affiliate may originate opportunities that are suitable for LFT but are allocated to entities primarily owned by ORIX or its affiliates.

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

Our common stock is listed on the NYSE under the symbol "LFT." Stock markets, including the NYSE, have experienced significant price and volume fluctuations over the past several years. As a result, the market price of our securities has been and is likely to continue to be similarly volatile, and investors in our securities have experienced since the initial offering of our securities and may continue to experience a decrease in the value of their securities.

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

We intend to announce quarterly dividends in arrears on a quarterly basis to holders of our common stock. If substantially all of our taxable income has not been paid by the close of any calendar year, we intend to declare a special dividend to holders of our common stock prior to December 31st of the current year, to achieve this result.

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

We conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, in Section 3(a)(1)(C) of the Investment Company Act are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and at least 80% of our assets in qualifying real estate interests plus "real estate-related assets." We generally rely on guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

When we acquire (i) 100% of the expected loss exposure and all of the directing certificate holder’s rights in a securitization trust; or (ii) 100% of the subordinated certificates issued by a securitization trust into which we sell loans, which certificates have the sole ability, inter alia, to foreclose against defaulting loans and have all of the interests in the trust’s expected loss disclosure; we may treat the full amount of loans in the trust as qualifying real estate. When we acquire less than 100% of the subordinated certificates in a securitization trust (and accordingly have less than 100% of the trust’s expected loss exposure), we will treat our net investment amount in such trust as real estate related assets.

The foregoing treatments are not based on specific and particular guidance from the SEC staff. Accordingly, there can be no assurance that such treatments, particularly as to the treatment of the loans in a trust described by "(i)" or "(ii)" above as qualified real estate interests and in such amounts as described above, will continue to be appropriate. Additionally, we use our net investment amount in any securitization trust (rather than the amount of loans in such trust) that is not described by "(i)" above when calculating whether we continue to meet the requirements of the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. If we were required to use the aggregate face amount of loans in any such securitization trust in making such calculation, it is likely that the exclusion would no longer be available to us given the large amount of those loans vis-a-vis our current and expected holdings of other qualifying real estate interests. Similarly, if we were required to use the aggregate face amount of loans in future securitization trusts where we own 100% of the subordinated certificates but do not own the rights, inter alia, to foreclose against defaulting loans, it is likely that the exclusion would no longer be available to us as the aggregate amount of the loans in such securitization trust increases over time. If the SEC or its staff determines that any of these securities are not qualifying real estate interests or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exclusions or changes its interpretation of the above exclusions based on our methodology for calculating compliance or otherwise, we could be required to substantially restructure our activities including selling material amounts of our assets and to adopt changes to our investment strategy.

Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through majority owned subsidiaries, such business will be conducted in such a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act, because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We intend to monitor our portfolio periodically to insure compliance with the 40% test, to the extent we have made such election. In such case, we would be a holding company which conducts business exclusively through majority owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

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

In order for us to maintain our REIT qualification for each taxable year after December 31, 2012, during the last half of any taxable year no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT among other purposes and subject to certain exceptions, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our equity securities. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our equity securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our board of directors has granted XL Investments an exemption from the 9.8% ownership limitation. As of March 1, 2021, XL Investments, together with XL Global, Inc. (collectively, the "XL companies"), owned 13.4% of our common stock. On May 16, 2018, our board of directors granted Hunt Companies Equity Holdings, LLC and James C. Hunt (collectively, the "Hunt Investors") an exemption from the 9.8% ownership limitation subject to a Hunt Investors ownership limit of 11.8%. As of March 1, 2021, the Hunt Investors collectively owned 9.9% of our common stock.

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

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and the XL Companies and certain affiliates thereof, the parent of which is AXA SA. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations with the XL Companies and certain affiliates thereof. As a result, the XL Companies and affiliates thereof may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. However, our board of directors may repeal or modify this exemption at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and the XL Companies and certain affiliates thereof.

The "control share" provisions of the MGCL provide that holders of "control shares" of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

XL Investments holds a significant interest in our outstanding common stock. As of March 1, 2021, the XL Companies owned 13.4% of our common stock. As a result, the XL Companies potentially have the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. We have agreed with XL Investments that, for so long as XL Investments together with certain affiliates of the XL Companies collectively beneficially owns at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board meetings, but such observer has no right to vote at any such board meetings.

We are a "smaller reporting company” and we may avail ourselves of the reduced disclosure requirements, which may make the Company’s securities less attractive to investors.

As a "smaller reporting company," the Company has relied on exemptions from certain disclosure requirements that are applicable to other public companies. The Company may continue to rely on such exemptions for so long as the Company remains a "smaller reporting company." These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation. We may continue to rely on such exemptions for so long as we remain a smaller reporting company under applicable SEC rules and regulations. The Company’s reliance on these exemptions may result in the public finding the Company’s securities to be less attractive and adversely impact the market price of the Company’s securities or the trading market thereof.

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

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to (1) determining the fair value of our investments, (2) assessing the adequacy of the allowance for loan losses or credit reserves and (3) appropriately consolidating VIEs for which we have determined we are the primary beneficiary. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be inaccurate, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and our ability to make distributions to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Tax Risks

If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and our subsidiary, Lument Commercial Mortgage Trust, Inc. elected to be taxed as a REIT commencing with its short taxable year ended December 31, 2018 and in each case to comply with the provisions of the Internal Revenue Code with respect thereto. Our and its continued qualification as a REIT will depend on our and its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our and its ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Further, there can be no assurance that the U.S. Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

Furthermore, any REIT in which we invest directly or indirectly, including Lument Commercial Mortgage Trust, Inc., the REIT through which we own our interests in our CLOs, is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT. If the subsidiary fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to U.S. federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as REIT unless we are able to avail ourselves of certain statutory relief provisions.

If we fail to remain qualified as REIT, we may default on our current financing facilities and be required to liquidate our assets, and we may face delays or inabilities to procure future financing.

Failure to maintain qualified as a REIT could result in an event of default under our credit facility and CLOs, and we may be required to liquidate all or substantially all of our assets, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to our CLOs or credit facility and any related guaranty agreements on terms that may be unfavorable to us. If we are unable to negotiate a waiver or replace or refinance our assets under a new credit facility or CLO on favorable terms or at all, our financial conditions, results of operations and cash flows could be adversely affected.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is 20%, exclusive of a 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Thus, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity securities.

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

To maintain our qualification as a REIT, we must satisfy five tests relating to the nature of our assets at the end of each calendar quarter. First, at least 75% of the value of our total assets must consist of cash, cash items, government securities and real estate assets, including certain mortgage loans and securities and debt instruments issued by publicly offered REITs. Second, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value or voting power. Third, no more than 5% of the value of our total assets can consist of the securities of any one issuer. Fourth, no more than 20% of our total assets can be represented by securities of one or more TRSs. Fifth, not more than 25% of our assets may consist of debt instruments issued by publicly offered REITs to the extent that such debt instruments constitute "real estate assets" for purposes of the 75% asset test described above only because of the express inclusion of "debt instruments issued by publicly offered REITs" in the definition. If we fail to comply with these requirements at the end of any calendar quarter, we will lose our REIT qualification unless we are able to qualify for certain statutory relief provisions, which may involve paying taxes and penalties. In order to comply with the asset tests, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and the amount available for distribution to our stockholders.

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

We may continue to acquire mortgage-backed securities in the secondary market for less than their face amount. In addition, as a result of our ownership of certain mortgage-backed securities, we may be treated for tax purposes as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In addition, as a result of our ownership of certain mortgage-backed securities, we may be treated for tax purposes as holding distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under applicable U.S. Treasury Department regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

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

Finally, in the event that any debt instruments or mortgage-backed securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by us encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes, resulting in "excess inclusion income." As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt U.S. stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company, or RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to maintain our REIT qualification, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and liabilities. Under these provisions, any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute "gross income" for purposes of the 75% or 95% gross income tests, if certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the REIT gross income tests.

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

A REIT’s net income from "prohibited transactions" is subject to a 100% tax. In general, "prohibited transactions" are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that certain loans that we are treating as owning for U.S. federal income tax purposes and certain property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although we expect to avoid the prohibited transactions tax by contributing those assets to one of our TRSs and conducting the marketing and sale of those assets through that TRS, no assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to U.S. federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

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

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including: (1) part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as UBTI if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI; (2) part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute UBTI if the investor incurs debt in order to acquire the stock; (3) part or all of the income or gain recognized with respect to our stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Internal Revenue Code may be treated as UBTI; and (4) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a "taxable mortgage pool," or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as UBTI.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties. We maintain our corporate headquarters at 230 Park Avenue, 23rd Floor, New York, NY 10169 in office space furnished to us by our Manager. We reimburse our Manager under the management agreement between us for lease and other related expenses incurred in furnishing us with our offices. We believe that our property is maintained in good condition and is suitable and adequate for our purposes.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not party to any litigation or legal proceeding or, to the best of our knowledge, any threatened litigation or legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 12, 2021, the last reported sales price for our common stock on the New York Stock Exchange under symbol "LFT" was $3.44.

Holders

At December 31, 2020, there were 24,943,383 shares of our common stock outstanding. As of March 12, 2021, there were 16 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held in "street name" through banks or broker dealers.

Dividends

Dividends on our common stock are paid on a quarterly basis.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2021 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2019 through December 31, 2020:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 18, 2019	$0.070	March 29, 2019	April 15, 2019
June 10, 2019	$0.075	June 28, 2019	July 15, 2019
September 17, 2019	$0.075	September 30, 2019	October 15, 2019
December 4, 2019	$0.075	December 31, 2019	January 15, 2020
March 12, 2020	$0.075	March 31, 2020	April 15, 2020
June 17, 2020	$0.075	June 30, 2020	July 15, 2020
September 17, 2020	$0.085	September 30, 2020	October 15, 2020
December 18, 2020	$0.090	December 31, 2020	January 15, 2021
December 21, 2020	$0.040	December 31, 2020	January 15, 2021

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

The Company did not purchase any common shares under the plan during the twelve months ended December 31, 2020.

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

In January 2020, we entered into a series of transactions with subsidiaries of ORIX Corporation USA ("ORIX USA"), a diversified financial company with the ability to provide investment capital and asset management services to clients in the corporate, real estate and municipal finance sectors. We entered into a new management agreement with OREC Investment Management, LLC doing business as Lument Investment Management (the "Manager" or "Lument IM"), while another affiliate of ORIX USA purchased an ownership stake of approximately 5.0% through a privately-placed stock issuance. The transactions are expected to enhance the scale of LFT and generate shareholder value through leveraging ORIX USA's expansive originations, asset management and servicing platform.

Lument IM is an affiliate of Lument, a nationally recognized leader in multifamily and seniors housing and care finance. The Company leverages Lument's broad platform and significant expertise when originating and underwriting investments.

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments. We finance our current investments in transitional multifamily and other CRE loans primarily through match term non-recourse CRE CLOs. We may utilize warehouse repurchase agreements or other forms of financing in the future. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expense of funding these investments.

Our investments typically have the following characteristics:

•Sponsors with experience in particular real estate sectors and geographic markets;
•Located in U.S. markets with multiple demand drivers, such as growth in employment and household formation;
•Fully funded principal balance greater than $5 million;
•Loan to Value ratio up to 85% of as-is value and up to 75% of as stabilized value;
•Floating rate loans tied to one-month U.S. denominated LIBOR or any index replacement;
•Three-year term with two one-year extension options.

We believe that our current investment strategy provides significant opportunities to achieve attractive risk-adjusted returns for our stockholders over time. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy, which is supported by significant CRE experience of Lument's investment team, and the extensive resources of ORIX USA, will allow us to take advantage of changing market conditions to maximize risk-adjusted returns to our stockholders.

We have elected to be taxed as a REIT and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may become subject to some federal, state and local taxes on our income generated in our wholly owned taxable REIT subsidiary ("TRS"), Five Oaks Acquisition Corp. ("FOAC").

Recent Developments

As of December 31, 2020, there is an ongoing global outbreak of a novel coronavirus, or COVID-19. On March 11, 2020, the WHO declared COVID-19 a global pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The United States and other countries reacted to the COVID-19 outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak rapidly evolved (and continues to do so), and many countries reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential offices, retail centers, hotels, and other businesses, and taking other restrictive measures to help slow the spread of COVID-19. Businesses also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries, including industries related to the collateral underlying certain of our loans. Moreover, with the continued spread of COVID-19, governments and businesses are likely to continue to take aggressive measures to help slow its spread. For this reason, among others, as COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess.

Although we are still uncertain of the potential full magnitude or duration of the COVID-19 outbreak and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas, we face future uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic may result in decreases in cash flows to our borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact our results of operations and financial performance. Impending declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of investments, making it more difficult for us to make distributions or meet our financing obligations. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, the full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the economic slowdown. We are unable to predict or control these factors.
The effects of the COVID-19 pandemic did not significantly impact our operating results for the year ended December 31, 2020, other than previously deferred debt issuance costs of $624,816 expensed in the second quarter of 2020 as a result of the current market environment related to a collateralized loan obligations transaction that has been determined as unlikely to be executed prior to December 31, 2020. However, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

2020 Highlights

•We believe we successfully navigated the challenging economic environment resulting from the COVID-19 pandemic during 2020. As of December 31, 2020, our loan portfolio is 100% performing with no loan impairments, loan defaults or non-accrual loans and no forbearance requests granted within our loan portfolio.
•Our net income attributable to our common stockholders increased from $2.7 million, or $0.11 per share of common stock, in 2019 to $8.4 million, or $0.34 per share of common stock, in 2020. Our Distributable Earnings increased by 22% from $7.6 million, or $0.32 per share of common stock, in 2019 to $9.8 million, or $0.39 per share of common stock, in 2020. Distributable Earnings is a non-GAAP financial measure. For a definition of Distributable Earnings and a reconciliation of our Distributable Earnings to our net income attributable to common stockholders, see "Key Financial Measure and Indicators."
•On September 17, 2020, we announced a dividend increase from $0.075 per share of common stock to $0.085 per share of common stock, a 13.3% increase over the previous quarter. On December 18, 2020, we announced our second consecutive dividend increase from $0.085 per share of common stock to $0.09 per share of common stock, a 5.9% increase over the previous quarter. On December 21, 2020, we announced a one-time special cash dividend of $0.04 per share of common stock.
•Our book value per share of common stock was $4.56 as of December 31, 2020, which was substantially consistent with our book value per share of common stock of $4.59 as of December 31, 2019.
•We acquired four loans with an initial unpaid principal balance of $46.4 million and a weighted average interest rate of one-month LIBOR plus 3.36%.
•We funded $11.2 million in future funding obligations associated with existing loans with a weighted average interest rate of one-month LIBOR plus 3.27%
The ORIX Transaction
On January 6, 2020, we announced the entry into a new external management agreement with Lument IM and the concurrent mutual termination of our management agreement with HIM. Lument IM is part of Lument, a nationally recognized leader in multifamily and seniors housing and healthcare finance. The terms of the new management agreement align with the terms of our prior management agreement with HIM in all material respects, including a cap on reimbursable expenses. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the Company.
In connection with the transaction, an affiliate of ORIX USA purchased 1,246,719 shares of the Company's common stock in a private placement by the Company at a purchase price of $4.61 per share, resulting in an aggregate capital raise of $5,747,375. The purchase price per share represented a 43% premium over the LFT common share price on January 2, 2020. As a result of this share purchase, an affiliate of ORIX USA owns approximately 5.0% of LFT's outstanding common shares. Also, in connection with the transaction, James C. Hunt resigned as the Company's Chairman of the Board, but continues to serve as a member of the Board. In addition, the Board appointed Interim Chief Financial Officer James A. Briggs as Chief Financial Officer of the Company.

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

Changes in market interest rates.  Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. Substantially all of our investments and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Additionally, we benefit from 100% of our commercial loan portfolio having LIBOR floors as a further mitigant to interest variability, with a weighted average LIBOR floor of 1.64% as of December 31, 2020. As of December 31, 2020, 100% of the loans in our commercial loan portfolio had a LIBOR floor greater than the current spot LIBOR rate. While we expect low LIBOR rates to persist amidst the current COVID-19 pandemic, no assurance can be made that our current portfolio profile, including its LIBOR floor will be maintained. A decrease to the weighted average LIBOR floor would result in a decrease to net interest income if the prevailing spot LIBOR rate is less than the weighted average LIBOR floor. LIBOR is expected to be discontinued after 2021. As of December 31, 2020, 100% of commercial mortgage loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100% of our outstanding collateralized loan obligations bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and to work with our borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR. We finance a portion of our commercial loan portfolio with equity, and as such, decreases in interest rates may reduce our net interest income and may impact the competition for and supply of new investment opportunities. In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying the mortgages and, potentially, contribute to non-performance or, in severe cases, default.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of December 31, 2020, 100% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as High Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. As of December 31, 2020, the Company has not recognized any impairments on its loan portfolio. However, due to the continued widespread impact of the COVID-19 pandemic we consider there to be heightened credit risk associated with our commercial mortgage loan portfolio. Uncertainty about the severity and duration of the economic impact of the COVID-19 pandemic persist and potential exists for the credit risk of our portfolio to heighten further. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. Additionally, due to the expiration of the reinvestment period of Hunt CRE 2017-FL1, our interest earning assets will continue to decline as loans payoff in this collateralized loan obligation until such time this collateralized loan obligation is refinanced. However, due to the current market environment created by the COVID-19 pandemic, it may make obtaining this refinance more difficult.

Prepayment speeds.  Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. All of our commercial mortgage loans were acquired at par, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for Hunt CRE 2017-FL1 expired on February 20, 2020 and remains in place for Hunt CRE 2018-FL2. As of December 31, 2020, we have experienced $44.9 million in loan prepayments in Hunt CRE 2017-FL1 subsequent to the expiration of its reinvestment period. While the interest rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the COVID-19 pandemic. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

Changes in market value of our assets.  We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as the result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for loan losses. Impairment is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for loan losses will directly impact our earnings. Given the widespread impact of COVID-19 pandemic, we consider there to be a heightened credit risk associated with our commercial mortgage loan portfolio.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2021 and beyond, but a deep divide persists between factions on Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Managing Our Business Through COVID-19

As of March 13, 2020, our Manager and its affiliates, implemented a work from home, or WFH, policy for employees in all locations. The WFH policy remains in effect as of the date of this filing. Our Manager's highly experienced senior team and dedicated employees are fully operational during this ongoing disruption and are continuing to execute on all investment management, asset management, servicing, portfolio monitoring, financial reporting and related control activities. Our Manager's and affiliates employees are in constant communication to ensure timely coordination and early identification of issues. We continue to engage in ongoing active dialogue with the borrowers in our commercial mortgage loan portfolio to understand what is taking place at the properties collateralizing our investments.

Considering the current economic environment caused by COVID-19 we are taking a more measured approach in our new investment activity and our evaluation of any new investments to incorporate the impact of COVID-19. We are mindful of local ordinance constraints on lender protection and continue to monitor the impact of fiscal stimulus on our loan portfolio. More recently, the CDC issued a nationwide moratorium on residential evictions. Specifically, from September 4, 2020 through March 31, 2021 residential landlords and those with similar eviction rights may not evict "covered persons" for nonpayment of rent in any U.S. state or territory. Covered persons (a) use best efforts to obtain government assistance; (b) make less than $99,000 or $198,000 jointly; (c) have suffered loss of income or extraordinary medical expenses; (d) use the best efforts to make partial payments; and (e) have no other housing options. As a result of this national restriction, multifamily apartment borrowers have less ability to address non-payment of tenants, which in turn may negatively impact a property's cashflow coverage of the debt service of their loans. Additionally, due to COVID-19, there are potential challenges facing third-party providers, such as appraisers, environmental and engineering consultants we rely on to make new investments which may make it more difficult to make these investments.

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended December 31, 2020, we recorded earnings per share of $0.10, declared a quarterly dividend of $0.09 per share and a special dividend of $0.04 per share, and reported $0.10 per share of Distributable Earnings. In addition, our book value per share was $4.56 per share. For the year ended December 31, 2020, we recorded earnings per share of $0.34, declared aggregate dividends of $0.37 per share, and reported $0.39 per share of Distributable Earnings.

As further described below, Distributable Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is a performance metric we consider when declaring our dividends.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended December 31,	Year Ended December 31,
	2020	2020	2019
Net income(1)	$2,464,678	$8,434,770	$2,664,098
Weighted-average shares outstanding, basic and diluted	24,943,383	24,934,505	23,687,812
Net income per share, basic and diluted	$0.10	$0.34	$0.11
Dividends declared per share(2)	$0.13	$0.37	$0.30
(1)    Represents net income attributable to Lument Finance Trust, Inc.
(2)    Includes $0.04 special dividend declared on December 21, 2020.

Distributable Earnings

Distributable Earnings is a non-GAAP financial measure, which we define as GAAP net income (loss) attributable to holders of common stock, or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation, (ii) incentive compensation payable to the Manager, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for that applicable repotting period, regardless of whether such items are included in other comprehensive income (loss) or net income (loss), and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items after discussions with the Company's board of directors and approved by a majority of the Company's independent directors. Distributable Earnings mirrors how we calculate Core Earnings (as defined in our management agreement between our Manager and us) for purposes of calculating the incentive fee payable to our Manager.

While Distributable Earnings excludes the impact of any unrealized provisions for credit losses, any loan losses are charged off and realized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosures, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible.

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Refer to Note 16 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Furthermore, Distributable Earnings help us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends.

Distributable Earnings does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to GAAP net income (loss), or an indication of GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar performance measures, and accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended December 31,	Year Ended December 31,
	2020	2020	2019
Net income(1)	$2,464,678	$8,434,770	$2,664,098
Realized loss on sale of investments, net	—	—	709,439
Unrealized gain (loss) on mortgage servicing rights	177,476	1,780,528	1,297,579
Unrealized (gain) on multifamily loans held in securitization trusts	—	—	(694,339)
Recognized compensation expense related to restricted common stock	2,949	20,292	8,962
Adjustment for consolidated securities	—	—	3,269
Adjustment for one-time charges	—	—	512,115
Adjustment for (provision for) income taxes	(38,861)	(476,248)	(43,523)
Adjustment for deemed dividend related preferred stock redemption	—	—	3,093,028
Distributable Earnings	$2,606,242	$9,759,342	$7,550,628
Weighted-average shares outstanding, basic and diluted	24,943,383	24,934,505	23,687,812
Distributable Earnings per share, basic and diluted	$0.10	$0.39	$0.32
(1)    Represents net income attributable to common stockholders of Lument Finance Trust, Inc.

Book Value Per Share

The following table calculates our book value per share:

	December 31, 2020	December 31, 2019
Equity	$113,703,152	$108,644,712
Common stock outstanding	24,943,383	23,692,164
Book value per share	$4.56	$4.59

As of December 31, 2020, our equity was $113.7 million, and our book value per common share was $4.56 on a basic and fully diluted basis. Our equity increased by $5.1 million compared to our stockholders’ equity as of December 31, 2019 as a result of the ORIX private placement on January 3, 2020, while book value per common share declined by 0.7% from the previous year-end amount of $4.59. The slight decrease in book value per share is primarily reflective of the one-time special cash dividend of $0.04 per share of common stock declared in December 2020 in order to satisfy REIT distribution requirements.

Investment Portfolio

Commercial Mortgage Loans

As of December 31, 2020, we have determined that we are the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Year Ended December 31, 2020
Balance at December 31, 2019	$635,260,420
Purchases and advances	57,601,572
Proceeds from principal repayments	(145,516,658)
Balance at December 31, 2020	$547,345,334

The following table details overall statistics for our loan portfolio as of December 31, 2020:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)	LTV(3)
December 31, 2020
Loans held-for-investment
Senior secured loans(4)	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1	74.2%
	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1	74.2%

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)	LTV(3)
December 31, 2019
Loans held-for-investment	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8	73.6%
Senior secured loans(3)	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8	73.6%

(1)    Weighted average coupon assumes applicable one-month LIBOR of 0.14% and 1.70% as of December 31, 2020 and December 31, 2019, respectively, and weighted average LIBOR floors of 1.64% and 1.56%, respectively.
(2)    Weighted average term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(3)    LTV as of the date the loan was originated and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value which may have occurred subsequent to origination date.
(4)    As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in VIEs and $15,981,933 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2019, $629,157,956 of the outstanding senior secured loans were held in VIEs and $6,102,464 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of December 31, 2019:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior Loan	June 5, 2018	44,699,829	35,625,000	Palatine, IL	Multifamily	1mL + 4.3%	2.5	68.5%
2	Senior Loan	November 30, 2018	35,441,350	35,441,348	Nacogdoches, TX	Multifamily	1mL + 4.1%	4.0	70.4%
3	Senior Loan	July 9, 2018	33,830,000	33,752,111	Pikesville, MD	Multifamily	1mL + 3.3%	2.7	77.6%
4	Senior Loan	August 8, 2018	35,000,000	32,526,660	Dallas, TX	Multifamily	1mL + 3.7%	2.7	81.2%
5	Senior Loan	November 22, 2019	31,163,300	26,500,000	Virginia Beach, VA	Multifamily	1mL + 2.8%	4.0	77.1%
6	Senior Loan	May 18, 2018	28,000,000	25,355,116	Woodridge, IL	Multifamily	1mL + 3.8%	2.5	76.4%
7	Senior Loan	December 10, 2019	26,871,000	24,540,507	San Antonio, TX	Multifamily	1mL + 3.2%	4.1	71.9%
8	Senior Loan	January 15, 2020	27,350,000	24,180,000	Chattanooga, TN	Multifamily	1mL + 3.0%	4.2	80.6%
9	Senior Loan	November 26, 2019	21,625,000	20,000,000	Doraville, GA	Multifamily	1mL + 2.8%	4.0	76.1%
10	Senior Loan	December 6, 2018	21,000,000	18,703,039	Greensboro, NC	Multifamily	1mL + 3.4%	3.0	79.8%
11	Senior Loan	December 28, 2018	20,850,000	18,000,000	Austin, TX	Retail	1mL + 3.9%	2.1	71.4%
12	Senior Loan	July 10, 2019	19,000,000	17,754,112	Amarillo, TX	Multifamily	1mL + 2.9%	3.7	76.4%
13	Senior Loan	December 28, 2018	24,123,000	17,172,624	Austin, TX	Retail	1mL + 4.1%	2.1	60.5%
14	Senior Loan	March 13, 2019	19,360,000	16,707,856	Baytown, TX	Multifamily	1mL + 3.1%	2.3	80.5%
15	Senior Loan	June 28, 2018	17,000,000	15,245,253	Greenville, SC	Multifamily	1mL + 3.9%	2.6	76.3%
16	Senior Loan	August 29, 2019	16,800,000	14,632,203	Austell, GA	Multifamily	1mL + 3.4%	3.8	72.5%
17	Senior Loan	July 23, 2018	16,200,000	12,828,794	Chicago, IL	Office	1mL + 3.8%	2.7	72.7%
18	Senior Loan	August 8, 2019	14,400,000	12,649,099	Fort Worth, TX	Multifamily	1mL + 3.0%	3.8	75.8%
19	Senior Loan	January 9, 2018	10,317,000	10,158,934	North Highlands, CA	Multifamily	1mL + 4.0%	2.2	79.0%
20	Senior Loan	March 29, 2019	10,000,000	10,000,000	Portsmouth, VA	Multifamily	1mL + 3.3%	1.3	61.4%

21	Senior Loan	September 10, 2020	9,527,000	9,527,000	Winchester, OH	Multifamily	1mL + 4.3%	0.8	61.9%
22	Senior Loan	September 11, 2019	11,135,000	9,135,000	Orlando, FL	Multifamily	1mL + 2.8%	3.8	69.2%
23	Senior Loan	March 12, 2018	8,612,000	8,612,000	Waco, TX	Multifamily	1mL + 4.8%	3.3	72.9%
24	Senior Loan	August 7, 2018	9,000,000	8,235,825	Birmingham, AL	Multifamily	1mL + 3.5%	2.8	78.0%
25	Senior Loan	February 23, 2018	8,070,000	8,070,000	Little Rock, AR	Multifamily	1mL + 4.3%	2.3	81.3%
26	Senior Loan	January 13, 2020	8,510,000	7,930,194	Fort Lauderdale, FL	Multifamily	1mL + 3.2%	4.2	78.4%
27	Senior Loan	November 13, 2019	9,310,000	7,780,000	Holly Hill, FL	Multifamily	1mL + 2.9%	2.0	77.8%
28	Senior Loan	June 10, 2019	7,000,000	6,525,817	San Antonio, TX	Multifamily	1mL + 3.4%	3.6	77.7%
29	Senior Loan	December 9, 2019	6,495,000	6,230,000	Fort Worth, TX	Multifamily	1mL + 3.2%	4.1	77.7%
30	Senior Loan	March 29, 2019	6,270,000	5,992,424	Raleigh, NC	Multifamily	1mL + 3.5%	3.3	79.0%
31	Senior Loan	August 28, 2019	6,250,000	5,966,157	Austin, TX	Multifamily	1mL + 3.3%	3.8	69.9%
32	Senior Loan	June 22, 2018	6,200,000	5,900,550	Chicago, IL	Multifamily	1mL + 4.1%	2.6	80.5%
33	Senior Loan	June 10, 2019	6,000,000	5,295,605	San Antonio, TX	Multifamily	1mL + 2.9%	3.6	62.9%
34	Senior Loan	December 13, 2019	5,900,000	5,070,339	Jacksonville, FL	Multifamily	1mL + 2.9%	4.1	74.9%
35	Senior Loan	November 30, 2018	8,250,000	5,036,066	Decatur, GA	Office	1mL + 4.1%	2.9	56.8%
36	Senior Loan	December 29, 2020	4,920,000	4,920,000	Fayetteville, NC	Multifamily	1mL + 4.0%	1.6	70.3%
37	Senior Loan	May 31, 2019	4,350,000	4,275,035	Austin, TX	Multifamily	1mL + 3.5%	3.5	74.1%
38	Senior Loan	November 12, 2019	4,225,000	4,225,000	Chesapeake, VA	Self-Storage	1mL + 3.2%	4.0	64.5%
39	Senior Loan	December 13, 2019	4,407,000	4,010,000	Marietta, GA	Multifamily	1mL + 3.0%	4.1	77.9%
40	Senior Loan	June 5, 2018	2,835,667	2,835,666	Palatine, IL	Multifamily	1mL + 4.3%	2.5	68.5%

(1)    See Note 12 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)     LTV as of the date the loan was originated and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value which may have occurred subsequent to origination date.

Our loan portfolio is 100% performing with no loan impairments, loan defaults, or non-accrual loans as of December 31, 2020.

We maintain strong relationships with our borrowers and utilized those relationships to address potential impacts of the COVID-19 pandemic on loans secured by properties experiencing cash flow pressure. All of our loans are current with respect to principal and interest, however, some of our borrowers have expressed concern on potential future difficulties due to the prolonged impact of the COVID-19 pandemic. Accordingly, we will engage in discussions with them to work towards the maximization of cash flows and values of our commercial mortgage loan assets should these difficulties arise.

We have not entered into any forbearance agreements or loan modifications to date. However, due to the widespread economic impact of the COVID-19 pandemic we consider there to be heightened credit risk associated with our commercial mortgage loan portfolio. As such, we can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into any forbearance agreements or loan modifications on order to protect the value of our commercial mortgage loan assets.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.1 and 2.8 as of December 31, 2020 and December 31, 2019, respectively. The increase in risk rating was primarily the result of downgrading non multifamily loans to a risk rating of "4" to reflect higher risk in loans collateralized by retail and office properties that are more negatively impacted by the COVID-19 pandemic. The following table presents the principal balance and net book value based on our internal risk ratings:

	December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—
2	14	168,401,366	168,401,366
3	20	309,726,343	309,726,343
4	6	69,217,625	69,217,625
5	—	—	—
	40	547,345,334	547,345,334
Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse or repurchase agreement financing. To the extent available, we intend to securitize the senior portion of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of December 31, 2020, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $463.1 million and $465.3 million, respectively. See Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms and details of our CLOs.

FOAC and Changes to Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a Taxable REIT Subsidiary, or TRS, to increase the range of our investments in mortgage-related assets. Until August 1, 2016, FOAC aggregated mortgage loans primarily for sale into securitization transactions, with the expectation that we would purchase the subordinated tranches issued by the related securitization trusts, and that these would represent high quality credit investments for our portfolio. Residential mortgage loans for which FOAC owns the MSRs continue to be directly serviced by two licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

As noted above, we previously determined to cease the aggregation of prime jumbo loans for the foreseeable future, and therefore no longer maintain warehouse financing to acquire prime jumbo loans. We do not expect the previous changes to our mortgage loan business strategy to impact the existing MSRs that we own, nor the securitizations we have sponsored to date.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenues and expenses. All of these estimates reflect our best judgments about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. The year ended December 31, 2020 was characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates made by management. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for loan losses, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments:

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2020, the Company did not hold any loans placed in non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2020, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the loan portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

Mortgage Servicing Rights, at Fair Value

Mortgage servicing rights ("MSRs") are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at Five Oaks Acquisition Corp. ("FOAC"), the Company's taxable REIT subsidiary ("TRS"). As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a subservicer, the associated loan. MSRs are reported at fair value as a result of a fair value option election. Residential mortgage loans for which the Company owns the MSRs are directly serviced by one or more sub-servicers retained by the Company. The Company does not directly service any residential mortgage loans.

MSR income is recognized at the contractually agreed upon rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with which the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

See Note 2 to our consolidated financial statements for the complete listing of our significant accounting policies.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2020 and December 31, 2019:

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

	December 31, 2020
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	547,345,334	919,678	11,375,960	559,640,972
Collateralized Loan Obligations	(463,060,090)	—	—	(463,060,090)
Other(3)	1,663,740	—	(2,984,668)	(1,320,928)
Restricted Cash	57,999,396	—	—	57,999,396
Capital Allocated	143,948,380	919,678	8,391,292	153,259,350
% Capital	93.9%	0.6%	5.5%	100.0%

	December 31, 2019
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	$635,260,420	$2,700,207	$10,942,115	$648,902,742
Collateralized Loan Obligations	(505,930,065)	—	—	(505,930,065)
Other(3)	1,610,181	—	(1,623,820)	(13,639)
Restricted Cash	5,069,715	—	—	5,069,715
Capital Allocated	$136,010,251	$2,700,207	$9,318,295	$148,028,753
% Capital	91.9%	1.8%	6.3%	100.0%

1.Includes cash and cash equivalents.
2.Includes the carrying value of our Secured Term Loan.
3.Includes principal and interest receivable, prepaid and other assets, interest payable, dividends payable and accrued expenses and other liabilities.

Results of Operations

As of December 31, 2020, we no longer consolidated the assets and liabilities of the FREMF 2012-KF01 Trust, which repaid in full in January 2019, and no longer consolidate the interest and expenses of the trust. As of December 31, 2020, we consolidated the assets and liabilities of two commercial real estate collateralized loan obligations, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Our results of operations were impacted in part by (i) the repayment in full of the FREMF 2012-KF01 Trust in the first quarter of 2019; (ii) the redemption of preferred stock in the first quarter of 2019; and (iii) the draw of Secured Term Loan in the first quarter of 2019. Consequently, our results of operations for the periods ended December 31, 2020 and December 31, 2019 are not directly comparable. Additionally, although the COVID-19 pandemic did not significantly impact our operating results for the period ended December 31, 2020, other than previously deferred debt costs of $624,816 expensed in the second quarter of 2020, should the pandemic and resulting economic deterioration persist, we expect it may further affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, interest income, credit losses and commercial loan reinvestment, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are out of our control.

The table below presents certain information from our Statement of Operations for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31,
	2020	2019
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	33,570,949	38,969,471
Multifamily loans held in securitization trusts	—	78,361
Cash and cash equivalents	45,782	9,647
Interest expense:
Collateralized loan obligations	(12,047,300)	(20,882,076)
Secured term loan	(3,138,917)	(2,761,561)
Net interest income	18,430,514	15,413,842
Other income:
Realized (loss) on investments, net	—	(709,439)
Change in unrealized (loss) on mortgage servicing rights	(1,780,528)	(1,297,579)
Change in unrealized gain on multifamily loans held in securitization trusts	—	694,339
Servicing income, net	709,565	869,032
Other income	2	—
Total other (loss)	(1,070,961)	(443,647)
Expenses:
Management fee	2,524,139	2,245,065
General and administrative expenses	3,518,500	4,335,376
Operating expenses reimbursable to Manager	1,644,886	1,629,908
Other operating expenses	1,493,214	360,517
Compensation expense	205,292	193,962
Total expenses	9,386,031	8,764,828
Net income before provision for income taxes	7,973,522	6,205,367
Benefit from income taxes	476,248	43,523
Net income	8,449,770	6,248,890
Dividends to preferred stockholders	(15,000)	(491,764)
Deemed dividend on preferred stock related to redemption	$—	$(3,093,028)
Net income attributable to common stockholders	$8,434,770	$2,664,098
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$8,434,770	$2,664,098
Weighted average number of shares of common stock outstanding	24,934,505	23,687,812
Basic and diluted income per share	$0.34	$0.11
Dividends declared per share of common stock	$0.37	$0.30

Net Income Summary

For the year ended December 31, 2020, our net income attributable to common stockholders was $8,434,770 or $0.34 basic and diluted net income per average share, compared with net income of $2,664,098 or $0.11 basic and diluted net loss per share, for the year ended December 31, 2019.  The principal drivers of this net income variance were an increase in net interest income from $15,413,842 for the year ended December 31, 2019 to $18,430,514 for the year ended December 31, 2020, a decrease in preferred dividends from $491,764 for the year ended December 31, 2019 to $15,000 for the year ended December 31, 2020 and the deemed dividend of $3,093,028 for the year ended December 31, 2019, which more than offset an increase in total other loss from $443,647 for the year ended December 31, 2019 to a loss of $1,070,961 for the year ended December 31, 2020, and an increase in total expenses from $8,764,828 for the year ended December 31, 2019 to $9,386,031 for the year ended December 31, 2020.

The year over year increase in net income was primarily the result of an increase in net interest income by $3.0 million and the deemed preferred dividend of $3.1 million declared in 2019. Net interest income benefited in 2020 from 100% of our commercial mortgage loan portfolio having LIBOR floors greater than prevailing spot LIBOR throughout 2020 as a result of the drastic decline in LIBOR due to the COVID-19 pandemic.

Net Interest Income

For the years ended December 31, 2020 and December 31, 2019, our net interest income was $18,430,514 and $15,413,842, respectively. The increase was primarily due to (i) a $26.3 million increase in weighted-average principal balance of our loan portfolio; (ii) an increase of 22bps in weighted-average LIBOR floor on our loan portfolio for the year-ended December 31, 2020 compared to the corresponding period in 2019 and; (iii) a decrease in weighted-average LIBOR of 167bps for our CLO liabilities. This was offset by (i) a 35bps decrease in weighted-average spread on the loan portfolio for the year-ended December 31, 2020 compared to the corresponding period in 2019, and (ii) a full period of Secured Term Loan interest expense in 2020, compared to a partial period of interest expense due to the draw of the Secured Term Loan on February 14, 2019.
 Other (Loss)

 For the year ended December 31, 2020, we incurred a loss of $1,070,961. This loss was driven by the impact of net unrealized losses on mortgage servicing rights of $1,780,528 caused by a decrease in interest rates which increased prepayments and decreased projected float income, which more than offset net mortgage servicing income of $709,565.

For the year ended December 31, 2019, we incurred a loss of $443,647. This loss was primarily driven by the impact of (i) net realized losses on the FREMF 2012-KF01 Trust of $709,439 and (ii) net unrealized losses on mortgage servicing rights of $1,297,579. These factors were partially offset by (i) net unrealized gains on multifamily mortgage loans held in the FREMF 2012-KF01 Trust of $694,339 and (ii) net mortgage servicing income of $869,032.

The year-over-year increase in other loss was primarily due to the change in unrealized loss on mortgage servicing rights as a result of lower interest rates and higher prepayment speeds.

Expenses

We incurred management fees of $2,524,139 for the year ended December 31, 2020 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,861,892, of which $1,644,886 was payable to our Manager and $5,217,006 was payable to third parties.

For the year ended December 31, 2019, we incurred management fees of $2,245,065 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,519,763, of which $1,629,908 was payable to our Manager and $4,889,855 was payable to third parties.

The year-over-year increase in expenses reflects the impact of the January 3, 2020 ORIX equity offering increasing management fees, accrual of incentive fees during the period, an increase in insurance and legal fees as well as deferred costs expensed during the period, which more than offset decreased accounting, audit and other fees.

Impairment

We review each loan classified as held-for-investment for impairment on a quarterly basis. For the years ended December 31, 2020 and December 31, 2019, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax (Benefit) Expense

For the year ended December 31, 2020 and December 31, 2019, the Company recognized a benefit from income taxes in the amount of $476,248 and $43,523, respectively.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We finance our commercial mortgage loans primarily with match term collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. A of December 31, 2020, our balance sheet included $40.2 million of a secured term loan and $465.3 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in January 2025 and our collateralized loan financing is term-matched and matures in 2028 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. On July 13, 2020, we entered into a closing agreement with the IRS relating to our application of Section 856(c)(6) of the Code in our 2018 tax return, facilitating our ability to execute certain financing transactions and equity capital raises. However, due to the current market environment created by the COVID-19 pandemic, it may make obtaining this financing more difficult.

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

On August 5, 2020, the Company entered into an amendment to its Participation Agreements amongst Hunt CRE 2017-FL1 Seller LLC ("FL1 Seller"), Hunt Commercial Mortgage Trust and ORIX Real Estate Capital LLC to transfer future funding participation interests from FL1 Seller to OREC Structured Finance, LLC ("OREC SF"), an affiliate of our Manager (the "FL1 Future Funding Participation Transfer"). As a result of the FL1 Future Funding Participation Transfer, OREC SF will make advances pursuant to the unfunded loan commitments. In connection with the FL1 Future Funding Participation Transfer, the Company has agreed that at such time it (i) has available excess capital and (ii) the satisfaction of the applicable requirements for acquiring such assets, each as determined by the Manager, it will purchase from OREC SF, at a price equal to par, any FL1 Participations funded by OREC SF. We will generally finance the purchase of FL1 Participations funded by OREC SF with net cash provided by operating activities and proceeds from common or preferred stock issuances. Future loan fundings comprise funding for capital improvements, leasing costs, interest and carry costs, and fundings will vary depending on the progress of the business plan and cash flows of the mortgage assets. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying mortgage assets. The maximum amount of future advances that the Company could be required to purchase from OREC SF under the Future Funding Participation Transfer, which represents the unfunded commitments of Hunt CRE 2017-FL1, Ltd. was $28.9 million as of December 31, 2020. As of December 31, 2020, OREC SF had funded $7.7 million of participation interests and $21.2 million remain unfunded.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2020, we had unrestricted cash and cash equivalents of $11.4 million, compared to $10.9 million as of December 31, 2019.

As of December 31, 2020, we had $40.2 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%, which we used to redeem our 8.75% Series A Cumulative Redeemable Preferred Stock during the first quarter of 2019. As of December 31, 2020, the ratio of our recourse debt to our equity was 0.4:1.

As of December 31, 2020, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trusts. As of December 31, 2020, the carrying value of these non-recourse liabilities aggregated to $463,060,090. As of December 31, 2020, our total debt-to-equity ratio was 4.4:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2020 and December 31, 2019:

	For the years ended December 31, 2020
	2020	2019
Cash Flows From Operating Activities	12,219,209	7,282,343
Cash Flows From Investing Activities	87,915,086	(42,298,246)
Cash Flows From Financing Activities	(46,770,769)	(8,186,079)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$53,363,526	$(43,201,982)

During the year ended December 31, 2020, cash, cash equivalents and restricted cash increased by $53.4 million and for the year ended December 31, 2019, cash, cash equivalents and restricted cash decreased by $43.2 million.

Operating Activities

For the years ended December 31, 2020 and December 31, 2019, net cash provided by operating activities totaled $12.2 million and $7.3 million, respectively. For the year ended December 31, 2020, our cash flows from operating activities were primarily driven by $22.1 million of interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., the CRE CLOs that we consolidate, $0.7 million of interest received from our senior secured loans held outside the CRE CLOs we consolidate and $0.7 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $3.0 million, management fees of $2.3 million, expense reimbursements of $1.7 million and other operating expenditures of $4.5 million. For the year ended December 31, 2019, our cash flows from operating activities were primarily driven by $18.8 million of interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., the CRE CLOs we consolidate, $0.4 million of interest received from our senior secured loans held outside the CRE CLOs we consolidate and $0.9 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $2.5 million, management fees of $2.3 million, expense reimbursement of $1.8 million and other operating expenditures of $6.3 million.

Investing Activities

For the year ended December 31, 2020, net cash provided by investing activities totaled $87.9 million. This was a result of the cash received from principal repayments of commercial mortgage loans held-for-investment exceeding the purchase and funding of commercial mortgage loans held for investment during the period. For the year ended December 31, 2019 net cash used in investing activities totaled $42.3 million. This was primarily a result of the cash used in the purchase and funding of commercial mortgage loans held-for-investment exceeding cash received from unsettled trades, principal repayment of loans held-for-investment and retained beneficial interests for the year ended December 31, 2019.

Financing Activities

For the year ended December 31, 2020, net cash used in financing activities totaled $46.8 million and primarily related to proceeds from issuance of common stock of $5.7 million more than offset by payments of common and preferred dividends of $7.6 million and repayment of collateralized loan obligations of $44.9 million. For the year ended December 31, 2019, net cash used in financing activities totaled $8.2 million and primarily related to the redemption of preferred stock of $40.3 million, payment of common and preferred dividends of $7.2 million and payment of deferred financing costs of $1.0 million partially offset by proceeds from our Secured Term Loan of $40.3 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2020, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of December 31, 2020, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantees. See Note 11 for further information.
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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On December 18, 2020, we announced that our board of directors had declared a cash dividend rate for the fourth quarter of 2020 of $0.09 per share of common stock. Additionally, on December 21, 2020, we announced that our board of directors had declared a one-time special cash dividend of $0.04 per share of common stock.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2020. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2020, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors

Set forth below is information regarding the current members of our board of directors. The biographical information concerning such directors has been furnished by them to the Company. Age and other information are as of March 1, 2021. There are no family relationships between any director and executive officer.

Name	Age	Position Held with Us	Director Since
James P. Flynn	44	Chairman of the Board and Chief Executive Officer	2019
Neil A. Cummins(1)	66	Independent Director	2013
James C. Hunt	50	Director	2018
William A. Houlihan(1)	65	Independent Director	2013
Walter C. Keenan(1)	53	Independent Director	2015

(1)Currently a member of the audit committee, compensation committee and nominating and corporate governance committee. Mr. Houlihan is the chair of our audit committee and an audit committee financial expert. Mr. Keenan is the chair of our compensation committee. Mr. Cummins is the chair of our nominating and corporate governance committee.

Board Qualifications

The nominating and corporate governance committee is responsible for reviewing with our board of directors, on an annual basis, the appropriate characteristics, skills and experience required for our board of directors as a whole and its individual members. While the nominating and corporate governance committee has established no minimum eligibility requirements for candidates to serve on our board of directors, in performing its duties, the nominating and corporate governance committee considers any criteria it deems appropriate, including but not limited to the following criteria:

•personal and professional integrity, ethics and values;
•experience in corporate management, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment;
•experience in our industry and with relevant social policy concerns;
•experience as a board member of another publicly held company;
•academic expertise in an area of our operations; and
•practical and mature business judgment, including ability to make independent analytical inquiries.
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

Biographical Information — Directors

James P. Flynn has been our Chief Executive Officer since January 2018, a director since March 2019 and the Chairman of our Board since March 2020. Mr. Flynn has over 17 years' experience in real estate and financial markets. Mr. Flynn currently serves as Chief Executive Officer and Chief Executive Officer of ORIX Real Estate Capital Holdings, LLC doing business as Lument, an affiliate of ORIX Investment Management, LLC doing business as Lument Investment Management (our "Manager"). Lument acquired Hunt Real Estate Capital in January 2020. Mr. Flynn joined Hunt Real Estate Capital (formerly Centerline Capital Group in 2007 and is a member of its executive management team and investment and credit committees. Prior to joining Hunt Real Estate Capital, Mr. Flynn practiced law at Gibson Dun & Crutcher LLP in its real estate practice group and prior to that Mr. Flynn was an investment banker at Lehman Brothers. Mr. Flynn received a B.S. magna cum laude in Finance and Accounting from the McDonough School of Business at Georgetown University and JD from Columbia University Law School, where he was a Harlan Fiske Stone Scholar.

As a consequence of over 17 years' experience in real estate finance, Mr. Flynn is well qualified to provide valuable advice to our board of directors in many important areas.

Neil A. Cummins has been an independent director of our board of directors since the closing of our initial public offering, or IPO, in March 2013. Mr. Cummins is chairman of the Nominating and Corporate Governance Committee and is a member of the Audit and Compensation Committees. Mr. Cummins has been active in international financial markets for over 30 years.

Mr. Cummins is a member of the Board of Directors of North Square Investments, LLC, a private investment management firm. Mr. Cummins was Chairman of Oak Ridge Investments LLC, a privately-owned investment manager from 2013 to 2018. Mr. Cummins held global management roles with Barclays Capital, from 1997 to 2012, including founding Management Committee member, Global Head of Distribution and Research, Global Head of Strategic Relationship Management and voting member of the Barclays Bank Group Credit Committee. Mr. Cummins also served on the Board of Directors of iBoxx Limited and the International Index Company from 2003 to 2005. From 1985 to 1997, Mr. Cummins was a Managing Director of Morgan Stanley, and served on the Board of Directors of Morgan Stanley Bank Luxembourg SA and the Supervisory Board of Morgan Stanley Bank AG, Frankfurt. Prior to 1985, Mr. Cummins worked in the international financial markets, principally with Mellon Bank N.A. Mr. Cummins graduated with a B.A. in Economics from Indiana University.

As a consequence of over 30 years’ experience in international financial markets, Mr. Cummins is well qualified to provide valuable advice to our board of directors in many important areas.

William A. Houlihan has been an independent director of our board of directors since the listing of our common stock on the NYSE in March 2013. Mr. Houlihan is chairman of the Audit Committee and is a member of the Compensation and Nominating and Corporate Governance Committees. Mr. Houlihan has more than 40 years of diversified financial sector and business experience.

Mr. Houlihan served from June 2018 to July 2019 as the Chief Financial Officer of Thunder Bridge Acquisition Ltd. He has served since August 2019 as the Chief Financial Officer of Thunder Bridge Acquisition II, Ltd. He has served since February 2021 as the Chief Financial Officer of Thunder Bridge Capital Partners III Inc. He has served since November 2012 as a director and audit committee chairman for MaxEx, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of First Physicians Capital Group, a privately-owned healthcare investment company, which was registered with the Securities and Exchange Commission, or SEC, prior to completion of a going-private transaction in January 2015, from April 2013 to September 2014 as Non-Executive Chairman of its board of directors and since May 2013 as the chairman of its audit committee.

He served from July 2013 to July 2015 as lead independent director and chairman of the audit committee of Tiptree Inc., or Tiptree, a publicly traded financial services holding company; and from August 2010 to July 2013 as lead independent director and chairman of the audit committee for Care Investment Trust, a publicly traded healthcare REIT which merged with Tiptree in July 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership.

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

Mr. Houlihan graduated with an M.B.A. in Finance from New York University Graduate School of Business, and a B.S. in Accounting from Manhattan College. In addition, he was licensed as a Certified Public Accountant, but his license is currently inactive. Since January 2017, he has served as an adjunct professor at the Feliciano School of Business at Montclair State University.

On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of First Physicians Capital Group, Inc., or FPCG. Mr. Houlihan is a member of the board of directors of FPCG and at certain times has been a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC.

As a consequence of Mr. Houlihan’s over 40 years of pertinent experience, qualifications and skills including significant financial expertise and literacy, he is well qualified to provide significant and relevant expertise and advice to our board of directors in relation to many areas, including accounting and financial matters.

James C. ("Chris") Hunt joined our Board in January 2018. Mr. Hunt previously served as our Chairman from January 2018 until January 2020. Mr. Hunt has 27 years of experience in real estate, real estate finance and corporate governance and management. He currently serves as the Chief Executive Officer and President of Hunt Companies, Inc. ("Hunt") and has been a member of the Hunt Board of Directors since 2001. In addition, he serves as Chief Financial Officer and is on the Board of Directors of various Hunt subsidiaries and affiliates. Mr. Hunt also oversees Hunt's private market real estate development and acquisition activities, which includes market rate residential properties and mixed-use retail developments. Mr. Hunt is responsible for establishing relationships with development and financial partners. Mr. Hunt began his career at Hunt in 1993 as Project Developer for Hunt's construction division, was later appointed Vice President, Executive Vice President and subsequently President. Mr. Hunt received a B.A. in Economics and an MBA from the University of Texas, Austin.

As a consequence of 27 years' experience in real estate, real estate finance and corporate governance and management, Mr. Hunt is well qualified to provide valuable advice to our board of directors in many important areas.

Walter C. Keenan has been an independent director of our board of directors since April 17, 2015. Mr. Keenan is the chairman of the Compensation Committee and is a member of the Audit and Nominating and Corporate Governance Committees. Mr. Keenan has over 25 years of experience in the financial services industry as an advisor, investor and executive manager.

Since July 2013, he has served as Chief Executive Officer of Advantage Insurance Inc., or Advantage Insurance, a specialty insurance group serving the insurance needs of high net worth individuals and business owners worldwide. Mr. Keenan was a consultant to Advantage Insurance from July 2012 through July 2013. From August 2014 through the completion of its sale to AmTrust Financial Services, Inc. in April 2016, Mr. Keenan served as an independent director and audit committee chair of Republic Companies, Inc., a regional property and casualty insurance company. Prior to joining Advantage Insurance, from March 2011 to October 2011, Mr. Keenan served as Executive Chairman of Medicus Insurance Holdings, Inc., a provider of professional liability insurance to physicians, and was Chairman from July 2006 to March 2011. Before becoming an insurance industry executive, Mr. Keenan worked in private equity as President of JMP Capital, the principal investments group of JMP Group LLC (NYSE: JMP) from 2007 to 2011 and as a Principal of The Cypress Group from 2005 to 2007. Mr. Keenan’s work for JMP and Cypress included strategic investments in two mortgage REIT companies. Mr. Keenan began his career at Morgan Stanley, where he worked in investment banking from 1989 to 2003. Mr. Keenan received a Bachelor of Arts degree with Honors from Southern Methodist University.

As a consequence of over 25 years’ experience in financial services, Mr. Keenan is well qualified to provide valuable advice to our board of directors in many important areas.

Information About Executive Officers

Set forth below is information regarding our executive officers as of March 1, 2021. Each officer holds office at the pleasure of our board of directors and until their successors shall have been duly elected and qualified. There are no family relationships between any director and executive officer.

Name	Age	Position Held with Us	Officer Since
James P. Flynn	44	Chief Executive Officer and Chairman of the Board	2018
Michael P. Larsen	42	President	2018
James A. Briggs	54	Chief Financial Officer	2020

Biographical Information - Executive Officers

Biographical information for Mr. Flynn appears above under the heading "- Biographical Information - Directors"

Michael Larsen has been our President since January 2018. He has over 18 years' experience in the financial markets. Mr. Larsen currently serves as Chief Operating Officer of ORIX Real Estate Capital Holdings, LLC doing business as Lument, an affiliate of our Manager. Mr. Larsen held similar positions at Hunt Real Estate Capital, LLC, prior to its acquisition by ORIX Real Estate Capital Holdings, LLC doing business as Lument. Previously, Mr. Larsen was Chief Financial Officer of Centerline Capital Group, a publicly traded mortgage banking and investment management company that Hunt acquired in 2013. Prior to joining a Centerline Capital Group predecessor in 2002, Mr. Larsen worked in the real estate consulting and structured finance practices at Arthur Andersen. Mr. Larsen received a B.A. from the University of Pennsylvania and an MBA from Columbia University. Mr. Larsen has been a participant in the Real Estate Roundtable's TPAC and RECPAC committees and is a member of the MBA.

James A. Briggs has been our Chief Financial Officer since January 2020. He has served as our Interim Chief Financial Officer from September 2018 until January 2020. He has more than 30 years of accounting and finance experience in the financial services and real estate industries. Mr. Briggs currently also serves as Chief Accounting Officer of ORIX Real Estate Capital Holdings, LLC, doing business as Lument, an affiliate of our Manager. Prior to his current position, Mr. Briggs served in the same capacity for Hunt Real Estate Capital, LLC, which was acquired by ORIX Real Estate Capital Holdings, LLC doing business as Lument in January 2020. Mr. Briggs joined Hunt Real Estate Capital (formerly Centerline Capital Group) in 2009. Prior to joining Hunt Real Estate Capital, Mr. Briggs was the Director of Finance for MRU Holdings, Inc. a specialty finance company. Prior to joining MRU Holdings, Inc., Mr. Briggs spent fifteen years at JPMorgan Chase & Co, and its predecessor companies in a variety of accounting and finance roles, including Head of Valuation Control and CFO for Emerging Markets. Prior to joining JPMorgan Chase & Co., Mr. Briggs was a senior auditor at Ernst & Young LLP. Mr. Briggs earned his B.B.A. in Accounting from Iona College and is a Certified Public Accountant.

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

Based solely on our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that, during the year ended December 31, 2020, all of these filing requirements applicable to our directors, executive officers, and greater than 10% stockholders were complied with on a timely basis.

Code of Ethics

Concurrently with our IPO, we adopted a Code of Business Conduct and Ethics and Policy Against Insider Trading that is applicable to all of our executive officers and other personnel, including our principal executive officer, our principal financial officer, our principal accounting officer, our controller, and persons performing similar functions for the Company. The Code of Business Conduct and Ethics and Policy Against Insider Trading establishes policies and procedures that we believe promote adherence to, and the conduct of business according to, the highest ethical standards. A copy of our Code of Business Conduct and Ethics and Policy Against Insider Trading is available on the "Investors Relations" section of our website at http://lumentfinancetrust.com/investor-relations/summary/ under the Corporate Governance tab.

Corporate Governance Guidelines

Concurrently with our IPO, we adopted a set of Corporate Governance Guidelines, which describe our corporate governance practices and policies and provide a framework for the governance of our board of directors. The nominating and corporate governance committee is responsible for overseeing these guidelines and reporting and making recommendations to our board of directors concerning corporate governance matters. From time to time, the nominating and corporate governance committee reviews our Corporate Governance Guidelines and, if necessary, recommends changes to the full board of directors. Our current Corporate Governance Guidelines are available in the "Investors Relations" section of our website at http://lumentfinancetrust.com/investor-relations/summary/ under the Corporate Governance tab.

Audit Committee

The Company maintains a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee currently consists of Messrs. Cummins, Houlihan and Keenan.

Audit Committee Financial Expert

Mr. Houlihan is the chair of our audit committee. Our board of directors has determined that Mr. Houlihan qualifies as an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-K based on his education and experience in his respective fields, and is independent under the current listing standards of the NYSE.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
James P. Flynn(1)(2)
Chief Executive Officer and Chairman of the Board	2020	$—	$—	$—
(commenced serving as Chairman of the Board on	2019	$—	$—	$—
March 12, 2020)

Michael P. Larsen(1)(2)	2020	$—	$—	$—
President	2019	$—	$—	$—

James A. Briggs(1)(2)
Chief Financial Officer (served as Interim Chief Financial	2020	$—	$—	$—
Officer from September 6, 2018 to January 3, 2020, commenced	2019	$—	$—	$—
serving as Chief Financial Officer on January 3, 2020)

(1)Messrs. Flynn, Larsen and Briggs are employees of an affiliate of our Manager and, prior to January 3, 2020, an affiliate of HIM, and are not paid compensation by us. Mr. Flynn now serves as Chairman of the Board, commencing March 12, 2020. Mr. Briggs now serves as our Chief Financial Officer, commencing January 3, 2020.
(2)In 2020 and 2019, Messrs. Flynn and Larsen did not receive any compensation from our Manager or our previous manager or any of their affiliates for their time spent managing our affairs. In 2020 and 2019, the amount of total compensation paid by our Manager or our previous manager or any of their affiliates to Mr. Briggs that was allocable to him based on the percentage of his time spent managing our affairs was $324,111 and $313,324, respectively.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards or stock awards have been granted by the Company to its current named executive officers to date.

Insider Trading Policy

We maintain an insider trading policy, which prohibits short selling, dealing in publicly traded options and hedging or monetization transactions in our securities.

Director Compensation

Executive Directors

A member of our board of directors who is also an employee of our Manager or any of our or its affiliates is referred to as an executive director. James P. Flynn is an executive director. Executive directors do not receive cash compensation for serving on our board of directors. However, we have adopted the Manager Equity Plan pursuant to which we make awards to our Manager, which in turn, grants such awards to its employees, officers, members (including our current officers), directors or consultants. The purpose of any such grants will be to encourage their respective individual efforts toward our continued success, long-term growth and profitability and to reward and retain them.

Independent Directors

As compensation for serving on our board of directors in 2020, each independent director received an annual cash retainer of $50,000, paid in arrears, and an annual retainer of 1,500 restricted shares of our common stock, granted under our Manager Equity Plan. The grants of restricted stock are generally made immediately following our annual stockholders’ meeting, and vest in full on the first anniversary of the grant date, subject to continuing service on our board of directors on the vesting date. We also reimburse these independent directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance at full board of directors and committee meetings. In addition, the chair of our audit committee was paid an annual cash retainer of $15,000, and the chairs of our compensation committee and our nominating and corporate governance committee each were paid an annual cash retainer of $10,000, in each case in addition to the annual retainer of $50,000 and the grant of 1,500 restricted shares of our common stock. Independent directors may also receive retainers or meeting fees for participation on ad hoc committees formed on an as-needed basis from time to time.

Our senior management reports once a year to the full board of directors or the compensation committee regarding the status of our non-management director compensation in relation to other U.S. companies of comparable size and our competitors. Such report includes consideration of both direct and indirect forms of compensation to our non-management directors and recommendations regarding any changes in non-management director compensation. Director fees are the sole form of compensation that members of our audit committee receive from us.
As of December 31, 2020, all elements of director compensation for 2020 remain unchanged from the compensation plan utilized in 2019.

Director Compensation for 2020

The table below sets forth the compensation paid to each individual serving as a non-executive director at any time during 2020*.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Neil A. Cummins	$60,000	$3,900	$4,818	$68,718
William A. Houlihan	65,000	3,900	4,818	73,718
Walter C. Keenan	60,000	3,900	3,448	67,348
James C. Hunt	—	—	—	—

*Columns for "Option Awards,” "Non-Equity Incentive Plan Compensation” and "Change in Pension Value and Nonqualified Deferred Compensation Earnings" have been omitted because they are not applicable.

(1)The amounts in this column reflect the aggregate grant date fair value of grants of restricted stock to each listed director on June 17, 2020, calculated in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the year ended December 31, 2020. As of December 31, 2020, each of Messrs. Cummins, Houlihan and Keenan held 1,500 unvested shares of restricted stock (and Messrs. Cummins and Houlihan each held 12,008 shares of formerly restricted stock that vested prior to such date and Mr. Keenan held 8,254 shares of formerly restricted stock that vested prior to such date).
(2)The amounts in this column reflect dividends paid in 2020 on all vested and unvested shares of restricted stock held by the directors in the table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

The Lument Finance Trust, Inc. Manager Equity Plan., or the Manager Equity Plan, includes provisions for grants of restricted common stock and other equity based awards to our Manager and to our independent directors, consultants or officers whom we may directly employ in the future, if any. In turn, our Manager grants such awards to its employees, officers (including our current officers), members, directors or consultants. The total number of shares that may be granted subject to awards under the Manager Equity Plan is equal to an aggregate of 3.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis) at the time of each award (other than any shares issued or subject to awards made pursuant to the Manager Equity Plan).

The following information is with respect to our Manager Equity Plan as of December 31, 2020:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	682,301
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	682,301

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock, as of March 1, 2021, by: (1) each director of the Company, (2) each executive officer of the Company, (3) all directors and executive officers of the Company as a group, and (4) all persons known by us to be beneficial owners of more than 5% of any class of our voting securities.

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

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of each of the individuals listed below is the address of our principal executive office, 230 Park Avenue, 23rd Floor, New York, New York 10169. None of our shares of common stock beneficially owned by any of our directors or executive officers have been pledged as security.

Beneficial Ownership Table

Name of Beneficial Owner	Shares of Common Stock Owned	Percentage of Common Stock Owned
5% Holders
XL Investments Ltd(1)	3,330,550	13.39%
XL Global, Inc.(2)	10,230	*
Hunt Companies Equity Holdings LLC(3)	2,249,901	9.02%
Directors and Executive Officers
James P. Flynn	107,180	*
James C. Hunt	215,054	*
Michael Larsen	41,121	*
James A. Briggs	17,500	*
Neil A. Cummins	38,794	*
William A. Houlihan	68,793	*
Walter C. Keenan	40,411	*
All directors and executive officers as a group (seven persons)	528,853	2.04%

* Represents less than 1% of the shares of our common stock outstanding.

(1)XL Investments Ltd, or XL Investments, is the record owner of 3,330,550 shares of common stock. AXA SA is the ultimate parent holding company of XL Investments and indirectly owns all of the equity interests of XL Investments. AXA SA is a société anonyme organized under the laws of France whose shares are listed on Euronext. The address for XL Investments is One Bermudiana Road, Hamilton HM08, Bermuda.

(2)XL Global is the record owner of 10,230 shares of common stock. XL Global is an indirect subsidiary of AXA SA. AXA SA is a société anonyme organized under the laws of France whose shares are listed on Euronext. The address for XL Global is 200 Liberty Street, 22nd Floor, New York, New York 10281.
(3)Pursuant to the terms of a securities purchase agreement with us dated January 18, 2018, Hunt Companies Equities Holdings LLC, or Hunt CE Holdings LLC, agreed to purchase 1,539,406 shares of common stock for an aggregate purchase price of $7,342,967. In addition, pursuant to the terms of a share purchase agreement dated January 18, 2018, between Hunt CE Holdings LLC and XL Investments, Hunt CE Holdings LLC agreed to purchase 710,495 shares of common stock for an aggregate purchase price of $3,389,061. The address for Hunt CE Holdings, LLC is 1330 Avenue of the Americas, 28th Floor, New York, NY 10019.
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

Based solely on our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that, during the year ended December 31, 2020, all of these filing requirements applicable to our directors, executive officers and greater than 10% stockholders were complied with on a timely basis, except that Statements of Changes in Beneficial Ownership on Form 4 filed on behalf of Mr. Flynn relating to a purchase of shares of common stock on March 26, 2020, were inadvertently filed later than the time prescribed by the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Management Agreement

On January 3, 2020, we entered into a new Management Agreement with our Manager, which replaced the previous management agreement we had executed on January 18, 2018 with Hunt Investment Management LLC ("HIM") and pursuant to which our Manager provides the day-to-day management of our operations. The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. All of our executive officers are employees of our Manager, or affiliates thereof. Pursuant to the Management Agreement and our prior management agreement, we paid our Manager and our prior manager, for the applicable periods, management and incentive fees and reimbursed them for certain expenses. For the year ended December 31, 2020 the Company incurred management and incentive fees under the Management Agreement of $2,505,318 and for the years ended December 31, 2020 and 2019, the Company incurred management fees under the Management Agreement of $18,821 and $2,245,065, respectively. In addition the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including accounting services, auditing and tax services, technology and office facilities, operations, compliance, legal and filing fees, and miscellaneous general and administrative costs, including the cost of non-investment management personnel of the Manager who spend all or a portion of their time managing the Company's affairs. For the years ended December 31, 2020 and 2019, the Company incurred reimbursable expenses of $1,644,886 and $1,629,908, respectively.

Relationship with the XL Group of Companies

XL Investments, an indirect wholly owned subsidiary of AXA SA, purchased $25.0 million of our shares of common stock in May 2012. As part of this investment, XL Investments also agreed to make an additional investment in us of up to $25.0 million, subject to certain conditions and over a period of time. The conditions were deemed satisfied upon the closing of our IPO, and accordingly XL Investments accelerated the timing of its investment and bought $25.0 million of our common stock in a concurrent private placement at the IPO price, or 1,666,667 shares of common stock. Pursuant to a share purchase agreement dated January 18, 2018, XL Investment agreed to sell 710,495 shares to Hunt Companies Equities Holdings, LLC ("HCEH"). Accordingly, as of March 1, 2021, XL Investments owned 13.39% of our common stock. Despite the reduction in the number of shares of our common stock owned by, and an agreement to terminate all of the warrants previously held by, XL Investments, it maintains a significant ownership stake in us and therefore, XL Investments may continue to have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

We have agreed with XL Investments that, for so long as XL Investments and its affiliates collectively beneficially own at least 9.8% of our issued and outstanding common stock (on a fully diluted basis), XL Investments will have the right to appoint an observer to attend all board of directors' meetings but such observer will have no right to vote at any such meeting. The board observer will be indemnified by us to the same extent as our directors.

Our articles prohibits, with certain exceptions, any stockholder from beneficially or constructively owning, applying certain attribution rules under the Internal Revenue Code, more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or 9.8% by value or number of shares, whichever is more restrictive, of our outstanding capital stock. Our board of directors has granted XL Investments an exemption from the 9.8% ownership limitation.

Relationship with ORIX Real Estate Capital Holdings, LLC doing business as Lument and its Affiliates

On January 3, 2020, ORIX Real Estate Capital Holdings, LLC doing business as Lument ("Lument") purchased an affiliate of HIM, Hunt Real Estate Capital, LLC and certain of its subsidiaries. Simultaneously, we executed a management agreement with OREC Investment Management, LLC doing business as Lument Investment Management ("Lument IM"), having agreed with HIM to terminate the management agreement with HIM entered into on January 18, 2018. Additionally, an affiliate of Lument IM, OREC Investment Holdings, LLC purchased 1,248,719 shares of our common stock in a direct issuance, resulting in an affiliate of Lument IM owning approximately 5.00% of our common stock as a result of the purchase.

As a consequence of Lument IM, an affiliate of Lument, serving as our manager, maintaining a significant ownership stake in us, and originating loans and credit risk securities that we will purchase and hold on our balance sheet the potential existed for conflicts of interest to arise in our relationship with Lument. In addition, after an initial grace period of 2 months, we were required to pay our Manager an incentive fee if our Core Earnings (as defined in our Management Agreement) exceed a hurdle rate of 8% per annum. Our board of directors is responsible for supervising Lument IM, and ensuring that in managing our day-to-day operations, Lument IM performs in a manner that appropriately addresses any potential conflicts of interest. There is no guarantee that the policies and procedures adopted by Lument IM, Lument and their respective affiliates, enabled us to identify adequately address or mitigate all potential conflicts of interest.

For the year ended December 31, 2020, Hunt CRE 2017-FL1, Ltd. purchased two loans with unpaid principal balance of $31.9 million at par and Hunt CRE 2018-FL2 purchased two loans with unpaid principal balance of $14.4 million at par from OREC Structured Finance Co., LLC doing business as Lument Structured Finance ("LSF") formerly known as Hunt Finance Company, LLC ("HFC"), an affiliate of our Manager.

Relationship with the Hunt Companies, Inc. Group of Companies

On January 18, 2018, we entered into a series of transactions with affiliates of the Hunt Companies, Inc. ("Hunt"). First we entered into a new management agreement with HIM, which agreement was terminated on January 3, 2020 simultaneously with the execution of the management agreement with Lument IM. Additionally, another affiliate of Hunt, HCEH, purchased 1,539,406 shares of our common stock in a private placement and purchased a further 710,495 shares of common stock from XL Investments, resulting in Hunt owning an aggregate of 9.50% of our common stock after such purchase.

We entered into a Shareholder Agreement with HCEH, an affiliate of the Hunt Companies, LLC, pursuant to which, the Company granted HCEH the right to designate one designee to the Company's board of directors. The right granted to HCEH expires at such time as HCEH's and its affiliates "beneficial ownership" of the Company's common stock as determined pursuant to Rule 13d-3 under the Exchange Act of 1934, is less than 5%.

Registration Rights Agreements

We have entered into a registration rights agreement with XL Investments and certain other holders pursuant to which we agreed to register the resale of shares of common stock owned by XL Investments and its transferees, and any shares of common stock held by and warrants previously granted to such holders, which we collectively refer to as the registrable securities. Pursuant to the registration rights agreement, XL Investments and its affiliated transferees have the right to demand that we cause their registrable securities to be registered for resale on a registration statement. All other holders of registrable securities have the option to include their registrable securities in such registration statement and we must maintain the effectiveness of such registration statement until all the registrable securities are sold under a shelf registration statement or another registration statement, or until all the registrable securities are eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, without volume limitation or other restrictions on transfer; however, XL Investments and its affiliated transferees are limited to two demand registrations. The registration rights agreement also requires us to file a "shelf registration statement" for the remaining registrable securities as soon as practicable after we become eligible to use Form S-3, and we must maintain the effectiveness of this shelf registration statement until all the registrable securities have been sold under the shelf registration statement or sold pursuant to Rule 144 under the Securities Act. On April 29, 2016, we filed a "shelf registration statement" for the registrable securities, which was declared effective by the SEC on July 20, 2016.

On January 18, 2018, we entered into an additional registration rights agreement with HCEH, pursuant to which we agreed to register the resale of shares of common stock owned by HCEH. Pursuant to the registration rights agreement, HCEH, and its affiliated transferees were provided with certain demand and piggyback registration rights in respect of shares of our common stock owned or subsequently acquired by them.

On January 3, 2020, we entere4d into a registration rights agreement with OREC Investment Holdings, LLC, an affiliate of our Manager, pursuant to which OREC Investment Holdings, LLC and its affiliated transferees were provided with certain demand and piggyback registrations rights in respect of shares of the Company's common stock that OREC Investment Holdings, LLC owns or may acquire from time to time.

Limitations on Liability and Indemnification of Officers and Directors

Our charter and bylaws provide indemnification for our directors and officers to the fullest extent permitted by Maryland law in effect from time to time, to obligate itself to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (1) any individual who is a present or former director or officer of ours or (2) any individual who, while a director or officer of ours and at our request, serves or has served as a director, officer, partner or trustee of another corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan or any other enterprise from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her service in such capacity. We have the power, with the approval of our board of directors, to provide such indemnification and advancement of expenses to a person who served a predecessor of ours in any of the capacities described in (1) or (2) above and to any employee or agent of ours or a predecessor of ours. However, the Maryland General Corporation Law, or MGCL, prohibits us from indemnifying a director or officer for any act or omission if:

•the act or omission of the director or officer was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty;
•the director or officer actually received an improper personal benefit in money, property or services; or
•in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.
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

Independence Determinations

Our board of directors undertakes periodic reviews of director independence. In such reviews, the board of directors considers transactions and relationships between (1) each director, entities with which such person is affiliated and/or any member of such person’s immediate family, and (2) the Company and its subsidiaries and affiliates, in order to ascertain whether any such relationships or transactions are inconsistent with a determination that such person is "independent" in accordance with applicable rules and regulations of the NYSE, applicable law, and the rules and regulations of the SEC. The board of directors bases its determinations primarily on a review of the responses of such persons to questions regarding employment and compensation history, affiliations and family and other relationships between the Company, the directors, and entities with which such persons are affiliated, discussions and analyses with respect to the foregoing, and the recommendations of the nominating and corporate governance committee.

As a result of such reviews, as well as the directors’ responses to the Company’s questionnaire with respect to independence matters, our board of directors has affirmatively determined that all persons who served as directors of the Company during any part of the 2020 calendar year, and all current directors, were and are "independent" for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Flynn, the Company’s Chief Executive Officer and Chairman of the Board and Mr. Hunt a director. Each individual who was a member of the Company’s audit committee, compensation committee, and nominating and corporate governance committee during any part of the 2020 calendar year has been determined by our board of directors to be independent in accordance with such standards as well. In determining that each director other than Messrs. Flynn and Hunt are independent, in addition to confirming that none of the automatic disqualifications prescribed by the NYSE are applicable to such persons, the board of directors also affirmatively determined that each such person has no direct or indirect material relationship with the Company or its subsidiaries.

As none of Messrs. Cummins, Houlihan or Keenan had or has any direct or indirect relationship with the Company or its subsidiaries, they were each deemed to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES BILLED BY THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fees and expenses paid to our principal accountant, KPMG LLP, for the year ended December 31, 2020 and paid to our principal accountant, KPMG LLP, and our former accountant, Grant Thornton LLP, for the year ended 2019 consisted of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees(1)	$536,000	$720,390	(2)
Audit-Related Fees	—	89,500	(3)
Tax Fees	—	—
All Other Fees	—	—
Total	$536,000	$622,980
(1)Represents fees and expenses for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, statutory audits, and advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.
(2)$100,000 of these audit fees related to the 2018 audit paid to Grant Thornton LLP in 2019.

(3)Represents $79,500 consent fee and a $10,000 access fee paid to Grant Thornton LLP.

PRE-APPROVAL POLICY

The audit committee charter provides that the audit committee of our board of directors shall pre-approve all audit services, audit-related tax services and other permitted services to be performed for us by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board ("PCAOB") the audit committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. During 2020, all of the above services were approved by the audit committee in accordance with this policy.

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

4.1
Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“Pre-Effective Amendment No. 1")).

4.2
Warrant Termination Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and XL Investments Ltd. (incorporated by reference to Exhibit 4.1 to Five Oaks Investment Corp. Current Report on From 8-K (File No. 0001-35845), which was filed with the Securities and Exchange Commission on January 18, 2018).

4.3
Description of Securities (incorporated by reference to Exhibit 4.4 to Hunt Companies Finance Trust, Inc. Annual Report on Form 10-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on March 16, 2020.

4.4
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

10.6
Shareholder Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.4 to Five Oaks Investment Corp. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2018).

10.7
Membership Interest Purchase Agreement dated April 30, 2018 by and between Hunt Mortgage Group, LLC and the Five Oaks Investment Corp. (incorporated by reference to Exhibit 10.30 to Five Oaks Investment Corp. Quarterly Report on form 10-Q for the quarterly period ended March 31, 2018 (file No. 001-35845), which was filed with the Securities and Exchange Commission on May 10, 2018).

10.8
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

10.9
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

10.10
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

10.11
Securities Purchase Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Holdings, LLC (incorporated by reference to Exhibit 10.2 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

10.12
Registration Rights Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Holdings, LLC (incorporated by reference to Exhibit 10.3 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

10.13
Termination Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and Hunt Investment Management, LLC (incorporated by reference to Exhibit 10.4 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (file No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

10.14
Second Amendment to Credit and Guaranty Agreement, dated as of July 9, 2020, among Hunt Companies Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services LLC, as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-35845) which was filed with the Securities and Exchange Commission on August 7, 2020).

10.15
Purchase and Sale Agreement, dated as of August 5, 2020, by and among Hunt Companies Finance Trust, Inc. and OREC Structured Finance Co., LLC. (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-35845) which was filed with the Securities and Exchange Commission on August 7, 2020).

10.16
Amendment No. 1 to Participation Agreements, dated as of August 5, 2020, by and among Hunt CRE 2017-FL1 Seller, LLC, Hunt CRE 2017-FL1, Ltd., ORIX Real Estate Capital Holdings, LLC and OREC Structured Finance Co., LLC. (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-35845) which was filed with the Securities and Exchange Commission on August 7, 2020).

10.17
Amendment No.1 to Future Funding Agreement, dated as of August 5, 2020, by and among hunt CRE 2017-FL1 Seller, LLC, Hunt Commercial Mortgage Trust, ORIX Real Estate Capital Holdings, LLC, Wells Fargo National Association, as trustee, and OREC Structured Finance Co., LLC (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-35845) which was filed with the Securities and Exchange Commission on August 7, 2020).

21.1	List of Subsidiaries of Lument Finance Trust, Inc.*

23.1	Consent of KPMG, LLP *

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

* Filed herewith.
** Furnished herewith.

†Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMENT FINANCE TRUST, INC.

March 15, 2021	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Flynn	Chief Executive Officer, Chairman of the Board	March 15, 2021
James P. Flynn	(Principal Executive Officer)

/s/ James A. Briggs	Chief Financial Officer (Principal Financial Officer and	March 15, 2021
James A. Briggs	Principal Accounting Officer)

/s/ James C. Hunt	Director	March 15, 2021
James C. Hunt

/s/ Neil A. Cummins	Director	March 15, 2021
Neil A. Cummins

/s/ William Houlihan	Director	March 15, 2021
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lument Finance Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lument Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule IV – Mortgage Loans on Real Estate as of December 31, 2020 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or is required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of commercial mortgage loans held-for-investment individually evaluated for impairment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s commercial mortgage loans held-for-investment totaled $547.3 million as of December 31, 2020, including $0 of impaired loans, and the related allowance for loan losses (ALL) was $0. Based on the facts and circumstances of the loan, the Company determines a loan is impaired when it is probable that it will not be able to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans are individually evaluated based on the Company’s quarterly assessment of each loan and assignment of a risk rating which are based on a number of factors including debt service coverage, loan-to-value, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan (individually evaluated ALL). The Company primarily utilizes an income capitalization approach in determining the estimated fair value of the underlying collateral for use when evaluating that a loan is impaired. The inputs and assumptions utilized in the fair value measurement included both loan level information and general market trends to determine the assumptions, such as capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, and exit plan.

We identified the assessment of the individually evaluated ALL as a critical audit matter as it involved complex auditor judgment related to the recognition and measurement of impairment for those loans which were individually evaluated and significant measurement uncertainty, both requiring specialized skills and knowledge. The recognition of impairment of commercial mortgage loans held-for-investment was sensitive to the risk rating model applied and significant assumptions such as debt-service coverage ratio, loan-to-value, property type, geographic and local market dynamics. The measurement of the individually evaluated ALL was sensitive to the significant assumptions of capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, and exit plan. These assumptions are based on current market data and had a significant effect on the recognition and estimation of the individually evaluated ALL. In addition, auditor judgment was required to evaluate the sufficiency of the evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s recognition and measurement of the individually evaluated ALL estimate, including controls over the:
•risk rating process;
•evaluation and recognition that a loan is impaired;
•evaluation of significant assumptions used in the fair value measurement of the collateral.

We evaluated the Company’s process to develop the individually evaluated ALL estimate by testing their identification of individually impaired loans through the Company’s risk rating process for a selection of loans. We evaluated whether the significant assumptions used in the risk rating model were relevant and reliable by comparing to independent sources on similar properties. We evaluated whether the significant assumptions used in the fair value measurement were representative of current market data by comparing to recent market activity on similar property transactions. We involved our valuation professionals with specialized skills and knowledge, who assisted in testing a selection of loans and related underlying documentation used to determine the fair value of the loan collateral.

We also assessed the sufficiency of the audit evidence obtained related to individually evaluated ALL by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 2019.

New York, New York
March 15, 2021

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2020(1)	December 31, 2019(1)
ASSETS
Cash and cash equivalents	11,375,960	$10,942,115
Restricted cash	57,999,396	5,069,715
Commercial mortgage loans held-for-investment, at amortized cost	547,345,334	635,260,420
Mortgage servicing rights, at fair value	919,678	2,700,207
Deferred offering costs	—	40,000
Accrued interest receivable	2,015,617	2,342,354
Other assets	1,833,794	1,547,187
Total assets	$621,489,779	$657,901,998

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	463,060,090	505,930,065
Secured Term Loan, net	39,556,198	39,384,041
Accrued interest payable	432,936	805,126
Dividends payable	3,242,640	1,776,912
Fees and expenses payable to Manager	1,156,340	991,981
Other accounts payable and accrued expenses	338,423	369,161
Total liabilities	507,786,627	549,257,286

COMMITMENTS AND CONTINGENCIES (NOTES 14 & 15)

EQUITY:
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 24,943,383 and 23,692,164 shares issued and outstanding, at December 31, 2020 and December 31, 2019, respectively	249,389	236,877
Additional paid-in capital	233,850,271	228,135,116
Cumulative distributions to stockholders	(131,355,978)	(122,236,981)
Accumulated earnings (deficit)	10,859,970	2,410,200
Total stockholders' equity	113,603,652	108,545,212
Noncontrolling interests	$99,500	$99,500
Total equity	$113,703,152	$108,644,712

Total liabilities and equity	$621,489,779	$657,901,998

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs) as the Company was the primary beneficiary of these VIEs. As of December 31, 2020 and December 31, 2019, assets of the consolidated VIEs related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. totaled $591,318,506 and $636,541,489, respectively and the liabilities of consolidated VIEs related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. totaled $463,411,967 and $506,662,238, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	33,570,949	38,969,471
Multifamily loans held in securitization trusts	—	78,361
Cash and cash equivalents	45,782	9,647
Interest expense:
Collateralized loan obligations	(12,047,300)	(20,882,076)
Secured term loan	(3,138,917)	(2,761,561)
Net interest income	18,430,514	15,413,842
Other income:
Realized (loss) on investments, net	—	(709,439)
Change in unrealized (loss) on mortgage servicing rights	(1,780,528)	(1,297,579)
Change in unrealized gain on multifamily loans held in securitization trusts	—	694,339
Servicing income, net	709,565	869,032
Other income	2	—
Total other (loss)	(1,070,961)	(443,647)
Expenses:
Management and incentive fees	2,524,139	2,245,065
General and administrative expenses	3,518,500	4,335,376
Operating expenses reimbursable to Manager	1,644,886	1,629,908
Other operating expenses	1,493,214	360,517
Compensation expense	205,292	193,962
Total expenses	9,386,031	8,764,828
Net income before provision for income taxes	7,973,522	6,205,367
Benefit from income taxes	476,248	43,523
Net income	8,449,770	6,248,890
Dividends to preferred stockholders	(15,000)	(491,764)
Deemed dividend on preferred stock related to redemption	$—	$(3,093,028)
Net income attributable to common stockholders	$8,434,770	$2,664,098
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$8,434,770	$2,664,098
Weighted average number of shares of common stock outstanding	24,934,505	23,687,812
Basic and diluted income per share	$0.34	$0.11
Dividends declared per weighted average share of common stock	$0.37	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings (Deficit)	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2019	1,610,000	37,156,972	23,687,664	236,832	231,305,743	(114,757,019)	(3,838,690)	150,103,838	99,500	$150,203,338
Issuance of common stock	—	—	4,500	45	15,255	—	—	15,300	—	15,300
Redemption of preferred stock, net	(1,610,000)	(37,156,972)	—	—	(3,093,028)	—	—	(40,250,000)	—	(40,250,000)
Cost of issuing common stock	—	—	—	—	(86,516)	—	—	(86,516)	—	(86,516)
Restricted stock compensation expense	—	—	—	—	(6,338)	—	—	(6,338)	—	(6,338)
Net (loss)	—	—	—	—	—	—	6,248,890	6,248,890	—	6,248,890
Common dividends declared	—	—	—	—	—	(6,988,198)	—	(6,988,198)	—	(6,988,198)
Preferred dividends declared	—	—	—	—	—	(491,764)	—	(491,764)	—	(491,764)
Balance at December 31, 2019	—	$—	23,692,164	$236,877	$228,135,116	$(122,236,981)	$2,410,200	$108,545,212	$99,500	$108,644,712

Balance at January 1, 2020	—	$—	23,692,164	$236,877	$228,135,116	$(122,236,981)	$2,410,200	$108,545,212	$99,500	$108,644,712
Issuance of common stock	—	—	1,251,219	12,512	5,749,848	—	—	5,762,360	—	5,762,360
Cost of issuing common stock	—	—	—	—	(40,000)	—	—	(40,000)	—	(40,000)
Restricted stock compensation expense	—	—	—	—	5,307	—	—	5,307	—	5,307
Net income	—	—	—	—	—	—	8,449,770	8,449,770	—	8,449,770
Common dividends declared	—	—	—	—	—	(9,103,997)	—	(9,103,997)	—	(9,103,997)
Preferred dividends declared	—	—	—	—	—	(15,000)	—	(15,000)	—	(15,000)
Balance at December 31, 2020	—	$—	24,943,383	$249,389	$233,850,271	$(131,355,978)	$10,859,970	$113,603,652	$99,500	$113,703,152

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net income	$8,449,770	$6,248,890
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of collateralized loan obligations discounts, net	1,137,156	1,095,750
Amortization of deferred offering costs	(40,000)	(86,516)
Amortization of deferred financing costs	1,029,899	1,006,858
Realized loss on investments, net	—	709,439
Unrealized (gain) loss on mortgage servicing rights	1,780,528	1,297,579
Unrealized (gain) loss on multifamily loans held in securitization trusts	—	(694,339)
Restricted stock compensation expense	20,292	8,962
Net change in:
Accrued interest receivable	326,737	88,436
Deferred offering costs	40,000	86,516
Other assets	(286,607)	(536,516)
Accrued interest payable	(372,190)	(62,668)
Fees and expenses payable to Manager	164,359	(183,019)
Other accounts payable and accrued expenses	(30,735)	(1,697,029)
Net cash provided by operating activities	12,219,209	7,282,343
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(57,601,572)	(300,319,433)
Proceeds from sales of commercial mortgage loans held-for-investment	—	6,816,250
Principal payments from retained beneficial interests	—	4,747,049
Principal payments from commercial mortgage loans held-for-investment	145,516,658	213,415,654
Investment related receivable	—	33,042,234
Net cash provided by (used in) investing activities	87,915,086	(42,298,246)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,747,375	—
Redemption of preferred stock	—	(40,250,000)
Dividends paid on common stock	(7,638,270)	(6,632,546)
Dividends paid on preferred stock	(15,000)	(536,114)
Proceeds from secured term loan	—	40,250,000
Payment of collateralized loan obligations	(44,864,874)	—
Payment of deferred financing costs	—	(1,017,419)
Net cash (used in) financing activities	(46,770,769)	(8,186,079)
Net increase (decrease) in cash, cash equivalents and restricted cash	53,363,526	(43,201,982)
Cash, cash equivalents and restricted cash, beginning of period	16,011,830	59,213,812
Cash, cash equivalents and restricted cash, end of period	$69,375,356	$16,011,830

Supplemental disclosure of cash flow information
Cash paid for interest	$13,386,816	$21,603,697
Cash paid for income taxes	$180,898	$1,956,337
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$3,242,640	$1,776,912

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Lument Finance Trust, Inc. (together with its consolidated subsidiaries, the "Company”), formerly Hunt Companies Finance Trust, Inc., is a Maryland corporation that focuses primarily on investing in, financing and managing a portfolio of commercial real estate debt investments. Effective January 3, 2020, the Company is externally managed by OREC Investment Management, LLC, doing business as Lument Investment Management (the "Manager" or "Lument IM"), who replaced the prior manager, Hunt Investment Management, LLC ("HIM"). On December 28, 2020, the Company changed its name from Hunt Companies Finance Trust, Inc. to Lument Finance Trust, Inc., and its common stock began trading on the NYSE under the symbol "LFT." Previously, the Company's common stock was listed on the NYSE under the symbol "HCFT."

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

On February 14, 2019, the Company drew on its secured term loan ("Secured Term Loan") in the aggregate principal amount of $40.25 million and used the net proceeds of $39.2 million and working capital of $1.1 million to redeem all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends. The redeemed shares have been reclassified as authorized and unissued shares of the Company's preferred stock, $0.01 per value per share, without designation of a class or series.

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

On January 3, 2020, the Company and HIM entered into a termination agreement pursuant to which the Company and HIM agreed to mutually and immediately terminate that certain management agreement dated January 18, 2018. The Company simultaneously entered into a new management agreement with Lument IM. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the Company. See Note 10 for further discussion.

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

The Company evaluates quarterly its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At December 31, 2020, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations was $124,046,671 at December 31, 2020 and December 31, 2019.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. On March 11, 2020, the WHO declared COVID-19 a global pandemic, which continues to spread throughout the United States and around the world. The outbreak has adversely impacted, and continues to adversely impact economic and market conditions globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include imposition of quarantines, "stay-at-home" orders, restrictions on travel and forced closures for certain types of public places, businesses and schools. The prolonged duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact of COVID-19 on the global economy generally, and our business in particular, makes any estimates and assumptions

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from its estimates and the differences may be material.

 Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents at time of purchase include cash held in bank accounts on an overnight basis and other short term deposit accounts with banks having maturities of 90 days or less at time of acquisition. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted cash includes cash held within Hunt CRE 2018-FL2, Ltd. as of December 31, 2020 and within Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. as of December 31, 2019 for purposes of reinvestment in qualifying commercial mortgage loans. The reinvestment period for Hunt CRE 2017-FL1, Ltd. expired on February 20, 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$11,375,960	$10,942,115
Restricted cash CRE 2017-FL1, Ltd.	$—	$2,158,497
Restricted cash CRE 2018-FL2, Ltd.	$57,999,396	$2,911,218
Total cash, cash equivalents and restricted cash	$69,375,356	$16,011,830

Deferred Offering Costs

Direct costs incurred to issue shares classified as equity, such as legal and accounting fees, are deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares are recorded as an asset in the accompanying consolidated balance sheets in the line item "Deferred offering costs", for subsequent deduction from the related proceeds upon closing of the offering. To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in "Other accounts payable and accrued expenses" on the accompanying consolidated balance sheets.

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
•Commercial mortgage loans: The Company determines the fair value of commercial mortgage loans by utilizing a pricing model based on discounted cash flow methodologies using discount rates, which reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Additionally, the Company may record fair value adjustments on a non-recurring basis when it has determined it necessary to record a specific impairment reserve or charge-off against a loan and the Company measures such specific reserve or charge-off using the fair value of the loan's collateral. To determine the fair value of loan collateral, the Company employs the income capitalization approach, appraised values, broker opinion of value, sale offers, letters of intention to purchase, or other valuation benchmarks, as applicable, depending upon the nature of such collateral and other relevant market factors.
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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2020, the Company did not hold any loans placed in non-accrual status.

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

The Company evaluates each loan rated High Risk or above as to whether it is impaired on a quarterly basis. Impaired loans are individually evaluated based on the Company's quarterly assessment of each loan and assignment of a risk rating. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2020, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

Mortgage Servicing Rights, at Fair Value

Mortgage servicing rights ("MSRs") are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at Five Oaks Acquisition Corp. ("FOAC"), the Company's taxable REIT subsidiary ("TRS"). As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a subservicer, the associated loan. MSRs are reported at fair value. Residential mortgage loans for which the Company owns the MSRs are directly serviced by two sub-servicers retained by the Company. The Company does not directly service any residential mortgage loans.

MSR income is recognized at the contractually agreed upon rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with which the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary of and accordingly are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. CLOs are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums, discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. In light of the current market environment, which has been impacted by the ongoing COVID-19 pandemic, the Company determined that a previously contemplated collateralized loan transaction would not be executed by year-end 2020. Accordingly, $624,816 in costs related to the contemplated transaction were expensed as "Other operating expenses" in the statements of operations in the second quarter of 2020. Such costs had previously been deferred as "Other assets" in the balance sheet.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Common Stock

At December 31, 2020, and December 31, 2019, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 24,943,383 shares of common stock issued and outstanding at December 31, 2020 and 23,692,164 at December 31, 2019.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

 Preferred Stock

On February 14, 2019, the Company redeemed all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends. At December 31, 2020 and December 31, 2019, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. The Company had no shares of preferred stock issued and outstanding at December 31, 2020 and December 31, 2019.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. A REIT is generally taxable as a U.S. C-Corporation; however, so long as the Company qualifies as a REIT it is entitled to a special deduction for dividends paid to stockholders not otherwise available to corporations. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent its distributions to stockholders equals, or exceeds, its REIT taxable income for the year. In addition, the Company must continue to meet certain REIT qualification requirements with respect to distributions, as well as certain asset, income and share ownership tests, in accordance with Sections 856 through 860 of the Code, as summarized below. In addition, the TRS is maintained to perform certain services and earn income for the Company that the Company is not permitted engage in as a REIT.

To maintain its qualification as a REIT, the Company must meet certain requirements, including but not limited to the following: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has historically met the requisite ownership, asset and income tests, with the exception of a failure to meet the 75% gross income test for the 2018 calendar year ("2018 75% Income Test Failure). Refer to Note 16 for further discussion of the 2018 75% Income Test Failure.

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair-value based methodology prescribed by ASC 505, Equity ("ASC 505"), or ASC 718, Share-Based Payment ("ASC 718"), as appropriate. Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, the compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 13 for details of stock-based awards issuable under the Manager Equity Plan.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss) Attributable to Common Stockholders

For the years ended December 31, 2020 and December 31, 2019, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

Recently Issued and/or Adopted Accounting Standards

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which is a comprehensive amendment of credit losses on financial instruments. Currently, GAAP requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the "incurred loss" impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates. For public business entities that are SEC filers, the amendment in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

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

In February 2020, the FASB issued ASU 2020-02, amending SEC paragraphs in the Codification to reflect the issuance of SEC Staff Accounting Bulletin ("SAB") No. 119 related to the new credit losses standard and revised effective date of the new leases standard. SAB No. 119 provides interpretive guidance on methodologies and supporting documentation for measuring credit losses, with a focus on the documentation the staff would normally expect registrants engaged in lending transactions to prepare and maintain to support estimates of current expected credit losses for loan transactions. This new guidance is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies such as the Company. The Company is assessing the impact of this guidance.

Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This guidance eliminates certain exceptions to the general principles in Topic 740. This new guidance is effective for us on January 1, 2021, with early adoption permitted. The Company adopted ASU 2019-12 beginning with the first quarter of 2021, which had no material impact on the Company's financial condition or results of operations.

Financial Instruments

In March 2020, the FASB issued ASU 2020-03 which makes improvements to financial instruments guidance, including the current expected credit losses (CECL) guidance in ASU 2016-13. Only Issue 1, of the 7 improvement issues applies to the Company, which is effective upon issuance, requires all entities to provide fair value option disclosures. MSRs are reported at fair value as a result of the fair value election, as discussed in Mortgage Servicing Rights, at Fair Value above.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 828): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate ("LIBOR") and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt instruments, leases, derivatives and other contracts affected by reference rate reform. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. We are currently evaluating the impact of this guidance on our financial statements.

CARES Act

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Section 4013 of the CARES Act includes a provision that permits financial institutions an election to suspend temporarily troubled debt restructuring ("TDR") accounting under ASC Subtopic 310-40 in certain circumstances ("Section 4013 Elections"). Additionally, Section 4014 of the CARES Act includes a provision that permits deferral of the effective date of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), for insured depository institutions, bank holding companies, or any affiliates thereof ("Section 4014 Election"). The Company is not a financial institution, nor a depository institution, bank holding company or an affiliate of one and therefore would not be permitted to make Section 4013 or Section 4014 Elections. The Company is designated as a smaller reporting company for SEC filing purposes and has previously deferred implementation of ASU 2016-13 until January 1, 2023 pursuant to ASU 2019-10.

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of December 31, 2020 and December 31, 2019:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2020
Loans held-for-investment
Senior secured loans(3)	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1
	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2019
Loans held-for-investment
Senior secured loans(3)	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8
	$635,260,420	$635,260,420	51	100.0%	5.4%	3.8

(1)    Weighted average coupon assumes applicable one-month LIBOR of 0.14% and 1.70% as of December 31, 2020 and December 31, 2019, respectively, inclusive of weighted average LIBOR floors of 1.64% and 1.56%, respectively.
(2)    Weighted average term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(3)    As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in VIEs and $15,981,933 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2019, $629,157,956 of the outstanding senior secured loans were held in VIEs and $6,102,464 of the outstanding senior secured loans were held outside VIEs.

Activity: For the years ended December 31, 2020 and December 31, 2019, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2018	$555,172,891
Purchases and advances	300,319,433
Proceeds from principal payments	(213,415,654)
Proceeds from sales	(6,816,250)
Balance at December 31, 2019	$635,260,420
Purchases and advances	57,601,572
Proceeds from principal repayments	(145,516,658)
Balance at December 31, 2020	$547,345,334

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—	1	$9,000,000	9,000,000
2	14	168,401,366	168,401,366	9	87,176,088	87,176,088
3	20	309,726,343	309,726,343	37	487,513,256	487,513,256
4	6	69,217,625	69,217,625	4	51,571,076	48,260,809
5	—	—	—	—	—	—
	40	547,345,334	547,345,334	51	635,260,420	631,950,153

As of December 31, 2020, the average risk rating of the commercial mortgage loan portfolio was 3.1 (Moderate Risk), weighted by investment carrying value, with 84.4% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2019, the average risk rating of the commercial mortgage loan portfolio was 2.8 (Moderate Risk), weighted by investment carrying value, with 91.9% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
The increase in average risk rating during 2020 is primarily the result of downgrade of several non multifamily loans to a risk rating of "4" to reflect higher risk in loans collateralized by retail and office properties that are particularly negatively impacted by the COVID-19 pandemic.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of December 31, 2020 and December 31, 2019:

Loans Held-for-Investment

	December 31, 2020	December 31, 2019
Geography
Southwest	38.7%	38.7%
South	36.5	27.5
Midwest	16.8	16.9
Mid-Atlantic	6.2	8.4
West	1.8	3.0
Various	—	5.5
Total	100.0%	100.0%

	December 31, 2020(1)	December 31, 2019
Collateral Property Type
Multifamily	89.5%	93.9%
Retail	6.4	2.7
Office	3.3	2.0
Self-Storage	0.8	0.7
Mixed-Use	—	0.7
Total	100.0%	100.0%

(1)    During the period ended March 31, 2020, two multifamily loans were adjusted to retail and office, respectively, due to the primary nature of the underlying properties. The adjustment represented a reduction in multifamily of 3.6% and an increase to retail and office of 2.8% and 0.8%, respectively, to the percentages presented for December 31, 2019.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of December 31, 2020 or December 31, 2019.

NOTE 4 - THE FREMF TRUSTS

As of December 31, 2020 and December 31, 2019, the Company no longer held any FREMF Trusts.

The Company previously elected the fair value option on the assets and liabilities of the FREMF 2012-KF01 Trust, which required that changes in valuations of the trust be reflected in the Company’s statements of operations. The Company’s net investment in the trust was limited to the Multifamily MBS comprised of first loss PO securities and IO securities acquired by the Company in 2014. On January 25, 2019, the FREMF 2012-KF01 Trust was paid-in full.

The consolidated statement of operations of the FREMF trusts for the year ended December 31, 2019 is as follows:

Statements of Operations	December 31, 2019
Interest income	$78,361
Interest expense	—
Net interest income	$78,361
General and administrative fees	(709,439)
Unrealized gain (loss) on multifamily loans held in securitization trusts	694,339
Net income (loss)	$63,261

NOTE 5 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

As further discussed in Notes 2 and 4, the Company evaluated its investments in Multifamily MBS and determined that it was a VIE. The Company determined that it was the primary beneficiary of the FREMF 2012-KF01 Trust through January 25, 2019, the repayment date of the underlying security. Accordingly, the Company consolidated the assets, liabilities, income and expenses of this trust in its financial statements through January 25, 2019. However, the assets of the trust were restricted, and could only have been used to fulfill the obligations of the trust. Additionally, the obligations of the trust did not have any recourse to the Company as the consolidator of the trust. The Company had elected the fair value option in respect of the assets and liabilities of the trust. As noted in Note 4, the FREMF 2012-KF01 Trust was paid-in full effective January 25, 2019, and henceforth the Company no longer consolidates this trust.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 5 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)
On April 30, 2018, the Company acquired Hunt CMT Equity LLC, which was comprised of commercial mortgage loans financed through collateralized loan obligations ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender and eight loan participations. As discussed in Note 2 ("Summary of Significant Accounting Policies - Principles of Consolidation - VIE"), the Company determined Hunt CRE 2017-FL1, Ltd., a CRE CLO, was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. On August 20, 2018, the Company closed a CRE CLO ("Hunt CRE 2018-FL2, Ltd."). As discussed in Note 2 ("Summary of Significant Accounting Policies - Principles of Consolidation - VIE"), the Company determined Hunt CRE 2018-FL2, Ltd., a CRE CLO, was a VIE and the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. At December 31, 2020, the Company continued to determine it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligations to absorb losses derived from ownership of preferred shares.

The CLOs we consolidate are subject to collateralization and coverage tests that are customary for these types of securitizations. As of December 31, 2020, and December 31, 2019 all such collateralization and coverage tests in the CLOs we consolidate were met. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these tests.

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2020 and December 31, 2019 included the following VIE assets and liabilities:

ASSETS	December 31, 2020	December 31, 2019
Cash, cash equivalents and restricted cash	$57,999,396	$5,069,715
Accrued interest receivable	1,955,709	2,313,818
Loans held for investment	531,363,401	629,157,956
Total Assets	$591,318,506	$636,541,489

LIABILITIES
Accrued interest payable	$351,877	$732,173
Collateralized loan obligations(1)	463,060,090	505,930,065
Total Liabilities	$463,411,967	$506,662,238
Equity	127,906,539	129,879,251
Total liabilities and equity	$591,318,506	$636,541,489

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following tables present certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd.as of December 31, 2020 and December 31, 2019:

As of December 31, 2020
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon
Collateral (loan investments)	40	531,363,401	531,363,401	L + 3.50%
Financings provided	2	465,316,126	463,060,090	L + 1.44%

As of December 31, 2019
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon
Collateral (loan investments)	51	629,157,956	629,157,956	L + 3.60%
Financings provided	2	510,181,000	505,930,065	L + 1.40%

(1)     The carrying value for Hunt CRE 2017-FL1, Ltd. is net of discount of $207,767 and $1,344,923 for December 31, 2020 and December 31, 2019, respectively and the carrying value for Hunt CRE 2018-FL2, Ltd. is net of debt issuance costs of $2,048,269 and $2,906,012 for December 31, 2020 and December 31, 2019, respectively.

The statement of operations related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2020 and December 31, 2019 include the following income and expense items:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 5 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Statements of Operations	December 31, 2020	December 31, 2019
Interest income	$32,831,608	$38,530,632
Interest expense	12,047,300	20,882,076
Net interest income	$20,784,308	$17,648,556
General and administrative fees	(675,624)	(708,207)
Net income (loss)	$20,108,684	$16,940,349

NOTE 6 - RESTRICTED CASH

Hunt CRE 2017-FL1, Ltd. was actively managed with an initial reinvestment period of 30 months which expired on February 20, 2020. Hunt CRE 2018-FL2, Ltd. is actively managed with initial reinvestment period of 36 months that expires on August 17, 2021. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within Hunt CRE 2018-FL2, Ltd. in accordance with the terms and conditions of its respective governing agreement.

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($693,802 at December 31, 2020 and $865,959 at December 31, 2019). As of December 31, 2020 and December 31, 2019, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	December 31, 2020		December 31, 2019
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$40,250,000	$40,250,000	$40,250,000	$40,250,000
Total	$40,250,000	$40,250,000	$40,250,000	$40,250,000

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties' obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Secured Term Loan are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and include senior and subordinated commercial real estate mortgage loans, preferred equity in commercial real estate assets (directly or indirectly), commercial real estate construction mortgage loans and certain types of equity interests (the "Eligible Assets"). Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the five year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the fifth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until maturity.

In response to the continued COVID-19 pandemic, on July 9, 2020, the Company entered into the Second Amendment to the Credit and Guaranty Agreement. This amendment provides the Company with additional flexibility to effectively manage any potential borrower distress related to COVID-19 that were not originally contemplated in loan documentation.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2020 and December 31, 2019, we were in compliance with these covenants. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 8 - MSRs

As of December 31, 2020, the Company retained the servicing rights associated with an aggregate principal balance of $191,799,159 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity as of the years ended December 31, 2020 and December 31, 2019:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 8 – MSRs (Continued)

	December 31, 2020	December 31, 2019
Balance at beginning of year	$2,700,207	$3,997,786
MSRs related to deconsolidation of securitization trust	—	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(634,824)	(572,963)
Other changes to fair value(1)	(1,145,705)	(724,616)
Balance at end of year	$919,678	$2,700,207
Loans associated with MSRs(2)	$191,799,159	$333,563,728
MSR values as percent of loans(3)	0.48%	0.81%

(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at December 31, 2020 and December 31, 2019, respectively.
(3)Amounts represent the carrying value of MSRs at December 31, 2020 and December 31, 2019, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s consolidated statements of operations for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Servicing income, net	$709,565	$869,032
Income from MSRs, net	$709,565	$869,032

NOTE 9 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2020
Assets:
Mortgage servicing rights	$—	$—	$919,678	$919,678
Total	$—	$—	$919,678	$919,678

	December 31, 2019
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2019
Assets:
Mortgage servicing rights	$—	$—	$2,700,207	$2,700,207
Total	$—	$—	$2,700,207	$2,700,207

As of December 31, 2020 and December 31, 2019, the Company had $919,678 and $2,700,207, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 8.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2020 and December 31, 2019:

As of December 31, 2020
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	12.4 - 28.0%	21.6%
	Discount rate	12.0%	12.0%

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 9 – FAIR VALUE (Continued)

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

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	December 31, 2020
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$11,375,960	$11,375,960	$11,375,960
Restricted cash	57,999,396	57,999,396	57,999,396
Commercial mortgage loans held-for-investment	547,345,334	547,345,334	547,134,755
Total	$616,720,690	$616,720,690	$616,510,111

Liabilities:
Collateralized loan obligations	$463,060,090	$465,316,126	$458,094,412
Secured term loan	39,556,198	40,250,000	44,514,373
Total	$502,616,288	$505,566,126	$502,608,785

	December 31, 2019
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$10,942,115	$10,942,115	$10,942,115
Restricted cash	5,069,715	5,069,715	5,069,715
Commercial mortgage loans held-for-investment	635,260,420	635,260,420	635,260,420
Total	$651,272,250	$651,272,250	$651,272,250

Liabilities:
Collateralized loan obligations	$505,930,065	$510,181,000	$510,834,435
Secured term loan	$39,384,041	$40,250,000	$42,999,082
Total	$545,314,106	$550,431,000	$553,833,517

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Management and Incentive Fee

The Company is externally managed and advised by the Manager and through January 3, 2020 by HIM, our prior manager. Pursuant to the terms of the prior management agreement in effect for the year ended December 31, 2019, the Company paid the prior manager a management fee equal to 1.5% per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity included the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent an asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter,

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)
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

For the year ended December 31, 2020, the Company incurred management fees of $2,351,562 (2019: $2,245,065), recorded as "Management Fee" in the statement of operations, of which $588,000 (2019: $564,620) was accrued but had not been paid, included in "fees and expenses payable to Manager" in the balance sheets.

For the year ended December 31, 2020, the Company recorded $172,577 in incentive fees and for the year ended December 31, 2019, the Company did not accrue any incentive fees.

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

For the year ended December 31, 2020, the Company incurred reimbursable expenses of $1,644,886 (2019: $1,629,908) recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $395,763 (2019: $427,361) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the year ended December 31, 2020, the Company waived $118,786 of reimbursable expense and for the year ended December 31, 2019, the Company waived $345,988 of reimbursable expense.

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

The following table summarizes the activity related to restricted common stock for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$3.33	4,500	$3.40
Granted	4,500	2.60	4,500	3.33
Vested	(4,500)	3.33	(4,500)	3.40
Outstanding Unvested Shares at End of Period	4,500	$2.60	4,500	$3.33

For the year ended December 31, 2020, the Company recognized compensation expense related to restricted common stock of $20,292 (2019: $8,962). The Company has unrecognized compensation expense of $5,353 as of December 31, 2020 (2019: $13,946) for unvested shares of restricted common stock. As of December 31, 2020, the weighted average period for which the unrecognized compensation expense will be recognized is 5.6 months.

OREC Structured Finance Co, LLC dba Lument Structured Finance

During the year ended December 31, 2020, Hunt CRE 2017-FL1 purchased two loans with unpaid principal balance of $31.9 million at par and Hunt CRE 2018-FL2 purchased two loans with unpaid principal balance of $14.4 million at par from OREC Structured Finance Co, LLC dba Lument Structured Finance ("LSF") formerly known as Hunt Finance Company, LLC ("HFC"), an affiliate of our Manager.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)
During the year ended 2019, Hunt CRE 2017-FL1, Ltd. purchased twenty-two loans with unpaid principal balance of $180.8 million at par and Hunt CRE 2018-FL2, Ltd. purchased six loans with unpaid principal balance of $87.6 million at par and purchased twenty-five loan advances with unpaid principal balance of $12.0 million at par from LSF. Additionally, Hunt CRE 2017-FL1 Seller sold six loan advances with unpaid principal balance of $6.8 million at par to LSF.

On August 5, 2020, the Company entered into an amendment to its Participation Agreements amongst Hunt CRE 2017-FL1 Seller, LLC ("FL1 Seller"), Hunt CRE 2017-FL1, Ltd., ORIX Real Estate Capital Holdings, LLC dba LSF to transfer future funding participation interests from FL1 Seller to LSF, an affiliate of the Manager (the "FL1 Future Funding Participation Transfer"). As a result of the FL1 Future Funding Participation Transfer, LSF will make all advances pursuant to the unfunded loan commitments. In connection with the FL1 Future Funding Participation Transfer, the Company has agreed that at such time it (i) has available excess capital and (ii) the satisfaction of the applicable requirements for acquiring such assets, each as determined by the Manager, it will purchase from LSF, at a price equal to par, any FL1 Participations funded by LSF. The maximum amount of future payments that the Company could be required to purchase from LSF under the Future Funding Participation Transfer, which represents the unfunded commitments of FL1 Seller, was $30.2 million as of December 31, 2020. As of December 31, 2020, $5.6 million of participation interests had been funded by LSF and $24.6 million remain unfunded.

ORIX Real Estate Capital, LLC

ORIX Real Estate Capital. LLC ("OREC"), an affiliate of the Manager, was appointed as the sub-servicer to the servicer with respect to mortgage assets for Hunt CRE 201-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. by KeyBank in its capacity as servicer with both CLOs. Additionally, OREC was appointed by KeyBank as servicer to act as special servicer of any serviced mortgage that becomes a specially serviced mortgage loan. As of November 20, 2020, KeyBank resigned from its role as servicer of both CLOs and OREC assumed servicer obligations and responsibilities.

Hunt Companies, Inc.

One of the Company's directors is also Chief Executive Officer and President of Hunt Companies, Inc. ("Hunt") and is a member of the Hunt Board of Directors, with which affiliates of the Manager have a commercial business relationship. The Manager's affiliates may from time to time sell commercial mortgage loans to Hunt or various of its subsidiaries and affiliates.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX’s wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC") functions as the central counterparty with which buyers and sellers transact, and acts as the buyer’s counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement") FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller’s repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligation to provide further seller eligibility review and backstop guarantee services terminated on the MAXEX Termination Date. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20,000,000 and (b) minimum available liquidity equal to the greater of (x) $5,000,000 and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $860,525,494 as of December 31, 2020 and $1,405,182,222 as of December 31, 2019, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2020, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 11 – GUARANTEES (Continued)
obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2020.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, remains uncertain. AS of December 31, 2020, no contingencies have been recorded on our balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments

As of December 31, 2020, LSF, an affiliate of the Manager, had $5.6 million in funded commitments and $24.6 million of unfunded commitments related to loans held in Hunt CRE 2017-FL1, Ltd. that the Company could be required to purchase from LSF under the Future Funding Participation Transfer. See Note 10 for discussion of the August 5, 2020 FL1 Future Funding Participation Agreement. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2019, the Company had $50.5 million of unfunded commitments related to Hunt CRE 2017-FL1, Ltd. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2020 and December 31, 2019, LSF, an affiliate of the Manager, had $25.8 million and $40.9 million, respectively of unfunded commitments related to Hunt CRE 2018-FL2, Ltd. These commitments are not reflected on the Company's consolidated balance sheets.

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

NOTE 13 – EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 24,943,383 and 23,692,164 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.

On January 3, 2020, the Company issued 1,246,719 shares of common stock to an affiliate of the Company's prior manager in a private placement at a purchase price of $4.61 per share resulting in aggregate net proceeds of $5.7 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2020, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of December 31, 2020, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

The Company had 50,000,000 authorized shares of preferred stock, par value $0.01 per share, with 1,610,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), par value of $0.01 per share and liquidation preference of $25.00 per share, issued and outstanding as of December 31, 2019. The Series A Preferred Stock was entitled to receive a dividend rate of 8.75% per year on the $25 liquidation preference and was senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The Company declared quarterly and paid monthly dividends on the shares of the Series A Preferred Stock, in arrears, on the 27th day of each month to holders of record at the close of business on the 15th day of each month. No dividends may be paid on the Company’s common stock unless full cumulative dividends have been paid on the preferred stock. The Company paid full cumulative dividends on its preferred stock on a monthly basis since it was first issued in December 2013. On February 14, 2019, the Company redeemed all 1,610,000 shares of its outstanding 8.75% Series A Cumulative Redeemable Preferred Stock at its $25 per share liquidation preference plus accrued and unpaid dividends.

Distributions to stockholders

For the 2020 taxable year to date, the Company has declared dividends to common stockholders totaling $9,103,997, or $0.37 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2020:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 13 – EQUITY (Continued)

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 12, 2020	March 31, 2020	April 15, 2020	$1,870,416	$0.075
June 17, 2020	June 30, 2020	July 15, 2020	$1,870,754	$0.075
September 17, 2020	September 30, 2020	October 15, 2020	$2,120,188	$0.085
December 18, 2020	December 31, 2020	January 15, 2021	$2,244,904	$0.090
December 21, 2020	December 31, 2020	January 15, 2021	$997,735	$0.040

Non-controlling interests

On November 29, 2018, Lument Commercial Mortgage Trust, Inc. ("LCMT"), formerly known as Hunt Commercial Mortgage Trust ("HCMT"), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2020 and $15,000 for the year ended December 31, 2019, are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations.

NOTE 14 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
Net income (loss)		$8,449,770		$6,248,890
Less dividends expense:
Common stock	$9,103,997		$6,988,198
Preferred stock	15,000		491,764
Deemed dividend on preferred stock redemption	—		3,093,028
		9,118,997		10,572,990
Undistributed (deficit)		$(669,227)		$(4,324,100)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.37	$0.37	$0.30	$0.30
Undistributed (deficit)	$—	$(0.03)	—	(0.19)
Total	$0.37	$0.34	$0.30	$0.11

	For the years ended December 31,
	2019	2018
Basic weighted average shares of common stock outstanding	24,930,079	23,685,223
Weighted average of non-vested restricted stock	4,426	2,589
Diluted weighted average shares of common stock outstanding	24,934,505	23,687,812

NOTE 15 – SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments and operates as a single reporting segment.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 16 – INCOME TAXES
The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company must generally distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less that a minimum amount specified under U.S. federal tax laws.

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of December 31, 2020 and 2019, we were in compliance with all REIT requirements.

The following table presents our provision for income taxes (in thousands):

	Year Ended December 31,
	2020	2019
	(in thousands)	(in thousands)
Current tax expense (net of $0 and $571 tax benefit of operating loss carryforward for 2020 and 2019, respectively)	—	279
Deferred tax (benefit)	(476)	(323)
Provision for income tax (benefit)	(476)	(44)

The following is a reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
U.S. federal statutory income tax	21.0%	21.0%
REIT income not subject to federal income tax	(24.6)%	(18.8)%
State and local income taxes, net of federal tax benefit	(1.6)%	(1.1)%
Tax effect of state corporate rate change	—%	(1.8)%
Return to provision	(0.8)%	—%
Effective income tax rate	(6.0)%	(0.7)%

The differences between the Company's statutory rate and effective rate are largely determined by the amount of income subject to tax by the Company's TRS subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2020 and 2019, the Company's net deferred tax assets were $1.4 million and $0.9 million, respectively, and are included in other assets in the Company's consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent on our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary difference. The amount of deferred tax assets considered realizable is subject to adjustment in future periods of future taxable income change.

The TRS has a deferred tax asset , comprised of the following (in thousands):

	As of December 31, 2020	As of December 31, 2019
Accumulated net operating losses of TRS	$994	$137
Mortgage servicing rights	319	686
Capitalized transaction costs	106	120
Net non-current deferred tax asset	$1,419	$943

At December 31, 2020, and 2019, the TRS had net operating loss carryforwards for federal income tax purposes of $3.3 million and $0.4 million, which are available to offset future taxable income and begin expiring in 2034.

As of December 31, 2020, the Company has concluded that there are no material uncertain tax positions requiring recognition in the Company's consolidated financial statements. As of December 31, 2020 , tax years 2017 through 2020 remain subject to examination by taxing authorities.

REIT Qualification

During tax years 2019 and 2020 the Company passed all the requisite ownership, asset and income tests. For its 2018 tax year, the Company passed all requisite ownership, asset and income tests, except it failed the test under Section 856(c)(3) of the Code, also known as the 75% Income Test ("2018 Income Test Failure"). However, on July 13, 2020, the Company entered into a closing agreement with the IRS in which it was agreed that (i) the 2018 75% Income Test Failure was due to reasonable cause and not due to willful neglect within the meaning of Section 856(c)(6); (ii) the Company satisfied the requirements of Sections 856(c)(6) with respect to the 2018 75% Income Test Failure and; (iii) such failure will not cause the Company to be treated as failing to satisfy the 75% gross income test for the 2018 taxable year.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 17 – SUBSEQUENT EVENTS
We have reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

NOTE 18 - QUARTERLY FINANCIAL DATA

The following table presents a comparative breakdown of our unaudited summary quarterly financial data for the immediately preceding eight quarters.

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$9,194	$8,480	$8,117	$7,826
Total interest expense	(5,018)	(3,696)	(3,285)	(3,187)
Net interest income	4,176	4,784	4,832	4,639
Other income (loss)	(684)	(171)	(162)	(54)
Total expenses	2,167	2,803	2,262	2,155
Net income before provision for income taxes	1,325	1,810	2,408	2,430
(Provision for) benefit from income taxes	226	68	143	39
Net income	1,551	1,878	2,551	2,469
Net income (loss) attributable to common stockholders (basic and diluted)	1,547	1,875	2,547	2,466
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	1,547	1,875	2,547	2,466
Weighted average number of shares of common stock outstanding:	24,911,483	24,939,575	24,943,383	24,943,383
Basic and diluted income (loss) per share	0.06	0.08	0.10	0.10

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest income	$9,983	$10,289	$9,832	$8,954
Total interest expense	(5,776)	(6,242)	(6,036)	(5,589)
Net interest income	4,207	4,047	3,796	3,365
Other income (loss)	(147)	(274)	(202)	178
Total expenses	2,648	2,176	1,703	2,238
Net income before provision for income taxes	1,412	1,597	1,891	1,305
(Provision for) benefit from income taxes	63	(203)	267	(83)
Net income	1,475	1,394	2,158	1,222
Net income (loss) attributable to common stockholders (basic and diluted)	(2,099)	1,390	2,154	1,218
Earnings (loss) per share:
Net income (loss) attributable to common stockholders (basic and diluted)	(2,099)	1,390	2,154	1,218
Weighted average number of shares of common stock outstanding:	23,687,664	23,687,664	23,687,664	23,688,251
Basic and diluted income (loss) per share	(0.09)	0.06	0.09	0.05

Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2020

Type of Loan/Borrower Senior Mortgage Loans(1)	Description/Location	Interest(2) Payment Rates	Extended Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Balance	Carrying Amount of Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily / IL	L+4.30%	2023	I/O	$—	$35,625,000	$35,625,000
Borrower B	Multifamily / TX	L+4.05%	2023	I/O	—	35,441,348	35,441,348
Borrower C	Multifamily / MD	L+3.25%	2023	I/O	—	33,752,111	33,752,111
Borrower D	Multifamily / TX	L+3.65%	2023	I/O	—	32,526,660	32,526,660
Borrower E	Multifamily / VA	L+2.75%	2024	I/O	—	26,500,000	26,500,000
Borrower F	Multifamily / IL	L+3.75%	2023	I/O	—	25,355,116	25,355,116
Borrower G	Multifamily / TX	L+3.15%	2025	I/O	—	24,540,507	24,540,507
Borrower H	Multifamily / TN	L+2.95%	2025	I/O	—	24,180,000	24,180,000
Borrower I	Multifamily / GA	L+2.75%	2024	I/O	—	20,000,000	20,000,000
Borrower K	Multifamily / NC	L+3.35%	2023	I/O	—	18,703,039	18,703,039
Borrower L	Retail / TX	L+3.90%	2023	I/O	—	18,000,000	18,000,000
Borrower M	Multifamily / TX	L+2.90%	2024	I/O	—	17,754,112	17,754,112
Borrower N	Retail / TX	L+4.10%	2023	I/O	—	17,172,624	17,172,624
Borrower O	Multifamily / TX	L+3.10%	2023	I/O	—	16,707,856	16,707,856
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Multifamily / Diversified	L+2.80% - 4.75%	2021 - 2025	I/O	$—	$178,997,101	$178,997,101
Senior Loan	Office / Diversified	L+3.75%	2023	I/O	—	17,864,860	17,864,860
Senior Loan	Self-Storage / VA	L+3.15%	2024	I/O	—	4,225,000	4,225,000
Total senior loans					$—	$547,345,334	$547,345,334

(1)Includes senior mortgage loans and pari passu participations in senior mortgage loans.
(2)L = one-month LIBOR rate
(3)Extended maturity date assumes all extension options are exercised
(4)I/O = interest only
(5)Represents only third party liens

1.Reconciliation of Mortgage Loans on Real Estate

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2019	2018
Balance at January 1,	$635,260,420	$555,172,891
Additions during period:
Mortgage loans purchased	57,601,572	300,319,433
Deductions during period
Mortgage loan repayments	(145,516,658)	(213,415,654)
Mortgage loans sold	—	(6,816,250)
Balance at December 31,	$547,345,334	$635,260,420