Form 10-Q
period 2021-03-31
Lument Finance Trust, Inc.
filed 2021-05-11
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ____________

Commission File No. 001-35845
LUMENT FINANCE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-4966519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

230 Park Avenue, 23rd Floor, New York, New York	10169
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, including area code (212) 521-6323
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	LFT	New York Stock Exchange
7.875% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	LFTPrA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2021
Common stock, $0.01 par value	24,943,383

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2021(1)	December 31, 2020(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$11,717,804	$11,375,960
Restricted cash	32,154,188	57,999,396
Commercial mortgage loans held-for-investment, at amortized cost	484,165,249	547,345,334
Mortgage servicing rights, at fair value	899,223	919,678
Accrued interest receivable	2,173,007	2,015,617
Investment related receivable	34,539,187	—
Other assets	1,757,914	1,833,794
Total assets	$567,406,572	$621,489,779

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	409,404,872	463,060,090
Secured term loan, net	39,598,532	39,556,198
Accrued interest payable	393,130	432,936
Dividends payable	2,248,612	3,242,640
Fees and expenses payable to Manager	1,204,688	1,156,340
Other accounts payable and accrued expenses	290,670	338,423
Total liabilities	453,140,504	507,786,627

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)
EQUITY:
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 24,943,383 shares issued and outstanding, at March 31, 2021 and December 31, 2020, respectively	249,389	249,389
Additional paid-in capital	233,853,156	233,850,271
Cumulative distributions to stockholders	(133,604,590)	(131,355,978)
Accumulated earnings	13,668,613	10,859,970
Total stockholders' equity	114,166,568	113,603,652
Noncontrolling interests	$99,500	$99,500
Total equity	$114,266,068	$113,703,152

Total liabilities and equity	$567,406,572	$621,489,779

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of March 31, 2021 and December 31, 2020, assets of consolidated VIEs related to Hunt CRE 2017-F1, Ltd. and Hunt CRE 2018-FL2, Ltd. totaled $537,399,673 and $591,318,506, respectively and the liabilities of consolidated VIEs related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd totaled $409,716,943 and $463,411,967 respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$7,470,117	$9,165,805
Cash and cash equivalents	4,300	28,167
Interest expense:
Collateralized loan obligations	(2,185,242)	(4,237,889)
Secured term loan	(771,865)	(780,441)
Net interest income	4,517,310	4,175,642
Other income (loss):
Unrealized (loss) on mortgage servicing rights	(20,455)	(877,749)
Servicing income, net	124,156	194,147
Other income	—	2
Total other income (loss)	103,701	(683,600)
Expenses:
Management and incentive fees	720,999	584,821
General and administrative expenses	680,314	765,892
Operating expenses reimbursable to Manager	312,454	461,121
Other operating expenses	34,753	300,926
Compensation expense	49,135	54,132
Total expenses	1,797,655	2,166,892
Net income before provision for income taxes	2,823,356	1,325,150
(Provision for) benefit from income taxes	(14,713)	226,521
Net income	2,808,643	1,551,671
Dividends to preferred stockholders	(3,708)	(3,750)
Net income attributable to common stockholders	$2,804,935	$1,547,921
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$2,804,935	$1,547,921
Weighted average number of shares of common stock outstanding	24,943,383	24,911,483
Basic and diluted income per share	$0.11	$0.06
Dividends declared per share of common stock	$0.09	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Par Value
Balance at December 31, 2020	24,943,383	$249,389	$233,850,271	$(131,355,978)	$10,859,970	$113,603,652	$99,500	$113,703,152
Issuance of common stock	—	—	—	—	—	$—	—	$—
Cost of issuing common stock	—	—	—	—	—	$—	—	$—
Restricted stock compensation expense	—	—	2,885	—	—	$2,885	—	$2,885
Net income	—	—	—	—	2,808,643	$2,808,643	—	$2,808,643
Common dividends declared	—	—	—	(2,244,904)	—	$(2,244,904)	—	$(2,244,904)
Preferred dividends declared	—	—	—	(3,708)	—	(3,708)	—	$(3,708)
Balance at March 31, 2021	24,943,383	$249,389	$233,853,156	$(133,604,590)	$13,668,613	$114,166,568	$99,500	$114,266,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Par Value
Balance at December 31, 2019	23,692,164	$236,877	$228,135,116	$(122,236,981)	$2,410,200	$108,545,212	$99,500	$108,644,712
Issuance of common stock	1,246,719	12,467	5,734,908	—	—	$5,747,375	—	$5,747,375
Cost of issuing common stock	—	—	(13,333)	—	—	$(13,333)	—	$(13,333)
Restricted stock compensation expense	—	—	7,882	—	—	$7,882	—	$7,882
Net income	—	—	—	—	1,551,671	$1,551,671	—	$1,551,671
Common dividends declared	—	—	—	(1,870,416)	—	$(1,870,416)	—	$(1,870,416)
Preferred dividends declared	—	—	—	(3,750)	—	$(3,750)	—	$(3,750)
Balance at March 31, 2020	24,938,883	249,344	233,864,573	(124,111,147)	3,961,871	113,964,641	99,500	114,064,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Cash flows from operating activities:
Net income	$2,808,643	$1,551,671
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of collateralized loan obligations discounts, net	207,767	273,188
Amortization of deferred offering costs	—	(13,333)
Amortization of deferred financing costs	253,254	256,069
Unrealized loss on mortgage servicing rights	20,455	877,749
Restricted stock compensation expense	2,885	7,882
Net change in:
Accrued interest receivable	(157,390)	(81,404)
Deferred offering costs	—	13,333
Other assets	75,880	(582,432)
Accrued interest payable	(39,806)	(241,020)
Fees and expenses payable to Manager	48,348	21,019
Other accounts payable and accrued expenses	(47,753)	289,276
Net cash provided by operating activities	3,172,283	2,371,998
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(34,888,000)	(38,613,756)
Principal payments from commercial mortgage loans held-for-investment	98,068,085	34,507,879
Investment related receivable	(34,539,187)	—
Net cash provided by (used in) investing activities	28,640,898	(4,105,877)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,747,375
Dividends paid on common stock	(3,242,640)	(1,776,912)
Payment of collateralized loan obligations	(54,073,905)	—
Net cash (used in) provided by financing activities	(57,316,545)	3,970,463
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,503,364)	2,236,584
Cash, cash equivalents and restricted cash, beginning of period	69,375,356	16,011,830
Cash, cash equivalents and restricted cash, end of period	$43,871,992	$18,248,414

Supplemental disclosure of cash flow information
Cash paid for interest	$2,535,893	$4,730,094
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$2,248,612	$1,874,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Lument Finance Trust, Inc. (together with its consolidated subsidiaries, the "Company"), formerly Hunt Companies Finance Trust, Inc. is a Maryland corporation that focuses primarily on investing in, financing and managing a portfolio of commercial real estate ("CRE") debt investments. Effective January 3, 2020, the Company is externally managed by OREC Investment Management, LLC, doing business as Lument Investment Management (the "Manager" or "Lument IM"), who replaced the prior manager, Hunt Investment Management, LLC ("HIM"). On December 28, 2020, the Company changed its name from Hunt Companies Finance Trust, Inc. to Lument Finance Trust, Inc., and its common stock began trading on the NYSE under the symbol "LFT." Previously, the Company's common stock was listed on the NYSE under the symbol "HCFT."

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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021.

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

The Company evaluates quarterly its junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for potential consolidation. At March 31, 2021, the Company determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") was $124,046,671 at March 31, 2021 and December 31, 2020.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. As of March 31, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact of COVID-19 on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from our estimates and the differences may be material.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

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

Restricted cash includes cash held within Hunt CRE 2018-FL2 as of March 31, 2021 and December 31, 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$11,717,804	$11,375,960
Restricted cash CRE 2018-FL2, Ltd.	$32,154,188	$57,999,396
Total cash, cash equivalents and restricted cash	$43,871,992	$69,375,356

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
•Mortgage servicing rights: The Company determines the fair value of MSRs from a third-party pricing service on a recurring basis. The third-party pricing service uses common market pricing methods that include using discounted cash flow models to calculate present value, estimated net servicing income and observed market pricing for MSR purchase and sale transactions. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors.
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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of March 31, 2021, the Company did not hold any loans placed in non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2021, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

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

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary of and accordingly are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. CLOs are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums, discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. In the second quarter of 2020, $624,816 in costs related to a contemplated collateralized loan transaction, that were previously deferred as "other assets" in the consolidated balance sheets were expensed as "other operating expenses" in the consolidated statements of operations as a result of abandoning the contemplated transaction due to the then current market environment, which had been impacted by the COVID-19 pandemic.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $40.25 million credit and guaranty agreement with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal balance, net of deferred financing costs. Deferred financing costs of $1,017,419 associated with this liability are amortized to interest expense on a straight line basis when it approximates the effective interest method. See Note 16 for additional information related to the Secured Term Loan.

Common Stock

At March 31, 2021 and December 31, 2020, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 24,943,383 shares of common stock issued and outstanding at March 31, 2021 and December 31, 2020, respectively.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, the repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

Preferred Stock

At March 31, 2021 and December 31, 2020, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. The Company had no shares of preferred stock issued and outstanding at March 31, 2021 and December 31, 2020. See Note 16 for additional information related to our preferred stock.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company’s short taxable period ended December 31, 2012. A REIT is generally taxable as a U.S. C-Corporation; however, so long as the Company qualifies as a REIT it is entitled to a special deduction for dividends paid to stockholders not otherwise available to corporations. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent its distributions to stockholders equals, or exceeds, its REIT taxable income for the year. In addition, the Company must continue to meet certain REIT qualification requirements with respect to distributions, as well as certain asset, income and share ownership tests, in accordance with Sections 856 through 860 of the Code, as summarized below. In addition, the TRS is maintained to perform certain services and earn income for the Company that the Company is not permitted to engage in as a REIT.

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

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company’s common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 13 for details of the computation of basic and diluted earnings per share.

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three months ended March 31, 2021 and 2020, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and/or Adopted Accounting Standards

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which is a comprehensive amendment of credit losses on financial instruments. Currently GAAP requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the "incurred loss" impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates. For public business entities that are SEC filers, the amendment in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

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

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of March 31, 2021 and December 31, 2020:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
March 31, 2021
Loans held-for-investment
Senior secured loans(3)	$484,165,249	$484,165,249	34	100.0%	5.1%	2.9
	484,165,249	484,165,249	34	100.0%	5.1%	2.9

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2020
Loans held-for-investment
Senior secured loans(3)	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1
	547,345,334	547,345,334	40	100.0%	5.1%	3.1

(1)    Weighted average coupon assumes applicable one-month LIBOR of 0.11% and 0.14% as of March 31, 2021 and December 31, 2020, respectively, inclusive of weighted average floors of 1.54% and 1.64%, respectively.
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of March 31, 2021, $468,945,755 of the outstanding senior secured loans were held in VIEs and $15,219,494 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in VIEs and $15,981,933 of the outstanding senior secured loans were held outside VIEs.

Activity: For the three months ended March 31, 2021, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2020	$547,345,334
Purchases and fundings	34,888,000
Proceeds from principal payments	(98,068,085)
Balance at March 31, 2021	$484,165,249

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—	—	—	—
2	10	149,871,667	149,871,667	14	168,401,366	168,401,366
3	21	293,534,594	293,534,594	20	309,726,343	309,726,343
4	3	40,758,988	40,758,988	6	69,217,625	69,217,625
5	—	—	—	—	—	—
	34	$484,165,249	484,165,249	40	547,345,334	547,345,334

As of March 31, 2021, the average risk rating of the commercial mortgage loan portfolio was 2.7 (Moderate Risk), weighted by investment carrying value, with 91.6% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2020, the average risk rating of the commercial mortgage loan portfolio was 3.1 (Moderate Risk), weighted by investment carrying value, with 84.4% of commercial loans held-for-invested rated 3 (Moderate Risk) or better by the Company's Manager.

The decrease in average risk rating is primarily the result of commercial mortgage loans that paid off with a risk rating of "4" of $16.7 million, the purchase of $34.9 million of commercial mortgage loans with a risk rating of "2" and the migration of $31.1 million of commercial mortgage loans from a risk rating of "4" to a risk rating of "3" during the first quarter of 2021.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of March 31, 2021 and December 31, 2020:

Loans Held-for-Investment

	March 31, 2021	December 31, 2020
Geography
Southwest	39.0%	38.7%
South	30.4	36.5
Midwest	19.0	16.8
Mid-Atlantic	7.0	6.2
West	4.6	1.8
Total	100.0%	100.0%

	March 31, 2021	December 31, 2020
Collateral Property Type
Multifamily	88.2%	89.5%
Retail	7.2	6.4
Office	3.7	3.3
Self-Storage	0.9	0.8
Total	100.0%	100.0%

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of March 31, 2021 or December 31, 2020.

NOTE 4 - USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

On April 30, 2018, the Company acquired Hunt CMT Equity LLC, which was comprised of commercial mortgage loans financed through collateralized loan obligations ("Hunt CRE 2017-FL1, Ltd."), a licensed commercial mortgage lender and eight loan participations. As discussed in Note 2 ("Summary of Significant Accounting Policies - Principles of Consolidation - VIE"), the Company determined Hunt CRE 2017-FL1, Ltd., a CRE CLO, was a VIE and that the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. On August 20, 2018, the Company closed a CRE CLO ("Hunt CRE 2018-FL2, Ltd."). As discussed in Note 2 ("Summary of Significant Accounting Policies - Principles of Consolidation - VIE"), the Company determined Hunt CRE 2018-FL2, Ltd., a CRE CLO, was a VIE and the Company was the primary beneficiary of the issuing entity, and accordingly consolidated its assets and liabilities into the Company's financial statements in accordance with GAAP. However, the assets of each of the trusts are restricted, and can only be used to fulfill the obligations of the respective trusts. Additionally, the obligations of each of the trusts do not have any recourse to the Company as the consolidator of the trusts. At March 31, 2021, the Company continued to determine it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on its obligations to absorb losses derived from ownership of preferred shares.

The CRE CLOs we consolidate are subject to collateralization and coverage tests that are customary for these types of securitizations. As of March 31, 2021 and December 31, 2020 all such collateralization and coverage tests in the CRE CLOs we consolidate were met. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these tests.

The carrying values of the Company's total assets and liabilities related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at March 31, 2021 and December 31, 2020 included the following VIE assets and liabilities:

ASSETS	March 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$32,154,188	$57,999,396
Accrued interest receivable(1)	2,110,781	1,955,709
Investment related receivable(2)	34,188,949	—
Loans held for investment	468,945,755	531,363,401
Total Assets	$537,399,673	$591,318,506

LIABILITIES
Accrued interest payable	$312,071	$351,877
Collateralized loan obligations(3)	409,404,872	463,060,090
Total Liabilities	$409,716,943	$463,411,967
Equity	127,682,730	127,906,539
Total liabilities and equity	$537,399,673	$591,318,506

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)
(1)    Accrued interest receivable includes $498,911 of interest and exit fees receivable, which were settled subsequent to March 31, 2021.
(2)    Investment related receivable relates to one loan in Hunt CRE 2017-FL1 with a principal amount due of 9,808,696 and two loans in Hunt CRE 2018-FL2 with principal amounts due of $24,380,253 which paid off in March 2021 after the March remittance and were received in April. The Hunt CRE 2017-FL1 repayment will be used to pay down the Class A Notes of the CLO in April 2021.
(3)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following tables present certain loan and borrowing characteristics of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. as of March 31, 2021 and December 31, 2020:

As of March 31, 2021
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	34	$468,945,755	$468,945,755	L + 3.53%
Financings provided	2	411,242,221	409,404,872	L + 1.50%

As of December 31, 2020
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	40	$531,363,401	$531,363,401	L + 3.50%
Financing provided	2	465,316,126	463,060,090	L + 1.44%

(1)     The carrying value for Hunt CRE 2017-FL1, Ltd. is net of discount of $0 and $207,767 for March 31, 2021 and December 31, 2020, respectively and the carrying value for Hunt CRE 2018-FL2, Ltd. is net of debt issuance costs of $1,837,349 and $2,048,269 for March 31, 2021 and December 31, 2020, respectively.

The statement of operations related to Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for the three months ended March 31, 2021 and March 31, 2020 include the following income and expense items:

Statements of Operations	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest income	$7,263,861	$9,032,178
Interest expense	(2,185,242)	(4,237,889)
Net interest income	$5,078,619	$4,794,289
General and administrative fees	(120,586)	(145,986)
Net income	$4,958,033	$4,648,303

NOTE 5 - RESTRICTED CASH

Hunt CRE 2018-FL2, Ltd. is actively managed with an initial reinvestment period of 36 months that expires in August 2021. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within Hunt CRE 2018-FL2, Ltd. in accordance with the terms and conditions of their respective governing agreements.

NOTE 6 - SECURED TERM LOAN

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($651,468 and $693,802 at March 31, 2021 and December 31, 2020, respectively). As of March 31, 2021 and December 31, 2020, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	March 31, 2021		December 31, 2020
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$40,250,000	$40,250,000	$40,250,000	$40,250,000
Total	$40,250,000	$40,250,000	$40,250,000	$40,250,000

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties’ obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Secured Term Loan are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and include senior and subordinated CRE mortgage loans, preferred equity in CRE assets (directly or indirectly), CRE construction mortgage loans and certain types of equity interests (the "Eligible Assets"). Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the five-year period following the

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 6 – SECURED TERM LOAN (Continued)
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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2021 and December 31, 2020 we were in compliance with these covenants. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

See Note 16 for additional information related to the Secured Term Loan.

NOTE 7 - MSRs

As of March 31, 2021, the Company retained the servicing rights associated with an aggregate principal balance of $152,465,708 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity for the three months ended March 31, 2021 and the three months ended March 31, 2020:

	March 31, 2021	March 31, 2020
Balance at beginning of period	$919,678	$2,700,207
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	167,839	(728,585)
Other changes to fair value(1)	(188,294)	(149,164)
Balance at end of period	$899,223	$1,822,458

Loans associated with MSRs(2)	$152,465,708	$315,173,382
MSR values as percent of loans(3)	0.59%	0.58%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at March 31, 2021 and March 31, 2020, respectively.
(3)Amounts represent the carrying value of MSRs at March 31, 2021 and March 31, 2020, respectively divided by the outstanding balance of the loans associated with these MSRs

The following table presents the servicing income recorded on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Servicing income, net	$124,156	$194,147
Total servicing income	$124,156	$194,147

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2021
Assets:
Mortgage servicing rights	—	—	899,223	899,223
Total	$—	$—	$899,223	$899,223

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 8 – FAIR VALUE (Continued)

	December 31, 2020
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2020
Assets:
Mortgage servicing rights	—	—	919,678	919,678
Total	$—	$—	$919,678	$919,678

As of March 31, 2021 and December 31, 2020, the Company had $899,223 and $919,678, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at March 31, 2021 and December 31, 2020:

As of March 31, 2021
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	10.0 - 28.7%	18.5%
	Discount rate	12.0%	12.0%

As of December 31, 2020
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	12.4 - 28.0%	21.6%
	Discount rate	12.0%	12.0%
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	March 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	11,717,804	11,717,804	11,717,804
Restricted cash	1	32,154,188	32,154,188	32,154,188
Commercial mortgage loans held-for-investment	3	484,165,249	484,165,249	484,086,679
Total		$528,037,241	$528,037,241	$527,958,671

Liabilities:
Collateralized loan obligations	2	409,404,872	411,242,221	410,864,162
Secured Term Loan	3	39,598,532	40,250,000	44,361,328
Total		$449,003,404	$451,492,221	$455,225,490

	December 31, 2020
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	11,375,960	11,375,960	11,375,960
Restricted cash	1	57,999,396	57,999,396	57,999,396
Commercial mortgage loans held-for-investment	3	547,345,334	547,345,334	547,134,755
Total		$616,720,690	$616,720,690	$616,510,111

Liabilities:
Collateralized loan obligations	2	463,060,090	465,316,126	458,094,412
Secured term loan	3	39,556,198	40,250,000	44,514,373
Total		$502,616,288	$505,566,126	$502,608,785

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 8 – FAIR VALUE (Continued)
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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2021, the Company incurred management fees of $588,767 (March 31, 2020: $584,821), recorded as "Management and incentive fees" in the condensed consolidated statement of operations, of which $588,000 (March 31, 2020: $566,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the condensed consolidated balance sheets.

For the three months ended March 31, 2021 the Company incurred incentive fees of $132,232 (March 31, 2020: $0), recorded as "Management and incentive fees" in the condensed consolidated statement of operations, of which $132,232 (March 31, 2020: $0) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the condensed consolidated balance sheets.

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

For the three months ended March 31, 2021, the Company incurred reimbursable expenses of $312,454 (March 31, 2020: $461,121), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $311,879 (March 31, 2020: $447,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended March 31, 2021, the Company waived $129,120 of exit fees and for the three months ended March 31, 2020, the Company did not waive any exit fees.

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

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2021 and March 31, 2020:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

	Three Months Ended March 31, 2021
	2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$2.60	4,500	$3.33
Granted	—	—	—	—
Vested	—	—	—	$—
Outstanding Unvested Shares at End of Period	4,500	$2.60	4,500	$3.33

For the period ended March 31, 2021, the Company recognized compensation expense related to restricted common stock of $2,885 (2020: $7,882). The Company has unrecognized compensation expense of $2,468 as of March 31, 2021 (2020: $6,063) for unvested shares of restricted common stock. As of March 31, 2021, the weighted average period for which the unrecognized compensation expense will be recognized is 2.6 months.

OREC Structured Finance, LLC

During the first quarter of 2021, Hunt CRE 2018-FL2, Ltd. purchased three loans with an aggregate unpaid principal balance of $34.9 million at par from OREC Structured Finance, LLC d/b/a Lument Structured Finance ("LSF"), an affiliate of our Manager.

During the first quarter of 2020, Hunt CRE 2017-FL1, Ltd. purchased two loans with an aggregate unpaid principal balance of $31.9 million at par from LSF.

On August 5, 2020, the Company entered into an amendment to its Participation Agreements amongst Hunt CRE 2017-FL1 Seller, LLC ("FL1 Seller"), Hunt CRE 2017-FL1, Ltd. and ORIX Real Estate Capital Holdings, LLC d/b/a Lument to transfer future funding participation interests from FL1 Seller to LSF, an affiliate of the Manager (the "FL1 Future Funding Participation Transfer"). As a result of the FL1 Future Funding Participation Transfer, LSF will make all advances pursuant to the unfunded loan commitments. In connection with the FL1 Future Funding Participation transfer, the Company has agreed that at such time it (i) has available excess capital and (ii) the satisfaction of the applicable requirements for acquiring such assets, each as determined by the Manager, it will purchase from LSF, at a price equal to par, any FL1 Participations funded by LSF. The maximum amount of future payments that the Company could be required to purchase from LSF under the Future Funding Participation Transfer, which represents the unfunded commitments of Hunt CRE 2017-FL1, Ltd., was $17.1 million as of March 31, 2021. As of March 31, 2021, $6.9 million of participation interests had been funded by LSF and $10.2 million remain unfunded.

ORIX Real Estate Capital

ORIX Real Estate Capital, LLC ("OREC"), an affiliate of the Manager, was appointed as the sub-servicer to the servicer with respect to mortgage assets for Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. by KeyBank in its capacity as servicer of both CRE CLOs. Additionally, OREC was appointed by KeyBank as servicer to act as special servicer of any serviced mortgage loan that becomes a specially serviced mortgage loan. As of November 20, 2020 KeyBank resigned from its role as servicer of both CRE CLOs and OREC assumed servicer obligations and responsibilities.

Hunt Companies, Inc.

One of the Company's directors is also Chief Executive Officer and President of Hunt Companies, Inc. ("Hunt") and is a member of the Hunt Board of Directors, with which affiliates of the Manager have a commercial business relationship. The Manager's affiliates may from time to time sell commercial mortgage loans to Hunt or various of its subsidiaries and affiliates.

NOTE 10 - GUARANTEES

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"), FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide further seller eligibility review and backstop guarantee services terminated on the MAXEX Termination Date. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 10 - GUARANTEES (Continued)
obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternate Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20 million and (b) minimum available liquidity equal to the greater of (x) $5 million and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternate Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $724.1 million and $860.5 million as of March 31, 2021 and December 31, 2020, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of March 31, 2021, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2021.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, remains uncertain. As of March 31, 2021, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19, however, as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2021, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of March 31, 2021, LSF, an affiliate of the Manager, had $6.9 million in funded commitments and $10.2 million of unfunded commitments related to loans held in Hunt CRE 2017-FL1 that the Company could be required to purchase from LSF under the Future Funding Participation Transfer. See Note 9 for discussion of the August 5, 2020 FL1 Future Funding Participation Agreement. These commitments are not reflected on the Company's condensed consolidated balance sheets.

As of December 31, 2020, LSF, an affiliate of the Manager had $5.6 million in funded commitments and $24.6 million of unfunded commitments related to loans held in Hunt CRE 2017-FL1, Ltd that the Company could be required to purchase from LSF under the Future Funding Participation Transfer. These commitments are not reflected on the Company's condensed consolidated balance sheets.

As of March 31, 2021 and December 31, 2020, LSF, an affiliate of the Manager, had $23.8 million and $25.8 million, respectively, of unfunded commitments related to loans held in Hunt CRE 2018-FL2, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

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

NOTE 12 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 24,943,383 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

NOTE 12 – EQUITY (Continued)
On January 3, 2020, the Company issued 1,246,719 shares of common stock to an affiliate of the Manager in a private placement at a purchase price of $4.61 per share resulting in aggregate net proceeds of $5.7 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through March 31, 2021, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of March 31, 2021, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At March 31, 2021 and December 31, 2020, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance. The Company had no shares of preferred stock issued and outstanding at March 31, 2021 and December 31, 2020. See Note 16 for additional information related to our preferred stock.

Distributions to Stockholders

For the 2021 taxable year to date, the Company has declared dividends to common stockholders totaling $2,244,904, or $0.09 per share. The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2021:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2021	March 31, 2021	April 15, 2021	$2,244,904	$0.090

Non-controlling Interests

On November 29, 2018, Lument Commercial Mortgage Trust, Inc. ("LCMT"), formerly known as Hunt Commercial Mortgage Trust ("HCMT"), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2020 are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations. As of March 31, 2021, LCMT had $3,708 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's condensed consolidated statements of operations of which $3,708 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's condensed consolidated balance sheet.

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
Net income		$2,808,643		$1,551,671

Less dividends:
Common stock	$2,244,904		$1,870,416
Preferred stock	3,708		3,750
		2,248,612		1,874,166
Undistributed earnings (deficit)		$560,031		$(322,495)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.09	$0.09	$0.08	$0.08
Undistributed earnings (deficit)	0.02	0.02	—	(0.02)
Total	$0.11	$0.11	$0.08	$0.06

	For the three months ended March 31,
	2021	2020
Basic weighted average shares of common stock	24,938,883	24,906,983
Weighted average of non-vested restricted stock	4,500	4,500
Diluted weighted average shares of common stock outstanding	24,943,383	24,911,483

NOTE 14 - SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments, and operates as a single reporting segment.

NOTE 15 - INCOME TAXES

The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company must generally distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any capital net gain, in order for U.S. federal income not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of March 31, 2021 and December 31, 2020, we were in compliance with all REIT requirements.

As of March 31, 2021, tax years 2017 through 2020 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

On April 21, 2021, the Company, together with its FOAC and Hunt CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into an amendment (the "Third Amendment") to the Credit and Guaranty Agreement dated January 15, 2019, as amended on February 13, 2019 and July 9, 2020 with Cortland Capital Market Services, LLC, as the administrative agent and collateral agent (the "Administrative Agent") and the lenders party thereto. The Third Amendment amends the Credit and Guaranty Agreement to, among other things (i) provide the Company with an incremental secured term loan in the aggregate principal amount of $7.5 million ("Incremental Secured Term Loan"); (ii) extend the maturity date of the Secured Term Loan from February 14, 2025 to February 14, 2026; (iii) amend certain asset concentration limits and; (iv) amend certain financial covenants. Pursuant to the terms of the Amended Credit and Guaranty Agreement, borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% per annum, which is subject to step up by 0.25% per annum for the first four months after February 14, 2025, then by 0.375% per annum for the following four months and then by 0.50% for the last four months until the maturity date. Effectiveness of the Third Amendment was conditioned on the completion of the Company's public offering of Series A Cumulative Redeemable Preferred Stock.

On May 5, 2021, LFT issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), and received net proceeds, after underwriting discounts and commissions but before offering expenses payable by the Company, of $58.1 million. The Series A Preferred Stock is redeemable, at LFT's option, at a liquidation preference price of $25.00 per share plus accrued dividends commencing in May 2026. Dividends on the Series A Preferred Stock are payable quarterly in arrears.

On May 5, 2021, the Third Amendment became effective as a result of the issuance of the Series A Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Quarterly Report on Form 10-Q, or this "report", we refer to Lument Finance Trust as "we," "us," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, OREC Investment Management, LLC doing business as Lument Investment Management, as our "Manager" or "Lument IM".

The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or our 2020 10-K, filed with the Securities and Exchange Commission, or SEC, on March 15, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "project," "estimate," "approximately," "plan," "continue," "intend," "should," "may," "will," "seek," "could," "would" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form10-K for the year ended December 31, 2020 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2020 10-K which is available on the Securities and Exchange Commission’s website at www.sec.gov.

Overview

We are a Maryland corporation that is focused on investing in, financing and managing a portfolio of commercial real estate ("CRE") debt investments.

In January 2020, we entered into a series of transactions with subsidiaries of ORIX Corporation USA ("ORIX USA"), a diversified financial company with the ability to provide investment capital and asset management services to clients in the corporate, real estate and municipal finance sectors. We entered into a new management agreement with Lument IM, while another affiliate of ORIX USA purchased an ownership stake of approximately 5.0% through a privately-placed stock issuance. These transactions are expected to enhance the scale of LFT and generate shareholder value through leveraging ORIX USA's expansive originations, asset management and servicing platform.

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
•Floating rate loans tied to one-month U.S. denominated LIBOR or any index replacement; and
•Three-year term with two one-year extension options.

We believe that our current investment strategy provides for a significant opportunity to achieve attractive risk-adjusted returns for our stockholders over time. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy, which is supported by the significant CRE experience of Lument's investment team, and the extensive resources of ORIX USA, will allow us to take advantage of changing market conditions to maximize risk-adjusted returns to our stockholders.

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

Recent Developments
As of March 31, 2021, there continues to be an ongoing global outbreak of a novel coronavirus, or COVID-19. On March 11, 2020, the World Health Organization ("WHO") declared COVID-19 a global pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The United States and other countries reacted to the COVID-19 outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak rapidly evolved (and continues to do so), and many countries reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential offices, retail centers, hotels, and other businesses, and taking other restrictive measures to help slow the spread of COVID-19. Businesses also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries, including industries related to the collateral underlying certain of our loans. Moreover, with the continued spread of COVID-19 and reported variants of the virus, governments and businesses may continue to take measures to help contain its spread. At the same time, the acceleration of the availability of vaccines for the general public is expected to aid in inhibiting such spread, thus providing potentially countervailing considerations towards a more positive trajectory for business recovery. However, the potential impacts, including the length and scope of a global, regional, or other economic recession, are uncertain and difficult to assess.
Given the uncertainty around the potential full magnitude or duration of the COVID-19 outbreak and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas, we face future uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions. Even if potential positive economic developments occur, the scope and differences in timing of economic recovery across different local and regional areas may still cause possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, and may result in decreases in cash flows to our borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact our results of operations and financial performance. Impending declines in economic conditions and/or residual effects following an eventual resolution to COVID-19, could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of investments, making it more difficult for us to make distributions or meet our financing obligations. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020 and access to the general public only commenced in early spring 2021. Accordingly, the full extent of the impact and effects of COVID-19 will depend on future developments, including among other factors, the duration and spread of the outbreak, along with travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the economic slowdown. We are unable to predict these factors.
The effects of the COVID-19 pandemic did not significantly impact our operating results for the three months ended March 31, 2021. However, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

First Quarter 2021 Summary and Subsequent Events

•Acquired three loans with an initial unpaid principal balance of $34.9 million and a weighted average interest rate of one month U.S. LIBOR plus 3.54%
•On March 15, 2021, the Company announced its first quarter dividend of $0.09 per share of common stock, in line with the previous quarter.
•On April 21, 2021, the Company, together with its FOAC and Hunt CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into an amendment (the "Third Amendment") to the Credit and Guaranty Agreement dated January 15, 2019, as amended on February 13, 2019 and July 9, 2020 with Cortland Capital Market Services, LLC, as the administrative agent and collateral agent (the "Administrative Agent") and the lenders party thereto. The Third Amendment amends the Credit and Guaranty Agreement to, among other things (i) provide the Company with an incremental secured term loan in the aggregate principal amount of $7.5 million ("Incremental Secured Term Loan"); (ii) extend the maturity date of the Secured Term Loan from February 14, 2025 to February 14, 2026; (iii) amend certain asset concentration limits and; (iv) amend certain financial covenants. Pursuant to the terms of the Amended Credit and Guaranty Agreement, borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% per annum, which is subject to step up by 0.25% per annum for the first four months after February 14, 2025, then by 0.375% per annum for the following four months and then by 0.50% for the last four months until the maturity date. Effectiveness of the Third Amendment was conditioned on the completion of the Company's public offering of Series A Cumulative Redeemable Preferred Stock.
•On May 5, 2021, LFT issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), and received net proceeds, after underwriting discounts and commissions but before offering expenses payable by the Company, of $58.1 million. The Series A Preferred Stock is redeemable, at LFT's option, at a liquidation preference price of $25.00 per share plus accrued dividends commencing in May 2026. Dividends on the Series A Preferred Stock are payable quarterly in arrears.
•On May 5, 2021, the Third Amendment became effective as a result of the issuance of the Series A Preferred Stock.
The ORIX Transaction
On January 6, 2020 we announced the entry into a new external management agreement with Lument IM and the concurrent mutual termination of our management agreement with HIM. Lument IM is part of Lument, a nationally recognized leader in multifamily and seniors housing and healthcare finance.. The terms of the new management agreement align with the terms of our prior management agreement with HIM in all material respects, including a cap on reimbursable expenses. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the Company.
In connection with the transaction, an affiliate of ORIX USA purchased 1,246,719 shares of the Company's common stock in a private placement by the Company at a purchase price of $4.61 per share, resulting in an aggregate capital raise of $5.7 million. The purchase price per share represented a 43% premium over the LFT common share price on January 2, 2020. As a result of this share purchase, an affiliate of ORIX USA owns approximately 5% of LFT's outstanding common shares. Also, in connection with the transaction, James C. Hunt resigned as the Company's Chairman of the Board, but continues to serve as a member of the Board. In addition, the Board appointed Interim Chief Financial Officer James A. Briggs as Chief Financial Officer of the Company. James Flynn continues to serve as Chief Executive Officer and now serves as Chairman of the Board, and Michael Larsen continues to serve as President.
Factors Impacting Our Operating Results

Market conditions.    The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers, such as the ongoing COVID-19 pandemic. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty, and have most recently been impacted by the ongoing COVID-19 pandemic. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment, including the pace and degree of recovery from the ongoing COVID-19 pandemic. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rate levels.

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. Substantially all of our investments and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Our net interest income currently benefits from in-the-money LIBOR floors in our commercial loan portfolio, with a weighted average LIBOR floor of 1.54% as of March 31, 2021. There can be no assurance that we will continue to utilize LIBOR floors. As of March 31, 2021, 100.0% of the loans in our commercial loan portfolio had a LIBOR floor greater than the current spot LIBOR rate. While we expect low LIBOR rates to persist as the economy continues to recover from the current COVID-19 pandemic, no assurance can be made that our current portfolio profile, including its LIBOR floors will be maintained. A decrease to the weighted average LIBOR floor would result in a decrease to net interest income if the prevailing spot LIBOR rate is less than the weighted average LIBOR floor.

In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, potentially, contribute to non-performance or, in severe cases, default.

On November 30, 2020, the ICE Benchmark Administration ("IBA"), with the support of the United States Federal Reserve and United Kingdom's Financial Conduct Authority ("FCA"), announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate. The outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phase-out could cause LIBOR to perform differently than in the past.

As of March 31, 2021, 100% of our commercial loans by principal balance and 100% of our collateralized loan obligations bear interest related to one-month U.S. LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of March 31, 2021, 100% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as High Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. As of March 31, 2021, the Company has not recognized any impairments on its loan portfolio. However, due to the continued widespread impact of the COVID-19 pandemic we consider there to be heightened credit risk associated with our commercial mortgage loan portfolio. Uncertainty about the severity and duration of the economic impact of the COVID-19 pandemic persist and potential exists for the credit risk of our portfolio to heighten further. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuances, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. Additionally, due to the expiration of the reinvestment period of Hunt CRE 2017-FL1, our interest earning assets will continue to decline as loans payoff in this collateralized loan obligation until such time this collateralized loan obligation is refinanced. We are actively pursuing a refinance of our CRE loan portfolio and subject to market conditions, we expect to refinance with a new CRE CLO. However, no assurances can be given that we will be able to refinance our CRE loan portfolio with a new CRE CLO or other alternative financing facilities.

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. All of our commercial mortgage loans were acquired at par, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for Hunt CRE 2017-FL1 expired on February 20, 2020 and remains in place for Hunt CRE 2018-FL2. As of March 31, 2021 we have experienced $98.9 million in loan prepayments in Hunt CRE 2017-FL1 subsequent to the expiration of its reinvestment period. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the COVID-19 pandemic. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

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

 Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2021 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Managing Our Business through COVID-19

As of March 13, 2020, our Manager, and its affiliates, implemented a work from home, or WFH, policy for employees in all locations. The WFH policy remains in effect as of the date of this filing. Our Manager's highly experienced senior team and dedicated employees are fully operational during this ongoing disruption and are continuing to execute on all investment management, asset management, servicing, portfolio monitoring, financial reporting and related control activities. Our Manager's and affiliates employees are in constant communication to ensure timely coordination and early identification of issues. We continue to engage in ongoing active dialogue with the borrowers in our commercial mortgage loan portfolio to understand what is taking place at the properties collateralizing our investments.

Considering the current economic environment caused by COVID-19 we are mindful of local ordinance constraints on lender protection and continue to monitor the impact of fiscal stimulus on our loan portfolio. More recently, the CDC issued a nationwide moratorium on residential evictions. Specifically, from September 4, 2020, through June 30, 2021, residential landlords and those with similar eviction rights may not evict "covered persons" for nonpayment of rent in any U.S. state or territory. Covered persons (a) use best efforts to obtain government assistance; (b) make less than $99,000 or $198,000 jointly; (c) have suffered loss of income or extraordinary medical expenses; (d) use of best efforts to make partial payments; and (e) have no other housing options. As a result of this national restriction, multifamily apartment borrowers have less ability to address non-payment of tenants, which in turn may negatively impact a property's cash flow coverage of the debt service of their loans. Additionally, due to COVID-19, there are potential challenges facing third-party providers, such as appraisers, environmental and engineering consultants we rely on to make new investments which may make it more difficult to make these investments.

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended March 31, 2021, we recorded earnings per share of $0.11, declared a quarterly dividend of $0.09 per share, and reported $0.11 per share of Distributable Earnings. In addition, our book value per share was $4.58 per share.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended March 31,
	2021	2020
Net income(1)	$2,804,935	$1,547,921
Weighted-average shares outstanding, basic and diluted	24,943,383	24,911,483
Net income per share, basic and diluted	$0.11	$0.06
Dividends declared per share	$0.09	$0.08
(1)    Represents net income attributable to Lument Finance Trust, Inc.

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$2,804,935	$1,547,921
Unrealized loss on mortgage servicing rights	20,455	877,749
Recognized compensation expense related to restricted common stock	2,885	7,882
Adjustment for benefit from (provision for) income taxes	14,713	(226,521)
Distributable Earnings	$2,842,988	$2,207,031
Weighted-average shares outstanding, basic and diluted	24,943,383	24,911,483
Distributable Earnings per share, basic and diluted	$0.11	$0.09

Book Value Per Share

The following table calculates our book value per share:

	March 31, 2021	December 31, 2020
Equity	$114,266,068	$113,703,152
Common stock outstanding	24,943,383	24,943,383
Book value per share	$4.58	$4.56

As of March 31, 2021, our equity was $114.3 million, and our book value per share was $4.58 on a basic and fully diluted basis. Our equity increased by $0.6 million compared to our equity as of December 31, 2020 as a result of net income of $0.11 per share of common of stock exceeding the declared dividend of $0.09 per share of common stock in the quarter.

Investment Portfolio

Commercial Mortgage Loans

As of March 31, 2021, we have determined that we are the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2020	$547,345,334
Purchases and fundings	34,888,000
Proceeds from principal repayments	(98,068,085)
Balance at March 31, 2021	$484,165,249

The following table details overall statistics for our loan portfolio as of March 31, 2021 and December 31, 2020:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
March 31, 2021
Loans held-for-investment
Senior secured loans(3)	$484,165,249	$484,165,249	34	100.0%	5.1%	2.9
	$484,165,249	$484,165,249	34	100.0%	5.1%	2.9

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2020
Loans held-for-investment
Senior secured loans(3)	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1
	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1

(1)    Weighted average coupon assumes applicable one-month LIBOR of 0.11% and 0.14% as of March 31, 2021 and December 31, 2020, respectively, inclusive of weighted average floors of 1.54% and 1.64%, respectively.
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of March 31, 2021, $468,945,755 of the outstanding senior secured loans are held in VIEs and $15,219,494 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in VIEs and $15,981,933 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of March 31, 2021:

Loan #	Form of Investment	Origination Date	Total Loan Commitment	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV
1	Senior secured	November 30, 2018	$72,000,000	$35,441,348	Nacogdoches, TX	Multifamily	1mL + 4.1	3.8	70.4%
2	Senior secured	June 5, 2018	$69,112,047.03	$35,352,208	Palatine, IL	Multifamily	1mL + 4.3	2.3	68.5%
3	Senior secured	July 9, 2018	$33,830,000	$33,752,111	Pikesville, MD	Multifamily	1mL + 3.3	2.4	77.6%
4	Senior secured	August 8, 2018	$35,000,000	$32,526,660	Dallas, TX	Multifamily	1mL + 3.7	2.4	81.2%
5	Senior secured	November 22, 2019	$39,500,000	$26,500,000	Virginia Beach, VA	Multifamily	1mL + 2.8	3.8	77.1%
6	Senior secured	May 18, 2018	$28,000,000	$25,355,116	Woodridge, IL	Multifamily	1mL + 3.8	2.3	76.4%
7	Senior secured	December 10, 2019	$45,000,000	$24,540,507	San Antonio, TX	Multifamily	1mL + 3.2	3.8	71.9%
8	Senior secured	January 15, 2020	$27,350,000	$24,180,000	Chattanooga, TN	Multifamily	1mL + 3	3.9	80.6%
9	Senior secured	November 26, 2019	$32,525,000	$20,000,000	Doraville, GA	Multifamily	1mL + 2.8	3.8	76.1%
10	Senior secured	December 6, 2018	$21,000,000	$18,703,039	Greensboro, NC	Multifamily	1mL + 3.4	3.1	79.8%
11	Senior secured	December 28, 2018	$20,850,000	$18,000,000	Austin, TX	Retail	1mL + 3.9	1.8	71.4%
12	Senior secured	December 28, 2018	$24,123,000	$17,172,624	Austin, TX	Retail	1mL + 4.1	1.8	60.5%
13	Senior secured	February 25, 2021	$28,000,000	$15,000,000	Sacramento, CA	Multifamily	1mL + 3.5	1.0	63.6%
14	Senior secured	August 29, 2019	$16,800,000	$14,632,203	Austell, GA	Multifamily	1mL + 3.4	3.5	72.5%
15	Senior secured	July 23, 2018	$16,200,000	$12,828,794	Chicago, IL	Office	1mL + 3.8	2.4	72.7%

16	Senior secured	August 8, 2019	$14,400,000	$12,649,099	Fort Worth, TX	Multifamily	1mL + 3	3.5	75.8%
17	Senior secured	March 12, 2021	$13,703,000	$12,375,000	Mesa, AZ	Multifamily	1mL + 3.6	5.1	75.0%
18	Senior secured	September 10, 2020	$9,527,000	$9,527,000	Winchester, OH	Multifamily	1mL + 4.3	0.6	61.9%
19	Senior secured	August 7, 2018	$9,000,000	$8,235,825	Birmingham, AL	Multifamily	1mL + 3.5	2.5	78.0%
20	Senior secured	January 13, 2020	$8,510,000	$7,930,194	Fort Lauderdale, FL	Multifamily	1mL + 3.2	3.9	78.4%
21	Senior secured	March 12, 2018	$7,912,000	$7,912,000	Waco, TX	Multifamily	1mL + 4.8	3.1	72.9%
22	Senior secured	November 13, 2019	$9,310,000	$7,780,000	Holly Hill, FL	Multifamily	1mL + 2.9	1.8	77.8%
23	Senior secured	March 19, 2021	$8,348,000	$7,513,000	Glendora, CA	Multifamily	1mL + 3.6	5.1	72.2%
24	Senior secured	June 10, 2019	$7,000,000	$6,525,817	San Antonio, TX	Multifamily	1mL + 3.4	3.3	77.7%
25	Senior secured	December 9, 2019	$6,495,000	$6,230,000	Fort Worth, TX	Multifamily	1mL + 3.2	3.8	77.7%
26	Senior secured	August 28, 2019	$6,250,000	$5,966,157	Austin, TX	Multifamily	1mL + 3.3	3.5	69.9%
27	Senior secured	June 22, 2018	$6,200,000	$5,900,550	Chicago, IL	Multifamily	1mL + 4.1	2.3	80.5%
28	Senior secured	June 10, 2019	$6,000,000	$5,295,605	San Antonio, TX	Multifamily	1mL + 2.9	3.3	62.9%
29	Senior secured	December 13, 2019	$5,900,000	$5,070,339	Jacksonville, FL	Multifamily	1mL + 2.9	3.8	74.9%
30	Senior secured	November 30, 2018	$8,250,000	$5,036,066	Decatur, GA	Office	1mL + 4.1	2.7	56.8%
31	Senior secured	December 29, 2020	$4,920,000	$4,920,000	Fayetteville, NC	Multifamily	1mL + 4	1.3	70.3%
32	Senior secured	May 31, 2019	$4,350,000	$4,275,035	Austin, TX	Multifamily	1mL + 3.5	3.3	74.1%
33	Senior secured	November 12, 2019	$4,225,000	$4,225,000	Chesapeake, VA	Self-Storage	1mL + 3.2	3.8	64.5%
34	Senior secured	June 5, 2018	$2,813,952	$2,813,952	Palatine, IL	Multifamily	1mL + 4.3	2.3	68.5%

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

Our loan portfolio is 100% performing with no loan impairments, loan defaults, or non-accrual loans as of March 31, 2021.

We maintain strong relationships with our borrowers and utilized those relationships to address potential impacts of the COVID-19 pandemic on loans secured by properties experiencing cash flow pressure. All of our loans are current with respect to principal and interest, however, some of our borrowers have expressed concern on delays in the implementation of business plans due to the prolonged impact of the COVID-19 pandemic. Accordingly, we will continue to engage in discussions with them to work towards the maximization of cash flows and values of our commercial mortgage loan assets should these difficulties arise.

We have not entered into any forbearance agreements or loan modifications to date. However, due to the continued economic impact of the COVID-19 pandemic we consider there to be heightened credit risk associated with our commercial mortgage loan portfolio. As such, we can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into any forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 2.7 and 3.1 as of March 31, 2021 and December 31, 2020, respectively. The decrease in average risk rating is primarily the result of commercial mortgage loans that paid off with a risk rating of "4" of $16.7 million, the purchase of $34.9 million of commercial mortgage loans with a risk rating of "2" and the migration of $31.1 million of commercial mortgage loans from a risk rating of "4" to a risk rating of "3" during the first quarter of 2021. The following table presents the principal balance and net book value based on our internal risk ratings:

	March 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—
2	10	149,871,667	149,871,667
3	21	293,534,594	293,534,594
4	3	40,758,988	40,758,988
5	—	—	—
	34	$484,165,249	484,165,249

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of March 31, 2021, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $409.4 million and $411.2 million, respectively. See Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee was the earlier of the contractual maturity of the underlying mortgage and its repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated on November 28, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20.0 million and (b) minimum available liquidity equal to the greater of (x) $5.0 million and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Notes 13 and 14 to our condensed consolidated financial statements included in this Quarterly Report on form 10-Q for a further description of MAXEX.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenues and expenses. All of these estimates reflect our best judgments about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. The three months ended March 31, 2021 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates made by management. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for loan losses, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments.

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of March 31, 2021, the Company did not hold any loans placed on non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2021, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, have not recorded any allowance for loan losses.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2021 and December 31, 2020:

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

	March 31, 2021
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$484,165,249	$899,223	$11,717,804	$496,782,276
Collateralized Loan Obligations	(409,404,872)	—	—	(409,404,872)
Other(3)	36,400,123	—	(2,067,115)	34,333,008
Restricted Cash	32,154,188	—	—	32,154,188
Capital Allocated	$143,314,688	$899,223	$9,650,689	$153,864,600
% Capital	93.1%	0.6%	6.3%	100.0%

	December 31, 2020
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$547,345,334	$919,678	$11,375,960	$559,640,972
Collateralized Loan Obligations	(463,060,090)	—	—	(463,060,090)
Other(3)	1,663,740	—	(2,984,668)	(1,320,928)
Restricted Cash	57,999,396	—	—	57,999,396
Capital Allocated	$143,948,380	$919,678	$8,391,292	$153,259,350
% Capital	93.9%	0.6%	5.5%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

Results of Operations

As of March 31, 2021, we consolidated the assets and liabilities of two CRE CLOs, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Additionally, although the COVID-19 pandemic did not significantly impact our operating results for the period ended March 31, 2021, should the pandemic and resulting economic deterioration persist, we expect it may affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, interest income, credit losses and commercial mortgage loan reinvestment, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control.

Further in May 2021 we issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expenses) of $58.1 million. We expect the Incremental Secured Term Loan of $7.5 million provided for in the Third Amendment to the Credit and Guaranty Agreement to fund during the second quarter of 2021. We believe that Lument IM and its affiliates continue to identify attractive CRE lending opportunities which we expect will allow us to deploy our capital base into assets that are consistent with our investment strategy. The deployment of these proceeds into our target assets may take time and as such, may result in a temporary decline in net interest income. Additionally, as a result of the Series A Preferred Stock issuance, Stockholders Equity as calculated per our management agreement will increase, resulting in increased management fees, changes to the core earnings hurdle over which incentive fees are due and payable to our Manager and increase to the reimbursable expense cap.

The table below presents certain information from our Statement of Operations for the three months ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$7,470,117	$9,165,805
Cash and cash equivalents	4,300	28,167
Interest expense:
Collateralized loan obligations	(2,185,242)	(4,237,889)
Secured Term Loan	(771,865)	(780,441)
Net interest income	4,517,310	4,175,642
Other income (loss):
Unrealized (loss) on mortgage servicing rights	(20,455)	(877,749)
Servicing income, net	124,156	194,147
Other income	—	2
Total other income (loss)	103,701	(683,600)
Expenses:
Management and incentive fees	720,999	584,821
General and administrative expenses	680,314	765,892
Operating expenses reimbursable to Manager	312,454	461,121
Other operating expenses	34,753	300,926
Compensation expense	49,135	54,132
Total expenses	1,797,655	2,166,892
Net income before provision for income taxes	2,823,356	1,325,150
(Provision for) benefit from income taxes	(14,713)	226,521
Net income	2,808,643	1,551,671

Dividends to preferred stockholders	(3,708)	(3,750)
Net income attributable to common stockholders	$2,804,935	$1,547,921
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$2,804,935	$1,547,921
Weighted average number of shares of common stock outstanding	24,943,383	24,911,483
Basic and diluted income per share	$0.11	$0.06
Dividends declared per share of common stock	$0.09	$0.08

Net Income Summary

For the three months ended March 31, 2021, our net income attributable to common stockholders was $2,804,935, or $0.11 basic and diluted net income per average share, compared with net income of $1,547,921, or $0.06 basic and diluted net income per average share, for the three months ended March 31, 2020.  The principal drivers of this net income variance were an increase in net interest income from $4,175,642 for the three months ended March 31, 2020 to $4,517,310 for the three months ended March 31, 2021, an increase in total other income from a loss of $683,600 for the three months ended March 31, 2020 to a gain of $103,701 for the three months ended March 31, 2021 and a decrease in total expenses from $2,166,892 for the three months ended March 31, 2020 to $1,797,655 for the three months ended March 31, 2021.

Net Interest Income

For the three months ended March 31, 2021 and the three months ended March 31, 2020, our net interest income was $4,517,310 and $4,175,642, respectively. The increase was primarily due to (i) a $64.5 million decrease in weighted-average principal balance of our CLO liabilities; (ii) an increase of 3bps in weighted-average LIBOR floors on our loan portfolio for the three months ended March 31, 2021 compared to the corresponding period in 2020 and; (iii) a decrease in weighted-average LIBOR of 138bps for our CLO liabilities. This was offset by (i) a $121.1 million decrease in weighted-average principal of our loan portfolio; (ii) a 5bps decrease in weighted-average spread on the loan portfolio for the three months ended March 31, 2021 compared to the corresponding period in 2020, and (iii) an increase of 6bps in weighted-average spread for our CLO liabilities.

Other Income (Loss)

For the three months ended March 31, 2021, our other income was $103,701. This gain was driven by net servicing income of $124,156, which more than offset the impact of net unrealized losses on mortgage servicing rights of $20,455.

For the three months ended March 31, 2020, we incurred a loss of $683,600. This loss was driven by the impact of net unrealized losses on mortgage servicing rights of $877,749 caused by a decrease in interest rates which increased prepayments and lower projected float income, which more than offset net mortgage servicing income of $194,147.

The period-over-period increase in other income was primarily due to the unrealized loss on mortgage servicing rights as a result of higher interest rates and lower prepayment speeds.

Expenses

For the three months ended March 31, 2021, we incurred management and incentive fees of $720,999 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,076,656, of which $312,454 was payable to our Manager and $764,202 was payable directly by us.

For the three months ended March 31, 2020, we incurred management fees of $584,821 representing amounts payable to our Manager under our management agreement. We also incurred operating expense of $1,582,071 of which $461,121 was payable to our Manager and $1,120,950 was payable directly by us.

The period-over-period decrease in operating expenses primarily reflects a decrease in audit, accounting and legal fees as well as expense reimbursement expensed during the period, which more than offset increased management and incentive fees.

Impairment

We review each loan classified as held-for-investment for impairment on a quarterly basis. For the three months ended March 31, 2021 and the three months ended March 31, 2020, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax Expense (Benefit)

For the three months ended March 31, 2021, the Company recognized a provision for income taxes of $14,713 and for the three months ended March 31, 2020, the Company recognized a benefit for income taxes in the amount of $226,521. The period-over-period increase in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with match term collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. As of March 31, 2021, our balance sheet included $40.2 million of a secured term loan and $411.2 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in January 2026 and our collateralized loan financing is term-matched and matures in 2028 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. We are actively pursuing a refinance of our CRE loan portfolio and subject to market conditions, we expect to refinance with a new CRE CLO. We are encouraged by positive developments in the CRE CLO market and across the commercial real estate markets more broadly. However, no assurances can be given that we will be able to refinance our CRE loan portfolio with a new CRE CLO or other alternative financing facilities.

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

On August 5, 2020, the Company entered into an amendment to its Participation Agreements amongst Hunt CRE 2017-FL1 Seller, LLC ("FL1 Seller"), Hunt CRE 2017-FL1, Ltd., ORIX Real Estate Capital Holdings, LLC d/b/a Lument to transfer future funding participation interests from FL1 Seller to OREC Structured Finance, LLC d/b/a Lument Structured Finance ("LSF"), an affiliate of our Manager (the "FL1 Future Funding Participation Transfer"). As a result of the FL1 Future Funding Participation Transfer, LSF will make all advances pursuant to the unfunded loan commitments. In connection with the FL1 Future Funding Participation transfer, the Company has agreed that at such time it (i) has available excess capital and (ii) the satisfaction of the applicable requirements for acquiring such assets, each as determined by the Manager, it will purchase from LSF, at a price equal to par, any FL1 Participations funded by LSF. We will generally finance the purchase of FL1 Participations funded by LSF with net cash provided by operating activities and proceeds from common or preferred stock issuances. Future loan fundings comprise funding for capital improvements, leasing costs, interest and carry costs, and fundings will vary depending on progress of the business plan and cash flows of the mortgage assets. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying mortgage assets. The maximum amount of future payments that the Company could be required to purchase from LSF under the Future Funding Participation Transfer, which represents the unfunded commitments of Hunt CRE 2017-FL1, Ltd., was $17.1 million as of March 31, 2021. As of March 31, 2021, $6.9 million of participation interests had been funded by LSF and $10.2 million remain unfunded.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2021, we had unrestricted cash and cash equivalents of $11.7 million, compared to $11.4 million as of December 31, 2020.

As of March 31, 2021, we had $40.2 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of March 31, 2021, the ratio of our recourse debt to equity was 0.4:1.

As of March 31, 2021, we consolidated the assets and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. The assets of the trusts are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trusts, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trusts. As of March 31, 2021, the carrying value of these non-recourse liabilities aggregated to $409.4 million. As of March 31, 2021, our total debt to equity ratio was 3.9:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Cash Flows From Operating Activities	3,172,283	2,371,998
Cash Flows From Investing Activities	28,640,898	(4,105,877)
Cash Flows From Financing Activities	(57,316,545)	3,970,463
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(25,503,364)	$2,236,584

During the three months ended March 31, 2021, cash, cash equivalents and restricted cash decreased by $25.5 million and for the three months ended March 31, 2020, cash, cash equivalents and restricted cash increased by $2 million.

Operating Activities

For the three months ended March 31, 2021 and 2020, net cash provided by operating activities totaled $3.2 million and $2.4 million, respectively. For the three months ended March 31, 2021, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., VIE’s we consolidate, of $5.2 million, interest received from our senior secured loans held outside the VIE’s we consolidate of $0.2 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $0.7 million, management fees of $0.6 million, expense reimbursements of $0.4 million and other operating expenditures of $0.6 million. For the three months ended March 31, 2020, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., VIE’s we consolidate, of $4.8 million, interest received from our senior secured loans held outside VIE’s we consolidate of $0.1 million and cash received from mortgage servicing rights of $0.2 million exceeding cash interest expense paid on our Secured Term Loan of $0.7 million, management fees of $0.6 million, expense reimbursement of $0.4 million and other operating expenditures of $1.2 million.
Investing Activities

For the three months ended March 31, 2021, net cash provided by investing activities totaled $28.6 million. This was a result of the cash received from principal repayment of commercial mortgage loans held for investment exceeding the purchase and funding of commercial mortgage loans held for investment during the period. For the three months ended March 31, 2020 net cash used in investing activities totaled $4.14 million. This was a result of the purchase and funding of commercial mortgage loans held for investment exceeding the cash received from principal repayment of commercial mortgage loans held for investment during the quarter..

Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities totaled $57.3 million and primarily related to payments of common stock dividends of $3.2 million and repayment of collateralized loan obligations of $54.1 million. For the three months ended March 31, 2020, net cash provided by financing activities totaled $3.9 million and primarily related to proceeds from issuance of common stock of $5.7 million partially offset by payments of common stock dividends of $1.8 million..

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our prior equity sales combined with cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for other general corporate expenses.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2021, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our condensed consolidated balance sheet as a liability. As of March 31, 2021, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On March 15, 2021, we announced that our board of directors had declared a cash dividend rate for the first quarter of 2021 of $0.090 per share of common stock which was paid on April 15, 2021.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2021. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed or furnished herewith, as applicable, as a part of this report. Such Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Lument Finance Trust, Inc., together with all amendments and supplements thereto.*
10.1
Third Amendment to Credit and Guaranty, dated as of April 21, 2021, among Lument Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services LLC, as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.1 to Lument Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845) which was filed with the Securities and Exchange Commission on April 21, 2021).

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

LUMENT FINANCE TRUST, INC.

Dated: May 10, 2021	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2021	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)