Form 10-Q
period 2021-09-30
Lument Finance Trust, Inc.
filed 2021-11-09
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Registrant's Telephone Number, including area code (212) 317-5700
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2021
Common stock, $0.01 par value	24,947,883

LUMENT FINANCE TRUST, INC.

INDEX

PART I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	2
	Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	37
Item 4.	Controls and Procedures	38

PART II - Other Information		38

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

Signatures		40

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2021(1)	December 31, 2020(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$44,080,327	$11,375,960
Restricted cash	148,066,240	57,999,396
Commercial mortgage loans held-for-investment, at amortized cost	803,074,256	547,345,334
Mortgage servicing rights, at fair value	619,012	919,678
Accrued interest receivable	3,082,676	2,015,617
Investment related receivable	48,890,010	—
Other assets	2,205,526	1,833,794
Total assets	$1,050,018,047	$621,489,779

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	826,145,358	463,060,090
Secured term loan, net	46,805,417	39,556,198
Accrued interest payable	649,046	432,936
Dividends payable	3,246,601	3,242,640
Fees and expenses payable to Manager	1,628,539	1,156,340
Other accounts payable and accrued expenses	2,381,544	338,423
Total liabilities	880,856,505	507,786,627

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)
EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	57,258,435	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 24,947,883 and 24,943,383 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	249,434	249,389
Additional paid-in capital	233,849,892	233,850,271
Cumulative distributions to stockholders	(140,019,042)	(131,355,978)
Accumulated earnings	17,723,323	10,859,970
Total stockholders' equity	169,062,042	113,603,652
Noncontrolling interests	$99,500	$99,500
Total equity	$169,161,542	$113,703,152

Total liabilities and equity	$1,050,018,047	$621,489,779

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of September 30, 2021 and December 31, 2020, assets of consolidated VIEs totaled $1,003,113,182 and $591,318,506, respectively and the liabilities of consolidated VIEs totaled $826,707,857 and $463,411,967 respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$9,465,332	$8,111,324	$25,163,428	$25,749,282
Cash and cash equivalents	5,724	5,674	22,802	41,461
Interest expense:
Collateralized loan obligations	(3,891,089)	(2,495,996)	(8,288,278)	(9,649,523)
Secured term loan	(846,988)	(789,018)	(2,393,216)	(2,349,900)
Net interest income	4,732,979	4,831,984	14,504,736	13,791,320
Other income (loss):
Unrealized (loss) on mortgage servicing rights	(59,776)	(350,127)	(300,666)	(1,603,052)
Loss on extinguishment of debt	—	—	(1,663,926)	—
Servicing income, net	106,392	187,989	326,314	586,516
Other income	—	—	—	2
Total other income (loss)	46,616	(162,138)	(1,638,278)	(1,016,534)
Expenses:
Management and incentive fees	807,967	675,107	2,254,431	1,850,139
General and administrative expenses	935,817	786,651	2,136,144	2,531,385
Operating expenses reimbursable to Manager	511,117	441,349	1,320,170	1,249,123
Other operating expenses	91,378	309,125	174,185	1,444,049
Compensation expense	50,991	49,199	149,617	156,093
Total expenses	2,397,270	2,261,431	6,034,547	7,230,789
Net income before provision for income taxes	2,382,325	2,408,415	6,831,911	5,543,997
Benefit from income taxes	(7,857)	142,595	31,442	437,387
Net income	2,374,468	2,551,010	6,863,353	5,981,384
Dividends accrued to preferred stockholders	(1,198,167)	(3,792)	(1,927,542)	(11,292)
Net income attributable to common stockholders	$1,176,301	$2,547,218	$4,935,811	$5,970,092
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$1,176,301	$2,547,218	$4,935,811	$5,970,092
Weighted average number of shares of common stock outstanding	24,947,883	24,943,383	24,944,790	24,931,254
Basic and diluted income per share	$0.05	$0.10	$0.20	$0.24
Dividends declared per share of common stock	$0.09	$0.08	$0.27	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2020	—	$—	24,943,383	$249,389	$233,850,271	$(131,355,978)	$10,859,970	$113,603,652	$99,500	$113,703,152
Issuance of common stock	—	—	—	—	—	—	—	$—	—	$—
Cost of issuing common stock	—	—	—	—	—	—	—	$—	—	$—
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—	$—
Restricted stock compensation expense	—	—	—	—	2,885	—	—	$2,885	—	$2,885
Net income	—	—	—	—	—	—	2,808,643	$2,808,643	—	$2,808,643
Common stock dividends	—	—	—	—	—	(2,244,904)	—	$(2,244,904)	—	$(2,244,904)
Preferred stock dividends	—	—	—	—	—	(3,708)	—	(3,708)	—	$(3,708)
Balance at March 31, 2021	—	—	24,943,383	$249,389	$233,853,156	$(133,604,590)	$13,668,613	$114,166,568	$99,500	$114,266,068
Issuance of common stock	—	—	4,500	45	11,655	—	—	$11,700	—	$11,700
Cost of issuing common stock	—	—	—	—	—	—	—	$—	—	$—
Issuance of preferred stock, net	2,400,000	57,258,435	—	—	—	—	—	$57,258,435	—	$57,258,435
Restricted stock compensation expense	—	—	—	—	(8,459)	—	—	$(8,459)	—	$(8,459)
Net income	—	—	—	—	—	—	1,680,242	$1,680,242	—	$1,680,242
Common stock dividends	—	—	—	—	—	(2,245,309)	—	$(2,245,309)	—	$(2,245,309)
Preferred stock dividends	—	—	—	—	—	(725,667)	—	$(725,667)	—	$(725,667)
Balance at June 30, 2021	2,400,000	57,258,435	24,947,883	249,434	233,856,352	(136,575,566)	15,348,855	170,137,510	99,500	170,237,010
Issuance of common stock, net	—	—	—	—	—	—	—	$—	—	$—
Cost of issuing common stock	—	—	—	—	(11,201)	—	—	$(11,201)	—	$(11,201)
Issuance of preferred stock, net	—	—	—	—	—	—	—	$—	—	$—
Restricted stock compensation expense	—	—	—	—	4,741	—	—	$4,741	—	$4,741
Net income			—	—	—	—	2,374,468	$2,374,468	—	$2,374,468
Common dividends declared	—	—	—	—	—	(2,245,310)	—	$(2,245,310)	—	$(2,245,310)
Preferred dividends declared	—	—	—	—	—	(1,198,166)	—	$(1,198,166)	—	$(1,198,166)
Balance at September 30, 2021	2,400,000	57,258,435	24,947,883	249,434	233,849,892	(140,019,042)	17,723,323	169,062,042	99,500	169,161,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value
Balance at December 31, 2019	23,692,164	$236,877	$228,135,116	$(122,236,981)	$2,410,200	$108,545,212	$99,500	$108,644,712
Issuance of common stock	1,246,719	12,467	5,734,908	—	—	$5,747,375	—	$5,747,375
Cost of issuing common stock	—	—	(13,333)	—	—	$(13,333)	—	$(13,333)
Restricted stock compensation expense	—	—	7,882	—	—	$7,882	—	$7,882
Net income	—	—	—	—	1,551,671	$1,551,671	—	$1,551,671
Common stock dividends	—	—	—	(1,870,416)	—	$(1,870,416)	—	$(1,870,416)
Preferred stock dividends	—	—	—	(3,750)	—	$(3,750)	—	$(3,750)
Balance at March 31, 2020	24,938,883	249,344	233,864,573	(124,111,147)	3,961,871	113,964,641	99,500	114,064,141
Issuance of common stock	4,500	45	14,940	—	—	$14,985	—	$14,985
Cost of issuing common stock	—	—	(13,333)	—	—	$(13,333)	—	$(13,333)
Restricted stock compensation expense	—	—	(8,473)	—	—	$(8,473)	—	$(8,473)
Net income	—	—	—	—	1,878,703	$1,878,703	—	$1,878,703
Common stock dividends	—	—	—	(1,870,754)	—	$(1,870,754)	—	$(1,870,754)
Preferred stock dividends	—	—	—	(3,750)	—	$(3,750)	—	$(3,750)
Balance at June 30, 2020	24,943,383	249,389	233,857,707	(125,985,651)	5,840,574	113,962,019	99,500	114,061,519
Issuance of common stock	—	—	—	—	—	$—	—	$—
Cost of issuing common stock	—	—	(13,334)	—	—	$(13,334)	—	$(13,334)
Restricted stock compensation expense	—	—	2,949	—	—	$2,949	—	$2,949
Net income	—	—	—	—	2,551,010	$2,551,010	—	$2,551,010
Common dividends declared	—	—	—	(2,120,188)	—	$(2,120,188)	—	$(2,120,188)
Preferred dividends declared	—	—	—	(3,792)	—	$(3,792)	—	$(3,792)
Balance at September 30, 2020	24,943,383	249,389	233,847,322	(128,109,631)	8,391,584	114,378,664	99,500	114,478,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Cash flows from operating activities:
Net income	$6,863,353	$5,981,384
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(24,773)	—
Amortization of commercial mortgage loans held-for-investment premiums	361,227	—
Accretion of collateralized loan obligations discounts	207,767	872,869
Amortization of deferred offering costs	(11,201)	(40,000)
Amortization of deferred financing costs	1,260,660	771,017
Loss on extinguishment of debt	1,663,926	—
Unrealized loss on mortgage servicing rights	300,666	1,603,052
Restricted stock compensation expense	10,867	17,343
Net change in:
Accrued interest receivable	(1,067,059)	61,860
Deferred offering costs	—	40,000
Other assets	(371,732)	(453,092)
Accrued interest payable	216,110	(393,517)
Fees and expenses payable to Manager	472,199	123,596
Other accounts payable and accrued expenses	2,043,121	39,675
Net cash provided by operating activities	11,925,131	8,624,187
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(647,459,391)	(52,580,443)
Principal payments from commercial mortgage loans held-for-investment	391,394,015	88,907,741
Investment related receivable	(48,890,010)	(9,247,423)
Due to affiliate	—	71,727
Net cash (used in) provided by investing activities	(304,955,386)	27,151,602
Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,747,375
Net proceeds from issuance of preferred stock	57,258,435	—
Proceeds from collateralized loan obligation	833,750,000	—
Proceeds from credit facility	7,500,000	—
Payment of collateralized loan obligations	(465,316,126)	(27,740,358)
Payment of deferred financing costs	(8,731,741)	—
Dividends paid on common stock	(7,732,853)	(5,518,082)
Dividends paid on preferred stock	(926,249)	(7,500)
Net cash provided by (used in) financing activities	415,801,466	(27,518,565)
Net increase in cash, cash equivalents and restricted cash	122,771,211	8,257,224
Cash, cash equivalents and restricted cash, beginning of period	69,375,356	16,011,830
Cash, cash equivalents and restricted cash, end of period	$192,146,567	$24,269,054

Supplemental disclosure of cash flow information
Cash paid for interest	$8,996,957	$10,747,082
Cash paid for taxes	$—	$180,898
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$3,443,476	$2,123,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

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

On January 3, 2020, the Company and HIM entered into a termination agreement pursuant to which the Company and HIM agreed to mutually and immediately terminate that certain management agreement dated January 18, 2018. The Company simultaneously entered into a new management agreement with Lument IM. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the Company. See Note 9 for further discussion.
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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT 2021-FL1, Ltd. for potential consolidation, and prior to their unwinding in the second quarter of 2021, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. At September 30, 2021, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares, and prior to the second quarter of 2021 determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") was $166,250,000 and $124,046,671 at September 30, 2021 and December 31, 2020.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. As of September 30, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, including the Delta variant which is believed to be more contagious than previous variants of the virus. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021, however uncertainty over the ultimate impact of COVID-19 on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from our estimates and the differences may be material.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

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

Restricted cash includes cash held within LFT CRE 2021-FL1 as of September 30, 2021 and Hunt CRE 2018-FL2 as of December 31, 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$44,080,327	$11,375,960
Restricted cash CRE 2018-FL2, Ltd.	$—	$57,999,396
Restricted cash CRE 2021-FL1, Ltd.	$148,066,240	$—
Total cash, cash equivalents and restricted cash	$192,146,567	$69,375,356

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
September 30, 2021

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of September 30, 2021, the Company did not hold any loans placed on non-accrual status.

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

1.Very Low Risk: exceeds expectations and is outperforming underwriting or it is very likely that the underlying loan can be refinanced easily in the period's prevailing capital market conditions
2.Low Risk: meeting or exceeding underwritten expectation
3.Moderate Risk: consistent with underwritten expectations or the sponsor may be in the early stages of executing the business plan and the loan structure appropriately mitigates additional risks
4.High Risk: potential risk of default, a loss may occur in the event of default
5.Default Risk: imminent risk of default, a loss is likely in the event of default

The Company evaluates each loan rated High Risk or above on a quarterly basis as to whether it is impaired. Impaired loans are individually evaluated based on the Company's quarterly assessment of each loan and assignment of a risk rating. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, may ultimately differ from estimated losses.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2021, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

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

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of LFT CRE 2021-FL1, Ltd. as of September 30, 2021 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. prior to their unwind date of June 14, 2021 (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary of and accordingly are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. CLOs are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums, discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. In the second quarter of 2020, $624,816 in costs related to a contemplated collateralized loan transaction, that were previously deferred as "other assets" in the consolidated balance sheets were expensed as "other operating expenses" in the consolidated statements of operations as a result of abandoning the contemplated transaction due to the then current market environment, which had been impacted by the COVID-19 pandemic.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $47.75 million credit and guaranty agreement with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

principal balance, net of deferred financing costs. Deferred financing costs of $1,389,597 associated with this liability are amortized to interest expense on a straight line basis when it approximates the effective interest method. See Note 6 for additional information related to the Secured Term Loan.

Common Stock

At September 30, 2021 and December 31, 2020, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 24,947,883 and 24,943,383 shares of common stock issued and outstanding at September 30, 2021 and December 31, 2020, respectively.

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

Preferred Stock

At September 30, 2021 and December 31, 2020, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. The Company had 2,400,000 shares of preferred stock issued and outstanding at September 30, 2021 and no shares of preferred stock issued and outstanding as of December 31, 2020. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. On May 3, 2021, the Company classified 2,400,000 shares of its authorized but unissued preferred stock as shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). See Note 12 for additional information related to our Series A Preferred Stock.

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

Stock-Based Compensation

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and nine months ended September 30, 2021 and 2020, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 828): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate ("LIBOR") and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt instruments, leases, derivatives and other contracts affected by reference rate reform. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. We have not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions..

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
September 30, 2021

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of September 30, 2021 and December 31, 2020:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
September 30, 2021
Loans held-for-investment
Senior secured loans(3)	$803,043,750	$803,074,256	53	100.0%	4.3%	3.7
	803,043,750	803,074,256	53	100.0%	4.3%	3.7

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2020
Loans held-for-investment
Senior secured loans(3)	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1
	547,345,334	547,345,334	40	100.0%	5.1%	3.1

(1)    Weighted average coupon assumes applicable one-month LIBOR of 0.08% and 0.14% as of September 30, 2021 and December 31, 2020, respectively, inclusive of weighted average floors of 0.83% and 1.64%, respectively.
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of September 30, 2021, $803,074,256 of the outstanding senior secured loans were held in VIEs. As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in VIEs and $15,981,933 of the outstanding senior secured loans were held outside VIEs.

Activity: For the nine months ended September 30, 2021, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2020	$547,345,334
Purchases and fundings	647,459,391
Proceeds from principal payments	(391,394,015)
Accretion of purchase discount	24,773
Amortization of purchase premium	(361,227)
Balance at September 30, 2021	$803,074,256

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—	—	—	—
2	30	463,032,213	462,940,447	14	168,401,366	168,401,366
3	21	322,567,733	322,690,005	20	309,726,343	309,726,343
4	2	17,443,804	17,443,804	6	69,217,625	69,217,625
5	—	—	—	—	—	—
	53	$803,043,750	803,074,256	40	547,345,334	547,345,334

As of September 30, 2021, the average risk rating of the commercial mortgage loan portfolio was 2.3 (Moderate Risk), weighted by investment carrying value, with 97.8% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2020, the average risk rating of the commercial mortgage loan portfolio was 3.1 (Moderate Risk), weighted by investment carrying value, with 84.4% of the net carrying value of commercial loans held-for-invested rated 3 (Moderate Risk) or better by the Company's Manager.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
The decrease in average risk rating is primarily the result of commercial mortgage loans that paid off with a risk rating of "2" of $77.0 million, a risk rating of "3" of $231.9 million and a risk rating of "4" of $17.4 million, offset by the purchase of commercial mortgage loans with a risk rating of "2" of $357.8 million and a risk rating of "3" of $224.2 million during the nine months ended September 30, 2021.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of September 30, 2021 and December 31, 2020:

Loans Held-for-Investment

	September 30, 2021	December 31, 2020
Geography
South	44.8%	36.5%
Southwest	31.8	38.7
West	16.0	1.8
Mid-Atlantic	4.3	6.2
Midwest	3.1	16.8
Total	100.0%	100.0%

	September 30, 2021	December 31, 2020
Collateral Property Type
Multifamily	89.4%	89.5%
Self-Storage	7.0	0.8
Office	1.5	3.3
Retail	2.1	6.4
Total	100.0%	100.0%

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of September 30, 2021 or December 31, 2020.

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

On June 14, 2021, the Company completed a CRE CLO ("LFT CRE 2021-FL1, Ltd."), issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of $669.7 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio and affiliates of the Company. The financing has an initial two-and-a-half year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations or a period of up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%. We retained a residual interest in the portfolio with a notional amount of $166.2 million, including the $70 million below investment-grade notes.

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

The CRE CLO we consolidate is subject to collateralization and coverage tests that are customary for these types of securitizations. As of September 30, 2021 and December 31, 2020 all such collateralization and coverage tests in the CRE CLOs we consolidate were met. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these tests.

The carrying values of the Company's total assets and liabilities related to LFT CRE 2021-FL1, Ltd. at September 30, 2021 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2020 included the following VIE assets and liabilities:

ASSETS	September 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$148,066,240	$57,999,396
Accrued interest receivable	3,082,676	1,955,709
Investment related receivable	48,890,010	—
Loans held for investment	803,074,256	531,363,401

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Total Assets	$1,003,113,182	$591,318,506

LIABILITIES
Accrued interest payable	$562,499	$351,877
Collateralized loan obligations(1)	826,145,358	463,060,090
Total Liabilities	$826,707,857	$463,411,967
Equity	176,405,325	127,906,539
Total liabilities and equity	$1,003,113,182	$591,318,506

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for LFT CRE 2021-FL1, Ltd., August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following tables present certain loan and borrowing characteristics of LFT CRE 2021-FL1, Ltd. as of September 30, 2021 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. as of December 31, 2020:

As of September 30, 2021
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	53	$803,043,750	$803,074,256	L + 3.46%
Financings provided	1	833,750,000	826,145,358	L + 1.43%

As of December 31, 2020
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	40	$531,363,401	$531,363,401	L + 3.50%
Financing provided	2	465,316,126	463,060,090	L + 1.44%

(1)     The carrying value for LFT CRE 2021-FL1, Ltd. is net of debt issuance costs of $7,604,638 for September 30, 2021, Hunt CRE 2017-FL1, Ltd. is net of discount of $207,767 for December 31, 2020, and the carrying value for Hunt CRE 2018-FL2, Ltd. is net of debt issuance costs of $2,048,269 for December 31, 2020.

The statement of operations related to LFT CRE 2021-FL1, Ltd., Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for the three and nine months ended September 30, 2021 and September 30, 2020 include the following income and expense items:

Statements of Operations	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Interest income	$9,412,072	$7,900,183
Interest expense	(3,891,093)	(2,495,996)
Net interest income	$5,520,979	$5,404,187
General and administrative fees	(118,804)	(201,459)
Net income	$5,402,175	$5,202,728

Statements of Operations	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Interest income	$24,543,893	$25,225,152
Interest expense	(8,288,278)	(9,649,523)
Net interest income	$16,255,615	$15,575,629
General and administrative fees	(147,604)	(497,088)
Net income	$16,108,011	$15,078,541

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
September 30, 2021

NOTE 6 – SECURED TERM LOAN (Continued)
Services, LLC, as administrative agent (in such capacity, the "Agent"), providing for a term facility ("Credit Agreement") to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($944,588 and $693,802 at September 30, 2021 and December 31, 2020, respectively). As of September 30, 2021 and December 31, 2020, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	September 30, 2021		December 31, 2020
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$40,250,000	$40,250,000
Total	$47,750,000	$47,750,000	$40,250,000	$40,250,000

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

On April 21, 2021, the Company, together with its Credit Parties, entered into an amendment (the "Third Amendment") to the Credit and Guaranty Agreement. The amendment, among other things, (i) provides the Company with an incremental secured term loan in the aggregate principal amount of $7.5 million; (ii) extends the maturity date of the Secured Term Loan from February 14, 2025 to February 14, 2026; (iii) amends certain asset concentration limits and (iv) amends certain financial covenants. On May 5, 2021 the Third Amendment became effective. On August 23, 2021, the Company drew down the $7.5 million incremental secured term loan.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of September 30, 2021 and December 31, 2020 we were in compliance with these covenants. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MSRs

As of September 30, 2021, the Company retained the servicing rights associated with an aggregate principal balance of $110,144,748 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity for the nine months ended September 30, 2021 and the nine months ended September 30, 2020:

	September 30, 2021	September 30, 2020
Balance at beginning of period	$919,678	$2,700,207
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	91,669	(838,437)
Other changes to fair value(1)	(392,335)	(764,616)
Balance at end of period	$619,012	$1,097,154

Loans associated with MSRs(2)	$110,144,748	$239,180,324
MSR values as percent of loans(3)	0.56%	0.46%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at September 30, 2021 and September 30, 2020, respectively.
(3)Amounts represent the carrying value of MSRs at September 30, 2021 and September 30, 2020, respectively divided by the outstanding balance of the loans associated with these MSRs.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 7 – MSRs (Continued)
The following table presents the servicing income recorded on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Servicing income, net	$106,392	$187,989
Total servicing income	$106,392	$187,989

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Servicing income, net	$326,314	$585,516
Total servicing income	$326,314	$585,516

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of September 30, 2021
Assets:
Mortgage servicing rights	—	—	619,012	619,012
Total	$—	$—	$619,012	$619,012

	December 31, 2020
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2020
Assets:
Mortgage servicing rights	—	—	919,678	919,678
Total	$—	$—	$919,678	$919,678

As of September 30, 2021 and December 31, 2020, the Company had $619,012 and $919,678, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at September 30, 2021 and December 31, 2020:

As of September 30, 2021
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	11.1 - 29.6%	20.0%
	Discount rate	12.0%	12.0%

As of December 31, 2020
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	12.4 - 28.0%	21.1%
	Discount rate	12.0%	12.0%

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 8 – FAIR VALUE (Continued)

	September 30, 2021
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	44,080,327	44,080,327	44,080,327
Restricted cash	1	148,066,240	148,066,240	148,066,240
Commercial mortgage loans held-for-investment	3	803,074,256	803,043,750	803,023,846
Total		$995,220,823	$995,190,317	$995,170,413

Liabilities:
Collateralized loan obligations	2	826,145,358	833,750,000	837,431,250
Secured Term Loan	3	46,805,417	47,750,000	51,966,612
Total		$872,950,775	$881,500,000	$889,397,862

	December 31, 2020
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	11,375,960	11,375,960	11,375,960
Restricted cash	1	57,999,396	57,999,396	57,999,396
Commercial mortgage loans held-for-investment	3	547,345,334	547,345,334	547,134,755
Total		$616,720,690	$616,720,690	$616,510,111

Liabilities:
Collateralized loan obligations	2	463,060,090	465,316,126	458,094,412
Secured term loan	3	39,556,198	40,250,000	44,514,373
Total		$502,616,288	$505,566,126	$502,608,785

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management and Incentive Fee

The Company is externally managed and advised by the Manager and through January 3, 2020 by HIM, our prior manager. Pursuant to the terms of the prior management agreement in effect for the year ended December 31, 2019, the Company paid the prior manager a management fee equal to 1.5% of Stockholders' Equity per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity included the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduced the Company’s retained earnings at the end of any completed calendar quarter, it would reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. Additionally, under the terms of the prior management agreement, starting in the first full calendar quarter following January 18, 2019, the Company was also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum. On January 3, 2020, the management agreement in effect for the year ended December 31, 2019 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally, starting in the first full calendar quarter following January 3, 2020, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

For the three months ended September 30, 2021, the Company incurred management fees of $807,967 (September 30, 2020: $588,530), recorded as "Management and incentive fees" in the condensed consolidated statement of operations, of which $811,000 (September 30, 2020: $588,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the condensed consolidated balance sheets.

For the nine months ended September 30, 2021, the Company incurred management fees of $2,122,199 (September 30, 2020: $1,763,562), recorded as "Management and incentive fees" in the condensed consolidated statement of operations, of which $811,000 (September 30, 2020: $588,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the condensed consolidated balance sheets.

For the three months ended September 30, 2021 the Company did not incur any incentive fees and the three months ended September 30, 2020 the Company incurred incentive fees of $86,577, recorded as "Management and incentive fees" in the condensed consolidated statement of operations, of which $86,577 was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the condensed consolidated balance sheets.

For the nine months ended September 30, 2021 the Company incurred incentive fees of $132,231 (September 30, 2020: $86,577), recorded as "Management and incentive fees" in the condensed consolidated statement of operations, of which $132,231 (September 30, 2020: $86,577) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the condensed consolidated balance sheets.

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

For the three months ended September 30, 2021, the Company incurred reimbursable expenses of $511,117 (September 30, 2020: $441,349), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $512,730 (September 30, 2020: $441,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended September 30, 2021, the Company waived $95,270 of reimbursable expense exit fees and for the three months ended September 30, 2020, the Company did not waive any reimbursable expense exit fees.

For the nine months ended September 30, 2021, the Company incurred reimbursable expenses of $1,320,170 (September 30, 2020: $1,249,123), recorded as "operating expenses reimbursable to Manager" in the condensed consolidated statement of operations, of which $512,730 (September 30, 2020: $441,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the condensed consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the nine months ended September 30, 2021, the Company waived $271,229 of reimbursable expense exit fees and for the nine months ended September 30, 2020, the Company waived $73,549 of reimbursable expense exit fees.

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

The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30, 2021
	2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$2.60	4,500	$3.33
Granted	4,500	4.18	4,500	2.60
Vested	(4,500)	2.60	(4,500)	$3.33
Outstanding Unvested Shares at End of Period	4,500	$4.18	4,500	$2.60

For the period ended September 30, 2021, the Company recognized compensation expense related to restricted common stock of $10,867 (2020: $17,343). The Company has unrecognized compensation expense of $13,296 as of September 30, 2021 (2020: $8,302) for unvested shares of restricted common stock. As of September 30, 2021, the weighted average period for which the unrecognized compensation expense will be recognized is 8.6 months.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

OREC Structured Finance, LLC

During the first quarter of 2021, Hunt CRE 2018-FL2, Ltd. purchased three loans with an aggregate unpaid principal balance of $34.9 million at par from OREC Structured Finance, LLC d/b/a Lument Structured Finance ("LSF"), an affiliate of our Manager.

During the second quarter of 2021, (a) Hunt CRE 2018-FL1, Ltd. purchased six loans with an aggregate unpaid principal balance of $67.8 million at par from LSF, (b) Lument Commercial Mortgage Trust ("LCMT") purchased two loans with an aggregate unpaid principal balance of $21.2 million and 18 funded loan participations with an unpaid principal balance of $14.5 million from LSF and (c) LFT CRE 2021-FL1, Ltd. purchased eight loans with an aggregate unpaid principal balance of $82.6 million at par from LSF.

During the third quarter of 2021, LFT CRE 2021-FL1, Ltd. purchased fifteen loans with an aggregate unpaid principal balance of $309.1 million at par from LSF.

During the first quarter of 2020, Hunt CRE 2017-FL1, Ltd. purchased two loans with an aggregate unpaid principal balance of $31.9 million at par from LSF.

During the third quarter of 2020, Hunt CRE 2018-FL2, Ltd. purchased one loan with an unpaid principal balance of $9.5 million at par from LSF.

OREC 2018-CRE1, Ltd.

During the second quarter of 2021, LFT CRE 2021-FL1, Ltd. purchased nine loans with an aggregate unpaid principal balance of $112.5 million at a premium of $0.35 million from OREC 2018-CRE1, Ltd., an affiliate of our Manager.

ORIX Real Estate Holdings, LLC

During the second quarter of 2021, LFT CRE 2021-FL1, Ltd. purchased eight loans with an aggregate unpaid principal balance of $4.6 million at a premium of $0.02 million from ORIX RE Holdings, LLC, an affiliate of our Manager.

ORIX Real Estate Capital

ORIX Real Estate Capital, LLC d/b/a Lument Capital ("OREC"), an affiliate of the Manager, was appointed as the servicer and special servicer with respect to mortgage assets for LFT CRE 2021-FL1, Ltd.

Lument IM

Lument IM was appointed as the collateral manager with respect to LFT CRE 2021-FL1, Ltd. Lument IM has agreed to waive all its entitlements to collateral management fees for so long as Lument IM or an affiliate is the collateral manager and also the manager of Lument Finance Trust, Inc..

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 10 - GUARANTEES (Continued)
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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $465.2 million and $860.5 million as of September 30, 2021 and December 31, 2020, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of September 30, 2021, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of September 30, 2021.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, remains uncertain. As of September 30, 2021, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19, however, as the global pandemic continues, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2021, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of September 30, 2021, LSF, an affiliate of the Manager, had $66.7 million of unfunded commitments related to loans held in LFT CRE 2021-FL1, Ltd. These commitments are not reflected on the Company's condensed consolidated balance sheets.

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

NOTE 12 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 24,947,883 and 24,943,383 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

On January 3, 2020, the Company issued 1,246,719 shares of common stock to an affiliate of the Manager in a private placement at a purchase price of $4.61 per share resulting in aggregate net proceeds of $5.7 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 12 – EQUITY (Continued)
purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through September 30, 2021, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of September 30, 2021, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At September 30, 2021 and December 31, 2020, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2021, and no shares of preferred stock issued and outstanding at December 31, 2020. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

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

Distributions to Stockholders

For the 2021 taxable year to date, the Company has declared dividends to common stockholders totaling $6,735,522, or $0.27 per share. The following table presents cash dividends declared by the Company on its common stock during the nine months ended September 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2021	March 31, 2021	April 15, 2021	$2,244,904	$0.090
June 15, 2021	June 30, 2021	July 15, 2021	$2,245,309	$0.090
September 14, 2021	September 30, 2021	October 15, 2021	$2,245,309	$0.090

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the nine months ended September 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
June 15, 2021	July 1, 2021	July 15, 2021	$918,750	$0.383
September 14, 2021	October 1, 2021	October 15, 2021	$1,181,250	$0.492

Non-controlling Interests

On November 29, 2018, Lument Commercial Mortgage Trust, Inc. ("LCMT"), formerly known as Hunt Commercial Mortgage Trust ("HCMT"), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2020 are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations. As of September 30, 2021, LCMT had $11,292 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's condensed consolidated statements of operations of which $3,792 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's condensed consolidated balance sheet..

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
Net income		$2,374,468		$2,551,010

Less dividends:
Common stock	$2,245,310		$2,120,188
Preferred stock	1,198,166		3,792
		3,443,476		2,123,980
Undistributed earnings (deficit)		$(1,069,008)		$427,030

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.09	$0.09	$0.09	$0.09
Undistributed earnings (deficit)	—	(0.04)	0.01	0.01
Total	$0.09	$0.05	$0.10	$0.10

	For the three months ended September 30,
	2021	2020
Basic weighted average shares of common stock	24,943,383	24,938,883
Weighted average of non-vested restricted stock	4,500	4,500
Diluted weighted average shares of common stock outstanding	24,947,883	24,943,383

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
Net income		$6,863,353		$5,981,384

Less dividends:
Common stock	$6,735,523		$5,861,358
Preferred stock	1,927,542		11,292
		8,663,065		5,872,650
Undistributed earnings (deficit)		$(1,799,712)		$108,734

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.27	$0.27	$0.24	$0.24
Undistributed earnings (deficit)	—	(0.07)	—	—
Total	$0.27	$0.20	$0.24	$0.24

	For the nine months ended September 30,
	2021	2020
Basic weighted average shares of common stock	24,940,630	24,927,122
Weighted average of non-vested restricted stock	4,500	4,402
Diluted weighted average shares of common stock outstanding	24,945,130	24,931,524

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021

NOTE 15 - INCOME TAXES (Continued)
federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of September 30, 2021 and December 31, 2020, we were in compliance with all REIT requirements.

As of September 30, 2021, tax years 2017 through 2020 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

We have evaluated subsequent events occurring through the date that these condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

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

Recent Developments
As of September 30, 2021, there continues to be an ongoing global outbreak of a novel coronavirus, or COVID-19. On March 11, 2020, the World Health Organization ("WHO") declared COVID-19 a global pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The United States and other countries reacted to the COVID-19 outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak rapidly evolved (and continues to do so), and many countries reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential offices, retail centers, hotels, and other businesses, and taking other restrictive measures to help slow the spread of COVID-19. Businesses also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries, including industries related to the collateral underlying certain of our loans. Moreover, with the continued spread of COVID-19 and reported variants of the virus, including the spread of the Delta variant, which is believed to be more contagious than the prior variants, governments and businesses may continue to take measures to help contain its spread. At the same time, the acceleration of the availability of vaccines for the general public is expected to aid in inhibiting such spread, thus providing potentially countervailing considerations towards a more positive trajectory for business recovery. However, the potential impacts, including the length and scope of a global, regional, or other economic recession, are uncertain and difficult to assess.
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
The effects of the COVID-19 pandemic did not significantly impact our operating results for the three and nine months ended September 30, 2021. However, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

Third Quarter 2021 Summary and Subsequent Events

•Acquired fifteen loans with an initial unpaid principal balance of $309.1 million with a weighted average interest rate of one month U.S. LIBOR plus 3.39% and a weighted LIBOR floor of 0.16%.
•On August 23, 2021, we drew $7.5 million in an incremental secured term loans as provided by the Third Amendment to our Credit and Guaranty Agreement.
•On September 14, 2021, the Company announced its third quarter common dividend of $0.09 per share of common stock, in line with the previous quarter.
•On September 14, 2021, the Company announced its third quarter preferred dividend of $0.49 per share of Series A Preferred Stock.
•Subsequent to quarter end, the Company acquired an additional $98.5 million in loans with a weighted average interest rate of one month U.S. LIBOR plus 3.26% and a weighted average LIBOR floor of 0.10%.
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

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. Substantially all of our investments and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Our net interest income currently benefits from in-the-money LIBOR floors in our commercial loan portfolio, with a weighted average LIBOR floor of 0.83% as of September 30, 2021. There can be no assurance that we will continue to utilize LIBOR floors. As of September 30, 2021, 98.7% of the loans in our commercial loan portfolio had a LIBOR floor greater than the current spot LIBOR rate. While we expect low LIBOR rates to persist as the economy continues to recover from the current COVID-19 pandemic, no assurance can be made that our current portfolio profile will be maintained. Additionally, there can be no assurance that we will continue to obtain LIBOR floors as current market conditions reflect transactions with lower or no floors. Similarly, net interest income is also impacted by the spread in our commercial loan portfolio. As of September 30, 2021, the weighted average spread of our commercial loan portfolio was 3.46%, but there is no assurance that these spreads will be maintained as market environments fluctuate. Current market conditions have reflected a tightening trend in commercial mortgage loan credit spreads. A decrease to the weighted average LIBOR floor and/or spread would result in a decrease to net interest income. Additionally, a simultaneous decrease of both weighted average LIBOR floor and portfolio spread would exacerbate the impact to net interest income.

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

As of September 30, 2021, 100% of our commercial loans by principal balance and 100% of our collateralized loan obligations bear interest related to one-month U.S. LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of September 30, 2021, 100% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as High Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. As of September 30, 2021, the Company has not recognized any impairments on its loan portfolio. However, due to the continued widespread impact of the COVID-19 pandemic we consider there to be heightened credit risk associated with our commercial mortgage loan portfolio. Uncertainty about the severity and duration of the economic impact of the COVID-19 pandemic, as exacerbated by events related to virus strains, persist and potential exists for the credit risk of our portfolio to heighten further. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuances, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans outside of our CLO, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. Additionally, we have $148.1 million in restricted cash at LFT 2021-FL1 to invest in commercial mortgage loans which will negatively impact our net interest income until such time this cash is invested.

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of nine loans acquired with an initial aggregate UPB of $117.0 million with an aggregate purchase premium of $366,690, all of our commercial mortgage loans were acquired at par. As of September 30, 2021, our aggregate unamortized purchase premium was $30,506, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for LFT CRE 2021-FL1 remains in place through December 2023. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the COVID-19 pandemic. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

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

Managing Our Business through COVID-19

As of March 13, 2020, our Manager, and its affiliates, implemented a work from home, or WFH, policy for employees in all locations. As of October 1, 2021, our Manager has begun reopening offices on a limited basis with certain staff returning to the office on a staggered partial schedule. Our Manager's highly experienced senior team and dedicated employees are fully operational during this ongoing disruption and are continuing to execute on all investment management, asset management, servicing, portfolio monitoring, financial reporting and related control activities. Our Manager's and affiliates employees are in constant communication to ensure timely coordination and early identification of issues. We continue to engage in ongoing active dialogue with the borrowers in our commercial mortgage loan portfolio to understand what is taking place at the properties collateralizing our investments.

Considering the current economic environment caused by COVID-19 we are mindful of local ordinance constraints on lender protection and continue to monitor the impact of fiscal stimulus on our loan portfolio. More recently, the CDC issued a nationwide moratorium on residential evictions. Specifically, from September 4, 2020, through July 31, 2021, residential landlords and those with similar eviction rights could not evict "covered persons" for nonpayment of rent in any U.S. state or territory. Covered persons (a) use best efforts to obtain government assistance; (b) make less than $99,000 or $198,000 jointly; (c) have suffered loss of income or extraordinary medical expenses; (d) use of best efforts to make partial payments; and (e) have no other housing options. As a result of this national restriction, multifamily apartment borrowers had less ability to address non-payment of tenants, which in turn could have negatively impacted a property's cash flow coverage of the debt service of their loans. While this moratorium expired on July 31, 2021, on August 3, 2021, the CDC issued a new 60-day moratorium on residential evictions in areas with high-levels of COVID-19 infections. This new moratorium expanded the definition of "covered persons" to include (f) the individual resides in a U.S. county experiencing substantial or high rates of community transmission levels of SARS-COV-2 as defined by CDC. Additionally, due to COVID-19, there are potential challenges facing third-party providers, such as appraisers, environmental and engineering consultants we rely on to make new investments which may make it more difficult to make these investments.

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended September 30, 2021, we recorded earnings per share of $0.05, declared a quarterly dividend of $0.09 per share, and reported $0.06 per share of Distributable Earnings. In addition, our book value per share of common stock was $4.37.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended
	September 30, 2021	June 30, 2021
Net income(1)	$1,176,301	$954,575
Weighted-average shares outstanding, basic and diluted	24,947,883	24,944,075
Net income per share, basic and diluted	$0.05	$0.04
Dividends declared per share	$0.09	$0.09
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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended
	September 30, 2021	June 30, 2021
Net income attributable to common stockholders	$1,176,301	$954,575
Unrealized loss on mortgage servicing rights	59,776	220,435
Purchase premium payoffs	150,990	—
Loss on extinguishment of debt	—	1,663,926
Recognized compensation expense related to restricted common stock	4,741	3,241
Adjustment for income taxes	7,857	(54,012)
Distributable Earnings	$1,399,665	$2,788,165
Weighted-average shares outstanding, basic and diluted	24,947,883	24,944,075
Distributable Earnings per share, basic and diluted	$0.06	$0.11

Book Value Per Share of Common Stock

The following table calculates our book value per share of common stock:

	September 30, 2021	June 30, 2021
Total stockholders' equity	$169,062,042	$170,137,510
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	109,062,042	110,137,510
Shares of common stock issued and outstanding at period end	24,947,883	24,943,383
Book value per share of common stock	$4.37	$4.41

As of September 30, 2021, our common stockholders' equity was $109.1 million, and our book value per share of common stock was $4.37 on a basic and fully diluted basis. Our equity decreased by $1.0 million compared to our equity as of June 30, 2021 primarily as a result of the capital allocated to LFT CRE 2021-FL1, Ltd. not being fully deployed in the quarter, a full quarter of preferred stock dividends and reduced exit fees compared to the prior quarter.

Investment Portfolio

Commercial Mortgage Loans

As of September 30, 2021, we have determined that we are the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2020	$547,345,334
Purchases and fundings	647,459,391
Proceeds from principal repayments	(391,394,015)
Accretion of purchase discount	$24,773
Amortization of purchase premium	$(361,227)
Balance at September 30, 2021	$803,074,256

The following table details overall statistics for our loan portfolio as of September 30, 2021 and December 31, 2020:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
September 30, 2021
Loans held-for-investment
Senior secured loans(3)	$803,043,750	$803,074,256	53	100.0%	4.3%	3.7
	$803,043,750	$803,074,256	53	100.0%	4.3%	3.7

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2020
Loans held-for-investment
Senior secured loans(3)	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1
	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1

(1)    Weighted average coupon assumes applicable one-month LIBOR of 0.08% and 0.14% as of September 30, 2021 and December 31, 2020, respectively, inclusive of weighted average floors of 0.83% and 1.64%, respectively.
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of September 30, 2021, $803,074,256 of the outstanding senior secured loans are held in VIEs. As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in VIEs and $15,981,933 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of September 30, 2021:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior secured	November 22, 2019	$39,500,000	$36,781,588	Virginia Beach, VA	Multi-Family	1mL + 2.8	3.4	77.1%
2	Senior secured	June 28, 2021	$39,263,000	$34,690,000	Barrington, NJ	Multi-Family	1mL + 3.1	5.0	78.1%
3	Senior secured	June 8, 2021	$35,877,500	$33,360,000	Chattanooga, TN	Multi-Family	1mL + 3.7	5.0	79.8%
4	Senior secured	November 26, 2019	$32,525,000	$31,115,334	Atlanta, GA	Multi-Family	1mL + 2.8	3.4	76.1%
5	Senior secured	June 8, 2021	$32,500,000	$30,576,666	Miami, FL	Multi-Family	1mL + 3.2	5.0	74.3%
6	Senior secured	June 30, 2021	$32,250,000	$28,650,000	Porter, TX	Multi-Family	1mL + 3.3	5.0	71.6%
7	Senior secured	February 25, 2021	$28,000,000	$28,000,000	Sacramento, CA	Multi-Family	1mL + 3.5	0.7	63.6%
8	Senior secured	May 20, 2021	$33,000,000	$27,803,800	Marietta, GA	Multi-Family	1mL + 3.1	4.9	77.0%
9	Senior secured	April 22, 2021	$27,750,000	$27,750,000	Los Angeles, CA	Multi-Family	1mL + 3.3	1.3	55.0%
10	Senior secured	December 10, 2019	$37,046,135.56	$27,411,724	San Antonio, TX	Multi-Family	1mL + 3.2	3.5	71.9%

11	Senior secured	June 7, 2021	$29,400,000	$26,400,000	San Antonio, TX	Multi-Family	1mL + 3.4	5.0	80.0%
12	Senior secured	January 15, 2020	$27,350,000	$25,094,805	Chattanooga, TN	Multi-Family	1mL + 3.0	3.6	80.6%
13	Senior secured	August 26, 2021	$27,268,000	$24,832,000	Clarkston, GA	Multi-Family	1mL + 3.5	5.1	79.0%
14	Senior secured	March 31, 2021	$25,350,000	$22,000,000	Jacksonville, FL	Multi-Family	1mL + 3.7	4.8	77.7%
15	Senior secured	August 26, 2021	$23,370,000	$21,957,240	Union City, GA	Multi-Family	1mL + 3.4	5.2	70.4%
16	Senior secured	June 30, 2021	$21,968,000	$20,188,700	Jacksonville, FL	Multi-Family	1mL + 3.5	5.0	77.1%
17	Senior secured	October 13, 2017	$20,000,000	$19,648,818	Seattle, WA	Self-Storage	1mL + 3.6	3.3	46.5%
18	Senior secured	November 30, 2018	$72,000,000	$17,733,821	Nacogdoches, TX	Multi-Family	1mL + 4.1	2.4	70.4%
19	Senior secured	December 28, 2018	$24,123,000	$17,172,623	Austin, TX	Retail	1mL + 4.1	1.5	60.5%
20	Senior secured	July 8, 2021	$17,000,000	$17,000,000	Knoxville, TN	Multi-Family	1mL + 4.0	3.1	69.7%
21	Senior secured	April 12, 2021	$17,000,000	$15,000,000	Cedar Park, TX	Multi-Family	1mL + 3.8	4.8	66.7%
22	Senior secured	October 11, 2019	$17,000,000	$14,500,000	Pompano Beach, FL	Self Storage	1mL + 3.8	3.3	75.0%
23	Senior secured	February 28, 2018	$14,550,000	$14,257,251	Portland, OR	Multi-Family	1mL + 7.5	1.6	75.9%
24	Senior secured	August 8, 2019	$14,400,000	$13,671,010	Fort Worth, TX	Multi-Family	1mL + 3.0	3.2	75.8%
25	Senior secured	May 28, 2021	$13,675,000	$13,332,734	Houston, TX	Multi-Family	1mL + 3.4	2.9	73.8%
26	Senior secured	May 12, 2021	$13,930,000	$13,026,000	Fort Worth, TX	Multi-Family	1mL + 3.4	4.9	74.9%
27	Senior secured	August 16, 2021	$15,886,000	$12,750,000	Columbus, OH	Multi-Family	1mL + 3.7	5.2	75.0%
28	Senior secured	March 12, 2021	$13,703,000	$12,375,000	Mesa, AZ	Multi-Family	1mL + 3.6	4.8	75.0%
29	Senior secured	July 23, 2018	$16,200,000	$12,148,199	Chicago, IL	Office	1mL + 3.8	2.1	72.7%
30	Senior secured	February 8, 2019	$12,625,000	$10,676,822	Federal Way, WA	Self-Storage	1mL + 4.8	2.6	65.8%
31	Senior secured	April 23, 2021	$11,600,000	$10,497,000	Tualatin, OR	Multi-Family	1mL + 3.2	4.8	73.9%
32	Senior secured	March 26, 2021	$9,623,000	$9,623,000	Alhambra, CA	Multi-Family	1mL + 3.3	1.3	49.0%
33	Senior secured	November 13, 2019	$9,310,000	$8,620,367	Holly Hill, FL	Multi-Family	1mL + 2.9	1.4	77.8%
34	Senior secured	May 12, 2021	$8,950,000	$8,220,000	Lakeland, FL	Multi-Family	1mL + 3.4	4.9	76.8%
35	Senior secured	January 13, 2020	$8,510,000	$8,037,399	Fort Lauderdale, FL	Multi-Family	1mL + 3.2	3.6	78.4%
36	Senior secured	April 7, 2021	$10,152,000	$7,963,794	Phoenix, AZ	Multi-Family	1mL + 3.6	4.8	69.5%
37	Senior secured	March 12, 2018	$9,112,000	$7,912,000	Waco, TX	Multi-Family	1mL + 4.8	1.8	72.9%
38	Senior secured	March 19, 2021	$8,348,000	$7,513,000	Glendora, CA	Multi-Family	1mL + 3.6	4.8	72.2%
39	Senior secured	February 3, 2020	$7,250,000	$6,959,953	Fort Worth, TX	Self-Storage	1mL + 3.8	3.7	63.8%
40	Senior secured	March 31, 2021	$8,432,000	$6,893,000	Tucson, AZ	Multi-Family	1mL + 3.6	4.8	72.8%
41	Senior secured	June 10, 2019	$7,000,000	$6,888,915	San Antonio, TX	Multi-Family	1mL + 3.4	3.0	77.7%
42	Senior secured	December 9, 2019	$6,495,000	$6,344,748	Fort Worth, TX	Multi-Family	1mL + 3.2	3.5	77.7%
43	Senior secured	July 1, 2021	$7,285,000	$6,290,000	Harker Heights, TX	Multi-Family	1mL + 3.6	5.0	72.3%

44	Senior secured	August 28, 2019	$6,250,000	$6,054,427	Austin, TX	Multi-Family	1mL + 3.3	3.2	69.9%
45	Senior secured	May 21, 2021	$7,172,000	$5,994,000	Youngtown, AZ	Multi-Family	1mL + 3.7	4.9	71.4%
46	Senior secured	December 13, 2019	$5,900,000	$5,632,870	Jacksonville, FL	Multi-Family	1mL + 2.9	3.5	74.9%
47	Senior secured	June 10, 2019	$6,000,000	$5,295,605	San Antonio, TX	Multi-Family	1mL + 2.9	3.0	62.9%
48	Senior secured	April 30, 2021	$5,472,000	$5,285,500	Daytona Beach, FL	Multi-Family	1mL + 3.7	4.8	77.4%
49	Senior secured	July 14, 2021	$6,048,000	$5,248,000	Birmingham, AL	Multi-Family	1mL + 3.7	5.1	71.7%
50	Senior secured	December 29, 2020	$4,920,000	$4,920,000	Fayetteville, NC	Multi-Family	1mL + 4	1.0	70.3%
51	Senior secured	November 30, 2018	$4,446,000	$4,446,000	Anderson, SC	Multi-Family	1mL + 3.3	0.3	53.7%
52	Senior secured	May 31, 2019	$4,350,000	$4,275,035	Austin, TX	Multi-Family	1mL + 3.5	2.9	74.1%
53	Senior secured	November 12, 2019	$4,225,000	$4,225,000	Chesapeake, VA	Self-Storage	1mL + 3.2	3.4	64.5%

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

Our loan portfolio is 100% performing with no loan impairments, loan defaults, or non-accrual loans as of September 30, 2021.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 2.3 and 3.1 as of September 30, 2021 and December 31, 2020, respectively. The decrease in average risk rating is primarily the result of commercial mortgage loans that paid off with a risk rating of "2" of $77.0 million, a risk rating of "3" of $231.9 million and a risk rating of "4" of $17.4 million, offset by the purchase of commercial mortgage loans with a risk rating of "2" of $357.8 million and a risk rating of "3" of $224.2 million during the nine months ended September 30, 2021. The following table presents the principal balance and net book value based on our internal risk ratings:

	September 30, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	$—
2	30	463,032,213	462,940,447
3	21	322,567,733	322,690,005
4	2	17,443,804	17,443,804
5	—	—	—
	53	$803,043,750	$803,074,256

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of September 30, 2021, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $826.1 million and $833.8 million, respectively. See Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenues and expenses. All of these estimates reflect our best judgments about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. The three and nine months ended September 30, 2021 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates made by management. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for loan losses, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments.

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of September 30, 2021, the Company did not hold any loans placed on non-accrual status.

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

1.Very Low Risk: exceeds expectations and is outperforming underwriting or it is very likely that the underlying loan can be refinanced easily in the period's prevailing capital market conditions
2.Low Risk: meeting or exceeding underwritten expectations
3.Moderate Risk: consistent with underwritten expectations or the sponsor may be in the early stages of executing the business plan and the loan structure appropriately mitigates additional risks
4.High Risk: potential risk of default, a loss may occur in the event of default
5.Default Risk: imminent risk of default, a loss is likely in the event of default

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2021, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, have not recorded any allowance for loan losses.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2021 and December 31, 2020:

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

	September 30, 2021
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$803,074,256	$619,012	$44,080,327	$847,773,595
Collateralized Loan Obligations	(826,145,362)	—	—	(826,145,362)
Other(3)	51,410,187	—	(5,129,847)	46,280,340
Restricted Cash	148,066,240	—	—	148,066,240
Capital Allocated	$176,405,321	$619,012	$38,950,480	$215,974,813
% Capital	81.7%	0.3%	18.0%	100.0%

	December 31, 2020
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$547,345,334	$919,678	$11,375,960	$559,640,972
Collateralized Loan Obligations	(463,060,090)	—	—	(463,060,090)
Other(3)	1,663,740	—	(2,984,668)	(1,320,928)
Restricted Cash	57,999,396	—	—	57,999,396
Capital Allocated	$143,948,380	$919,678	$8,391,292	$153,259,350
% Capital	93.9%	0.6%	5.5%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

Results of Operations

As of September 30, 2021, we consolidated the assets and liabilities of one CRE CLO, LFT CRE 2021-FL1, Ltd. Additionally, although the COVID-19 pandemic did not significantly impact our operating results for the period ended September 30, 2021, should the pandemic and resulting economic deterioration persist, we expect it may affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, interest income, credit losses and commercial mortgage loan reinvestment, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control.

Further in May 2021, we issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expenses) of $58.1 million. On August 23, 2021, the Incremental Secured Term Loan of $7.5 million provided for in the Third Amendment to the Credit and Guaranty Agreement was funded. We believe that Lument IM and its affiliates continue to identify attractive CRE lending opportunities which we expect will allow us to deploy our capital base into assets that are consistent with our investment strategy. The deployment of these proceeds into our target assets may take time and as such, may result in a temporary decline in net interest income. Additionally, as a result of the Series A Preferred Stock issuance, Stockholders Equity as calculated per our management agreement will increase, resulting in increased management fees, changes to the core earnings hurdle over which incentive fees are due and payable to our Manager and increase to the reimbursable expense cap.

The table below presents certain information from our Statement of Operations for the three and nine months ended September 30, 2021 and September 30, 2020, respectively:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$9,465,332	$8,111,324	$25,163,428	$25,749,282
Cash and cash equivalents	5,724	5,674	22,802	41,461
Interest expense:
Collateralized loan obligations	(3,891,089)	(2,495,996)	(8,288,278)	(9,649,523)
Secured Term Loan	(846,988)	(789,018)	(2,393,216)	(2,349,900)
Net interest income	4,732,979	4,831,984	14,504,736	13,791,320
Other income (loss):
Unrealized (loss) on mortgage servicing rights	(59,776)	(350,127)	(300,666)	(1,603,052)
Los on extinguishment of debt	—	—	(1,663,926)	—
Servicing income, net	106,392	187,989	326,314	586,516
Other income	—	—	—	2
Total other income (loss)	46,616	(162,138)	(1,638,278)	(1,016,534)
Expenses:
Management and incentive fees	807,967	675,107	2,254,431	1,850,139
General and administrative expenses	935,817	786,651	2,136,144	2,531,385
Operating expenses reimbursable to Manager	511,117	441,349	1,320,170	1,249,123
Other operating expenses	91,378	309,125	174,185	1,444,049
Compensation expense	50,991	49,199	149,617	156,093
Total expenses	2,397,270	2,261,431	6,034,547	7,230,789
Net income before provision for income taxes	2,382,325	2,408,415	6,831,911	5,543,997
Benefit from income taxes	(7,857)	142,595	31,442	437,387
Net income	2,374,468	2,551,010	6,863,353	5,981,384
Dividends accrued to preferred stockholders	(1,198,167)	(3,792)	(1,927,542)	(11,292)
Net income attributable to common stockholders	$1,176,301	$2,547,218	$4,935,811	$5,970,092
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$1,176,301	$2,547,218	$4,935,811	$5,970,092
Weighted average number of shares of common stock outstanding	24,947,883	24,943,383	24,944,790	24,931,254
Basic and diluted income per share	$0.05	$0.10	$0.20	$0.24
Dividends declared per share of common stock	$0.09	$0.08	$0.27	$0.24

Net Income Summary

For the nine months ended September 30, 2021, our net income attributable to common stockholders was $4,935,811, or $0.20 basic and diluted net income per average share, compared with net income of $5,970,092, or $0.24 basic and diluted net income per average share, for the nine months ended September 30, 2020.  The principal drivers of this net income variance were an increase in total other loss from a loss of $1,016,534 for the nine months ended September 30, 2020 to $1,638,278 for the nine months ended September 30, 2021 and an increase in accrued preferred dividends of $11,292 for the nine months ended September 30, 2020 to $1,927,542 for the nine months ended September 30, 2021, which more than offset an increase in net interest income from $13,791,320 for the nine months ended September 30, 2020 to $14,504,736 for the nine months ended September 30, 2021 and a decrease in total expenses from $7,230,789 for the nine months ended September 30, 2020 to $6,034,547 for the nine months ended September 30, 2021.

For the three months ended September 30, 2021, our net income attributable to common stockholders was $1,176,301, or $0.05 basic and diluted net income per average share, compared with net income of $2,547,218, or $0.10 basic and diluted net income per average share, for the three months ended September 30, 2020. The principal drivers of this net income variance were an increase in accrued preferred dividends from $3,792 for the three months ended September 30, 2020 to $1,198,167 for the three months ended September 30, 2021, a decrease in net interest income from $4,831,984 for the three months ended September 30, 2020 to $4,732,979 for the three months ended September 30, 2021, and an increase in expenses from $2,261,431 for the three months ended September 30, 2020 in other to $2,397,270 for the three months ended September 30, 2021, which more than offset other income from a loss of $162,138 for the three months ended September 30, 2020 to a gain $46,616 for the three months ended September 30, 2021.

Net Interest Income

For the nine months ended September 30, 2021 and the nine months ended September 30, 2020, our net interest income was $14,504,736 and $13,791,320, respectively. The increase was primarily due to (i) a decrease in weighted-average LIBOR of 62bps for our CLO liabilities and (ii) an increase in exit/extension fees of $2.3 million for our loan portfolio. This was offset by (i) a $21.3 million decrease in weighted-average principal of our loan portfolio; (ii) a $87.3 million increase in weighted-average principal balance of our CLO liabilities; (iii) a decrease of 35bps in weighted-average LIBOR floors on our loan portfolio for the nine months ended September 30, 2021 compared to the corresponding period in 2020; (iv) a 2bps decrease in weighted-average spread on the loan portfolio for the nine months ended September 30, 2021 compared to the corresponding period in 2020, and (v) an increase of 5bps in weighted-average spread for our CLO liabilities.

For the three months ended September 30, 2021 and the three months ended September 30, 2020, our net interest income was $4,732,979 and 4,831,984, respectively. The decrease was primarily due to (i) a $348.4 million increase in weighted-average principal balance of our CLO liabilities; (ii) a decrease of 60bps in weighted-average LIBOR floors on our loan portfolio for the nine months ended September 30, 2021 compared to the corresponding period in 2020, and; (iii) a 1bp increase in weighted-average spread for our CLO liabilities. This was offset by (i) a $167.4 million increase in weighted-average principal of our loan portfolio; (ii) a decrease in weighted-average LIBOR of 8bps for our CLO liabilities; (iii) a 2bps increase in weighted-average spread on the loan portfolio for the nine months ended September 30, 2021 compared to the corresponding period in 2020, and; (iv) an in increase in exit/extension fees of $0.6 million for our loan portfolio.

Other Income (Loss)

For the nine months ended September 30, 2021, we incurred a loss of $1,638,278. This loss was driven by loss on extinguishment of debt of $1,663,926 resulting from the unwind of Hunt CRE 2018-FL2 and the impact of net unrealized losses on mortgage servicing rights of $300,666 caused by decreased unpaid principal balance and lower interest rates which increased prepayments and lower projected float income which more than offset net servicing income of $326,314.

For the nine months ended September 30, 2020, we incurred a loss of $1,016,534. This loss was driven by the impact of net unrealized losses on mortgage servicing rights of $1,603,052 caused by a decrease in interest rates which increased prepayments and lower projected float income, which more than offset net mortgage servicing income of $586,516.

The period-over-period increase in other loss was primarily due to the change in unrealized loss on mortgage servicing rights as a result of decreased unpaid principal balance and higher interest rates and lower prepayment speeds and loss on extinguishment of debt related to the unwind of Hunt CRE 2018-FL2.

For the three months ended September 30, 2021, our other income was $46,616. This gain was driven by net servicing income of 106,392, which more than offset the impact of net unrealized losses on mortgage servicing rights of $59,776 caused by decreased unpaid principal balances.

For the three months ended September 30, 2020, we incurred a loss of $162,138. This loss was primarily drive by the impact of net unrealized losses on mortgage servicing rights of $350,127 caused by a decrease in interest rates which increased prepayments and lower projected float income, which more than offset net mortgage servicing rights of $187,989.

The period-over-period increase in other income was primarily due to the change in unrealized loss on mortgage servicing rights as a result of decreased unpaid principal balance, higher interest rates and lower prepayment speeds.

Expenses

For the nine months ended September 30, 2021, we incurred management and incentive fees of $2,254,431 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $3,780,116, of which $1,320,170 was payable to our Manager and $2,459,946 was payable directly by us.

For the nine months ended September 30, 2020, we incurred management fees of $1,850,139 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $5,380,650 of which $1,249,123 was payable to our Manager and $4,131,527 was payable directly by us.

The period-over-period decrease in operating expenses primarily reflects a decrease in audit, accounting, legal fees and discontinued deal costs, which more than offset increased insurance, professional, and management and incentive fees.

For the three months ended September 30, 2021, we incurred management and incentive fees of $807,967 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,589,303, of which $511,117 was payable to our Manager and $1,078,186 was payable directly by us.

For the three months ended September 30, 2020, we incurred management fees of $675,107 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,586,324 of which $441,349 was payable to our Manager and $1,144,975 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects an increase in expense reimbursement expensed during the period and increased management, professional and audit fees, which more than offset a decrease in accounting fees and discontinued deal costs.

Impairment

We review each loan classified as held-for-investment for impairment on a quarterly basis. For the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax Expense (Benefit)

For the nine months ended September 30, 2021, the Company recognized a benefit for income taxes of $31,442 and for the nine months ended September 30, 2020, the Company recognized a benefit for income taxes in the amount of $437,387. The period-over-period decrease in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

For the three months ended September 30, 2021, the Company recognized a [benefit/provision] for income taxes of $7,857 and for the three months ended September 30, 2020, the Company recognized a benefit for income taxes in the amount of $142,595. The period-over-period increase in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with match term collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed LFT CRE 2021-FL1 issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70 million were below investment-grade notes retained by us. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of September 30, 2021, our balance sheet included $47.8 million of a secured term loan and $833.8 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in January 2026 and our collateralized loan financing is term-matched and matures in 2039 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2021, we had unrestricted cash and cash equivalents of $44.1 million, compared to $11.4 million as of December 31, 2020.

As of September 30, 2021, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of September 30, 2021, the ratio of our recourse debt to equity was 0.2:1.

As of September 30, 2021, we consolidated the assets and liabilities of LFT CRE 2021-FL1, Ltd. The assets of the trust are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of September 30, 2021, the carrying value of these non-recourse liabilities aggregated to $826.1 million. As of September 30, 2021, our total debt to equity ratio was 5.2:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021	2020
Cash Flows From Operating Activities	11,925,131	8,624,187
Cash Flows From Investing Activities	(304,955,386)	27,151,602
Cash Flows From Financing Activities	415,801,466	(27,518,565)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$122,771,211	$8,257,224

During the nine months ended September 30, 2021, cash, cash equivalents and restricted cash increased by $122.8 million and for the nine months ended September 30, 2020, cash, cash equivalents and restricted cash increased by $8.3 million.

Operating Activities

For the nine months ended September 30, 2021 and 2020, net cash provided by operating activities totaled $11.9 million and $8.6 million, respectively. For the nine months ended September 30, 2021, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd., Hunt CRE 2018-FL2, Ltd. and LFT CRE 2021-FL1, Ltd., VIE’s we consolidated during the period, of $18.4 million, interest received from our senior secured loans held outside the VIE’s we consolidate of $0.6 million and cash received from mortgage servicing rights of $0.3 million exceeding cash interest expense paid on our Secured Term Loan of $2.3 million, management fees of $1.9 million, expense reimbursements of $1.2 million and other operating expenditures of $2.6 million. For the nine months ended September 30, 2020, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., VIE’s we consolidated in the period, of $10.4 million, interest received from our senior secured loans held outside VIE’s we consolidate of $0.3 million and cash received from mortgage servicing rights of $0.4 million exceeding cash interest expense paid on our Secured Term Loan of $1.5 million, management fees of $1.1 million, expense reimbursement of $0.9 million and other operating expenditures of $2.9 million.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities totaled $305.0 million. This was a result of the cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period. For the nine months ended September 30, 2020 net cash provided by investing activities totaled $27.2 million. This was the result of cash received from principal repayment of commercial mortgage loans held for investment exceeding the cash used for purchase and funding of commercial mortgage loans held for investment for the purchase and funding of commercial mortgage loans held for investment.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities totaled $415.8 million and primarily related to proceeds from issuance of our Series A Preferred Stock of $57.3 million and proceeds from issuance of collateralized loan obligations of $833.8 million which more than offset payments of common stock dividends of $7.7 million, repayment of collateralized loan obligations of $465.3 million and payment of debt issuance costs of $8.7 million.. For the nine months ended September 30, 2020, net cash used in financing activities totaled $27.5 million and primarily related to proceeds from issuance of common stock of $5.7 million more than offset by payments of common dividends of $5.5 million and repayment of collateralized loan obligations of $27.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2021, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our condensed consolidated balance sheet as a liability. As of September 30, 2021, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On September 14, 2021, we announced that our board of directors had declared a cash dividend rate for the third quarter of 2021 of $0.090 per share of common stock which was paid on October 15, 2021 and declared a cash dividend rate for the third quarter of 2021 of $0.492 per share of Series A Preferred Stock which was paid on October 15, 2021.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2021. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

LUMENT FINANCE TRUST, INC.

Dated: November 9, 2021	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2021	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)