Form 10-K
period 2021-12-31
Lument Finance Trust, Inc.
filed 2022-03-15
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Registrant’s Telephone Number, including area code (212) 317-5700
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $74.0 million as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of March 14, 2022, there were 52,225,152 outstanding shares of common stock, $0.01 par value.

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
These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operation may vary materially from those expressed in our forward-looking statements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•the risks, uncertainties and factors set forth in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K;
•how widely utilized COVID-19 vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and their impact on the ultimate severity and duration of the COVID-19 pandemic;
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

Our Company

We are a real estate investment trust ("REIT") focused on investing in, financing and managing a portfolio of commercial real estate ("CRE") debt investments. We primarily invest in transitional floating rate CRE mortgage loans with an emphasis on middle-market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments.

We are externally managed by our manager, OREC Investment Management, LLC, doing business as Lument Investment Management (the "Manager" or "Lument IM") pursuant to the terms of our management agreement. Our Manager is a subsidiary of ORIX Real Estate Capital Holdings, LLC doing business as Lument ("Lument"). Lument is a subsidiary of ORIX Corporation USA ("ORIX USA"), a diversified financial company and a subsidiary of ORIX Corporation ("ORIX"). ORIX is a publicly traded, Tokyo-based international financial services company with assets in excess of $124 billion as of September 2021 and was ranked number 274 on Forbes 2021 Global 2000: World's Biggest Public Companies..

We are a Maryland corporation that was formed in March 2012 and commenced operations in May 2012. We have elected to be taxed as a REIT for U.S. federal income tax purposes. On December 28, 2020, we changed our name from "Hunt Companies Finance Trust, Inc." to "Lument Finance Trust, Inc." and our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "LFT." Previously, our common stock traded on the NYSE under the symbol "HCFT." Our Series Preferred Stock is traded on the NYSE under the symbol "LFTPrA."

The ORIX Transaction

On January 6, 2020, we announced the entry into a new external management agreement with Lument IM and the concurrent mutual termination of our management agreement with our prior manager, Hunt Investment Management, LLC ("HIM"). Lument IM is part of Lument, a nationally recognized leader in multifamily and seniors housing and healthcare finance. The terms of the new management agreement align with the terms of our prior management agreement with HIM in all material respects, including a cap on reimbursable expenses. Pursuant to the terms of the termination agreement between the Company and HIM, the termination of the management agreement did not trigger, and HIM was not paid, a termination fee by the us.

Our Manager and Lument

We are externally managed and advised by our Manager, a subsidiary of Lument. At December 31, 2021, Lument had over 600 employees located in over 30 offices throughout the United States. We have access to an extensive loan origination platform through our affiliation with Lument, which is a premier national mortgage originator and asset manager. Lument's origination teams employ a relationship-focused approach to lending opportunities and focus on speed and certainty of execution for its borrower clients, thereby strengthening Lument's reputation as a reliable counterparty and encouraging repeat business. Lument has originated over $70 billion of CRE mortgage transactions in its nearly 50 years of continuous operations (inclusive of predecessor companies).

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
•Fully funded principal balance greater than $5 million and generally less than $75 million;
•Loan to Value ratio up to 85% of as-is value and up to 75% of as-stabilized value;
•Floating rate loans historically tied to one-month U.S. denominated LIBOR, more recently to one-month term SOFR, and/or in the future, potentially other index replacement; and
•Three-year term with two one-year extension options.

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

Our Portfolio

Transitional Multifamily and Commercial Real Estate Loans

As of December 31, 2021, our mortgage loan investment portfolio consisted of 66 senior secured floating rate loans with an aggregate unpaid principal balance of $1.0 billion, collectively having a weighted average coupon of 3.9% and a weighted average term to maturity of 3.7 years. As of December 31, 2021, 66.2% of the loans in our mortgage loan investment portfolio benefit from a LIBOR floor, with a weighted average floor of 0.49%. As of December 31, 2021, 92.0% of the portfolio was supported by multifamily assets.

During 2021, the Company acquired $983.7 million in loans and realized $528.4 million of loan repayments. This activity resulted in net repayments of $455.3 million. The following table details the overall statistics of our loan portfolio as of December 31, 2021:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)	LTV(3)
December 31, 2021
Loans held-for-investment
Senior secured loans(4)	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7	71.2%
	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7	71.2%

(1)    Weighted average coupon assumes applicable one-month LIBOR rate of 0.10% as of December 31, 2021, and is inclusive of weighted average LIBOR floors of 0.49%.
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
(4)    As of December 31, 2021, $974,025,294 of the outstanding senior secured loans were held in variable interest entities ("VIEs") and $27,800,000 of the outstanding senior secured loans were held outside VIEs.

The charts below present the geographic dispersion of our loan portfolio and the property types securing our loan portfolio as of December 31, 2021:

MSRs

As of December 31, 2021, the Company retained the servicing rights associated with residential mortgage loans having an aggregate unpaid principal balance of approximately $91.7 million that we had previously transferred to three residential mortgage loan securitization trusts. The carrying value of these MSRs at December 31, 2021 was approximately $0.6 million. HIM, our prior external manager, ceased the aggregation of residential mortgage loans in 2016 and other than servicing our existing portfolio, we do not anticipate any residential loan activity going forward.

Our Financing Strategy

We use leverage to seek to increase potential returns to our stockholders. We may use of non-recourse CRE CLOs, secured revolving repurchase agreements, term loan facilities, warehouse facilities, asset-specific financing structures and other forms of leverage. As of December 31, 2021, our assets were financed with a match term, non-recourse CRE CLO and one senior corporate credit facility.

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

Investment Guidelines

Under the management agreement with our Manager, our Manager will be required to manage our business in accordance with certain investment guidelines and policies that have been approved by our board of directors, including each of our independent directors. Under these investment guidelines and policies:

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

Environmental, Social and Governance

We are committed to responsibly managing risk and preserving value for our shareholders. We make capital allocation decisions with environmental, social and governance ("ESG") factors of our potential collateral and borrowers in mind, and incorporate diligence practices as part of our investment process to identify material ESG matters related to a given asset.

Our day-to-day operations are externally managed by our Manager, a subsidiary of ORIX USA. As such, much of the ESG initiatives undertaken by ORIX USA impact or apply to us. Key ESG initiatives we share with ORIX USA include considerations of ESG in the in the investment process, dedicated resources to ESG governance and oversight, industry engagement on ESG matters, corporate sustainability and environmental performance improvements at our office locations, and certain employee and community engagement and diversity, equity and inclusion ("DEI") programs.

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

Taxable income generated by our taxable REIT subsidiary ("TRS"), is subject to regular corporate income tax. For the fiscal year 2021, our TRS did not generate taxable income.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2012. With effect from January 18, 2018, our corporate headquarters are located at 230 Park Avenue, 20th Floor, New York, NY 10169 and our telephone number is (212) 317-5700. We are externally managed by our Manager pursuant to the management agreement between us and our Manager. We have no employees. Our executive officers, all of whom were provided by our Manager, are employees of Lument.

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

Risks Related to the Ongoing COVID-19 Pandemic

•The ongoing outbreak of COVID-19 could have an adverse impact on our financial condition and results of operations.

Risks Related to Our Investment Strategy and Our Businesses

•We may be unable to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
•We may change business policies without shareholder approval.
•Our floating-rate commercial mortgage loans are subject to various risks, such as interest rate risk, prepayment risk, real estate risk and credit risk.
•Transitional mortgage involve greater risk than conventional mortgage loans.
•Certain actions by the U.S. Federal Reserve could cause a change in the expected level of interest rates, which could adversely affect our business, financial conditions, results of operations and our ability to make distributions to our stockholders.
•If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
•An increase in interest rates may cause a decrease in the volume of certain of our target assets, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.
•Increases in interest rates typically adversely affect the value of certain of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.
•Changes to the method of determining LIBOR or the selection of a replacement for LIBOR may affect the value of the financial obligations to he held or issued by us that are linked to LIBOR and could affect our results of operations and financial results.
•We may invest or spend the net proceeds for our equity or debt offerings in ways with which our investors may not agree and in ways that may not earn a profit.
•Changes in laws and regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes in certain of business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

Risks Related to Financing and Hedging

•Our strategy involves leverage, which may amplify losses and there is no specific limit on the amount of leverage we may use.
•We may incur significant additional debt in the future, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.
•There can be no assurance that our Manager will be able to prevent mismatches in the maturities of our assets and liabilities.
•Lenders generally require us to enter into restrictive covenants relating to our operations.
•An increase in our borrowing costs relative to the interest that we receive on investments in our mortgage related investments may adversely affect our profitability and cash available for distributions to our stockholders.
•We have utilized and may utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses.
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
•There are conflicts of interest in our relationship with ORIX, including with our Manager and in the allocation of investment opportunities to ORIX affiliates and us, which could result in decisions that are not in the best interests of our stockholders.

Risks Related to Our Securities

•An increase in interest rates may have an adverse effect on the market price of our stock and our abilities to make distributions to stockholders.
•We have not established a minimum distribution payment level on our common stock and we cannot assure you of our ability to make distributions in the future, or that our board of directors will not reduce distributions in the future regardless of such ability.
•Future offerings of debt or equity securities that rank senior to our common stock may adversely the market price of our common stock.

Risks Related to Our Organization and Structure

•Maintenance of our exclusion from the Investment Company Act will impose limits on our business.
•Because of their significant ownership of our common stock, OREC Investment Holdings, LLC, an affiliate of our Manager, and Hunt Investors (as described herein) have the ability to influence the outcome of matters that require a vote of stockholders, including change of control.
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

Risks Related to the Ongoing COVID-19 Pandemic

The ongoing outbreak of COVID-19 could have an adverse impact on our financial performance and results of operations.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

The outbreak of COVID-19 may have a material adverse impact on our financial condition, liquidity, results of operations and the market price of our common stock, among other things. We expect these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although our business has been or could be impacted by COVID-19, we currently believe the following to be among the most material to us:

•COVID-19 could have a significant long-term impact on the broader economy and the CRE market generally, which would continue to negatively impact the value of the assets collateralizing our loans. Our portfolio includes loan that are collateralized by retail and other asset classes that are particularly negatively impacted by supply and labor issues. While we believe the principal amount of our loans are protected by the underlying value of the collateral securing the loans, deterioration in the performance of the properties securing our investments may cause deterioration in the performance of our investments and, potentially, principal losses to us.
•We are actively engaged in discussions with our borrowers to monitor their ability to pay principal and interest..
•Economic and market conditions may limit our ability to redeploy proceeds from payment of our existing investments in commercial mortgage loans with similar spreads which may reduce future interest income.
•Inflation, Interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19.

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

The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the virus and its variants, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

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

Our floating-rate commercial mortgage loans are subject to various risks, such as interest rate risk, prepayment risk, real estate risk and credit risk.

Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. Our net interest income currently benefits from in-the-money USD LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize USD LIBOR floors. As of December 31, 2021, one-month USD LIBOR was 0.10%, as compared to 0.08% as of September 30, 2021. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our-then-current portfolio. As of December 31, 2021, 100.0% of our loans by principal balance earned a floating rate of interest indexed to one-month USD LIBOR. The interest rates we pay under our current financing arrangements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decline.

As discussed below under "Changes to the method of LIBOR or the selection of a replacement for LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results operations and financial results," one-month USD LIBOR will cease to be published after June 30, 2023. Loans originated by the Manager or its affiliates as of January 1, 2022 that have been acquired or any be acquired by us have been indexed to the 30-day tenor CME Term SOFR. With respect to loans originated prior to such date, all loans have index fallback language that, when USD LIBOR ceases to be published (a) follows the Alternative Reference Rate Committee ("ARRC") recommendation for replacement floating rate index (noting the ARRC already identifies SOFR as the recommended replacement index), or (b) allows Lender discretion to identify the appropriate replacement index, to the extent reasonably possible, calculated in substantially the same manner and upon the same economic basis as one-month USD LIBOR.

We are subject to prepayment risk associated with the terms of our CLOs. Due to the generally short-term nature of transitional floating-commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. It is expected that in 2022 the U.S. Federal Reserve will raise benchmark overnight interest rates on multiple occasions. Any such increases would increase our borrowers interest payments and for certain borrowers may lead to defaults and losses to us. Such increases could also adversely affect CRE property values.

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

Transitional mortgage loans involve greater risk than conventional mortgage loans.

The typical borrower in a transitional mortgage loan has usually identified an asset which the borrower believes is undervalued or that has been under-managed, or is undergoing a repositioning plan including a potential capital improvement. If the market in which the asset is located fails to perform according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional mortgage loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers typically use the proceeds of a conventional mortgage to repay a transitional mortgage loan. Transitional mortgage loans therefore are subject to the risk of a borrower's inability to obtain permanent financing to repay the transitional mortgage loan. Risks of cost overruns and renovations of properties in transition may result in significant losses. The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to the standards established for the market position intended for the property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment on a timely basis or at all. In the event of any default under transitional mortgage loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest on the transitional loan. To the extent we suffer such losses with respect to these transitional mortgage loans, it could adversely affect our results of operations and financial condition.

Investments in non-conforming and non-investment grade rated CRE loans or securities involve increased risk of loss.

Certain CRE debt investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated (as is typically the case for private loans) or will be rated as non-investment grade by the rating agencies. Private loans often are not rated by credit rating agencies. Non-

investment grade ratings typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment-grade rated assets. Any loss we incur may be significant and may adversely affect our results of operations and financial condition. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

We may invest in transitional multifamily loans, CRE loans, CRE debt securities and other similar structured finance investments, which are secured by income producing properties. Such loans are typically made to single-asset entities, and the repayment of the loan is dependent principally on the net operating income from the performance and value of the underlying property. The volatility of income performance results and property values may adversely affect our transitional multifamily loans, CRE loans and CRE debt securities and similar structured finance investments.

Our transitional multifamily and CRE loans are secured by the underlying commercial property and, in each case are subject to risks of delinquency, foreclosure and loss. Transitional multifamily loans, CRE loans, CRE debt securities and other similar structured finance investments generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental and/or tax legislation, and acts of God, terrorism, social unrest and civil disturbances.

Multifamily and CRE property values and net operating income derived therefrom are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions; changes in tax laws; local real estate conditions; changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property’s owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

Declines in the borrowers’ net operating income and/or declines in property values of collateral securing transitional multifamily loans, CRE loans or CRE debt securities and other similar structured finance investments could result in defaults on such loans, declines in our book value from reduced earnings and/or reductions to the market value of the investment.

Our target assets may include CRE loans which are funded with interest reserves and borrowers may be unable to replenish such interest reserves once they run out.

We invest in transitional CRE and we expect that borrowers may be required to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We may also require the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wishes to exercise extension options under the loan. Revenues on the properties underlying any CRE loan investments may decrease in an economic downturn which would make it more difficult for borrowers to meet their payment obligations to us. Some borrowers may have difficulty servicing our debt and may not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flows.

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

Certain actions by the U.S. Federal Reserve could cause a change in the expected level of interest rates, which could adversely affect our business, financial condition, results of operations and our ability to make distributions.

On January 26, 2022, the Federal Reserve announced that it will end its monthly asset purchases, including its purchases of agency mortgage-backed securities, in March and signaled that it is likely to begin increasing the federal funds rate this year. This announcement indicates that the Federal Reserve will likely continue to reverse the policies it adopted in response to the macro-economic effects of the 2020 COVID-pandemic. In response to the COVID-pandemic, the Federal Reserve adopted a policy of quantitative easing whereby it purchased each month significant amounts of U.S. Treasury securities and agency mortgage-backed securities. The Federal Reserve also reduced the federal funds rate target to 0 to ¼ percent, established a series of emergency lending programs, reduced the discount rate and encouraged depository institutions to borrow from the discount window, and took regulatory actions to ease capital and liquidity requirements at depository institutions. The purpose of these actions was to stabilize financial markets and reduce both interest rates generally and the spread between long-term and short-term interest rates. The Federal Reserve’s balance sheet increased by more than $4.5 trillion to nearly $9 trillion, including $2.5 trillion in agency mortgage-backed securities. Due to the reduction in interest rates, prepayment speeds and mortgage refinancing activity increased. The Federal Reserve took similar actions during the 2008 financial crisis. The Federal Reserve has already terminated most of the emergency lending facilities established in 2020.

The Federal Reserve’s shift in policy is likely to result in higher interest rates, including for agency mortgage-backed securities. The Federal Reserve has already begun to reduce its asset purchases and has stated that it intends to hold, in the longer run, primarily Treasury securities on its balance sheet. These actions may decrease spreads on interest rates, reducing our net interest income. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, increases in interest rates may result in lower refinancing activity and therefore decrease the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

There is still considerable uncertainty concerning the speed at which the Federal Reserve will continue to adjust rates. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for CRE loans. Such uncertainty and volatility often leads to asset price volatility, changes in interest rate spreads and increased hedging costs, which in turn could adversely affect our business, financial condition, results of operation and our ability to make distributions to our stockholders.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, from time to time the market for real estate debt transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. Furthermore, if regulatory capital requirements-whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action-are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. Any deregulation of the financial industry, including by amending the Dodd-Frank Act, may decrease the restrictions on banks and other financial institutions and would create more competition for investment opportunities that were previously not available to the financial industry. For example, in 2018, a bill was signed into law that eased the regulation and oversight of certain banks under the Dodd-Frank Act.

There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. For example, in August 2013, the Financial Stability Board issued a policy framework for strengthening oversight and regulation of “shadow banking” entities. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. A number of other regulators, such as the Federal Reserve, and international organizations, such as the International Organization of Securities Commissions, are studying the shadow banking system. At this time, it is too early to assess whether any rules or regulations will be proposed or to what extent any finalized rules or regulations will have on the nonbank lending market. If rules or regulations were to extend to us or our affiliates the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks, then the regulatory and operating costs associated therewith could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could render the continued operation of our company unviable.

In the United States, the process established by the Dodd-Frank Act for designation of systemically important nonbank firms has provided a means for ensuring that the perimeter of prudential regulation can be extended as appropriate to cover large shadow banking institutions. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of nonbank financial companies predominantly engaged in financial activities and designate those companies as “systematically important financial institutions” (“SIFIs”) for supervision by the Federal Reserve. Such designation is applicable to companies where material distress or failure could pose risk to the financial stability of the United States. On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. On December 4, 2019, the FSOC issued final guidance regarding the FSOC’s procedures for designating nonbank financial companies as SIFIs. This guidance implemented a number of reforms to the FSOC’s prior SIFI designation approach by shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC will primarily focus on regulating activities that pose systematic risk to the financial stability of the United States, rather than designations of individual firms. Under the guidance, designation of a nonbank financial company as a SIFI would only occur if the FSOC determined that the expected benefits justify the expected costs of the designation. While the impact of this guidance cannot be known at this time, increased regulation of nonbank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

The U.K.’s exit from the E.U. could adversely affect us.

The United Kingdom left the E.U. on January 31, 2020. On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement (the “TCA”) became effective. The TCA provides the United Kingdom and E.U. members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the E.U. will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the U.K. has made, or makes to retain access to E.U. markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

Changes in laws or regulations governing the operations of borrowers could affect our returns with respect to those borrowers.

Government counterparties or agencies may have the discretion to change or increase regulation of a borrower’s operations, or implement laws or regulations affecting a borrower’s operations, separate from any contractual rights it may have. A borrower could also be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations, for example, the possible imposition or increase of taxes on income earned by a borrower or gains recognized by us on our investment in such borrower, that could impact a borrower’s business as well as our return on our investment with respect to such borrower. Changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws and increasing costs to comply with environmental law could increase operating expenses for our borrowers. Likewise, changes in rent control or rent stabilization laws or other residential landlord/tenant laws could result in lower revenue growth or significant unanticipated expenditures for our borrowers. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce our borrowers’ rental revenues or increase their operating costs. Such laws and regulations may limit our borrowers’ ability to charge market rents, increase rents, evict tenants or recover increases in their operating costs, which may, in turn, impact our return on our investment with respect to such borrowers.

The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs for us and our borrowers.

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas (“GHG”) emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency, (“EPA”) has moved to regulate GHG emissions using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs for us or our borrowers. Any such increased costs could impact the financial condition of our borrowers and their ability to meet their loan obligations to us.

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

With respect to the commercial mortgage-backed securities and CLOs in which we have invested and may invest in the future, overall control over the special servicing of the related underlying mortgage loans will be exercised by OREC or another special servicer or collateral manager designated by a "directing certificate holder" or a "controlling class representative," which is appointed by the holders of the most subordinated class of commercial mortgage-backed securities in such series. Unless we acquire the subordinate classes of existing series of commercial mortgage-backed securities and CLOs, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

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

The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. The transitional multifamily and other CRE loans in which we may invest will be particularly sensitive to these risks. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Further, declining real estate values significantly increase the likelihood that we will incur losses on the transitional multifamily and other CRE loans in the event of default because the value of collateral on the mortgages underlying such securities may be insufficient to cover the outstanding principal amount of the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could have an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Before acquiring certain assets, such as transitional multifamily and other CRE loans or other mortgage-related assets, our Manager conducts (either directly or using third parties) due diligence. Such due diligence may include (1) an assessment of the strengths and weaknesses of the asset’s credit profile, (2) a review of all or merely a subset of the documentation related to the asset, or (3) other reviews that we or our Manager may deem appropriate to conduct. There can be no assurance that we or our Manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts and potential liabilities or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our financial condition and results of operations.

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

The properties underlying our CRE loans may be subject to other unknown liabilities that could adversely affect the value of these properties, and as a result, our investments.

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

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of transitional floating-rate multifamily and CRE loans and other mortgage related investments available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of transitional floating-rate multifamily and CRE loans and other mortgage related investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders may be adversely affected.

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

We invest in transitional multifamily and other CRE loans, as well as other mortgage related investments. In a normal yield curve environment, an investment in the fixed-rate component of such assets will generally decline in value if future long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

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

Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2021, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

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

Changes to the method of determining the LIBOR or the selection of a replacement for LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations and financial results.

On July 27, 2017, and in a subsequent speech by its chief executive on July 12, 2018, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, confirmed that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. On March 5, 2021, ICE Benchmark Administration Limited, the LIBOR administrator, and the FCA issued an announcement on the future cessation and loss of representativeness of the LIBOR benchmarks. For one-month USD LIBOR, this will occur immediately after June 30, 2023. In addition, U.S. banking regulators have made clear that USD LIBOR originations are not permitted after December 31, 2021.

The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the Federal Reserve, has recommended SOFR as a more robust reference rate alternative to USD LIBOR. The International Swaps and Derivatives Association, Inc. adopted fallback language for USD LIBOR-referencing derivatives contracts that provides for SOFR as the primary replacement rate in the event of a LIBOR cessation. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed on a daily basis and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate for specified tenors. Due to SOFR being a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. As a result, parties may seek to adjust spreads relative to such reference rate in underlying contractual arrangements.

We are unable to predict the effect of any changes to USD LIBOR or the establishment and success of any alternative reference rates, such as SOFR. Such changes, reforms or replacements relating to USD LIBOR could have an adverse impact on the market for or value of any USD LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by or due to us or our funds. Furthermore, a significant number of our financing obligations are USD LIBOR-linked and may be negatively impacted by any changes to LIBOR and any replacement of USD LIBOR with SOFR in those obligations. As such, LIBOR-related changes could negatively affect our overall results of operations and financial condition.

We may invest in CMBS which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of CMBS, which are a subordinated class of security in a structure of securities collateralized by a pool of mortgage loans and, accordingly, is the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair value of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

Changes in prepayment rates may adversely affect our profitability.

Our business is primarily focused on investing in, financing and managing floating-rate mortgage loans secured by multifamily properties and other CRE assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage. Prepayment rates may also be affected by conditions in the financial markets, general economic conditions and the relative interest rates on commercial mortgages, which could lead to an acceleration of the payment of the related principal. While we will seek to manage prepayment risk, in selecting our real estate investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. Additionally, we are subject to prepayment risk associated with the terms of our CLOs. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our CLOs are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

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
•In addition, we are expected, from time to time, to make an investment in, or a loan to, a company in which ORIX and its affiliates (each, an “Investing Party”) are also expected to invest, or already have invested, in a different part of the capital structure, which may mean that one investor’s interest in that company may have different rights, preferences and privileges than the company interests held by us. There may be instances where such a company may become insolvent or bankrupt and where an Investing Party’s interests in such company may otherwise conflict with the interests of other Investing Parties. To the extent that we hold securities or other financial interests (e.g., bank debt) in a company with rights, preferences and privileges that are different than interests held by an Investing Party in the same company, the Manager and its affiliates may be presented with decisions when and/or where our interests and the interests of the Investing Parties are in conflict. It is possible that our interest may be subordinated or otherwise adversely affected by virtue of other Investing Parties’ involvement and actions relating to such investment, in a bankruptcy proceeding or otherwise. In addition, we can be expected, from time to time, to hold an interest in the more senior portion of an issuer’s capital structure while another Investing Party holds a more junior security of that issuer. Because ORIX is the owner of the Manager, the Manager would experience a conflict of interest in making determinations regarding the senior securities we held, as decisions on behalf of such entity to enforce remedies or take other actions against the obligors under such senior securities or the related collateral could adversely impact the value of the more junior securities held by another Investing Party. In such situation, the Manager is incentivized to decline to enforce such remedies or take such actions on behalf of the senior securities we held in order to protect the value of the junior securities held by the other Investing Party, which could adversely affect the our returns. To address such conflicts, an Investing Party would generally not take a control position in one part of an issuer’s capital structure while another affiliated entity takes a control position in another part of the same issuer’s capital structure.

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

We intend to conduct our operations so that neither we nor our subsidiaries are required to register as investment companies under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We believe that we do not meet the definition of investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, we are primarily engaged in a non-investment company businesses related to real estate.

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act, or we otherwise qualify for an exclusion from the definition. We generally rely on guidance published by the SEC or its staff or on our own analyses to determine whether we fall outside of this definition, including, for example, whether a particular subsidiary is a “majority-owned subsidiary” or “wholly-owned subsidiary” (as those terms are defined in and interpreted under the Investment Company Act) for this purpose.

We hold our assets primarily through our direct or indirect subsidiaries, certain of which we believe are excluded from the definitions of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. As interpreted by the SEC staff, this exception generally requires that at least 55% of the subsidiary’s total assets be comprised of certain qualifying real estate interests, and at least 80% of the subsidiary’s total assets be comprised of qualifying real estate interests and, as needed, certain real estate-related assets. We generally rely on guidance published by the SEC or its staff, or on our own analyses, to determine which assets are qualifying real estate assets and real estate-related assets.

Certain of our subsidiaries [may] seek to rely on Rule 3a-7 under the Investment Company Act. Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Accordingly, each such subsidiary’s ability to acquire and dispose of assets is limited. As a result of this limitation as well as others imposed by the rule, these subsidiaries may suffer losses on their assets and we may in turn suffer losses.

We and/or certain of our subsidiaries may seek to rely on the exclusion from the definition of investment company provided by Section 3(c)(6). As a general matter, this section excepts any company primarily engaged, directly or through majority-owned subsidiaries, in one or more other business excepted under the Investment Company Act (including Section 3(c)(5)(C)) or in one or more of such businesses together with an additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities. Little interpretive guidance has been issued by the SEC or its staff with respect to Section 3(c)(6).

SEC and staff no-action and other guidance under the Investment Company Act is based in large part on specific factual situations, some of which differ from the factual situations we and our subsidiaries face from time to time. As a result, we apply SEC or staff guidance that relates to other factual situations by analogy. A number of the staff no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations. No assurance can be given that the SEC or its staff will concur with our analysis, conclusions or approach. In addition, the SEC or its staff may, in the future, issue further guidance that may require us and/or our subsidiaries to re-classify our assets; modify our organizational structure; acquire or sell assets; or make other changes for purposes of the Investment Company Act, any or all of which could materially and adversely affect us. For example, on August 31, 2011, the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exclusion (Release No. IC-29778) in which it solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to registered investment companies.

Conducting our business so that we are not required to register under the Investment Company Act limits, among other things: the types of businesses in which we may engage through our subsidiaries; our organizational structure and business strategy; and the types of assets we and our subsidiaries originate, acquire or sell; and the timing of such originations, acquisitions and dispositions (including doing so when we would not otherwise choose to do so). We cannot assure you that we would be able to complete any such originations, acquisitions or on favorable terms, or at all. Any or all of the above could materially and adversely affect us.

Although we monitor our holdings and organizational structure for ongoing compliance with the above, there can be no assurance that we will be able to continue to avoid registration as an investment company, or that the laws and regulations governing, or regulatory guidance pertaining to, investment company status will not change in a manner that materially and adversely affects us. If the fair market value or income potential of our assets changes, we may need to increase or decrease our holdings of certain of our assets to maintain our exclusion from the Investment Company Act.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. In addition, in this case, we would need to register as an investment company under the Investment Company Act, modify our operations, perhaps significantly, to seek to continue to avoid being require to register under the Investment Company Act, or seek some form of exemptive or other relief from the SEC or its staff. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business strategy. Any of the foregoing results would have a material adverse effect on us.

Since we are not expected to be subject to the Investment Company Act and the rules and regulations promulgated thereunder, we will not be subject to its substantive provisions, and thus investors will not receive the protections that the Investment Company Act provides to investors in registered investment companies.

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

In order for us to maintain our REIT qualification for each taxable year after December 31, 2012, during the last half of any taxable year no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in maintaining our qualification as a REIT among other purposes and subject to certain exceptions, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock. On February 17, 2022, in connection with the closing of our rights offering, in which we issued and sold an aggregate of 27,277,269 shares of our common stock, our board of directors adopted resolutions decreasing the common stock ownership limit and the aggregate stock ownership limit from 9.8% to 8.75% for all stockholders who are not excepted holders. The ownership limitations in our charter could have the effect of discouraging a takeover or other transaction in which holders of our equity securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our board of directors has granted exemptions to the aggregate stock ownership limit and the common stock ownership limit in our charter to (i) XL Bermuda Ltd, (ii) OREC Investment Holdings, LLC, an affiliate of our Manager, and (iii) James C. Hunt, a member of our board of directors and Hunt Company Equity Holdings, LLC.

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

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and the XL Companies and certain affiliates thereof, the parent of which is AXA SA, between us and Hunt Investors and affiliates thereof and between us and OREC Investment Holdings and affiliates thereof.. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and the exempted parties. As a result, the exempted companies may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. However, our board of directors may repeal or modify these exemptions at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and the previously exempted parties.

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

Because of their significant ownership of our common stock, OREC Investment Holdings, an affiliate of our Manager, and the Hunt Investors have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

OREC Investment Holdings and the Hunt Investors hold a significant interest in our outstanding common stock. As of March 1, 2022, OREC Investment Holdings owned 27.4% of our outstanding common stock and the Hunt Investors owned 12.1% of our outstanding common stock. In addition, James C. Hunt, one of the Hunt Investors, is a member of our board of directors. As a result, each of OREC Investment Holdings and the Hunt Investors has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests.

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

The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is 20%, exclusive of a 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Thus, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity securities. However, REIT dividends (other than capital gain dividends) received by non-corporate taxpayers may be eligible for a 20% deduction. This deduction is only applicable to investors of LFT that receive dividends and does not have any impact on us. Without further legislation, the deduction would sunset after 2025. Investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

Moreover, some of the mortgage-backed securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that lack of collectability is provable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties. We maintain our corporate headquarters at 230 Park Avenue, 20th Floor, New York, NY 10169 in office space furnished to us by our Manager. We reimburse our Manager under the management agreement between us for lease and other related expenses incurred in furnishing us with our offices. We believe that our property is maintained in good condition and is suitable and adequate for our purposes.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not party to any litigation or legal proceeding or, to the best of our knowledge, any threatened litigation or legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 14, 2022, the last reported sales price for our common stock on the New York Stock Exchange under symbol "LFT" was $3.03.

Holders

At December 31, 2021, there were 24,947,883 shares of our common stock outstanding. As of March 14, 2022, there were 16 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held in "street name" through banks or broker dealers.

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

The following table presents cash dividends declared on our common stock from January 1, 2020 through December 31, 2021:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 12, 2020	$0.075	March 31, 2020	April 15, 2020
June 17, 2020	$0.075	June 30, 2020	July 15, 2020
September 17, 2020	$0.085	September 30, 2020	October 15, 2020
December 18, 2020	$0.090	December 31, 2020	January 15, 2021
December 21, 2020	$0.040	December 31, 2020	January 15, 2021
March 15, 2021	$0.090	March 31, 2021	April 15, 2021
June 15, 2021	$0.090	June 30, 2021	July 15, 2021
September 15, 2021	$0.090	September 30, 2021	October 15, 2021
December 15, 2021	$0.090	December 31, 2021	January 15, 2022

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

The Company did not purchase any common shares under the plan during the twelve months ended December 31, 2021.

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

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments. We finance our current investments in transitional multifamily and other CRE loans primarily through match term non-recourse CRE collateralized loan obligations ("CLOs"). We may utilize warehouse repurchase agreements or other forms of financing in the future. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expense of funding these investments.

Our investments typically have the following characteristics:

•Sponsors with experience in particular real estate sectors and geographic markets;
•Located in U.S. markets with multiple demand drivers, such as growth in employment and household formation;
•Fully funded principal balance greater than $5 million and generally less than $75 million;
•Loan to Value ratio up to 85% of as-is value and up to 75% of as stabilized value;
•Floating rate loans historically tied to one-month U.S. denominated LIBOR, more recently to one-month term SOFR, and/or in the future potentially other index replacement;
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

Recent Developments

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

The effects of the COVID-19 pandemic did not significantly impact our operating results for the year ended December 31, 2021. However, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2022 and potentially longer.

On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,269 shares of common stock for gross proceeds of approximately $83.5 million.

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment amends the maximum total net leverage financial covenant.

2021 Highlights

•Net income attributable to common stockholders of $7.4 million, or $0.30 per share of common stock, and Distributable Earnings of $9.7 million, or $0.39 per share of common stock, with common dividends declared of $9.0 million, or $0.36 per share of common stock. Distributable Earnings is a non-GAAP financial measure. For a definition of Distributable Earnings and a reconciliation of our Distributable Earnings to our net income attributable to common stockholders, see "Key Financial Measure and Indicators."
•Book value per share of common stock was $109.3 million, or $4.38 per share of common stock.
•Acquired sixty-four loans and acquired eighteen loan advances with an initial unpaid principal balance of $983.3 million with a weighted average interest rate of one month U.S. LIBOR plus 3.46% and a weighted average LIBOR floor of 0.46%.
•On April 21, 2021, the Company, together with its FOAC and Lument CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into an amendment (the "Third Amendment") to the Credit and Guaranty Agreement dated January 15, 2019, as amended on February 13, 2019 and July 9, 2020 with Cortland Capital Market Services, LLC as the administrative agent and collateral agent (the "Administrative Agent") and the lenders party thereto. The Third Amendment amended the Credit and Guaranty Agreement to, among other things (i) provide the Company with an incremental secured term loan in the aggregate principal amount of $7.5 million ("Incremental Secured Term Loan"); (ii) extend the maturity of the Secured Term Loan from February 14, 2025 to February 14, 2026; (iii) amend certain asset concentration limits and (iv) amend certain financial covenants. Pursuant to the terms of the Amended Credit and Guaranty Agreement, borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% per annum, which is subject to step up by 0.25% per annum for the first four months after February 14, 2025, then by 0.375% per annum for the following four months and then by 0.50% for the last four months until maturity date. On May 5, 2021 the Third Amendment became effective. On August 23, 2021, we drew $7.5 million in incremental secured term loans as provided by the Third Amendment.
•On May 5, 2021, LFT issued 2,400,000 shared of 7.875% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") and received net proceeds, after underwriting discounts and commissions but before offering expenses payable by the Company, of $58.1 million. The Series A Preferred Stock is redeemable, at LFT's option, at a liquidation preference price of $25.00 per share plus accrued dividends commencing in May 2026. Dividends on the Series A Preferred Stock are payable quarterly in arrears.
•On June 14, 2021, the Company closed LFT CRE 2021-FL1, a collateralized loan obligation, totaling $1.0 billion of real estate related assets and cash, of which $833.75 million of investment-grade notes were issued to third party investors and $70 million of below investment-grade notes and $96.25 million equity interest in the portfolio were retained by us.
•In relation to the closing of LFT CRE 2021-FL1, on June 14, 2021, the Company unwound Hunt CRE 2017-FL1 and Hunt CRE 2018-FL2, redeeming $388.2 million of outstanding notes which were repaid primarily from refinancing the assets within Hunt CRE 2017-FL1 and Hunt CRE 2018-FL2.
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

Changes in market interest rates.  Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will decrease our net interest income. Substantially all of our investments and all of our collateralized loan obligations are indexed to 30-day LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Our net interest income currently benefits from in-the-money LIBOR floors in our commercial loan portfolio, with a weighted average LIBOR floor of 0.49% as of December 31, 2021. As of December 31, 2021, 99.0% of the loans in our commercial loan portfolio benefitted from LIBOR floors, 66.2% of which had a LIBOR floor greater than the current spot LIBOR rate. When interest rates are below our average LIBOR floor, an increase in interest rates will decrease our net interest until such time as interest rates rise above our average LIBOR floor. While we expect low LIBOR rates to persist as the economy continues to recover from the current COVID-19 pandemic, no assurance can be made that our current portfolio profile will be maintained. Additionally, there can be no assurance that will continue to obtain LIBOR floors as current market conditions reflect transactions with lower or no floors. Similarly, net interest income is also impacted by the spread in our commercial loan portfolio. As of December 31, 2021, the weighted average spread of our commercial loan portfolio was 3.41%, but there is no assurance that these spreads will be maintained as market environments fluctuate. Current market conditions have reflected a tightening trend in commercial mortgage loan credit spreads. A decrease to the weighted average LIBOR floor and/or spread would result in a decrease to net interest income. Additionally, a simultaneous decrease in both weighted average LIBOR floor and portfolio spread would exacerbate the impact to net interest income.

In addition to the risk related to fluctuations in cash flows associated with movement in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, potentially, contribute to non-performance or, in severe cases, default.

On November 30, 2020, the ICE Benchmark Administration ("IBA"), with the support of the United States Federal Reserve and United Kingdom's Financial Conduct Authority ("FCA"), announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States

Federal Reserve concurrently issued a statements advising banks to stop new LIBOR issuance by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative" (a) immediately after December 31, 2021, in the case of the one week and two month U.S, dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The ARRC, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate ("SOFR"). On July 29, 2021 the RRC ratified term rates for the one-, three- and six-month tenors based on SOFR futures traded. This announcement is expected to expedite the transition from LIBOR to SOFR. The outcome of these reforms is uncertain and any changes on the methods by which LIBOR is determined or regulatory activity related to LIBOR's phase-out could cause LIBOR to preform differently than in the past.

As of December 31, 2021, 100% of our commercial loans by principal balance and 100% of our collateralized loan obligations bear interest related to one-month U.S. LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transitions on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of December 31, 2021, 100% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as High Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. As of December 31, 2021, the Company has not recognized any impairments on its loan portfolio. However, due to the continued widespread impact of the COVID-19 pandemic we consider there to be heightened credit risk associated with our commercial mortgage loan portfolio. Uncertainty about the severity and duration of the economic impact of the COVID-19 pandemic, as exacerbated by events related to virus strains, persist and potential exists for the credit risk of our portfolio to heighten further. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, outside of our CLO, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity.

Prepayment speeds.  Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of nine loans acquired with an initial aggregate unpaid principal balance of $117.0 million with an aggregate purchase premium of $538,146 and aggregate purchase discount of $171,186, all of our commercial mortgage loans were acquired at par. As of December 31, 2021, our aggregate unamortized purchase premium was $80,397 and our aggregate unamortized purchase discount was $125,098, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for LFT 2021-FL1 remains in place through December 2023. While the interest rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the COVID-19 pandemic. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2022 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

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

Considering the current economic environment caused by COVID-19 we are mindful of constraints on landlord enforcement rights and continue to monitor the impact of fiscal stimulus on our loan portfolio. From September 4, 2020 through August 26, 2021, when the Centers for Disease Control ("CDC") Agency Order was overturned by the U.S. Supreme Court, residential landlords and those with similar eviction rights could not evict "covered persons" for nonpayment of rent in any U.S. state or territory. Covered persons (a) use best efforts to obtain government assistance; (b) make less than $99,000 or $198,000 jointly; (c) have suffered loss of income or extraordinary medical expenses; (d) use the best efforts to make partial payments; and (e) have no other housing options. In the last month before the Supreme Court lifted the order, the moratorium added to the definition of "covered persons" to include (f) the individual resides in a U.S. county experiencing substantial or high rates of community transmission levels of SARS-COV-2 as defined by the CDC. As a result of the national restriction, multifamily apartment borrowers had less ability to address nonpayment of tenants, which in turn may have negatively impacted a property's cash flow coverage of the debt service of their loans. Additionally, due to COVID-19, there have been potential challenges facing third-party providers, such as appraisers, environmental and engineering consultants we rely on to make new investments which may make it more difficult to make these investments. Currently, despite the Supreme Court having lifted the CDC order, individual states and localities continue to maintain limited evictions restrictions. New York, Washington D.C., Massachusetts, Minnesota, Oregon and Nevada all have some form of limited or prohibited residential evictions while the tenant applies for rental assistance. California has local eviction moratoriums that may extend beyond that in difference municipalities, but not statewide.

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended December 31, 2021, we recorded earnings per share of $0.09, declared a quarterly common dividend of $0.09 per share, and reported $0.11 per share of Distributable Earnings. In addition, our book value per share was $4.38 per share. For the year ended December 31, 2021, we recorded earnings per share of $0.30, declared aggregate common dividends of $0.36 per share, and reported $0.39 per share of Distributable Earnings.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended December 31,	Year Ended December 31,
	2021	2021	2020
Net income(1)	$2,478,911	$7,414,722	$8,434,770
Weighted-average shares outstanding, basic and diluted	24,947,883	24,945,824	24,934,505
Net income per share, basic and diluted	$0.10	$0.30	$0.34
Dividends declared per share	$0.09	$0.36	$0.37
(1)    Represents net income attributable to Lument Finance Trust, Inc.

Distributable Earnings

Distributable Earnings is a non-GAAP financial measure, which we define as GAAP net income (loss) attributable to holders of common stock, or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash items that are included in net income for that applicable reporting period, regardless of whether such items are included in other comprehensive income (loss) or net income (loss), and (iv) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items after discussions with the Company's board of directors and approved by a majority of the Company's independent directors.

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended December 31,	Year Ended December 31,
	2021	2021	2020
Net income(1)	$2,478,911	$7,414,722	$8,434,770
Unrealized gain (loss) on mortgage servicing rights	56,106	356,772	1,780,528
Purchase premium payoffs	—	150,990	—
Loss on extinguishment of debt	—	1,663,926	—
Recognized compensation expense related to restricted common stock	4,741	15,608	20,292
Adjustment for (provision for) income taxes	109,336	77,894	(476,248)
Distributable Earnings	$2,649,094	$9,679,912	$9,759,342
Weighted-average shares outstanding, basic and diluted	24,947,883	24,945,824	24,934,505
Distributable Earnings per share, basic and diluted	$0.11	$0.39	$0.39
(1)    Represents net income attributable to common stockholders of Lument Finance Trust, Inc.

Book Value Per Share

The following table calculates our book value per share:

	December 31, 2021	December 31, 2020
Total stockholders' equity	$169,276,000	$113,703,152
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	—
Total common stockholders' equity	109,276,000	113,703,152
Common stock outstanding	24,947,883	24,943,383
Book value per share	$4.38	$4.56

As of December 31, 2021, our common stockholders' equity was $109.3 million, and our book value per common share was $4.38 on a basic and fully diluted basis. Our equity decreased by $4.4 million compared to our stockholders’ equity as of December 31, 2020 primarily as a result of the $1.7 million loss on extinguishment of debt and $2.7 million of preferred offering costs related to the issuance of the Series A Preferred Stock.

Investment Portfolio

Commercial Mortgage Loans

As of December 31, 2021, we have determined that we are the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Year Ended December 31, 2021
Balance at December 31, 2020	$547,345,334
Purchases and advances	983,694,326
Proceeds from principal repayments	(528,802,705)
Accretion of purchase discount	$46,088
Amortization of purchase discount	$(457,749)
Balance at December 31, 2021	$1,001,825,294

The following table details overall statistics for our loan portfolio as of December 31, 2021 and December 31, 2020:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)	LTV(3)
December 31, 2021
Loans held-for-investment
Senior secured loans(4)	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7	71.2%
	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7	71.2%

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)	LTV(3)
December 31, 2020
Loans held-for-investment	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1	73.6%
Senior secured loans(3)	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1	73.6%

(1)    Weighted average coupon assumes applicable one-month LIBOR of 0.10% and 0.14% as of December 31, 2021 and December 31, 2020, respectively, and weighted average LIBOR floors of 0.49% and 1.64%, respectively.
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
(4)    As of December 31, 2021, $974,025,294 of the outstanding senior secured loans were held in VIEs and $27,800,000 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in VIEs and $15,981,933 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of December 31, 2021:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior secured	November 22, 2019	39,500,000	36,781,588	Virginia Beach, VA	Multi-Family	1mL + 2.8	3.0	77.1%
2	Senior secured	June 28, 2021	39,263,000	34,690,000	Barrington, NJ	Multi-Family	1mL + 3.1	4.6	78.1%
3	Senior secured	November 2, 2021	33,500,000	33,500,000	Warner Robbins, GA	Multi-Family	1mL + 3.0	2.9	51.4%
4	Senior secured	June 8, 2021	35,877,500	33,360,000	Chattanooga, TN	Multi-Family	1mL + 3.7	4.6	79.8%
5	Senior secured	June 8, 2021	32,500,000	30,576,666	Miami, FL	Multi-Family	1mL + 3.2	4.6	74.3%
6	Senior secured	June 30, 2021	32,250,000	28,650,000	Porter, TX	Multi-Family	1mL + 3.3	4.6	71.6%
7	Senior secured	February 25, 2021	28,000,000	28,000,000	Sacramento, CA	Multi-Family	1mL + 3.5	0.3	63.6%
8	Senior secured	May 20, 2021	33,000,000	27,803,800	Marietta, GA	Multi-Family	1mL + 3.1	4.5	77.0%
9	Senior secured	April 22, 2021	27,750,000	27,750,000	Los Angeles, CA	Multi-Family	1mL + 3.3	0.9	55.0%
10	Senior secured	December 10, 2019	37,046,136	27,411,724	San Antonio, TX	Multi-Family	1mL + 3.2	3.1	71.9%
11	Senior secured	June 7, 2021	29,400,000	26,400,000	San Antonio, TX	Multi-Family	1mL + 3.4	4.6	80.0%
12	Senior secured	December 16, 2021	25,000,000	25,000,000	Daytona, FL	Multi-Family	1mL + 3.1	5.1	71.7%
13	Senior secured	August 26, 2021	27,268,000	24,832,000	Clarkston, GA	Multi-Family	1mL + 3.5	4.7	79.0%
14	Senior secured	November 15, 2021	26,003,000	24,330,000	El Paso, TX	Multi-Family	1mL + 3.1	5.0	76.0%
15	Senior secured	October 18, 2021	28,250,000	23,348,000	Cherry Hill, NJ	Multi-Family	1mL + 3.0	4.9	72.4%

16	Senior secured	August 26, 2021	23,370,000	21,957,240	Union City, GA	Multi-Family	1mL + 3.4	4.8	70.4%
17	Senior secured	November 16, 2021	21,975,000	20,960,000	Dallas, TX	Multi-Family	1mL + 3.2	5.0	73.5%
18	Senior secured	August 31, 2021	21,750,000	20,700,000	Houston, TX	Multi-Family	1mL + 3.3	4.8	74.2%
19	Senior secured	October 29, 2021	20,500,000	20,500,000	Knoxville, TN	Multi-Family	1mL + 3.8	4.9	70.0%
20	Senior secured	June 30, 2021	21,968,000	20,188,700	Jacksonville, FL	Multi-Family	1mL + 3.5	4.6	77.1%
21	Senior secured	October 13, 2017	20,000,000	19,648,818	Seattle, WA	Self Storage	1mL + 3.6	2.9	46.5%
22	Senior secured	November 5, 2021	20,965,000	19,200,000	Orlando, FL	Multi-Family	1mL + 3.0	4.9	78.1%
23	Senior secured	October 12, 2021	17,500,000	17,500,000	Atlanta, GA	Multi-Family	1mL + 3.2	2.8	42.9%
24	Senior secured	December 28, 2018	24,123,000	17,172,623	Austin, TX	Retail	1mL + 4.1	1.1	60.5%
25	Senior secured	July 8, 2021	17,000,000	17,000,000	Knoxville, TN	Multi-Family	1mL + 4.0	2.7	69.7%
26	Senior secured	September 30, 2021	17,583,000	16,663,000	Hanahan, SC	Multi-Family	1mL + 3.2	4.8	76.4%
27	Senior secured	April 12, 2021	17,000,000	15,000,000	Cedar Park, TX	Multi-Family	1mL + 3.8	4.4	66.7%
28	Senior secured	October 11, 2019	17,000,000	14,500,000	Pompano Beach, FL	Self Storage	1mL + 3.8	2.8	75.0%
29	Senior secured	February 28, 2018	14,550,000	14,230,100	Portland, OR	Multi-Family	1mL + 7.5	1.2	75.9%
30	Senior secured	November 3, 2021	13,870,000	13,720,000	Louisville, KY	Multi-Family	1mL + 3.4	4.9	75.4%
31	Senior secured	October 14, 2021	13,440,000	13,440,000	Bridgeton, NJ	Multi-Family	1mL + 3.3	1.4	70.0%
32	Senior secured	May 28, 2021	13,675,000	13,332,734	Houston, TX	Multi-Family	1mL + 3.4	2.5	73.8%
33	Senior secured	May 12, 2021	13,930,000	13,026,000	Fort Worth, TX	Multi-Family	1mL + 3.4	4.5	74.9%
34	Senior secured	August 16, 2021	15,886,000	12,750,000	Columbus, OH	Multi-Family	1mL + 3.7	4.8	75.0%
35	Senior secured	March 12, 2021	13,703,000	12,375,000	Mesa, AZ	Multi-Family	1mL + 3.6	4.3	75.0%
36	Senior secured	October 1, 2021	13,775,000	12,100,000	East Nashville, TN	Multi-Family	1mL + 3.4	4.8	79.1%
37	Senior secured	July 23, 2018	16,200,000	11,748,199	Chicago, IL	Office	1mL + 3.8	1.7	72.7%
38	Senior secured	October 28, 2021	12,250,000	11,202,535	Tampa, FL	Multi-Family	1mL + 3.0	4.9	75.7%
39	Senior secured	September 30, 2021	11,300,000	10,795,000	Clearfield, UT	Multi-Family	1mL + 3.2	4.8	68.0%
40	Senior secured	February 8, 2019	12,625,000	10,676,822	Federal Way, WA	Self Storage	1mL + 4.8	2.2	65.8%
41	Senior secured	April 23, 2021	11,600,000	10,497,000	Tualatin, OR	Multi-Family	1mL + 3.2	4.4	73.9%
42	Senior secured	March 26, 2021	9,623,000	9,623,000	Alhambra, CA	Multi-Family	1mL + 3.3	0.8	49.0%
43	Senior secured	October 21, 2021	11,500,000	9,100,000	Madison, TN	Multi-Family	1mL + 3.2	4.9	68.4%
44	Senior secured	November 13, 2019	9,310,000	8,620,367	Holly Hill, FL	Multi-Family	1mL + 2.9	1.0	77.8%
45	Senior secured	May 12, 2021	8,950,000	8,220,000	Lakeland, FL	Multi-Family	1mL + 3.4	4.5	76.8%
46	Senior secured	January 13, 2020	8,510,000	8,037,399	Fort Lauderdale, FL	Multi-Family	1mL + 3.2	3.2	78.4%
47	Senior secured	April 7, 2021	10,152,000	7,963,794	Phoenix, AZ	Multi-Family	1mL + 3.6	4.4	69.5%
48	Senior secured	October 29, 2021	9,000,000	7,934,000	Riverside, MO	Multi-Family	1mL + 3.4	4.9	76.6%

49	Senior secured	March 12, 2018	9,112,000	7,912,000	Waco, TX	Multi-Family	1mL + 4.8	1.3	72.9%
50	Senior secured	November 16, 2021	7,680,000	7,680,000	Cape Coral, FL	Multi-Family	1mL + 3.3	3.0	79.2%
51	Senior secured	October 27, 2021	9,300,000	7,624,400	Ambler, PA	Multi-Family	1mL + 3.3	4.9	79.9%
52	Senior secured	March 19, 2021	8,348,000	7,513,000	Glendora, CA	Multi-Family	1mL + 3.6	4.3	72.2%
53	Senior secured	September 28, 2021	8,125,000	7,286,000	Chicago, IL	Multi-Family	1mL + 3.7	4.8	75.9%
54	Senior secured	February 3, 2020	7,250,000	6,959,953	Fort Worth, TX	Self Storage	1mL + 3.8	3.3	63.8%
55	Senior secured	March 31, 2021	8,432,000	6,893,000	Tucson, AZ	Multi-Family	1mL + 3.6	4.3	72.8%
56	Senior secured	July 1, 2021	7,285,000	6,290,000	Harker Heights, TX	Multi-Family	1mL + 3.6	4.6	72.3%
57	Senior secured	August 28, 2019	6,250,000	6,054,427	Austin, TX	Multi-Family	1mL + 3.3	2.8	69.9%
58	Senior secured	May 21, 2021	7,172,000	5,994,000	Youngtown, AZ	Multi-Family	1mL + 3.7	4.5	71.4%
59	Senior secured	October 26, 2021	6,807,000	5,812,000	Indianapolis, IN	Multi-Family	1mL + 3.9	4.9	77.1%
60	Senior secured	June 10, 2019	6,000,000	5,295,605	San Antonio, TX	Multi-Family	1mL + 2.9	2.6	62.9%
61	Senior secured	April 30, 2021	5,472,000	5,285,500	Daytona Beach, FL	Multi-Family	1mL + 3.7	4.4	77.4%
62	Senior secured	July 14, 2021	6,048,000	5,248,000	Birmingham, AL	Multi-Family	1mL + 3.7	4.7	71.7%
63	Senior secured	November 19, 2021	6,453,000	5,040,000	Huntsville, AL	Multi-Family	1mL + 3.8	5.0	78.8%
64	Senior secured	December 29, 2020	4,920,000	4,920,000	Fayetteville, NC	Multi-Family	1mL + 4.0	0.6	70.3%
65	Senior secured	November 30, 2018	4,446,000	4,446,000	Anderson, SC	Multi-Family	1mL + 3.3	0.9	53.7%
66	Senior secured	December 28, 2021	2,800,000	2,800,000	Houston, TX	Multi-Family	1mL + 3.2	5.1	71.2%

(1)    See Note 11 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)     LTV as of the date the loan was originated by a Hunt/ORIX affiliate and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value which may have occurred subsequent to origination date.

Our loan portfolio is 100% performing with no loan impairments, loan defaults, or non-accrual loans as of December 31, 2021.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 2.3 and 3.1 as of December 31, 2021 and December 31, 2020, respectively. The decrease in risk ratings is primarily the result of commercial mortgage loans that paid off with a risk rating of "2" of $133.6 million, a risk rating of "3" of $276.1 million and a risk rating of "4" of $17.8 million, offset by purchases of commercial mortgage loans with a risk rating of "2" of $599.0 million, a risk rating of "3" of $283.0 million and a risk rating of '4" of $0.1 million during the year ended December 31, 2021. The following table presents the principal balance and net book value based on our internal risk ratings:

	December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—
2	40	634,438,386	634,438,386
3	23	342,350,405	342,305,705
4	3	25,081,203	25,081,203
5	—	—	—
	66	1,001,869,994	1,001,825,294
Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse or repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of December 31, 2021, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $826.8 million and $833.8 million, respectively. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms and details of our CLOs.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenues and expenses. All of these estimates reflect our best judgments about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for loan losses, future impairment of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments:

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2021, the Company did not hold any loans placed in non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2021, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the loan portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

See Note 2 to our consolidated financial statements for the complete listing of our significant accounting policies.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2021 and December 31, 2020:

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

	December 31, 2021
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	1,001,825,294	551,997	14,749,046	1,017,126,337
Collateralized Loan Obligations	(826,782,543)	—	—	(826,782,543)
Other(3)	25,769,860	—	(3,422,658)	22,347,202
Restricted Cash	3,530,006	—	—	3,530,006
Capital Allocated	204,342,617	551,997	11,326,388	216,221,002
% Capital	94.5%	0.3%	5.2%	100.0%

	December 31, 2020
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	$547,345,334	$919,678	$11,375,960	$559,640,972
Collateralized Loan Obligations	(463,060,090)	—	—	(463,060,090)
Other(3)	1,663,740	—	(2,984,668)	(1,320,928)
Restricted Cash	57,999,396	—	—	57,999,396
Capital Allocated	$143,948,380	$919,678	$8,391,292	$153,259,350
% Capital	93.9%	0.6%	5.5%	100.0%

1.Includes cash and cash equivalents.
2.Includes the carrying value of our Secured Term Loan.
3.Includes principal and interest receivable, prepaid and other assets, interest payable, dividends payable and accrued expenses and other liabilities.

Results of Operations

As of December 31, 2021, we consolidated the assets and liabilities of one CRE CLO, LFT CRE 202-FL1, Ltd. Additionally, although the COVID-19 pandemic did not significantly impact our operating results for the year ended December 31, 2021, should the pandemic and resulting economic deterioration persist, we expect it may affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, interest income credit losses and commercial mortgage loan reinvestment, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous other factors, many of which are outside of our control.

Further in May 2021, we issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expenses) of $58.1 million. On August 23, 2021, the Incremental Secured Term Loan of $7.5 million provided for in the Third Amendment to the Credit and Guaranty Agreement was funded. We believe that Lument IM and its affiliates continue to identify attractive CRE lending opportunities, which we expect will allow us to deploy our capital base into assets that are consistent with our investment strategy. The deployment of these proceeds into our target assets took time and as such, and resulted in a temporary decline in net interest income. Additionally, as a result of the Series A Preferred Stock issuances, Stockholders' Equity as calculated per our management agreement will increase, resulting in increased management fees, changes to the core earnings hurdle over which incentive fees are due and payable to our Manager and increase the reimbursable expense cap.

The table below presents certain information from our Statement of Operations for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	36,162,050	33,570,949
Cash and cash equivalents	28,779	45,782
Interest expense:
Collateralized loan obligations	(12,178,545)	(12,047,300)
Secured term loan	(3,333,536)	(3,138,917)
Net interest income	20,678,748	18,430,514
Other income:
Realized loss on mortgage servicing rights	(10,910)	—
Change in unrealized (loss) on mortgage servicing rights	(356,772)	(1,780,528)
Loss on extinguishment of debt	(1,663,926)	—
Servicing income, net	398,939	709,565
Other income	—	2
Total other (loss)	(1,632,669)	(1,070,961)
Expenses:
Management fee	3,041,600	2,524,139
General and administrative expenses	2,879,655	3,518,500
Operating expenses reimbursable to Manager	2,038,130	1,644,886
Other operating expenses	280,970	1,493,214
Compensation expense	200,608	205,292
Total expenses	8,440,963	9,386,031
Net income before provision for income taxes	10,605,116	7,973,522
Benefit from income taxes	(77,894)	476,248
Net income	10,527,222	8,449,770
Dividends to preferred stockholders	(3,112,500)	(15,000)
Net income attributable to common stockholders	$7,414,722	$8,434,770
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$7,414,722	$8,434,770
Weighted average number of shares of common stock outstanding	24,945,824	24,934,505
Basic and diluted income per share	$0.30	$0.34
Dividends declared per share of common stock	$0.36	$0.37

Net Income Summary

For the year ended December 31, 2021, our net income attributable to common stockholders was $7,414,722 or $0.30 basic and diluted net income per average share, compared with net income of $8,434,770 or $0.34 basic and diluted net loss per share, for the year ended December 31, 2020.  The principal drivers of this net income variance were an increase in net interest income from $18,430,514 for the year ended December 31, 2020 to $20,678,748 for the year ended December 31, 2021, and a decrease in total expenses from $9,386,031 for the year ended December 31, 2020 to $8,440,963 for the year ended December 31, 2021, which was more than offset by an increase in total other loss from $1,070,961 for the year ended December 31, 2020 to a loss of

$1,632,669 for the year ended December 31, 2021, and an increase in preferred dividends from $15,000 for the year ended December 31, 2020 to $3,112,500 for the year ended December 31, 2021.

Net Interest Income

For the years ended December 31, 2021 and December 31, 2020, our net interest income was $20,678,748 and $18,430,514, respectively. The increase was primarily due to (i) a $67.6 million increase in weighted-average principal balance of our CLO loan portfolio; (ii) a decrease in weighted-average LIBOR of 49bps for our CLO liabilities, and (iii) an increase in exit/extension fees of $3.2 million for our loan portfolio. This was offset by (i) a $156.2 million increase in weighted average principal balance of our CLO liabilities; (ii) a decrease of 54bps in weighted-average LIBOR floor on our CLO loan portfolio for the year-ended December 31, 2021 compared to the corresponding period in 2020 (iii) a 3bps decrease in weighted-average spread on the CLO loan portfolio for the year-ended December 31, 2021 compared to the corresponding period in 2020, and (iv) an increase of 4bps in weighted-average spread for our CLO liabilities for the year-ended December 31, 2021 compared to the corresponding period in 2020 .

 Other (Loss)
 For the year ended December 31, 2021, we incurred a loss of $1,632,669. This loss was driven by loss on extinguishment of debt of $1,663,926 resulting from the unwind of Hunt CRE 2018-FL2 and the impact of net unrealized losses on mortgage servicing rights of $356,772 caused by decreased unpaid principal balances, which more than offset net mortgage servicing income of $398,939.

For the year ended December 31, 2020, we incurred a loss of $1,070,961. This loss was primarily driven by the impact of net realized losses on mortgage servicing rights of $1,780,528 caused by a decrease in interest rates which increased prepayment speeds and decreased projected float income, which more than offset net mortgage servicing income of $709,565.

The year-over-year increase in other loss was primarily due to the change in loss on extinguishment of debt and unrealized loss on mortgage servicing rights as a result of higher prepayment speeds.

Expenses

We incurred management and incentive fees of $3,041,600 for the year ended December 31, 2021 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $5,399,363, of which $2,038,130 was payable to our Manager and $3,361,233 was payable to third parties.

For the year ended December 31, 2020, we incurred management and incentive fees of $2,524,139 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,861,892, of which $1,644,886 was payable to our Manager and $5,217,006 was payable to third parties.

The year-over-year decrease in expenses primarily reflects a decrease in accounting, audit and legal fees, CLO expense and discontinued deal costs, which more than offset increased insurance, management and incentive fees and expense reimbursement.

Impairment

We review each loan classified as held-for-investment for impairment on a quarterly basis. For the years ended December 31, 2021 and December 31, 2020, the Company has not recognized any impairments on its loans held-for-investment and therefore has not recorded any allowance for loan losses.

Income Tax (Benefit) Expense

For the year ended December 31, 2021 the Company recognized a provision for income taxes in the amount of $77,894 and for the year ended December 31, 2020, the Company recognized a benefit from income taxes in the amount of $476,248. The year-over-year increase in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in May 2021 by issuing 2,400,000 shares of 7.875% Series a Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $ 58.1 million. We finance our commercial mortgage loans primarily with match term collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed LFT CRE 2021-FL1 issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70 million were below investment-grade notes retained by us. On August 23, 2021, we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. Additionally, on February 22, 2022, the Company issued 27,277,269 shares of common stock resulting in gross proceeds of $83.5 million. As of December 31, 2021, our balance sheet included $47.8 million of a secured term loan and $833.8 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in January 2026 and our collateralized loan financing is term-matched and matures in 2039 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2021, we had unrestricted cash and cash equivalents of $14.7 million, compared to $11.4 million as of December 31, 2020.

As of December 31, 2021, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of December 31, 2021, the ratio of our recourse debt to our equity was 0.2:1.

As of December 31, 2021, we consolidated the assets and liabilities of LFT 2021-FL1, Ltd. The assets of the trust are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of December 31, 2021, the carrying value of these non-recourse liabilities aggregated to $826.8 million. As of December 31, 2021, our total debt-to-equity ratio was 5.2:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2021 and December 31, 2020:

	For the years ended December 31, 2021
	2021	2020
Cash Flows From Operating Activities	13,846,947	12,219,209
Cash Flows From Investing Activities	(477,291,621)	87,915,086
Cash Flows From Financing Activities	412,348,370	(46,770,769)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(51,096,304)	$53,363,526

During the year ended December 31, 2021, cash, cash equivalents and restricted cash decreased by $51.1 million and for the year ended December 31, 2020, cash, cash equivalents and restricted cash increased by $53.4 million.

Operating Activities

For the years ended December 31, 2021 and December 31, 2020, net cash provided by operating activities totaled $13.8 million and $12.2 million, respectively. For the year ended December 31, 2021, our cash flows from operating activities were primarily driven by $23.8 million of interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd., Hunt CRE 2018-FL2, Ltd. and LFT 2021-FL1, Ltd., the CRE CLOs that we consolidate, $0.6 million of interest received from our senior secured loans held outside the CRE CLOs we consolidate and $0.4 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $3.1 million, management fees of $2.7 million, expense reimbursements of $1.7 million and other operating expenditures of $3.4 million. For the year ended December 31, 2020, our cash flows from operating activities were primarily driven by $22.1 million of interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., the CRE CLOs we consolidate, $0.7 million of interest received from our senior secured loans held outside the CRE CLOs we consolidate and $0.7 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $3.0 million, management fees of $2.3 million, expense reimbursement of $1.7 million and other operating expenditures of $4.5 million.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities totaled $477.3 million. This was a result of the cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period. For the year ended December 31, 2020 net cash provided by investing activities totaled $87.9 million. This was a result of the cash received from principal repayments of commercial mortgage loans held-for-investment exceeding the purchase and funding of commercial mortgage loans held for investment for the year ended December 31, 2020.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities totaled $412.3 million and primarily related to proceeds from issuance of our Series A Preferred Stock of $57.3 million, proceeds from issuance of collateralized loan obligations of $833.8 million and proceeds from our Secured Term Loan of $7.5 million which more than offset by payments of common and preferred dividends of $12.1 million, repayment of collateralized loan obligations of $465.3 million and payment of debt issuance costs of $8.7 million. For the year ended December 31, 2020, net cash used in financing activities totaled $46.8 million and primarily related to proceeds of issuing common stock of $5.7 million more than offset by payments of common and preferred dividends of $7.6 million and repayment of collateralized loan obligations of $44.9 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2021, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of December 31, 2021, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantees. See Note 11 for further information.
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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On December 15, 2021, we announced that our board of directors had declared a cash dividend rate for the fourth quarter of 2021 of $0.09 per share of common stock.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2021. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2021, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 will be set forth in the Company's definitive proxy statement for its 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), which the Company expects to files within 120 days of the end of its fiscal year December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 10, the 2022 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 will be set forth in the 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2022 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 will be set forth in the 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2022 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 will be set forth in the 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2022 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 will be set forth in the 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2022 Proxy Statement is incorporated herein by reference.

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

3.1
Articles of Amendment and Restatement of Five Oaks Investment Corp. dated March 26, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-35845), which was filed with the SEC on May 3, 2013).

3.2
Articles of Amendment of Five Oaks Investment Corp. dated May 17, 2018, changing the name of the Registrant from Five Oaks Investment Corp. to Hunt Companies Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on May 25, 2018.

3.3
Articles of Amendment of Hunt Companies Finance Trust, Inc. dated December 17, 2020, changing the name of the Registrant from Hunt Companies Finance Trust, Inc. to Lument Finance Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on December 21, 2020.

3.4
Articles Supplementary of Lument Finance Trust, Inc. dated May 3, 2021, designating the Registrant's 7.875% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on May 4, 2021).

3.5
Lument Finance Trust, Inc. Bylaws as of June 16, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on June 17, 2021).

4.1
Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the Securities and Exchange Commission on January 22, 2013 (“Pre-Effective Amendment No. 1")).

4.2
Certificate of Notice dated February 18, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on February 25, 2022).

4.3	Description of Securities.*

10.1
Termination Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and Hunt Investment Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (file No. 001-35845), which was filed with the SEC on January 6, 202).

10.2
Management Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investmetn Management, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 6, 2020).

10.3†	Five Oaks Investment Corp. Manager Equity Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1).

10.4
Trademark License Agreement, dated as of December 17, 2020, between ORIX Real Estate Capital Holdings, LLC, doing business as "Lument," and Hunt Companies Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on December 21, 2020).

10.5	Form of Indemnification Agreement.*

10.6
Amended and Restated Board Observer Rights Letter, dated as of January 21, 2013, between Five Oaks Investment Corp. and XL Investments Ltd, regarding the appointment of a board observer by XL Investments Ltd (incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1).

10.7
Amended and Restated Registration Rights Agreement, dated as of December 18, 2012, by and among Five Oaks Investment Corp., XL Investments Ltd, Oak Circle Capital Partners, LLC, Messrs. Carroll, Chong, Comisso, Flynn and Oston and the other persons who become parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-11 (File No. 333-185570), which was filed with the SEC on December 20, 2012).

10.8
Shareholder Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 18, 2018).

10.9
Registration Rights Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 18, 2018).

10.10
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

10.12
Credit and Guaranty Agreement, dated January 15, 2019, by and among Hunt Companies Finance Trust, Inc., as Borrower, Five Oaks Acquisition Corp. and Hunt CMT Equity, LLC, as guarantors, the lenders party thereto from time to time, Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No 001-35845), which was filed with the Securities and Exchange Commission on January 18, 2019).

10.13
First Amendment to Credit and Guaranty Agreement, dated as of February 13, 2019, among Hunt Companies Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature page thereto and Cortland Capital Market Services LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35845), which was filed with the SEC on March 19, 2019).

10.14
Second Amendment to Credit and Guaranty Agreement, dated as of July 9, 2020, among Hunt Companies Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-35845) which was filed with the Securities and Exchange Commission on August 7, 2020).

10.15
Third Amendment to Credit and Guaranty Agreement, dated as of April 21, 2021, among Lument Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on April 21, 2021).

10.16
Fourth Amendment to Credit and Guaranty Agreement, dated February 22, 2022, by and among Lument Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on February 25, 2022).

10.17
Indenture, dated as of June 14, 2021, by and among LFT CRE 2021-FL1, Ltd., LFT CRE 2021-FL1, LLC, Lument Commercial Mortgage Trust, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as note administrator and custodian (incorporate by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-35845), which was filed with the SEC on August 9, 2021).

10.18
Collateral Management Agreement, dated as of June 14, 2021, by and between LFT CRE 2021-FL1, Ltd. and OREC Investment Management, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-35845), which was filed with the SEC on August 9, 2021).

10.19
Servicing Agreement, dated as of June 14, 2021, by and among LFT CRE 2021-FL1, Ltd. , OREC Investment Management, LLC, Lument Commercial Mortgage Trust, Wells Fargo Bank, National Association, Wilmington Trust, National Association and ORIX Real Estate Capital (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-35845), which was filed with the SEC on August 9, 2021).

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

99.1
Amended and Restated Third Amendment to Credit and Guaranty, dated April 21, 2021, by and among Lument Finance Trust, Inc., the lenders identified on the signature pages thereto and Cortland Capital Market Services, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-35845), which was filed with the SEC on August 9, 2021).

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

LUMENT FINANCE TRUST, INC.

March 15, 2022	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Flynn	Chief Executive Officer, Chairman of the Board	March 15, 2022
James P. Flynn	(Principal Executive Officer)

/s/ James A. Briggs	Chief Financial Officer (Principal Financial Officer and	March 15, 2022
James A. Briggs	Principal Accounting Officer)

/s/ James C. Hunt	Director	March 15, 2022
James C. Hunt

/s/ Neil A. Cummins	Director	March 15, 2022
Neil A. Cummins

/s/ William Houlihan	Director	March 15, 2022
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 15, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lument Finance Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lument Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses on commercial mortgage loans held-for-investment individually evaluated for impairment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s allowance for loan losses on commercial mortgage loans held-for-investment individually evaluated for impairment (individually evaluated ALL) totaled $0 as of December 31, 2021. Based on the facts and circumstances of the loan, the Company determines the loan is impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans are individually evaluated based on the Company’s quarterly assessment of each loan and assignment of a risk rating which are based on a number of factors including debt service coverage, loan-to-value, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. The individually evaluated ALL is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective impaired loan. The Company utilized an income capitalization approach in determining the estimated fair value of the underlying collateral for use when evaluating that a loan is impaired, including assumptions, such as capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, and exit plan.

We identified the assessment of the individually evaluated ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant recognition and measurement uncertainty. Specifically, the assessment encompassed the recognition of impairment of commercial mortgage loans, which are sensitive to the risk rating model applied and significant assumptions such as debt-service coverage ratio, loan-to-value, property type, geographic and local market dynamics. The assessment also encompassed the evaluation of the measurement of the individually evaluated ALL, which was sensitive to the significant assumptions of capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, and exit plan. These assumptions are based on current market data and had a significant effect on the recognition and estimation of the individually evaluated ALL.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s recognition and measurement of the individually evaluated ALL estimate, including controls over the:
•Risk rating process;
•Evaluation and recognition that a loan is impaired, including significant assumptions;
•Evaluation of significant assumptions used in the measurement of the fair value of the collateral.

We evaluated the Company’s process to develop the individually evaluated ALL estimate by performing the following:

•Tested certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions
•Tested the identification of individually impaired loans through the Company's risk rating process for a selection of loans

•Evaluated the significant assumptions used in the risk rating model by comparing to independent sources on similar properties and
•Evaluated that the significant assumptions used in the fair value of collateral were representative of current market data by comparing to recent market activity on similar property transactions.

We involved our valuation professionals with specialized skills and knowledge, who assisted in testing the fair value of the collateral, including the evaluation of the significant assumptions and related underlying documentation, for a selection of loans by comparing the assumptions to evidence obtained from external sources and evaluating the assumptions in light of historical and market information.

We also assessed the sufficiency of the audit evidence obtained related to individually evaluated ALL estimate by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate

/s/ KPMG LLP

We have served as the Company's auditor since 2019.

New York, New York
March 15, 2022

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2021(1)	December 31, 2020(1)
ASSETS
Cash and cash equivalents	14,749,046	$11,375,960
Restricted cash	3,530,006	57,999,396
Commercial mortgage loans held-for-investment, at amortized cost	1,001,825,294	547,345,334
Mortgage servicing rights, at fair value	551,997	919,678
Accrued interest receivable	3,977,752	2,015,617
Investment related receivable	22,400,000	—
Other assets	1,889,258	1,833,794
Total assets	$1,048,923,353	$621,489,779

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	826,782,543	463,060,090
Secured term loan	46,845,502	39,556,198
Accrued interest payable	704,055	432,936
Dividends payable	3,242,809	3,242,640
Fees and expenses payable to Manager	1,825,142	1,156,340
Other accounts payable and accrued expenses	147,802	338,423
Total liabilities	879,547,853	507,786,627

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	57,254,935	—
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 24,947,883 and 24,943,383 shares issued and outstanding, at December 31, 2021 and December 31, 2020, respectively	249,434	249,389
Additional paid-in capital	233,833,749	233,850,271
Cumulative distributions to stockholders	(143,449,310)	(131,355,978)
Accumulated earnings	21,387,192	10,859,970
Total stockholders' equity	169,276,000	113,603,652
Noncontrolling interests	$99,500	$99,500
Total equity	$169,375,500	$113,703,152

Total liabilities and equity	$1,048,923,353	$621,489,779

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of December 31, 2021 and December 31, 2020, assets of the consolidated VIEs totaled $1,003,896,995 and $591,318,506, respectively and the liabilities of consolidated VIEs totaled $827,390,435 and $463,411,967, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	36,162,050	33,570,949
Cash and cash equivalents	28,779	45,782
Interest expense:
Collateralized loan obligations	(12,178,545)	(12,047,300)
Secured term loan	(3,333,536)	(3,138,917)
Net interest income	20,678,748	18,430,514
Other income:
Realized loss on mortgage servicing rights	(10,910)	—
Change in unrealized loss on mortgage servicing rights	(356,772)	(1,780,528)
Loss on extinguishment of debt	(1,663,926)	—
Servicing income, net	398,939	709,565
Other income	—	2
Total other (loss)	(1,632,669)	(1,070,961)
Expenses:
Management and incentive fees	3,041,600	2,524,139
General and administrative expenses	2,879,655	3,518,500
Operating expenses reimbursable to Manager	2,038,130	1,644,886
Other operating expenses	280,970	1,493,214
Compensation expense	200,608	205,292
Total expenses	8,440,963	9,386,031
Net income before provision for income taxes	10,605,116	7,973,522
(Provision for) benefit from income taxes	(77,894)	476,248
Net income	10,527,222	8,449,770
Dividends to preferred stockholders	(3,112,500)	(15,000)
Net income attributable to common stockholders	$7,414,722	$8,434,770
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$7,414,722	$8,434,770
Weighted average number of shares of common stock outstanding	24,945,824	24,934,505
Basic and diluted income per share	$0.30	$0.34
Dividends declared per weighted average share of common stock	$0.36	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at January 1, 2020	—	—	23,692,164	236,877	228,135,116	(122,236,981)	2,410,200	108,545,212	99,500	$108,644,712
Issuance of common stock	—	—	1,251,219	12,512	5,749,848	—	—	5,762,360	—	5,762,360
Cost of issuing common stock	—	—	—	—	(40,000)	—	—	(40,000)	—	(40,000)
Restricted stock compensation expense	—	—	—	—	5,307	—	—	5,307	—	5,307
Net income	—	—	—	—	—	—	8,449,770	8,449,770	—	8,449,770
Common dividends declared	—	—	—	—	—	(9,103,997)	—	(9,103,997)	—	(9,103,997)
Preferred dividends declared	—	—	—	—	—	(15,000)	—	(15,000)	—	(15,000)
Balance at December 31, 2020	—	$—	24,943,383	$249,389	$233,850,271	$(131,355,978)	$10,859,970	$113,603,652	$99,500	$113,703,152

Balance at January 1, 2021	—	$—	24,943,383	$249,389	$233,850,271	$(131,355,978)	$10,859,970	$113,603,652	$99,500	$113,703,152
Issuance of common stock	—	—	4,500	45	11,655	—	—	11,700	—	11,700
Cost of issuing common stock	—	—	—	—	(32,085)	—	—	(32,085)	—	(32,085)
Issuance of preferred stock, net	2,400,000	57,254,935	—	—	—	—	—	57,254,935	—	57,254,935
Restricted stock compensation expense	—	—	—	—	3,908	—	—	3,908	—	3,908
Net income	—	—	—	—	—	—	10,527,222	10,527,222	—	10,527,222
Common dividends declared	—	—	—	—	—	(8,980,832)	—	(8,980,832)	—	(8,980,832)
Preferred dividends declared	—	—	—	—	—	(3,112,500)	—	(3,112,500)	—	(3,112,500)
Balance at December 31, 2021	2,400,000	$57,254,935	24,947,883	$249,434	$233,833,749	$(143,449,310)	$21,387,192	$169,276,000	$99,500	$169,375,500

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net income	$10,527,222	$8,449,770
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(46,088)	—
Amortization of commercial mortgage loans held-for-investment premiums	457,749	—
Accretion of collateralized loan obligations discounts, net	207,767	1,137,156
Amortization of deferred offering costs	(32,085)	(40,000)
Amortization of deferred financing costs	1,953,465	1,029,899
Realized loss on mortgage servicing rights	10,910	—
Loss on extinguishment of debt	1,663,926	—
Unrealized loss on mortgage servicing rights	356,772	1,780,528
Restricted stock compensation expense	15,608	20,292
Net change in:
Accrued interest receivable	(1,962,135)	326,737
Deferred offering costs	—	40,000
Other assets	(55,464)	(286,607)
Accrued interest payable	271,119	(372,190)
Fees and expenses payable to Manager	668,802	164,359
Other accounts payable and accrued expenses	(190,621)	(30,735)
Net cash provided by operating activities	13,846,947	12,219,209
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(983,694,326)	(57,601,572)
Principal payments from commercial mortgage loans held-for-investment	506,402,705	145,516,658
Net cash (used in) provided by investing activities	(477,291,621)	87,915,086
Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,747,375
Net proceeds from issuance of preferred stock	57,254,935	—
Dividends paid on common stock	(9,978,162)	(7,638,270)
Dividends paid on preferred stock	(2,115,000)	(15,000)
Proceeds from collateralized obligations	833,750,000	—
Proceeds from secured term loan	7,500,000	—
Payment of collateralized loan obligations	(465,316,126)	(44,864,874)
Payment of deferred financing costs	(8,747,277)	—
Net cash provided by (used in) financing activities	412,348,370	(46,770,769)
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,096,304)	53,363,526
Cash, cash equivalents and restricted cash, beginning of period	69,375,356	16,011,830
Cash, cash equivalents and restricted cash, end of period	$18,279,052	$69,375,356

Supplemental disclosure of cash flow information
Cash paid for interest	$13,079,740	$13,386,816
Cash paid for income taxes	$—	$180,898
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$3,426,559	$3,242,650

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. for potential consolidation, and prior to their unwinding in the second quarter of 2021, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. At December 31, 2021, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares, and prior to the second quarter of 2021 determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") was $166,250,000 and $124,046,671 at December 31, 2021 and December 31, 2020.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. As of December 31, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, including the Delta and Omicron variants which are believed to be more contagious than previous variants of the virus. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however uncertainty over the ultimate impact of COVID-19 on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results could differ from its estimates and the differences may be material.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

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

Restricted cash includes cash held within LFT CRE 2021-FL1, Ltd. as of December 31, 2021 and Hunt CRE 2018-FL2, Ltd. as of December 31, 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$14,749,046	$11,375,960
Restricted cash CRE 2018-FL2, Ltd.	$—	$57,999,396
Restricted cash CRE 2021-FL1, Ltd.	$3,530,006	$—
Total cash, cash equivalents and restricted cash	$18,279,052	$69,375,356

Deferred Offering Costs

Direct costs incurred to issue shares classified as equity, such as legal and accounting fees, are deducted from the related proceeds and the net amount recorded as stockholders’ equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares are recorded as an asset in the accompanying consolidated balance sheets in the line item "Other assets", for subsequent deduction from the related proceeds upon closing of the offering. To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in "Other accounts payable and accrued expenses" on the accompanying consolidated balance sheets.

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
December 31, 2021

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan using the effective interest method, or on a straight line basis when it approximates the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2021, the Company did not hold any loans placed in non-accrual status.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2021, the Company has not recognized any impairments on its loans held-for-investment. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

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

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of LFT CRE 2021-FL1, Ltd. as of December 31, 2021 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. prior to their unwind date of June 14, 2021 (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary of and accordingly are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. CLOs are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums, discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. In the second quarter of 2020, $624,816 in costs related to a contemplated collateralized loan transaction, that were previously deferred as "other assets" in the consolidated balance sheets were expensed as "Other operating expenses" in the statements of operations as a result of abandoning the contemplated transaction due to the then current market environment, which had been impacted by the COVID-19 pandemic.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $47.75 million credit and guaranty agreement with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

principal balance, net of deferred financing costs. Deferred financing costs of $1,405,133 associated with this liability are amortized to interest expense on a straight line basis when it approximates the effective interest method.

Common Stock

At December 31, 2021, and December 31, 2020, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 24,947,883 and 24,943,383 shares of common stock issued and outstanding at December 31, 2021 and December 31, 2020, respectively.

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

 Preferred Stock

At December 31, 2021 and December 31, 2020, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at December 31, 2021 and no shares of preferred stock issued and outstanding at December 31, 2020. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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
December 31, 2021

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the years ended December 31, 2021 and December 31, 2020, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which is a comprehensive amendment of credit losses on financial instruments. Currently, GAAP requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The standard’s core principle is that an entity replaces the "incurred loss" impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates. For public business entities that are SEC filers, the amendment in this update was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

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

Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This guidance eliminates certain exceptions to the general principles in Topic 740. This new guidance is effective for us on January 1, 2021, with early adoption permitted. The Company adopted ASU 2019-12 beginning with the first quarter of 2021, which had no impact on the Company's financial condition or results of operations.

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 828): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate ("LIBOR") and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt instruments, leases, derivatives and other contracts affected by reference rate reform. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. We have not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of December 31, 2021 and December 31, 2020:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2021
Loans held-for-investment
Senior secured loans(3)	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7
	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2020
Loans held-for-investment
Senior secured loans(3)	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1
	$547,345,334	$547,345,334	40	100.0%	5.1%	3.1

(1)    Weighted average coupon assumes applicable one-month LIBOR of 0.10% and 0.14% as of December 31, 2021 and December 31, 2020, respectively, inclusive of weighted average LIBOR floors of 0.49% and 1.64%, respectively.
(2)    Weighted average term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(3)    As of December 31, 2021, $974,025,294 of the outstanding senior secured loans were held in VIEs and $27,800,000 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2020, $531,363,401 of the outstanding senior secured loans were held in VIEs and $15,981,933 of the outstanding senior secured loans were held outside of VIEs.

Activity: For the years ended December 31, 2021 and December 31, 2020, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2019	$635,260,420
Purchases and advances	57,601,572
Principal payments	(145,516,658)
Balance at December 31, 2020	$547,345,334
Purchases and advances	983,694,326
Principal repayments	(528,802,705)
Accretion of purchase discount	46,088
Amortization of purchase premium	(457,749)
Balance at December 31, 2021	$1,001,825,294

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—	—	$—	—
2	40	634,438,386	634,438,386	14	168,401,366	168,401,366
3	23	342,350,405	342,305,705	20	309,726,343	309,726,343
4	3	25,081,203	25,081,203	6	69,217,625	69,217,625
5	—	—	—	—	—	—
	66	1,001,869,994	1,001,825,294	40	547,345,334	547,345,334

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

As of December 31, 2021, the average risk rating of the commercial mortgage loan portfolio was 2.3 (Low Risk), weighted by investment carrying value, with 97.5% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2020, the average risk rating of the commercial mortgage loan portfolio was 3.1 (Moderate Risk), weighted by investment carrying value, with 84.4% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The decrease in risk ratings is primarily the result of commercial mortgage loans that paid off with a risk rating of "2" of $133.6 million, a risk rating of "3" of $276.1 million and a risk rating of "4" of $17.8 million, offset by purchases of commercial mortgage loans with a risk rating of "2" of $599.0 million, a risk rating of "3" of $283.0 million and a risk rating of '4" of $0.1 million during the year ended December 31, 2021.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of December 31, 2021 and December 31, 2020:

Loans Held-for-Investment

	December 31, 2021	December 31, 2020
Geography
South	46.2%	36.5%
Southwest	27.5	38.7
West	13.9	1.8
Mid-Atlantic	7.9	6.2
Midwest	4.5	16.8
Total	100.0%	100.0%

	December 31, 2021	December 31, 2020
Collateral Property Type
Multifamily	92.0%	89.5%
Self-Storage	5.2	0.8
Retail	1.7	6.4
Office	1.1	3.3
Total	100.0%	100.0%

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of December 31, 2021 or December 31, 2020.

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

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

On June 14, 2021, the Company completed a CRE CLO (LFT CRE 2021-FL1, Ltd."), issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing has an initial two-and-a-half year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%.

On June 14, 2021, the Company unwound Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. redeeming $388.2 million of outstanding notes which were repaid primarily from the refinancing of the remaining assets primarily within LFT 2021-FL1, Ltd., as well as cash held within Hunt CRE 2018-FL2, Ltd. and expensed $1.7 million of deferred financing costs into loss on extinguishment of debt on the consolidated statements of operations. As of this date, the Company no longer consolidates the asset and liabilities of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd.

The CLO we consolidate is subject to collateralization and coverage tests that are customary for this type of securitization. As of December 31, 2021, and December 31, 2020 all such collateralization and coverage tests in the CLOs we consolidate were met. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these tests.

The carrying values of the Company's total assets and liabilities related to LFT CRE 2021-FL1, Ltd. at December 31, 2021 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2020 included the following VIE assets and liabilities:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

ASSETS	December 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$3,530,006	$57,999,396
Accrued interest receivable	3,941,695	1,955,709
Investment related receivable	22,400,000	—
Loans held for investment	974,025,294	531,363,401
Total Assets	$1,003,896,995	$591,318,506

LIABILITIES
Accrued interest payable	$607,892	$351,877
Collateralized loan obligations(1)	826,782,543	463,060,090
Total Liabilities	$827,390,435	$463,411,967
Equity	176,506,560	127,906,539
Total liabilities and equity	$1,003,896,995	$591,318,506

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for LFT CRE 2021-FL1, Ltd., August 15, 2034 for Hunt CRE 2017-FL1, Ltd. and August 15, 2028 for Hunt CRE 2018-FL2, Ltd.

The following tables present certain loan and borrowing characteristics of LFT CRE 2021-FL1, Ltd. as of December 31, 2021 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd.as of December 31, 2020:

As of December 31, 2021
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon
Collateral (loan investments)	64	974,069,994	974,025,294	L + 3.42%
Financings provided	1	833,750,000	826,782,543	L + 1.43%

As of December 31, 2020
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon
Collateral (loan investments)	40	531,363,401	531,363,401	L + 3.50%
Financings provided	2	465,316,126	463,060,090	L + 1.44%

(1)     The carrying value for LFT CRE 2021-FL1, Ltd. is net of debt issuance costs of $6,967,457 for December 31, 2021, Hunt CRE 2017-FL1, Ltd. is net of discount of $207,767 for December 31, 2020, and the carrying value for Hunt CRE 2018-FL2, Ltd. is net of debt issuance costs of $2,048,269 for December 31, 2020.

The statement of operations related to LFT 2021-FL1, Ltd., Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2021 and December 31, 2020 include the following income and expense items:

Statements of Operations	December 31, 2021	December 31, 2020
Interest income	$35,506,459	$32,831,608
Interest expense	12,178,545	12,047,300
Net interest income	$23,327,914	$20,784,308
Less:
Loss on extinguishment of debt	$1,663,926	$—
General and administrative fees	308,718	675,624
Net income	$21,355,270	$20,108,684

NOTE 5 - RESTRICTED CASH

LFT CRE 2021-FL1, Ltd. is actively managed with an initial reinvestment period of 30 months that expires in December 2023. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within LFT CRE 2021-FL1, Ltd. in accordance with the terms and conditions of its respective governing agreement.

NOTE 6 – SECURED TERM LOAN

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 6 – SECURED TERM LOAN (Continued)

On January 15, 2019, the Company, together with its FOAC and Hunt CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into the Secured Term Loan, as amended on February 13, 2019 and July 9, 2020 and April 21, 2021 with the lenders party thereto and Cortland Capital Market
Services, LLC, as administrative agent (in such capacity, the "Agent"), providing for a term facility ("Credit Agreement") to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($904,498 at December 31, 2021 and $693,802 at December 31, 2020). As of December 31, 2021 and December 31, 2020, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	December 31, 2021		December 31, 2020
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$40,250,000	$40,250,000
Total	$47,750,000	$47,750,000	$40,250,000	$40,250,000

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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2021 and December 31, 2020, we were in compliance with these covenants. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MSRs

As of December 31, 2021, the Company retained the servicing rights associated with an aggregate principal balance of $91,727,121 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity as of the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Balance at beginning of year	$919,678	$2,700,207
Changes in fair value due to:
Realized loss	(10,910)	—
Changes in valuation inputs or assumptions used in valuation model	109,663	(634,824)
Other changes to fair value(1)	(466,434)	(1,145,705)
Balance at end of year	$551,997	$919,678
Loans associated with MSRs(2)	$91,727,121	$191,799,159
MSR values as percent of loans(3)	0.60%	0.48%

(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at December 31, 2021 and December 31, 2020, respectively.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 7 – MSRs (Continued)

(3)Amounts represent the carrying value of MSRs at December 31, 2021 and December 31, 2020, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Servicing income, net	$398,939	$709,565
Income from MSRs, net	$398,939	$709,565

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2021
Assets:
Mortgage servicing rights	$—	$—	$551,997	$551,997
Total	$—	$—	$551,997	$551,997

	December 31, 2020
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2020
Assets:
Mortgage servicing rights	$—	$—	$919,678	$919,678
Total	$—	$—	$919,678	$919,678

As of December 31, 2021 and December 31, 2020, the Company had $551,997 and $919,678, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 8.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2021 and December 31, 2020:

As of December 31, 2021
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	10.8 - 29.7%	19.1%
	Discount rate	12.0%	12.0%

As of December 31, 2020
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	12.4 - 28.0%	21.6%
	Discount rate	12.0%	12.0%

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 8 – FAIR VALUE (Continued)

	December 31, 2021
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$14,749,046	$14,749,046	$14,749,046
Restricted cash	3,530,006	3,530,006	3,530,006
Commercial mortgage loans held-for-investment	1,001,825,294	1,001,869,994	1,001,473,884
Total	$1,020,104,346	$1,020,149,046	$1,019,752,936

Liabilities:
Collateralized loan obligations	$826,782,543	$833,750,000	$834,425,625
Secured term loan	46,845,502	47,750,000	50,986,154
Total	$873,628,045	$881,500,000	$885,411,779

	December 31, 2020
	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	$11,375,960	$11,375,960	$11,375,960
Restricted cash	57,999,396	57,999,396	57,999,396
Commercial mortgage loans held-for-investment	547,345,334	547,345,334	547,134,755
Total	$616,720,690	$616,720,690	$616,510,111

Liabilities:
Collateralized loan obligations	$463,060,090	$465,316,126	$458,094,412
Secured term loan	$39,556,198	$40,250,000	$44,514,373
Total	$502,616,288	$505,566,126	$502,608,785

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

On January 3, 2020, the management agreement in effect for the year ended December 31, 2019 was terminated, and a new management agreement with the Manager became effective. Pursuant to the terms of the new management contract, the Company is required to pay the Manager an annual base management fee of 1.50% of Stockholders' Equity (as defined in the management agreement), payable quarterly (0.375% per quarter) in arrears. The definition of stockholders' equity in the new management agreement is materially unchanged from the definition in the prior management agreement. Additionally,

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

starting in the first full calendar quarter following January 3, 2020, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such fiscal; quarter, and (ii) 8% per annum.

For the year ended December 31, 2021, the Company incurred management fees of $2,909,368 (2020: $2,351,562), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $796,000 (2020: $588,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the year ended December 31, 2021, the Company incurred incentive fees of $132,232 (2020: $172,577), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $132,232 (2020: $172,577) was accrued but had not yet been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

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

For the year ended December 31, 2021, the Company incurred reimbursable expenses of $2,038,130 (2020: $1,644,886) recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $724,333 (2020: $395,763) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the year ended December 31, 2021, the Company waived $302,952 of reimbursable expense and for the year ended December 31, 2020, the Company waived $118,786 of reimbursable expense.

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

The following table summarizes the activity related to restricted common stock for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$2.60	4,500	$3.33
Granted	4,500	4.18	4,500	2.60
Vested	(4,500)	2.60	(4,500)	3.33
Outstanding Unvested Shares at End of Period	4,500	$4.18	4,500	$2.60

For the year ended December 31, 2021, the Company recognized compensation expense related to restricted common stock of $15,608 (2020: $20,292). The Company has unrecognized compensation expense of $8,555 as of December 31, 2021 (2020: $5,353) for unvested shares of restricted common stock. As of December 31, 2021, the weighted average period for which the unrecognized compensation expense will be recognized is 5.5 months.

OREC Structured Finance Co, LLC dba Lument Structured Finance

During the year ended December 31, 2021, (a) Hunt CRE 2018-FL2, Ltd. purchased nine loans with an aggregate unpaid principal balance of $102.7 million at par from OREC Structured Finance, LLC d/b/a Lument Structured Finance ("LSF"), an affiliate of our Manager; (b) Lument Commercial Mortgage Trust ("LCMT") purchased two loans with an aggregate unpaid principal balance of $21.2 million and twenty funded loan participations with an aggregate unpaid principal balance of $42.3 million at par from LSF and (c) LFT CRE 2021-FL1, Ltd. purchased forty-four loans with an aggregate unpaid principal balance of $700.1 million at par from LSF.

During the year ended December 31, 2020, (a) Hunt CRE 2017-FL1, Ltd. purchased two loans with an aggregate unpaid principal balance of $31.9 million at par from LSF; (b) Hunt CRE 2018-FL2, Ltd. purchased two loans with an aggregate unpaid principal balance of $14.4 million at par from LSF and (c) Hunt CRE 2017-FL1, Seller, LLC funded fifty-eight loan participations with an aggregate unpaid principal balance of $11.2 million at par from LSF.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

OREC 2018-CRE1, Ltd.

During the year ended December 31, 2021, LFT CRE 2021-FL1, Ltd. purchased nine loans with an aggregate unpaid principal balance of $112.5 million at a premium of $0.35 million from OREC 2018-CRE1, Ltd., an affiliate of our Manager.

ORIX Real Estate Holdings, LLC

During the year ended December 31, 2021, LFT CRE 2021-FL1, Ltd. purchased eight loans with an aggregate unpaid principal balance of $4.6 million at a premium of $0.02 million from ORIX Real Estate Holdings, LLC, an affiliate of our Manager.

ORIX Real Estate Capital, LLC

ORIX Real Estate Capital, LLC d/b/a Lument Capital ("OREC"), an affiliate of our Manager, was appointed the servicer and special servicer with respect to mortgage assets for LFT CRE 2021-FL1, Ltd.

Lument IM

Lument IM was appointed as the collateral manager with respect to LFT CRE 2021-FL1. Ltd. Lument IM has agreed to waive all its entitlements to collateral management fees for so long as Lument IM or an affiliate is the collateral manager and also the manager of Lument Finance Trust, Inc.

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $348.0 million and $860.5 million as of December 31, 2021 and December 31, 2020, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2021, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 10 – GUARANTEES (Continued)

obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2021.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, remains uncertain. As of December 31, 2021, no contingencies have been recorded on our balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term impacts on our financial condition, results of operations and cash flows. Refer to Note 2 for further discussion of COVID-19.

Unfunded Commitments

As of December 31, 2021, LSF, an affiliate of the Manager, had $78.4 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2021, LSF, an affiliate of the Manager, had $4.7 million of unfunded commitments related to loans held in LCMT. These commitments are not reflected in the Company's consolidated balance sheets.

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

NOTE 12 – EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 24,947,883 and 24,943,383 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.

On January 3, 2020, the Company issued 1,246,719 shares of common stock to an affiliate of the Manager in a private placement at a purchase price of $4.61 per share resulting in aggregate net proceeds of $5.7 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2021, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of December 31, 2021, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At December 31, 2021 and December 31, 2020, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2021, and no shares of preferred stock issued and outstanding at December 31, 2020. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

On May 5, 2021, LFT issued 2,400,000 shares of Series A Preferred Stock, and received net proceeds, after underwriting discounts and commissions but before offering expenses payable by the Company, of $58.1 million. The Series A Preferred Stock is redeemable, at LFT's option, at a liquidation preference price of $25.00 per share plus accrued dividends commencing on May 5, 2026. Dividends on Series A Preferred Stock are payable quarterly in arrears beginning on July 15, 2021.

Distributions to stockholders

For the 2021 taxable year to date, the Company has declared dividends to common stockholders totaling $8,980,832, or $0.36 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2021:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 12 – EQUITY (Continued)

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2021	March 31, 2021	April 15, 2021	$2,244,904	$0.090
June 15, 2021	June 30, 2021	July 15, 2021	$2,245,309	$0.090
September 15, 2021	September 30, 2021	October 15, 2021	$2,245,310	$0.090
December 15, 2021	December 31, 2021	January 15, 2022	$2,245,309	$0.090

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the year ended December 31, 2021:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
June 15, 2021	July 1, 2021	July 15, 2021	$918,750	$0.38281
September 15, 2021	October 1, 2021	October 15, 2021	$1,181,250	$0.49219
December 15, 2021	January 1, 2022	January 15, 2022	$1,181,250	$0.49219

Non-controlling interests

On November 29, 2018, Lument Commercial Mortgage Trust, Inc. ("LCMT"), formerly known as Hunt Commercial Mortgage Trust ("HCMT"), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2021 and $15,000 for the year ended December 31, 2020, are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations.

NOTE 13 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
Net income		$10,527,222		$8,449,770
Less dividends expense:
Common stock	$8,980,832		$9,103,997
Preferred stock	3,112,500		15,000
		12,093,332		9,118,997
Undistributed earnings (deficit)		$(1,566,110)		$(669,227)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.36	$0.36	$0.37	$0.37
Undistributed earnings (deficit)	$—	$(0.06)	—	(0.03)
Total	$0.36	$0.30	$0.37	$0.34

	For the years ended December 31,
	2021	2020
Basic weighted average shares of common stock outstanding	24,941,324	24,930,079
Weighted average of non-vested restricted stock	4,500	4,426
Diluted weighted average shares of common stock outstanding	24,945,824	24,934,505

NOTE 14 – SEGMENT REPORTING

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 14 – SEGMENT REPORTING (Continued)

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments and operates as a single reporting segment.

NOTE 15 - INCOME TAXES

The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company must generally distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less that a minimum amount specified under U.S. federal tax laws.

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of December 31, 2021 and 2020, we were in compliance with all REIT requirements.

The following table presents our provision for income taxes:

	Year Ended December 31,
	2021	2020
Deferred tax (benefit)	$77,894	$(476,248)
Provision for income tax (benefit)	$77,894	$(476,248)

The following is a reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
U.S. federal statutory income tax	21.0%	21.0%
REIT income not subject to federal income tax	(21.4)%	(24.6)%
State and local income taxes, net of federal tax benefit	(0.2)%	(1.6)%
Return to provision	(0.1)%	(0.8)%
Effective income tax rate	(0.7)%	(6.0)%

The differences between the Company's statutory rate and effective rate are largely determined by the amount of income subject to tax by the Company's TRS subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2021 and 2020, the Company's net deferred tax assets were $1.3 million and $1.4 million, respectively, and are included in other assets in the Company's consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent on our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary difference. The amount of deferred tax assets considered realizable is subject to adjustment in future periods of future taxable income change.

The TRS has a deferred tax asset , comprised of the following:

	As of December 31, 2021	As of December 31, 2020
Accumulated net operating losses of TRS	$985,917	$993,683
Mortgage servicing rights	$261,440	$319,048
Capitalized transaction costs	$93,903	$106,423
Net non-current deferred tax asset	$1,341,260	$1,419,154

At December 31, 2021, and 2020, the TRS had net operating loss carryforwards for federal income tax purposes of $3.2 million and $3.3 million, which are available to offset future taxable income and begin expiring in 2034.

As of December 31, 2021, the Company has concluded that there are no material uncertain tax positions requiring recognition in the Company's consolidated financial statements. As of December 31, 2021, tax years 2018 through 2021 remain subject to examination by taxing authorities.

REIT Qualification

During tax years 2020 and 2021 the Company passed all the requisite ownership, asset and income tests.

NOTE 16 - SUBSEQUENT EVENTS

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2021

NOTE 16 – SUBSEQUENT EVENTS (Continued)

On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,269 shares of common stock. for gross proceeds of approximately $83.5 million

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waives the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering.

Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2021

Type of Loan/Borrower Senior Mortgage Loans(1)	Description/Location	Interest(2) Payment Rates	Extended Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Balance	Carrying Amount of Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily /VA	L+4.30%	2024	I/O	$—	$36,781,588	$36,781,588
Borrower B	Multifamily / NJ	L+4.05%	2026	I/O	—	34,690,000	34,690,000
Borrower C	Multifamily / GA	L+3.25%	2024	I/O	—	33,500,000	33,500,000
Borrower D	Multifamily / TN	L+3.65%	2026	I/O	—	33,360,000	33,360,000
Borrower E	Multifamily /FL	L+2.75%	2026	I/O	—	30,576,666	30,576,666
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Multifamily / Diversified	L+2.90% - 7.50%	2022 - 2027	I/O	$—	$752,255,325	$752,272,465
Senior Loan	Office / IL	L+3.75%	2023	I/O	—	11,748,199	11,748,199
Senior Loan	Retail / TX	L+4.10%	2023	I/O	—	17,172,623	17,172,623
Senior Loan	Self-Storage / Diversified	L+3.60% - 4.75%	2024 - 2025	I/O	—	51,785,593	51,723,753
Total senior loans					$—	$1,001,869,994	$1,001,825,294

(1)Includes senior mortgage loans and pari passu participations in senior mortgage loans.
(2)L = one-month LIBOR rate
(3)Extended maturity date assumes all extension options are exercised
(4)I/O = interest only
(5)Represents only third party liens

1.Reconciliation of Mortgage Loans on Real Estate

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2021	2020
Balance at January 1,	$547,345,334	$635,260,420
Additions during period:
Mortgage loans purchased	983,694,326	57,601,572
Deductions during period
Mortgage loan repayments	(528,802,705)	(145,516,658)
Accretion of purchase discount	$46,088	$—
Amortization of purchase premium	$(457,749)	$—
Balance at December 31,	$1,001,825,294	$547,345,334