Form 10-Q
period 2022-06-30
Lument Finance Trust, Inc.
filed 2022-08-08
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Common stock, $0.01 par value	52,231,152

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2022(1)	December 31, 2021(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$39,048,256	$14,749,046
Restricted cash	9,659,030	3,530,006
Commercial mortgage loans held-for-investment, at amortized cost	1,034,001,272	1,001,825,294
Allowance for loan losses	(351,914)	—
Commercial mortgage loans held-for-investment, net of allowance for loan losses	1,033,649,358	1,001,825,294
Mortgage servicing rights, at fair value	780,595	551,997
Accrued interest receivable	3,589,187	3,977,752
Affiliate receivable	33,809,250	—
Investment related receivable	7,624,400	22,400,000
Other assets	2,151,746	1,889,258
Total assets	$1,130,311,822	$1,048,923,353

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	828,036,131	826,782,543
Secured term loan, net	46,845,426	46,845,502
Accrued interest payable	1,108,536	704,055
Dividends payable	4,131,369	3,242,809
Fees and expenses payable to Manager	1,746,815	1,825,142
Other accounts payable and accrued expenses	347,481	147,802
Total liabilities	882,215,758	879,547,853

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,231,152 and 24,947,883 shares issued and outstanding, at June 30, 2022 and December 31, 2021, respectively	522,252	249,434
Additional paid-in capital	314,620,222	233,833,749
Cumulative distributions to stockholders	(152,086,688)	(143,449,310)
Accumulated earnings	27,685,843	21,387,192
Total stockholders' equity	247,996,564	169,276,000
Noncontrolling interests	$99,500	$99,500
Total equity	$248,096,064	$169,375,500

Total liabilities and equity	$1,130,311,822	$1,048,923,353

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of June 30, 2022 and December 31, 2021, assets of consolidated VIEs totaled $1,003,207,498 and $1,003,896,995, respectively and the liabilities of consolidated VIEs totaled $829,058,119 and $827,390,435 respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$12,633,772	$8,227,979	$22,642,836	$15,698,096
Cash and cash equivalents	4,912	12,778	9,767	17,078
Interest expense:
Collateralized loan obligations	(5,284,890)	(2,211,947)	(9,289,128)	(4,397,189)
Secured term loan	(937,210)	(774,363)	(1,859,853)	(1,546,228)
Net interest income	6,416,584	5,254,447	11,503,622	9,771,757
Other (loss):
Provision for loan losses	(351,914)	—	(351,914)	—
Unrealized gain (loss) on mortgage servicing rights	81,216	(220,435)	228,598	(240,890)
Loss on extinguishment of debt	—	(1,663,926)	—	(1,663,926)
Servicing income, net	56,053	95,766	123,234	219,922
Total other (loss)	(214,645)	(1,788,595)	(82)	(1,684,894)
Expenses:
Management and incentive fees	1,090,652	725,465	2,015,269	1,446,464
General and administrative expenses	960,420	520,013	1,813,152	1,200,327
Operating expenses reimbursable to Manager	648,645	496,599	1,039,355	809,053
Other operating expenses	77,808	48,054	153,998	82,807
Compensation expense	54,893	49,491	105,781	98,626
Total expenses	2,832,418	1,839,622	5,127,555	3,637,277
Net income before provision for income taxes	3,369,521	1,626,230	6,375,985	4,449,586
(Provision for) benefit from income taxes	(25,669)	54,012	(77,334)	39,299
Net income	3,343,852	1,680,242	6,298,651	4,488,885
Dividends accrued to preferred stockholders	(1,185,042)	(725,667)	(2,370,000)	(729,375)
Net income attributable to common stockholders	$2,158,810	$954,575	$3,928,651	$3,759,510
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$2,158,810	$954,575	$3,928,651	$3,759,510
Weighted average number of shares of common stock outstanding	52,226,141	24,944,075	44,389,086	24,943,731
Basic and diluted income per share	$0.04	$0.04	$0.09	$0.15
Dividends declared per share of common stock	$0.06	$0.09	$0.12	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2021	2,400,000	$57,254,935	24,947,883	$249,434	$233,833,749	$(143,449,310)	$21,387,192	$169,276,000	$99,500	$169,375,500
Issuance of common stock	—	—	27,277,269	272,773	83,195,670	—	—	$83,468,443	—	$83,468,443
Cost of issuing common stock	—	—	—	—	(2,404,070)	—	—	$(2,404,070)	—	$(2,404,070)
Restricted stock compensation expense	—	—	—	—	4,638	—	—	$4,638	—	$4,638
Net income	—	—	—	—	—	—	2,954,799	$2,954,799	—	$2,954,799
Common stock dividends	—	—	—	—	—	(3,133,509)	—	$(3,133,509)	—	$(3,133,509)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2022	2,400,000	57,254,935	52,225,152	$522,207	$314,629,987	$(147,767,777)	$24,341,991	$248,981,343	$99,500	$249,080,843
Issuance of common stock	—	—	6,000	45	18,765	—	—	$18,810	—	$18,810
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Restricted stock compensation expense	—	—	—	—	(14,334)	—	—	$(14,334)	—	$(14,334)
Net income	—	—	—	—	—	—	3,343,852	$3,343,852	—	$3,343,852
Common stock dividends	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at June 30, 2022	2,400,000	57,254,935	52,231,152	522,252	314,620,222	(152,086,688)	27,685,843	247,996,564	99,500	248,096,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash flows from operating activities:
Net income	$6,298,651	$4,488,885
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(125,098)	(3,781)
Amortization of commercial mortgage loans held-for-investment premiums	50,522	78,008
Accretion of collateralized loan obligations discounts	—	207,767
Amortization of deferred offering costs	(85,867)	—
Amortization of deferred financing costs	1,372,887	573,113
Provision for loan losses	351,914	—
Loss on extinguishment of debt	—	1,663,926
Unrealized (gain) loss on mortgage servicing rights	(228,598)	240,890
Restricted stock compensation expense	9,114	6,126
Net change in:
Accrued interest receivable	388,565	(796,111)
Other assets	(262,488)	(523,140)
Accrued interest payable	404,480	233,341
Fees and expenses payable to Manager	(78,327)	371,469
Other accounts payable and accrued expenses	199,679	520,727
Net cash provided by operating activities	8,295,434	7,061,220
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(222,142,167)	(338,386,251)
Principal payments from commercial mortgage loans held-for-investment	171,007,115	273,837,132
Investment related receivable	—	(79,457,686)
Net cash (used in) investing activities	(51,135,052)	(144,006,805)
Cash flows from financing activities:
Proceeds from issuance of common stock	81,136,045	—
Net proceeds from issuance of preferred stock	—	57,258,435
Proceeds from collateralized loan obligation	—	833,750,000
Payment of collateralized loan obligations	—	(465,316,126)
Payment of deferred financing costs	(119,375)	(7,789,364)
Dividends paid on common stock	(5,378,818)	(5,487,543)
Dividends paid on preferred stock	(2,370,000)	(7,500)
Net cash provided by financing activities	73,267,852	412,407,902
Net increase in cash, cash equivalents and restricted cash	30,428,234	275,462,317
Cash, cash equivalents and restricted cash, beginning of period	18,279,052	69,375,356
Cash, cash equivalents and restricted cash, end of period	$48,707,286	$344,837,673

Supplemental disclosure of cash flow information
Cash paid for interest	$9,371,614	$4,929,197
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$4,131,369	$3,164,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. for potential consolidation, and prior to their unwinding in the second quarter of 2021, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. At June 30, 2022, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares, and prior to the second quarter of 2021 determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") was $166,250,000 at June 30, 2022 and December 31, 2021, respectively.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. As of June 30, 2022, global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, labor shortages and challenges in the supply chain, coupled with the war in Ukraine and the ongoing effects of the novel coronavirus ("COVID-19") pandemic, have the potential to negatively impact the Company and it borrowers. These current macroeconomic conditions may continue to aggravate and could cause the United States economy or other global economies to experience an economic slowdown or recession. We anticipate our business operations could be materially adversely affected by a prolonged recession in the United States or other major global economy.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022, however uncertainty over the ultimate impact of COVID-19, rising inflation and increases in interest rates on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events. Actual results could differ from our estimates and the differences may be material.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted cash includes cash held within LFT CRE 2021-FL1 as of June 30, 2022 and December 31, 2021, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$39,048,256	$14,749,046
Restricted cash CRE 2021-FL1, Ltd.	$9,659,030	$3,530,006
Total cash, cash equivalents and restricted cash	$48,707,286	$18,279,052

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan on a straight-line basis approximating the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of June 30, 2022, the Company held one loan on non-accrual status.

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

The Company evaluates each loan rated High Risk or above on a quarterly basis as to whether it is impaired. Impaired loans are individually evaluated based on the Company's quarterly assessment of each loan and assignment of a risk rating. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, may ultimately differ from estimated losses. As of June 30, 2022, the Company identified one loan, collateralized by an office building, as impaired and established an allowance for loan loss of $0.4 million for the three months ended June 30, 2022. See Note 3 for further detail.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of June 30, 2022, the Company has not recognized any additional impairments on its loans held-for-investment, other than the loan noted above. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

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

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of LFT CRE 2021-FL1, Ltd. as of June 30, 2022 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. prior to their unwind date of June 14, 2021 (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary of and accordingly are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. CLOs are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums, discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method.

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

Common Stock

At June 30, 2022 and December 31, 2021, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. On February 22, 2022, the Company closed a transferable common stock rights offering and issued 27,277,269 shares of common stock. The Company had 52,231,152 and 24,947,883 shares of common stock issued and outstanding at June 30, 2022 and December 31, 2021, respectively.

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
June 30, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Preferred Stock

At June 30, 2022 and December 31, 2021, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at June 30, 2022 and December 31, 2021, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and six months ended June 30, 2022 and 2021, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Credit Losses

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In November 2019, the FASB issued ASU 2019-10 which amended the effective dates for implementation of ASU 2016-13. ASU 2019-10 defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, public business entities that are not SEC filers and all other companies, including not-for-profit companies and employee benefit plans for fiscal years beginning after December 15 2022, including interim periods within those fiscal years. The Company is designated as a smaller reporting company and has deferred implementation of ASU 2016-13 pursuant to ASU 2019-10. The Company is currently engaging with a third-party commercial mortgage backed security and commercial real estate loan data provider to assist the Company in developing an estimate of the impact of this guidance. While we continue to assess the impact ASU 2016-13 will have on our financial statements, we expect that the adoption will result in increased amount of provisions for loan losses as well as recognition of such provisions earlier in the lending cycle.

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 828): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate ("LIBOR") and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt instruments, leases, derivatives and other contracts affected by reference rate reform. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. We have not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions..

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of June 30, 2022 and December 31, 2021:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
June 30, 2022
Loans held-for-investment
Senior secured loans(3)	$1,033,971,397	$1,034,001,272	69	100.0%	4.5%	3.7
Allowance for loan losses	N/A	(351,914)
Loans held-for-investment, net of allowance for loan losses	1,033,971,397	1,033,649,358	69	100.0%	4.5%	3.7

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2021
Loans held-for-investment
Senior secured loans(3)	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7
	1,001,869,994	1,001,825,294	66	100.0%	3.9%	3.7

(1)    Weighted average coupon assumes applicable one-month LIBOR of 1.12% and 0.10% and 30-day Term Secured Overnight Financing Rate ("SOFR") of 1.13% and 0.00% as of June 30, 2022 and December 31, 2021, respectively, inclusive of weighted average interest rate floors of 0.24% and 0.49%, respectively. As of June 30, 2022, 91.5% of the investments by total investment exposure earned a floating rate indexed to one-month

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
USD LIBOR and 8.5% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2021, 100% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of June 30, 2022, $982,932,117 of the outstanding senior secured loans were held in VIEs and $51,039,280 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2021, $974,025,294 of the outstanding senior secured loans were held in VIEs and $27,800,000 of the outstanding senior secured loans were held outside VIEs.

Activity: For the six months ended June 30, 2022, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2021	$1,001,825,294
Purchases and fundings	222,142,167
Principal payments	(190,040,765)
Accretion of purchase discount	125,098
Amortization of purchase premium	(50,522)
Provision for loan losses	(351,914)
Balance at June 30, 2022	$1,033,649,358

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	—	—	—	—
2	45	667,068,717	667,068,717	40	634,438,386	634,438,386
3	23	355,154,481	355,184,356	23	342,350,405	342,305,705
4	—	—	—	3	25,081,203	25,081,203
5	1	11,748,199	11,396,285	—	—	—
	69	$1,033,971,397	1,033,649,358	66	1,001,869,994	1,001,825,294

As of June 30, 2022, the average risk rating of the commercial mortgage loan portfolio was 2.3 (Low Risk), weighted by investment carrying value, with 98.9% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2021, the average risk rating of the commercial mortgage loan portfolio was 2.3 (Low Risk), weighted by investment carrying value, with 97.5% of the net carrying value of commercial loans held-for-invested rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio has remained stable during the six months ended June 30, 2022. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $83.0 million, a risk rating of "3" of $99.0 million and a risk rating of "4" of $8.0 million, offset by the purchase of commercial mortgage loans with a risk rating of "2" of $119.0 million and a risk rating of "3" of $103.2 million during the six months ended June 30, 2022. Additionally, $80.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3", $76.7 million of loans with a risk rating of "3" transitioned to a risk rating of "2", $5.3 million of loans transitioned from a risk rating of "4" to a risk rating of "3"and a loan with an unpaid principal balance of $11.7 million transitioned from a risk rating of "4" to a risk rating of "5".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of June 30, 2022 and December 31, 2021:

Loans Held-for-Investment

	June 30, 2022	December 31, 2021
Geography
South	48.0%	46.2%
Southwest	22.9	27.5
Mid-Atlantic	13.5	7.9
West	8.8	13.9
Midwest	6.1	4.5

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Northeast	0.7	—
Total	100.0%	100.0%

	June 30, 2022	December 31, 2021
Collateral Property Type
Multifamily	95.4%	92.0%
Self-Storage	1.9	5.2
Retail	1.6	1.7
Office	1.1	1.1
Total	100.0%	100.0%

Allowance for Loan Losses: The following table presents the changes for the three and six months ended June 30, 2022 and June 30, 2021 in the provision for credit losses on loans held-for-investment:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Allowance for loan losses at beginning of period	—	—	—	—
Provision for loan losses	351,914	—	351,914	—
Allowance for loan losses at end of period	351,914	—	351,914	—

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loan discussed below as of June 30, 2022 or December 31, 2021.

During the period ended June 30, 2022, management identified one loan, collateralized by an office building, with an unpaid principal value of $11.7 million as impaired, reflecting a decline in collateral value attributable to (i) recent and near term vacancies at the property; (ii) new information available during three months ended June 30, 2022 regarding the addition of office space supply that will increase the submarket vacancy rate in the local market and (iii) declining market conditions. As of June 30, 2022, this loan was not yet in default, but the borrower may not be able to repay or refinance the loan at maturity. Based on this review, a reserve of $0.4 million was recorded for this impaired loan in the three months ended June 30, 2022. Additionally, this loan was placed on non-accrual as result of the impaired loan classification, however, the borrower continues to remain current on debt service payments.

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

The CLO we consolidate is subject to collateralization and coverage tests that are customary for these types of securitizations. As of June 30, 2022 and December 31, 2021 all such collateralization and coverage tests in the CLO we consolidate were met. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these tests.

The carrying values of the Company's total assets and liabilities related to LFT CRE 2021-FL1, Ltd. at June 30, 2022 and December 31, 2021 included the following VIE assets and liabilities:

ASSETS	June 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$9,659,031	$3,530,006
Accrued interest receivable	3,313,989	3,941,695
Investment related receivable	7,624,400	22,400,000

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Loans held for investment, net of allowance for loan losses	982,610,078	974,025,294
Total Assets	$1,003,207,498	$1,003,896,995

LIABILITIES
Accrued interest payable	$1,021,988	$607,892
Collateralized loan obligations(1)	828,036,131	826,782,543
Total Liabilities	$829,058,119	$827,390,435
Equity	174,149,379	176,506,560
Total liabilities and equity	$1,003,207,498	$1,003,896,995

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for LFT CRE 2021-FL1, Ltd.

The following tables present certain loan and borrowing characteristics of LFT CRE 2021-FL1, Ltd. as of June 30, 2022 and December 31, 2021:

As of June 30, 2022
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	65	$982,932,117	$982,610,078	L + 3.33%
Financing provided	1	833,750,000	828,036,133	L + 1.43%

As of December 31, 2021
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Yield
Collateral (loan investments)	64	$974,069,994	$974,025,294	L + 3.42%
Financing provided	1	83,375,000	826,782,543	L + 1.43%

(1)     The carrying value for LFT CRE 2021-FL1, Ltd. is net of debt issuance costs of $5,713,869 and $6,967,457 for June 30, 2022 and December 31, 2021, respectively.

The statement of operations related to LFT CRE 2021-FL1, Ltd., Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for the three and six months ended June 30, 2022 and June 30, 2021 include the following income and expense items:

Statements of Operations	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Interest income	$11,734,126	$7,867,960
Interest expense	(5,284,890)	(2,211,947)
Net interest income	$6,449,236	$5,656,013
Loss on extinguishment of debt	—	(1,663,926)
Provision for loan losses	(351,914)	—
General and administrative fees	(177,845)	91,786
Net income	$5,919,477	$4,083,873

Statements of Operations	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest income	$21,546,569	$15,131,821
Interest expense	(9,289,128)	(4,397,189)
Net interest income	$12,257,441	$10,734,632
Loss on extinguishment of debt	—	(1,663,926)
Provision for loan losses	(351,914)	—
General and administrative fees	(324,367)	(28,800)
Net income	$11,581,160	$9,041,906

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 5 – RESTRICTED CASH

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($904,574 and $904,498 at June 30, 2022 and December 31, 2021, respectively). As of June 30, 2022 and December 31, 2021, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	June 30, 2022		December 31, 2021
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

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

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of June 30, 2022 and December 31, 2021 we were in compliance with these covenants. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MSRs

As of June 30, 2022, the Company retained the servicing rights associated with an aggregate principal balance of $79,643,107 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity for the six months ended June 30, 2022 and the six months ended June 30, 2021:

	June 30, 2022	June 30, 2021
Balance at beginning of period	$551,997	$919,678
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	300,977	68,314

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 7 – MSRs (Continued)

Other changes to fair value(1)	(72,379)	(309,204)
Balance at end of period	$780,595	$678,788

Loans associated with MSRs(2)	$79,643,107	$127,453,198
MSR values as percent of loans(3)	0.98%	0.53%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at June 30, 2022 and June 30, 2021, respectively.
(3)Amounts represent the carrying value of MSRs at June 30, 2022 and June 30, 2021, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s consolidated statements of operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Servicing income, net	$56,053	$95,766
Total servicing income	$56,053	$95,766

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Servicing income, net	$123,234	$219,922
Total servicing income	$123,234	$219,922

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of June 30, 2022
Assets:
Mortgage servicing rights	—	—	780,595	780,595
Total	$—	$—	$780,595	$780,595

	December 31, 2021
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2020
Assets:
Mortgage servicing rights	—	—	551,997	551,997
Total	$—	$—	$551,997	$551,997

As of June 30, 2022 and December 31, 2021, the Company had $780,595 and $551,997, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at June 30, 2022 and December 31, 2021:

As of June 30, 2022
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 13.7%	9.1%
	Discount rate	12.0%	12.0%

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 8 – FAIR VALUE (Continued)

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

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	June 30, 2022
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	39,048,256	39,048,256	39,048,256
Restricted cash	1	9,659,030	9,659,030	9,659,030
Commercial mortgage loans held-for-investment	3	1,033,649,358	1,033,971,397	1,025,297,089
Total		$1,082,356,644	$1,082,678,683	$1,074,004,375

Liabilities:
Collateralized loan obligations	2	828,036,131	833,750,000	815,290,375
Secured Term Loan	3	46,845,426	47,750,000	44,279,667
Total		$874,881,557	$881,500,000	$859,570,042

	December 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	14,749,046	14,749,046	14,749,046
Restricted cash	1	3,530,006	3,530,006	3,530,006
Commercial mortgage loans held-for-investment	3	1,001,825,294	1,001,869,994	1,001,473,884
Total		$1,020,104,346	$1,020,149,046	$1,019,752,936

Liabilities:
Collateralized loan obligations	2	826,782,543	833,750,000	834,425,625
Secured term loan	3	46,845,502	47,750,000	50,986,154
Total		$873,628,045	$881,500,000	$885,411,779

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management and Incentive Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the manager a management fee equal to 1.5% of Stockholders' Equity per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity includes the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. Additionally, starting in the first full calendar quarter following January 3, 2020, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) the Stockholders' Equity as of the end of such

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

fiscal quarter, and (ii) 8% per annum. The initial term of our management agreement with our Manager extends until January 3, 2023, with automatic one-year renewals thereafter.

For the three months ended June 30, 2022, the Company incurred management fees of $1,090,652 (June 30, 2021: $725,465), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,095,000 (June 30, 2021: $726,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended June 30, 2022 and the three months ended June 30, 2021, the Company did not incur any incentive fees.

For the six months ended June 30, 2022, the Company incurred management fees of $2,015,269 (June 30, 2021: $1,314,232), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,095,000 (June 30, 2021: $726,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the six months ended June 30, 2022, the Company did not incur incentive fees (June 30, 2021: $132,232), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $0 (June 30, 2021: $132,232) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

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

On March 18, 2019, the Company entered into a support agreement with the prior manager, pursuant to which, the prior manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million. As of June 30, 2022, the Company has provided the full support of $1.96 million under the agreement.

For the three months ended June 30, 2022, the Company incurred reimbursable expenses of $648,645 (June 30, 2021: $496,599), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $651,815 (June 30, 2021: $497,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended June 30, 2022, the Company waived $96,230 in gross exit fees, reducing reimbursed expenses due to the Manager by $48,115 and for the three months ended June 30, 2021, the Company waived $93,677 in gross exit fees, reducing reimbursed expenses due to the Manager by $46,838.

For the six months ended June 30, 2022, the Company incurred reimbursable expenses of $1,039,355 (June 30, 2021: $809,053), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $651,815 (June 30, 2021: $497,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the six months ended June 30, 2022, the Company waived $699,547 in gross exit fees, reducing reimbursed expenses due to the Manager by $349,774 and for the six months ended June 30, 2021, the Company waived $351,918 in gross exit fees, reducing reimbursed expenses due to the Manager by $175,959.

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

The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$4.18	4,500	$2.60
Granted	6,000	2.27	4,500	4.18
Vested	(4,500)	4.18	(4,500)	$2.60
Outstanding Unvested Shares at End of Period	6,000	$2.27	4,500	$4.18

For the period ended June 30, 2022, the Company recognized compensation expense related to restricted common stock of $9,114 (2021: $6,126). The Company has unrecognized compensation expense of $13,030 as of June 30, 2022 (2021: $18,036) for unvested shares of restricted common stock. As of June 30, 2022, the weighted average period for which the unrecognized compensation expense will be recognized is 11.7 months.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

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

During the second quarter of 2022, (a) LFT CRE 2021-FL1, Ltd. purchased three loans with an aggregate unpaid principal balance of $31.2 million at par from LSF and (b) LCMT purchased one loan with an aggregate unpaid principal balance of $6.0 million at par from LSF. As of June 30, 2022, the Company had a $33.8 million receivable from LSF relating to four loans sold by LCMT to LFT CRE 2021-FL1, Ltd. on June 30, 2022. Such receivable was satisfied in full on July 1, 2022.

During the first quarter of 2021, Hunt CRE 2018-FL2, Ltd. purchased three loans with an aggregate unpaid principal balance of $34.9 million at par from LSF.

During the second quarter of 2021, (a) Hunt CRE 2018-FL2 purchased six loans with an aggregate unpaid principal balance of $67.8 million at par from LSF (b) LFT CRE 2021-FL1, Ltd. purchased eight loans with an aggregate unpaid principal balance of $82.6 million at par from LSF and (c) LCMT purchased two loans with an aggregate unpaid principal balance of $21.2 million and funded 18 loan advances with an unpaid principal balance of $14.5 million at par from LSF.

OREC 2018-CRE1, Ltd.

During the second quarter of 2021, LFT CRE 2021-FL1 purchased nine loans with an aggregate unpaid balance of $112.5 million at a net premium of $0.35 million from OREC 2018-CRE1, Ltd., an affiliate of our Manager.

ORIX Real Estate Holdings, LLC

During the second quarter of 2021, LFT CRE 2021-FL1 purchased eight loans with an aggregate unpaid balance of $4.6 million at a net premium of $0.02 million from OREC 2018-CRE1, Ltd., an affiliate of our Manager.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"), FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 10 - GUARANTEES (Continued)
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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $317 million and $348 million as of June 30, 2022 and December 31, 2021, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of June 30, 2022, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of June 30, 2022.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, remains uncertain. As of June 30, 2022, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19, however, as the global pandemic continues, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2022, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of June 30, 2022, LSF, an affiliate of the Manager, had $85.6 million of unfunded commitments related to loans held in LFT CRE 2021-FL1, Ltd. These commitments are not reflected on the Company's consolidated balance sheets.

As of June 30, 2022, LSF, an affiliate of the Manager, had $5.7 million of unfunded commitments related to loans held in LCMT. These commitments are not reflected on the Company's consolidated balance sheets.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 12 - EQUITY
Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,231,152 and 24,947,883 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,269 shares of common stock at a price of $3.06 per share resulting in gross proceeds of approximately $83.5 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through June 30, 2022, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of June 30, 2022, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At June 30, 2022 and December 31, 2021, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

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

Distributions to Stockholders

For the 2022 taxable year to date, the Company has declared dividends to common stockholders totaling $6,267,378, or $0.12 per share. The following table presents cash dividends declared by the Company on its common stock during the six months ended June 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2022	March 31, 2022	April 15, 2022	$3,133,509	$0.071
June 15, 2022	June 30, 2022	July 15, 2022	$3,133,869	$0.071

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the six months ended June 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2022	April 1, 2022	April 15, 2022	$1,181,250	$0.49219
June 15, 2022	July 1, 2022	July 15, 2022	$1,181,250	$0.49219

Non-controlling Interests

On November 29, 2018, Lument Commercial Mortgage Trust, Inc. ("LCMT"), formerly known as Hunt Commercial Mortgage Trust ("HCMT"), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2021 are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations. As of June 30, 2022, LCMT paid 7,500 in dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
Net income		$3,343,852		$1,680,242

Less dividends:
Common stock	$3,133,869		$2,245,309
Preferred stock	1,185,042		725,667
		4,318,911		2,970,976
Undistributed earnings (deficit)		$(975,059)		$(1,290,734)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.06	$0.06	$0.09	$0.09
Undistributed earnings (deficit)	—	(0.02)	—	(0.05)
Total	$0.06	$0.04	$0.09	$0.04

	For the three months ended June 30,
	2022	2021
Basic weighted average shares of common stock	52,221,394	24,939,575
Weighted average of non-vested restricted stock	4,747	4,500
Diluted weighted average shares of common stock outstanding	52,226,141	24,944,075

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
Net income		6,298,651		$4,488,885

Less dividends:
Common stock	$6,267,378		$4,490,214
Preferred stock	2,370,000		729,375
		8,637,378		5,219,589
Undistributed earnings (deficit)		$(2,338,727)		$(730,704)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.14	$0.14	$0.18	$0.18
Undistributed earnings (deficit)	—	(0.05)	—	(0.03)
Total	$0.14	$0.09	$0.18	$0.15

	For the six months ended June 30,
	2022	2021
Basic weighted average shares of common stock	44,384,462	24,939,231
Weighted average of non-vested restricted stock	4,624	4,500
Diluted weighted average shares of common stock outstanding	44,389,086	24,943,731

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of June 30, 2022 and December 31, 2021, we were in compliance with all REIT requirements.

As of June 30, 2022, tax years 2018 through 2021 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

We have evaluated subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

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
The effects of the COVID-19 pandemic did not significantly impact our operating results for the three and six months ended June 30, 2022. However, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2022 and potentially longer.
The U.S. Federal Reserve has recently taken action to increase interest rates in order to control inflation which has created further uncertainty for the economy and our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Additionally, the anticipated continual rise in interest rates an unpredictable geopolitical landscape may cause further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business. It is difficult to predict the full impact of recent changes and any future changes in interest rates, inflation or its impact on the debt capital markets.

Second Quarter 2022 Summary

•Acquired two loans with an initial unpaid principal balance of $17.9 million with a weighted average interest rate of one-month U.S. LIBOR plus 3.30% and a weighted average LIBOR floor of 0.10%.
•Acquired two loans with an initial unpaid principal balance of $19.3 million with a weighted average interest rate of 30-day term SOFR plus 3.64% and a weighted average SOFR floor of 0.69%.
•On June 15, 2022, the Company announced its second quarter common dividend of $0.06 per share of common stock, in line with the previous quarter.
•On June 15, 2022, the Company announced its second quarter preferred dividend of $0.49219 per share of Series A Preferred Stock.
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

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of June 30, 2022, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 91.5% were indexed to one-month LIBOR and 8.5% were indexed to 30-day term SOFR, and all of our collateralized loan obligations were indexed to one-month LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Our net interest income currently benefits from LIBOR/SOFR floors in our commercial loan portfolio, with a weighted average LIBOR floor of 0.25% and a weighted average SOFR floor of 0.20% as of June 30, 2022. As of June 30, 2022, 99.0% of the loans in our commercial mortgage loan portfolio are structured with LIBOR/SOFR floors, 3.1% of which had a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or LIBOR floors on future acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio As of June 30, 2022, the weighted average spread of our commercial loan portfolio was 3.35%, but there is no assurance that these spreads will be maintained as market environments fluctuate. Current market conditions have reflected a widening trend in commercial mortgage loan credit spreads which provide a benefit to interest income.

Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However in March 2022, the Federal Reserve approved a 0.25% rate increase and in June and July 2022 approved further 0.75% rate increases. The Federal Reserve has indicated that, in light of increasing sign of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024.

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

As of June 30, 2022, 91.5% of our commercial mortgage loans by principal balance and 100% of our collateralized loan obligations bear interest related to one-month U.S. LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of June 30, 2022, 100% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as High Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. As of June 30, 2022, the Company identified one office loan as impaired and established an allowance for loan loss of $0.4 million for the three months ended June 30, 2022. Uncertainty about the severity and duration of the economic impact of the COVID-19 pandemic, as exacerbated by events related to virus strains, persist and potential exists for the credit risk of our portfolio to heighten further. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuances, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans outside of our CLO, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of nine loans acquired with an initial aggregate unpaid principal balance of $117.0 million with an aggregate purchase premium of $538,146 and aggregate purchase discount of $171,186, all of our commercial mortgage loans were acquired at par. As of June 30, 2022, our aggregate unamortized purchase premium was $29,875 and our purchase discount was fully amortized, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for LFT CRE 2021-FL1 remains in place through December 2023. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the COVID-19 pandemic. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

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

Managing Our Business through COVID-19

As of March 13, 2020, our Manager, and its affiliates, implemented a work from home, or WFH, policy for employees in all locations. On October 1, 2021, our Manager began reopening offices on a limited basis with certain staff returning to the office on a staggered partial schedule. As of April 1, 2022, all of our offices have reopened with continued flexible work arrangements. Our Manager's highly experienced senior team and dedicated employees have been and continue to be fully operational during this ongoing disruption and are continuing to execute on all investment management, asset management, servicing, portfolio monitoring, financial reporting and related control activities. Our Manager's and affiliates employees are in constant communication to ensure timely coordination and early identification of issues. We continue to engage in ongoing active dialogue with the borrowers in our commercial mortgage loan portfolio to understand what is taking place at the properties collateralizing our investments.

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

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended June 30, 2022, we recorded earnings per share of $0.04, declared a quarterly dividend of $0.06 per share, and reported $0.05 per share of Distributable Earnings. In addition, our book value per share of common stock was $3.60.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended
	June 30, 2022	June 30, 2021
Net income(1)	$2,158,810	$954,575
Weighted-average shares outstanding, basic and diluted	52,226,141	24,944,075
Net income per share, basic and diluted	$0.04	$0.04
Dividends declared per share	$0.06	$0.09
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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended
	June 30, 2022	March 31, 2022
Net income attributable to common stockholders	$2,158,810	$1,769,841
Unrealized (gain) on mortgage servicing rights	(81,216)	(147,382)
Unrealized provision for loan losses	351,914	—
Recognized compensation expense related to restricted common stock	4,476	4,638
Adjustment for income taxes	25,669	51,665
Distributable Earnings	$2,459,653	$1,678,762
Weighted-average shares outstanding, basic and diluted	52,226,141	36,464,952
Distributable Earnings per share, basic and diluted	$0.05	$0.05

Book Value Per Share of Common Stock

The following table calculates our book value per share of common stock:

	June 30, 2022	March 31, 2022
Total stockholders' equity	$247,996,564	$248,981,343
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	187,996,564	188,981,343
Shares of common stock issued and outstanding at period end	52,231,152	52,225,152
Book value per share of common stock	$3.60	$3.62

As of June 30, 2022, our common stockholders' equity was $188.0 million, and our book value per share of common stock was $3.60 on a basic and fully diluted basis. Our equity decreased by $1.0 million compared to our equity as of March 31, 2022 primarily as a result of $1.1 million in distributions greater than net income the quarter.

Investment Portfolio

Commercial Mortgage Loans

As of June 30, 2022, we have determined that we are the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2021	$1,001,825,294
Purchases and fundings	222,142,167
Proceeds from principal repayments	(190,040,765)
Accretion of purchase discount	125,098
Amortization of purchase premium	(50,522)
Provision for loan losses	(351,914)
Balance at June 30, 2022	$1,033,649,358

The following table details overall statistics for our loan portfolio as of June 30, 2022 and December 31, 2021:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
June 30, 2022
Loans held-for-investment
Senior secured loans(3)	$1,033,971,397	$1,034,001,272	69	100.0%	4.5%	3.7
Allowance for loan losses	N/A	$(351,914)
	$1,033,971,397	$1,033,649,358	69	100.0%	4.5%	3.7

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2021
Loans held-for-investment
Senior secured loans(3)	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7
	$1,001,869,994	$1,001,825,294	66	100.0%	3.9%	3.7

(1)    Weighted average coupon assumes applicable one-month LIBOR of 1.12% and 0.10% and 30-day Term SOFR of 1.13% and 0.00% as of June 30, 2022 and December 31, 2021, respectively, inclusive of weighted average interest rate floors of 0.24% and 0.49%, respectively. As of June 30, 2022, 91.5% of the investments by total investment exposure earned a floating rate indexed to one-month USD LIBOR and 8.5% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2021, 100% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of June 30, 2022, $982,932,117 of the outstanding senior secured loans were held in VIEs and $51,039,280 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2021, $974,025,294 of the outstanding senior secured loans were held in VIEs and $27,800,000 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of June 30, 2022:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior secured	December 16, 2021	$54,455,784	$51,375,000	Daytona, FL	Multi-Family	1mL + 3.1	4.6	71.7%
2	Senior secured	November 22, 2019	$42,600,000	$36,781,588	Virginia Beach, VA	Multi-Family	1mL + 3.2	2.5	77.1%
3	Senior secured	June 28, 2021	$39,263,000	$34,690,000	Barrington, NJ	Multi-Family	1mL + 3.1	4.1	78.1%
4	Senior secured	November 2, 2021	$33,500,000	$33,500,000	Warner Robbins, GA	Multi-Family	1mL + 3.0	2.4	51.4%
5	Senior secured	June 8, 2021	$35,877,500	$33,360,000	Chattanooga, TN	Multi-Family	1mL + 3.7	4.1	79.8%
6	Senior secured	June 8, 2021	$32,500,000	$30,576,666	Miami, FL	Multi-Family	1mL + 3.2	4.1	74.3%
7	Senior secured	May 20, 2021	$33,000,000	$27,803,800	Marietta, GA	Multi-Family	1mL + 3.1	4.0	77.0%
8	Senior secured	April 22, 2021	$27,750,000	$27,750,000	Los Angeles, CA	Multi-Family	1mL + 3.3	0.4	55.0%
9	Senior secured	June 7, 2021	$29,400,000	$26,400,000	San Antonio, TX	Multi-Family	1mL + 3.4	4.1	80.0%
10	Senior secured	August 26, 2021	$27,268,000	$24,832,000	Clarkston, GA	Multi-Family	1mL + 3.5	4.2	79.0%
11	Senior secured	November 15, 2021	$26,003,000	$24,330,000	El Paso, TX	Multi-Family	1mL + 3.1	4.5	76.0%
12	Senior secured	October 18, 2021	$28,250,000	$23,348,000	Cherry Hill, NJ	Multi-Family	1mL + 3.0	4.4	72.4%
13	Senior secured	August 26, 2021	$23,370,000	$21,957,240	Union City, GA	Multi-Family	1mL + 3.4	4.3	70.4%
14	Senior secured	November 16, 2021	$21,975,000	$20,960,000	Dallas, TX	Multi-Family	1mL + 3.2	4.5	73.5%
15	Senior secured	August 31, 2021	$21,750,000	$20,700,000	Houston, TX	Multi-Family	1mL + 3.3	4.3	74.2%
16	Senior secured	October 29, 2021	$20,500,000	$20,500,000	Knoxville, TN	Multi-Family	1mL + 3.8	4.4	70.0%
17	Senior secured	June 30, 2021	$21,968,000	$20,188,700	Jacksonville, FL	Multi-Family	1mL + 3.5	4.1	77.1%
18	Senior secured	October 13, 2017	$20,000,000	$19,648,818	Seattle, WA	Self Storage	1mL + 3.6	2.4	46.5%
19	Senior secured	November 5, 2021	$20,965,000	$19,200,000	Orlando, FL	Multi-Family	1mL + 3.0	4.4	78.1%
20	Senior secured	February 11, 2022	$20,165,000	$18,599,480	Tampa, FL	Multi-Family	1mS + 3.6	4.8	78.0%

21	Senior secured	November 23, 2021	$19,925,000	$18,400,000	Orange, NJ	Multi-Family	1mL + 3.2	4.5	78.0%
22	Senior secured	October 12, 2021	$17,500,000	$17,500,000	Atlanta, GA	Multi-Family	1mL + 3.2	2.3	42.9%
23	Senior secured	July 8, 2021	$17,000,000	$17,000,000	Knoxville, TN	Multi-Family	1mL + 4.0	2.2	69.7%
24	Senior secured	December 28, 2018	$24,123,000	$16,672,623	Austin, TX	Retail	1mL + 4.1	0.6	60.5%
25	Senior secured	September 30, 2021	$17,583,000	$16,663,000	Hanahan, SC	Multi-Family	1mL + 3.2	4.3	76.4%
26	Senior secured	February 1, 2022	$16,160,000	$15,400,000	San Antonio, TX	Multi-Family	1mS + 3.5	4.7	79.8%
27	Senior secured	February 22, 2022	$18,241,527	$15,000,000	Philadelphia, PA	Multi-Family	1mS + 3.8	4.8	80.0%
28	Senior secured	April 12, 2021	$17,000,000	$15,000,000	Cedar Park, TX	Multi-Family	1mL + 3.8	3.9	66.7%
29	Senior secured	December 2, 2021	$16,250,000	$14,857,637	Colorado Springs, CO	Multi-Family	1mL + 3.0	4.5	72.5%
30	Senior secured	December 1, 2021	$16,071,800	$14,080,000	Horn Lake, MS	Multi-Family	1mL + 3.3	4.5	75.7%
31	Senior secured	November 3, 2021	$13,870,000	$13,720,000	Louisville, KY	Multi-Family	1mL + 3.4	4.4	75.4%
32	Senior secured	October 14, 2021	$13,440,000	$13,440,000	Bridgeton, NJ	Multi-Family	1mL + 3.3	0.9	70.0%
33	Senior secured	May 28, 2021	$13,675,000	$13,332,734	Houston, TX	Multi-Family	1mL + 3.4	2.0	73.8%
34	Senior secured	January 14, 2022	$17,500,000	$13,300,000	Brooklyn, NY	Multi-Family	1mS + 3.8	4.7	64.3%
35	Senior secured	May 12, 2021	$13,930,000	$13,026,000	Fort Worth, TX	Multi-Family	1mL + 3.4	4.0	74.9%
36	Senior secured	August 16, 2021	$15,886,000	$12,750,000	Columbus, OH	Multi-Family	1mL + 3.7	4.3	75.0%
37	Senior secured	December 13, 2021	$15,656,650	$12,600,000	Evansville, IN	Multi-Family	1mL + 3.3	4.6	74.3%
38	Senior secured	October 1, 2021	$13,775,000	$12,100,000	East Nashville, TN	Multi-Family	1mL + 3.4	4.3	79.1%
39	Senior secured	July 23, 2018	$16,200,000	$11,748,199	Chicago, IL	Office	1mL + 3.8	1.2	72.7%
40	Senior secured	October 28, 2021	$12,250,000	$11,202,535	Tampa, FL	Multi-Family	1mL + 3.0	4.4	75.7%
41	Senior secured	September 30, 2021	$11,300,000	$10,795,000	Clearfield, UT	Multi-Family	1mL + 3.2	4.3	68.0%
42	Senior secured	April 23, 2021	$11,600,000	$10,497,000	Tualatin, OR	Multi-Family	1mL + 3.2	3.9	73.9%
43	Senior secured	December 29, 2021	$11,000,000	$10,239,800	Phoenix, AZ	Multi-Family	1mL + 3.7	4.6	75.9%
44	Senior secured	December 2, 2021	$9,975,000	$9,975,000	Tomball, TX	Multi-Family	1mL + 3.4	4.5	68.5%
45	Senior secured	November 23, 2021	$10,706,000	$9,856,000	Atlanta, GA	Multi-Family	1mL + 3.4	4.5	79.5%
46	Senior secured	January 14, 2022	$10,234,000	$9,609,250	Houston, TX	Multi-Family	1mL + 3.6	4.7	78.8%
47	Senior secured	October 21, 2021	$11,500,000	$9,100,000	Madison, TN	Multi-Family	1mS + 3.2	4.4	68.4%
48	Senior secured	November 30, 2021	$11,276,000	$8,400,000	Lindenwood, NJ	Multi-Family	1mL + 3.6	4.5	76.4%
49	Senior secured	May 12, 2021	$8,950,000	$8,220,000	Lakeland, FL	Multi-Family	1mL + 3.4	4.0	76.8%
50	Senior secured	April 7, 2021	$10,152,000	$7,963,794	Phoenix, AZ	Multi-Family	1mL + 3.6	3.9	69.5%
51	Senior secured	October 29, 2021	$9,000,000	$7,934,000	Riverside, MO	Multi-Family	1mL + 3.4	4.4	76.6%
52	Senior secured	November 16, 2021	$7,680,000	$7,680,000	Cape Coral, FL	Multi-Family	1mL + 3.3	2.5	79.2%
53	Senior secured	March 19, 2021	$8,348,000	$7,513,000	Glendora, CA	Multi-Family	1mL + 3.6	3.8	72.2%

54	Senior secured	September 28, 2021	$8,125,000	$7,286,000	Chicago, IL	Multi-Family	1mL + 3.7	4.3	75.9%
55	Senior secured	February 18, 2022	$7,800,000	$7,200,000	Drexel Hills, PA	Multi-Family	1mL + 4.0	4.8	78.1%
56	Senior secured	December 30, 2021	$7,000,000	$7,000,000	New Haven, CT	Multi-Family	s	1.1	59.8%
57	Senior secured	March 31, 2021	$8,432,000	$6,893,000	Tucson, AZ	Multi-Family	1mL + 3.6	3.8	72.8%
58	Senior secured	July 1, 2021	$7,285,000	$6,290,000	Harker Heights, TX	Multi-Family	1mL + 3.6	4.1	72.3%
59	Senior secured	August 28, 2019	$6,250,000	$6,054,427	Austin, TX	Multi-Family	1mL + 3.3	2.3	69.9%
60	Senior secured	April 27, 2022	$55,220,000	$6,000,000	North Brunswick, NJ	Multi-Family	1mS + 3.4	4.9	79.9%
61	Senior secured	May 21, 2021	$7,172,000	$5,994,000	Youngtown, AZ	Multi-Family	1mL + 3.7	4.0	71.4%
62	Senior secured	October 26, 2021	$6,807,000	$5,812,000	Indianapolis, IN	Multi-Family	1mL + 3.9	4.4	77.1%
63	Senior secured	June 10, 2019	$6,000,000	$5,295,605	San Antonio, TX	Multi-Family	1mL + 2.9	2.1	62.9%
64	Senior secured	April 30, 2021	$5,472,000	$5,285,500	Daytona Beach, FL	Multi-Family	1mL + 3.7	3.9	77.4%
65	Senior secured	December 13, 2021	$6,799,000	$5,250,000	Evansville, IN	Multi-Family	1mL + 3.3	4.6	73.9%
66	Senior secured	July 14, 2021	$6,048,000	$5,248,000	Birmingham, AL	Multi-Family	1mL + 3.7	4.2	71.7%
67	Senior secured	November 19, 2021	$6,453,000	$5,040,000	Huntsville, AL	Multi-Family	1mL + 3.8	4.5	78.8%
68	Senior secured	November 30, 2018	$4,446,000	$4,446,000	Anderson, SC	Multi-Family	1mL + 3.3	0.4	53.7%
69	Senior secured	December 28, 2021	$52,800,000	$2,800,000	Houston, TX	Multi-Family	1mS + 3.3	4.6	71.2%

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

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loan discussed below as of June 30, 2022 or December 31, 2021.

During the period ended June 30, 2022, management identified one loan, collateralized by an office building, with an unpaid principal value of $11.7 million as impaired, reflecting a decline in collateral value attributable to (i) recent and near term vacancies at the property; (ii) new information available during three months ended June 30, 2022 regarding the addition of office space supply that will increase the submarket vacancy rate in the local market and (iii) declining market conditions. As of June 30, 2022, this loan was not yet in default, but the borrower may not be able to pay off or refinance the loan at maturity. Based on this review, a reserve of $0.4 million was recorded for this impaired loan in three months ended June 30, 2022. Additionally, this loan was placed on non-accrual as result of the impaired loan classification, however, the borrower continues to remain current on debt service payments. As of August 8, 2022, this loan has been placed in maturity default. We are working closely with the borrower and anticipate entering into a forbearance agreement extending the maturity date to December 2022 to allow the borrower more time to market and sell the property.

We maintain strong relationships with our borrowers and utilized those relationships to address potential impacts on loans secured by properties experiencing cash flow pressure. All of our loans are current with respect to principal and interest, other than the loan discussed above, however, we will continue to engage in discussions with them should these difficulties arise.

We have not entered into any forbearance agreements or loan modifications to date, other than the anticipated forbearance agreement discussed above. However, we can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into any forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 2.3 as of June 30, 2022 and December 31, 2021, respectively. The change in underlying risk rating consisted of commercial mortgage loans that paid off with a risk rating of "2" of $83.0 million, a risk rating of "3" of $99.0 million and a risk rating of "4" of $8.0 million, offset by the purchase of commercial mortgage loans with a risk rating of "2" of $119.0 million and a risk rating of "3" of $103.2 million during the three months ended June 30, 2022. Additionally, $80.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3", $76.7 million of loans with a risk rating of "3" transitioned to a risk rating of "2", $5.3 million of loans transitioned from a risk rating of "4" to a risk rating of "3" and $11.7 million of loans transitioned from a risk rating of "4" to a risk rating of "5". The following table presents the principal balance and net book value based on our internal risk ratings:

	June 30, 2022
Risk Rating	Number of Loans	Unpaid Principal Balance	Net Carrying Value
1	—	$—	$—
2	45	667,068,717	667,068,717
3	23	355,154,481	355,184,356
4	—	—	—
5	1	11,748,199	11,396,285
	69	$1,033,971,397	$1,033,649,358

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of June 30, 2022, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $828 million and $833.8 million, respectively. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee was the earlier of the contractual maturity of the underlying mortgage and its repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated on November 28, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20.0 million and (b) minimum available liquidity equal to the greater of (x) $5.0 million and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Note 10 to our consolidated financial statements included in this Quarterly Report on form 10-Q for a further description of MAXEX.

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

The Company evaluates each loan rated High Risk or above as to whether it is impaired on a quarterly basis. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses. As of June 30, 2022, the Company identified one office loan as impaired and established an allowance for loan loss of $0.4 million for the three months ended June 30, 2022. See Note 3 for further detail.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of June 30, 2022, the Company has not recognized any additional impairments on its loans held-for-investment, other than the loan noted above. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, have not recorded any allowance for loan losses.

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2022 and December 31, 2021:

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

	June 30, 2022
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,033,649,358	$780,595	$39,048,256	$1,073,478,209
Collateralized Loan Obligations	(828,036,131)	—	—	(828,036,131)
Other(3)	44,000,849	—	(4,160,466)	39,840,383
Restricted Cash	9,659,031	—	—	9,659,031
Capital Allocated	$259,273,107	$780,595	$34,887,790	$294,941,492
% Capital	87.9%	0.3%	11.8%	100.0%

	December 31, 2021
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,001,825,294	$551,997	$14,749,046	$1,017,126,337
Collateralized Loan Obligations	(826,782,543)	—	—	(826,782,543)
Other(3)	25,769,860	—	(3,422,658)	22,347,202
Restricted Cash	3,530,006	—	—	3,530,006
Capital Allocated	$204,342,617	$551,997	$11,326,388	$216,221,002
% Capital	94.5%	0.3%	5.2%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

Results of Operations

As of June 30, 2022, we consolidated the assets and liabilities of one CRE CLO, LFT CRE 2021-FL1, Ltd. Additionally, although the COVID-19 pandemic did not significantly impact our operating results for the period ended June 30, 2022, should the pandemic and resulting economic deterioration persist, we expect it may affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, interest income, credit losses and commercial mortgage loan reinvestment, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control.

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

The table below presents information from our Statement of Operations for the three and six months ended June 30, 2022 and June 30, 2021, respectively:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$12,633,772	$8,227,979	$22,642,836	$15,698,096
Cash and cash equivalents	4,912	12,778	9,767	17,078
Interest expense:
Collateralized loan obligations	(5,284,890)	(2,211,947)	(9,289,128)	(4,397,189)
Secured Term Loan	(937,210)	(774,363)	(1,859,853)	(1,546,228)
Net interest income	6,416,584	5,254,447	11,503,622	9,771,757
Other (loss):
Provision for loan losses	(351,914)	—	(351,914)	—
Unrealized gain (loss) on mortgage servicing rights	81,216	(220,435)	228,598	(240,890)
Loss on extinguishment of debt	—	(1,663,926)	—	(1,663,926)
Servicing income, net	56,053	95,766	123,234	219,922
Total other (loss)	(214,645)	(1,788,595)	(82)	(1,684,894)
Expenses:
Management and incentive fees	1,090,652	725,465	2,015,269	1,446,464
General and administrative expenses	960,420	520,013	1,813,152	1,200,327
Operating expenses reimbursable to Manager	648,645	496,599	1,039,355	809,053
Other operating expenses	77,808	48,054	153,998	82,807
Compensation expense	54,893	49,491	105,781	98,626
Total expenses	2,832,418	1,839,622	5,127,555	3,637,277
Net income before provision for income taxes	3,369,521	1,626,230	6,375,985	4,449,586
(Provision for) benefit from income taxes	(25,669)	54,012	(77,334)	39,299
Net income	3,343,852	1,680,242	6,298,651	4,488,885
Dividends accrued to preferred stockholders	(1,185,042)	(725,667)	(2,370,000)	(729,375)
Net income attributable to common stockholders	$2,158,810	$954,575	$3,928,651	$3,759,510
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$2,158,810	$954,575	$3,928,651	$3,759,510
Weighted average number of shares of common stock outstanding	52,226,141	24,944,075	44,389,086	24,943,731
Basic and diluted income per share	$0.04	$0.04	$0.09	$0.15
Dividends declared per share of common stock	$0.06	$0.09	$0.12	$0.18

Net Income Summary

For the six months ended June 30, 2022, our net income attributable to common stockholders was $3,928,651, or $0.09 basic and diluted net income per average share, compared with net income of $3,759,510, or $0.15 basic and diluted net income per average share, for the six months ended June 30, 2021.  The principal drivers of this net income increase was an increase in net interest income from $9,771,757 for the six months ended June 30, 2021 to $11,503,622 for the six months ended June 30, 2022 and a decrease in total other loss from $1,684,894 for the six months ended June 30, 2021 to $82 for the six months ended June 30, 2022, which more than offset an increase in total expenses from $3,637,277 for the six months ended June 30, 2021 to $5,127,555 for the six months ended June 30, 2022 and an increase in accrued preferred dividends of $729,375 for the six months ended June 30, 2021 to $2,370,000 for the six months ended June 30, 2022.

For the three months ended June 30, 2022, our net income attributable to common stockholders was $2,158,810, or $0.04 basic and diluted net income per average share, compared with net income of $954,575, or $0.04 basic and diluted net income per average share, for the three months ended June 30, 2021.  The principal drivers of this net income increase were an increase in net interest income from $5,254,447 for the three months ended June 30, 2021 to $6,416,584 for the three months ended June 30, 2022 and a decrease in total other loss from $1,788,595 for the three months ended June 30, 2021 to $214,645 for the three months ended June 30, 2022, which more than offset an increase in total expenses from $1,839,622 for the three months ended June 30, 2021 to $2,832,418 for the three months ended June 30, 2022 and an increase in accrued preferred dividends of $725,667 for the three months ended June 30, 2021 to $1,185,042 for the three months ended June 30, 2022.

Net Interest Income

For the six months ended June 30, 2022 and the six months ended June 30, 2021, our net interest income was $11,503,622 and $9,771,757, respectively. The increase was primarily due to (i) a $500.8 million increase in weighted-average principal of our loan portfolio; (ii) a 35bps increase in weighted-average floating rate of our loan portfolio and (iii) a 7bps decrease in weighted average spread for our CLO liabilities. This was offset by (i) a $371.1 million increase in weighted-average principal balance of our CLO liabilities; (ii) a decrease in exit/extension/prepayment fees of $433.9 thousand for our loan portfolio; (iii) a decrease of 119bps in weighted-average LIBOR/SOFR floors on our loan portfolio for the six months ended June 30, 2022 compared to the corresponding period in 2021; (iv) a 15bps decrease in weighted-average spread on the loan portfolio for the six months ended June 30, 2022 compared to the corresponding period in 2021, (v) a 35bps increase in weighted-average LIBOR for our CLO liabilities and (vi) an increase of $551.8 thousand in amortized debt issuance costs.

For the three months ended June 30, 2022 and the three months ended June 30, 2021, our net interest income was $6,416,584 and $5,254,447, respectively. The increase was primarily due to (i) a $522.6 million increase in weighted-average principal of our loan portfolio; (ii) a 65bps increase in weighted-average floating rate of our loan portfolio and (iii) a 11bps decrease in weighted average spread for our CLO liabilities. This was offset by (i) a $354.3 million increase in weighted-average principal balance of our CLO liabilities; (ii) a decrease in exit/extension/prepayment fees of $146.7 thousand for our loan portfolio; (iii) a decrease of 114bps in weighted-average LIBOR/SOFR floors on our loan portfolio for the three months ended June 30, 2022 compared to the corresponding period in 2021; (iv) a 15bps decrease in weighted-average spread on the loan portfolio for the three months ended June 30, 2022 compared to the corresponding period in 2021, (v) a 62bps increase in weighted-average LIBOR for our CLO liabilities and (vi) an increase of $347.1 thousand in amortized debt issuance costs.

Other Income (Loss)

For the six months ended June 30, 2022, our other loss was $82. This loss was driven by an allowance for loan losses of $351,914 which more than offset net servicing income of $123,234 and net unrealized gains on mortgage servicing rights of $228,598 as a result of increased interest rates in the period.

For the six months ended June 30, 2021, we incurred a loss of $1,684,894. This loss was driven by loss on extinguishment of debt of $1,663,926 resulting from the unwind of Hunt CRE 2018-FL2 and the impact of net unrealized losses on mortgage servicing rights of $240,890 caused by decreased unpaid principal balance and lower interest rates which increased prepayments and lower projected float income which more than offset net servicing income of $219,922.

The period-over-period decrease in other loss was primarily due to the loss on extinguishment of debt from the unwind of Hunt CRE 2018-FL2 and the change in unrealized gain on mortgage servicing rights as a result of increased interest rates in the period reducing the CPR of the servicing portfolio.

For the three months ended June 30, 2022, our other loss was $214,645. This loss was driven by an allowance for loan losses of $351,914 which more than offset net servicing income of 56,053 and net unrealized gains on mortgage servicing rights of $81,216 as a result of increased interest rates in the period.

For the three months ended June 30, 2021, we incurred a loss of $1,788,595. This loss was driven by loss on extinguishment of debt of $1,663,926 resulting from the unwind of Hunt CRE 2018-FL2 and the impact of net unrealized losses on mortgage servicing rights of $220,435 caused by decreased unpaid principal balance and lower interest rates which increased prepayments and lower projected float income which more than offset net servicing income of $95,766.

The period-over-period decrease in other loss was primarily due to the loss on extinguishment of debt from the unwind of Hunt CRE 2018-FL2 and the change in unrealized gain on mortgage servicing rights as a result of increased interest rates in the period reducing the CPR of the servicing portfolio.

Expenses

For the six months ended June 30, 2022, we incurred management and incentive fees of $2,015,269 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $3,112,286, of which $1,039,355 was payable to our Manager and $2,072,931 was payable directly by us.

For the six months ended June 30, 2021, we incurred management fees of $1,446,464 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,190,813 of which $809,053 was payable to our Manager and $1,381,760 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects an increase in management, accounting, administration, audit, CLO, legal, listing and professional fees and expense reimbursement.

For the three months ended June 30, 2022, we incurred management and incentive fees of $1,090,652 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,741,766, of which $648,645 was payable to our Manager and $1,093,121 was payable directly by us.

For the three months ended June 30, 2021, we incurred management fees of $725,465 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,114,157 of which $496,599 was payable to our Manager and $617,558 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects an increase in management, administration, CLO, legal, listing and professional fees and expense reimbursement.

Income Tax Expense (Benefit)

For the six months ended June 30, 2022, the Company recognized a provision for income taxes of $77,334 and for the six months ended June 30, 2021, the Company recognized a benefit from income taxes in the amount of $39,299. The period-over-period increase in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized gain on mortgage servicing rights.

For the three months ended June 30, 2022, the Company recognized a provision for income taxes of $25,669 and for the three months ended June 30, 2021, the Company recognized a benefit from income taxes in the amount of $54,012. The period-over-period increase in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized gain on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with match term collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed LFT CRE 2021-FL1 issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70 million were below investment-grade notes retained by us. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of June 30, 2022, our balance sheet included $47.8 million of a secured term loan and $833.8 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in January 2026 and our collateralized loan financing is term-matched and matures in 2039 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2022, we had unrestricted cash and cash equivalents of $39 million, compared to $14.7 million as of December 31, 2021.

As of June 30, 2022, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of June 30, 2022, the ratio of our recourse debt to equity was 0.2:1.

As of June 30, 2022, we consolidated the assets and liabilities of LFT CRE 2021-FL1, Ltd. The assets of the trust are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of June 30, 2022, the carrying value of these non-recourse liabilities aggregated to $828.0 million. As of June 30, 2022, our total debt to equity ratio was 3.6:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2022 and 2020:

	For the six months ended June 30,
	2022	2021
Cash Flows From Operating Activities	8,295,434	7,061,220
Cash Flows From Investing Activities	(51,135,052)	(144,006,805)
Cash Flows From Financing Activities	73,267,852	412,407,902
Net Increase in Cash, Cash Equivalents and Restricted Cash	$30,428,234	$275,462,317

During the six months ended June 30, 2022, cash, cash equivalents and restricted cash increased by $30.4 million and for the six months ended June 30, 2021, cash, cash equivalents and restricted cash increased by $275.5 million.

Operating Activities

For the six months ended June 30, 2022 and 2021, net cash provided operating activities totaled $25.5 million and $3.2 million, respectively. For the six months ended June 30, 2022, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd., a VIE we consolidated during the period, of $14.1 million, interest received from our senior secured loans held outside the VIE we consolidate of $0.8 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $1.8 million, management and incentive fees of $2.0 million, expense reimbursements of $1.1 million and other operating expenditures of $2.0 million. For the six months ended June 30, 2021, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd., VIE’s we consolidated in the period, of $10.9 million, interest received from our senior secured loans held outside VIE’s we consolidate of $0.5 million and cash received from mortgage servicing rights of $0.2 million exceeding cash interest expense paid on our Secured Term Loan of $1.6 million, management fees of $1.2 million, expense reimbursement of $0.7 million and other operating expenditures of $1.6 million.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities totaled $51.1 million. This was a result of the cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period. For the six months ended June 30, 2021 net cash used in investing activities totaled $144.0 million. This was the result of cash received from principal repayment of commercial mortgage loans held for investment exceeding the cash used for purchase and funding of commercial mortgage loans held for investment for the purchase and funding of commercial mortgage loans held for investment.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities totaled $73.3 million and primarily related to proceeds from issuance of common stock of $81.1 million which more than offset payments of common stock dividends of $5.4 million, payments of preferred stock dividends of $2.4 million and payment of debt issuance costs of $0.1 million.. For the six months ended June 30, 2021, net cash used in financing activities totaled $412.4 million and primarily related to proceeds from issuance of our Series A Preferred Stock of $57.6 million and proceeds from collateralized loan obligations of $833.8 million which more than offset payment of common stock dividends of $5.5 million, repayment of collateralized loan obligations of $465.3 million and payment of debt issuance costs of $7.8 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2022, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of June 30, 2022, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On June 15, 2022, we announced that our board of directors had declared a cash dividend rate for the second quarter of 2022 of $0.06 per share of common stock which was paid on July 15, 2022 and declared a cash dividend rate for the second quarter of 2022 of $0.49219 per share of Series A Preferred Stock which was paid on July 15, 2022.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2022. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

LUMENT FINANCE TRUST, INC.

Dated: August 8, 2022	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2022	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)