Form 10-K
period 2022-12-31
Lument Finance Trust, Inc.
filed 2023-03-23
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $65.2 million as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of March 21, 2023, there were 52,231,152 outstanding shares of common stock, $0.01 par value.

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
•the potential unavailability of the London Interbank Offered Rate ("LIBOR") after December 31, 2022; and
•our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended ("the Code"), and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").
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

Our Company

We are a real estate investment trust ("REIT") focused on investing in, originating, financing and managing a portfolio of commercial real estate ("CRE") debt investments. We primarily invest or originate in transitional floating rate CRE mortgage loans with an emphasis on middle-market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments.

We are externally managed by our manager, Lument Investment Management (the "Manager" or "Lument IM") pursuant to the terms of our management agreement. Our Manager is a subsidiary of Lument Real Estate Capital Holdings, LLC ("Lument"). Lument is a subsidiary of ORIX Corporation USA ("ORIX USA"), a diversified financial company and a subsidiary of ORIX Corporation ("ORIX"). ORIX is a publicly traded, Tokyo-based international financial services company with assets in excess of $102 billion as of September 2022 and was ranked number 345 on Forbes 2021 Global 2000: World's Biggest Public Companies.

We are a Maryland corporation that was formed in March 2012 and commenced operations in May 2012. We have elected to be taxed as a REIT for U.S. federal income tax purposes. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "LFT" and our 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") is traded on the NYSE under the symbol "LFTPrA."

Our Manager and Lument

We are externally managed and advised by our Manager, a subsidiary of Lument. At December 31, 2022, Lument had approximately 600 employees located in over 30 offices throughout the United States. We have access to an extensive loan origination platform through our affiliation with Lument, which is a premier national mortgage originator and asset manager. Lument's origination teams employ a relationship-focused approach to lending opportunities and focus on speed and certainty of execution for its borrower clients, thereby strengthening Lument's reputation as a reliable counterparty and encouraging repeat business.

Our Manager implements our business strategy, performs investment advisory services with respect to our assets, and is responsible for performing all of our day-to-day operations. Our Manager is an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC") and is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, our Manager is entitled to receive a base management fee, an incentive fee, and certain expense reimbursements.

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

Our Target Assets

Commercial Mortgage Loans. We intend to continue to focus on selectively acquiring first mortgage loans sourced by our Manager and its affiliates and through directly originating first mortgage loans on our balance sheet. These loans are secured by a first mortgage lien on a commercial property, may vary in duration, predominantly bear interest at a floating rate, may provide for regularly scheduled principal amortization and typically require a balloon payment of principal at maturity. These investments may encompass a whole commercial mortgage loan or may include a participation in a portion of a commercial mortgage loan.

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

Our Portfolio

Transitional Multifamily and Commercial Real Estate Loans

As of December 31, 2022, our mortgage loan investment portfolio consisted of 71 senior secured floating rate loans with an aggregate unpaid principal balance of $1.1 billion, collectively having a weighted average coupon of 7.6% and a weighted average term to maturity of 3.5 years. As of December 31, 2022, 89.5% of the portfolio was supported by multifamily assets.

During 2022, the Company originated or acquired $345.9 million in loans and realized $270.9 million of loan repayments. This activity resulted in net investments of $75.0 million. The following table details the overall statistics of our loan portfolio as of December 31, 2022:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)	LTV(3)
December 31, 2022
Loans held-for-investment
Senior secured loans(4)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5	71.5%
Allowance for loan losses	N/A	$(4,258,668)
	$1,076,865,099	$1,071,889,518	71	100.0%	7.6%	3.5	71.5%

(1)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% and 30-day Term SOFR of 4.19% as of December 31, 2022 and inclusive of weighted average interest rate floors of 0.27%. As of December 31, 2022, 77.4% of the investments by total exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
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
(4)    As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in variable interest entities ("VIEs") and $75,378,115 of the outstanding senior secured loans were held outside VIEs.

The charts below present the geographic dispersion of our loan portfolio and the property types securing our loan portfolio as of December 31, 2022:

MSRs

As of December 31, 2022, the Company retained the servicing rights associated with residential mortgage loans having an aggregate unpaid principal balance of approximately $74.8 million that we had previously transferred to three residential mortgage loan securitization trusts. The carrying value of these MSRs at December 31, 2022 was approximately $0.8 million. The Company ceased the aggregation of residential mortgage loans in 2016 and other than servicing our existing portfolio, we do not anticipate any residential loan activity going forward.

Our Financing Strategy

We seek to use leverage to increase potential returns to our stockholders. We may use on-recourse CRE CLOs, secured revolving repurchase agreements, term loan facilities, warehouse facilities, asset-specific financing structures and other forms of leverage. As of December 31, 2022, our assets were financed with a match term, non-recourse CRE CLO and one senior corporate credit facility.

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
•We are permitted to invest in residential mortgage-backed securities, multi-family mortgage-backed securities, commercial mortgage-backed securities, residential mortgage loans, multi-family mortgage loans, CRE mortgage loans, mortgage servicing rights and other mortgage or real estate-related investments.
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

Taxable income generated by our taxable REIT subsidiary ("TRS"), is subject to regular corporate income tax. For the fiscal year 2022, our TRS did not generate taxable income.

 Qualification as a REIT

Continued qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Income Tests. In order to maintain our REIT qualification, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions" (as defined herein), discharge of indebtedness and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), rents from real property, dividends received from other REITs, and gains from the sale of designated real estate assets, as well as, specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from "prohibited transactions", discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as, other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

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
•If we fail to develop, enhance and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our business, financial condition, results of operations and our ability to make distributions to our stockholder may be adversely affected.
•We may change our target assets, investment or financing strategies and other operational policies without stockholder consent, which may adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
•The ongoing outbreak of COVID-19 could have an adverse impact on our financial performance and results of operations.
•Our floating-rate commercial mortgage loans are subject to various risks, such as interest rate risk, prepayment risk, real estate risk and credit risk.
•Transitional mortgage loans involve greater risk than conventional mortgage loans.
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
•The planned discontinuation of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations and financial results.
•Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of, or return from, a loan secured by a particular property.
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

Risks Related to Our Organization and Structure

•Because of their significant ownership of our common stock, Lument Investment Holdings, LLC, an affiliate of our Manager, and Hunt Investors (as described herein) have the ability to influence the outcome of matters that require a vote of stockholders, including change of control.
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

We seek to generate current income and attractive risk-adjusted returns for our stockholder. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value, and the assets that we acquire may experience defaults of interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our assets. Any income that we do realize may not be sufficient to offset other losses that we experience.

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

The impact of the COVID-19 pandemic has rapidly evolved around the globe, with countries, at various times, taking meaningful measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. While restrictions have eased and the global economy has largely re-opened, many medical and public health experts believe that COVID-19 could perpetually reoccur for years, such as seasonally in winter, and even if generally ceasing to be fatal for most people, such reoccurrence could increase the possibility of periods of increased restrictions on business operations. The COVID-19 pandemic has disrupted global supply chains, contributed to increased inflation, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans.

In 2021 and 2022, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. While vaccine availability, and uptake has increased, the longer term macro-economic effects of the pandemic continue to impact many industries, including those of certain of LFT's borrowers, and the market turmoil and other changes associated with the pandemic may have lasting effects on our business and operations. In particular, the increase in remote working arrangements in response to the pandemic has contributed, and may further contribute, to a decline in commercial real estate values and reduced demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of LFT's borrowers and may persist even as the pandemic continues to subside.

Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramification of the pandemic, COVID-19 has impacted, and may further impact our business in various ways, including but not limited to:

•the inability of our borrowers' tenants to pay rent on their leases, which inability, if extreme, could cause our borrowers to default on their loans and could cause us to: (i) no longer be able to pay dividends at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders to satisfy our debt covenants, which could cause us to have to sell our investments or refinance our debt on unattractive terms;
•a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our ability to access capital necessary to fund our investments at attractive interest rates, or at all, and may adversely affect the valuation of financial assets and liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows;
•uncertainties created by the COVID-19 pandemic may make it difficult to estimate provisions for loan losses;
•deterioration in the performance of the properties securing our investments that may, cause deterioration in the performance of our investments and, potentially, principal losses to us;
•difficulty or delays in redeploying the proceeds from repayments of our existing investments;
•provisions in our current and future financing agreements may require us to provide additional collateral or pay down debt;
•economic and market conditions affecting the value of our financial instruments and the value of particular assets and liabilities; and
•fluctuations in equity, market prices, interest rates and credit spreads limiting our ability to raise or deploy capital on a timely basis and affecting our overall liquidity.

We maintain a robust asset management relationship with our borrowers and have utilized these relationships to proactively address the impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow or other negative business pressures. The pandemic may result in more frequent modifications of our loans in the future and instances of default or foreclosure on assets underlying our loans.

Given the ongoing nature of the COVID-19 pandemic, at the this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe any future impact of COVID-19 on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example; the severity and duration of the pandemic; the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery; the spread of new variants of the virus; the pandemic's impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions "re-opening" or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID-19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic, including the potential re-imposition of quarantines, states of emergencies, restrictions on travel, stay at-home orders, and other measures taken to curb the spread of COVID-19, and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged durations and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results.

Our floating-rate commercial mortgage loans are subject to various risks, such as interest rate risk, prepayment risk, real estate risk and credit risk.

Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2022, 77.4% of our loans by principal balance earned a floating rate of interest indexed to one-month USD LIBOR and 22.6% of our loan by principal balance earned a floating rate of interest indexed to 30-day term SOFR, and all of our collateralized loan obligations were indexed to one-month USD LIBOR. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decline.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022, in light of increasing inflation, the U.S. Federal Reserve increased interest rates seven times. The U.S. Federal Reserve has also indicated that it expects continued increases in 2023 and 2024. Any such increases would increase our borrowers interest payments and could result in higher borrower default rates. Such increases could also adversely affect commercial real estate property values.

As discussed below under "The planned discontinuation of LIBOR or the selection of a replacement for LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results operations and financial results," one-month USD LIBOR will cease to be published after June 30, 2023. Loans originated by the Manager or its affiliates as of January 1, 2022 or that have been acquired or may be acquired by us have been indexed to the 30-day tenor CME Term SOFR. With respect to loans originated prior to such date, all loans have index fallback language that, when USD LIBOR ceases to be published (a) follows the Alternative Reference Rate Committee ("ARRC") recommendation for replacement floating rate index (noting the ARRC already identifies SOFR as the recommended replacement index), or (b) allows Lender discretion to identify the appropriate replacement index, to the extent reasonably possible, calculated in substantially the same manner and upon the same economic basis as one-month USD LIBOR. We expect to complete the process of converting our LIBOR-based loans and CLO liabilities to term SOFR during the second quarter of 2023 in advance of the June 30, 2023 phase-out date for LIBOR.

We are subject to prepayment risk associated with the terms of our CLOs. Due to the generally short-term nature of transitional floating rate-commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. It is expected that in 2023 the U.S. Federal Reserve will continue raise benchmark overnight interest rates. Any such increases would increase our borrowers interest payments and for certain borrowers may lead to defaults and losses to us. Such increases could also adversely affect CRE property values.

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

In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022, in light of increasing inflation, the U.S. Federal Reserve increased interest rates seven times. The U.S. Federal Reserve has also indicated that it expects continued increases in 2023 and 2024. Any such increases would increase our borrowers interest payments and could result in higher borrower default rates. Such increases could also adversely affect commercial real estate property values.

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

Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2022, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

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

The planned discontinuation of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations and financial results.

On July 27, 2017, and in a subsequent speech by its chief executive on July 12, 2018, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, confirmed that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. On March 5, 2021, ICE Benchmark Administration Limited ("IBA"), the LIBOR administrator, and the FCA issued an announcement on the future cessation and loss of representativeness of the LIBOR benchmarks. For one-month USD LIBOR, this will occur immediately after June 30, 2023; however, in November 2022 the FCA announced a public consultation regarding whether it should compel the IBA to continue publishing "synthetic" USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provision. The legislation also creates a safe harbor that shields lenders from litigation if they choose a replacement rate recommended by the Federal Reserve. In addition, U.S. banking regulators have made clear that USD LIBOR originations are not permitted after December 31, 2021.

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

As of December 31, 2022, 22.6% and 77.4% of our loans by principal amount were indexed to SOFR and USD LIBOR, respectively; and 100% of our outstanding floating rate arrangements bear interest indexed to USD LIBOR. All of our USD LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than USD LIBOR and any other unforeseen impacts of the potential discontinuation of USD LIBOR. Any changes , reforms or replacements relating to USD LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any USD LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting floating base rate from USD LIBOR to an alternative base rate upon the discontinuation of USD LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We are monitoring the developments with respect to the planned discontinuation of LIBOR and are working with our borrowers to minimize the impact of the USD LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of USD LIBOR.

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of, our return from, a loan secured by a particular property.

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
•the potential for uninsured or under-insured property losses
•acts of GOD, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks; and
•social unrest and civil disturbances

In the event any of these or similar events occurs, we may not realize our anticipated return on our investments and we may incur a loss on these investments. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

The impact of any future terrorist attacks, the occurrence of a natural disaster, a significant climate change, health concerns regarding pandemic diseases or changes in laws and regulations expose us to certain risks.

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

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, from time to time the market for real estate debt transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. Furthermore, if regulatory capital requirements, whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action, are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

Climate change, climate change-related initiative and regulation and the increased focus on environmental, social and governance issues, may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups, governments agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investments by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted and where we have properties securing our investment portfolio.

Additionally, ESG and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretation, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our borrowers' properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers' locations and in the unknown potential for extreme weather or other events that could occur related to climate change.

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

Our investments in commercial mortgage backed securities, CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, may take actions that could adversely affect our interests.

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

With respect to the commercial mortgage-backed securities and CLOs in which we have invested and may invest in the future, overall control over the special servicing of the related underlying mortgage loans will be exercised by LREC or another special servicer or collateral manager designated by a "directing certificate holder" or a "controlling class representative," which is appointed by the holders of the most subordinated class of commercial mortgage-backed securities in such series. Unless we acquire the subordinate classes of existing series of commercial mortgage-backed securities and CLOs, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Once we are no longer a smaller reporting company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify a material weakness in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if, once we are no longer a smaller reporting company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We depend on our accounting services provider for assistance with the preparation of our financial statements, access to appropriate accounting technology and assistance with portfolio valuation.

Pursuant to our agreement with SS&C Technologies ("SS&C"), SS&C currently maintains our general ledger and all related accounting records, reconciles all broker and custodial statements we routinely receive, provides us with monthly portfolio, cash and position reports, assists us with portfolio valuations, prepares draft quarterly financial statements for our review and provides us with access to data and technology services to facilitate the preparation of our annual financial statements.  If our agreement with SS&C were to be terminated and no suitable replacement can be timely engaged, we may not be able to timely and accurately prepare our financial statements.

We may be required to make servicing advances and may be exposed to a risk of loss if such advances become non-recoverable and such advances and risk could adversely affect our liquidity or cash flow.

In connection with securitization transactions wherein Five Oaks Acquisition Corp. ("FOAC") sold mortgage loans to the securitization trust and holds the MSRs with respect to those mortgage loans, FOAC entered into sub-servicing agreements with two sub-servicers. Pursuant to the terms of the sub-servicing agreements, FOAC is required to refund or to fund any servicing advances that are obligated to be made by the sub-servicers. FOAC is therefore exposed to the potential loss of any servicing advance that becomes non-recoverable. Such advances and exposure going forward could adversely affect our liquidity or cash flow during a financial period.

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

Provisions for loan losses are difficult to estimate

Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including assumptions regarding projected cash flow from the collateral securing our loans, capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, likelihood of repayment in full at the maturity of a loan, availability of financing, exit plan, actions of other lenders and other factors deemed necessary by Management, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our business, financial condition and results of operations

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a current expected credit loss, or CECL, model for instruments measure at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do under the other-than-temporary impairment model. ASU 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loan. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022.

The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the related loans' and debt securities' amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders' equity. The initial CECL reserve recorded on January 1, 2023 will be reflected as a direct charge to retained earnings; however future changes to CECL reserve will be recognized through net income on our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Our Manager's due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

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

Our business is primarily focused on originating, investing in, financing and managing floating-rate mortgage loans secured by multifamily properties and other CRE assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. Changes in prepayment rates are difficult to predict. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates and credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested in assets yielding less than than the yields on the asset that were prepaid. We may not be able to reinvest the principal repaid at the same or higher yield of the original investments. Conversely, in periods of rising interest rates, prepayments are likely to decrease and the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments, is likely to increase. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Prepayments can also occur when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage. Prepayment rates may also be affected by conditions in the financial markets, general economic conditions and the relative interest rates on commercial mortgages, which could lead to an acceleration of the payment of the related principal. While we will seek to manage prepayment risk, in selecting our real estate investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. Additionally, we are subject to prepayment risk associated with the terms of our CLOs. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our CLOs are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

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

As our financings mature, we will be required either to enter into new borrowings or to sell certain of our investments. In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022, in light of increasing inflation, the U.S. Federal Reserve increased interest rates seven times. The U.S. Federal Reserve has also indicated that it expects continued increases in interest rates in 2023 and 2024. Any such increases would increase our borrowers interest payments and could result in higher borrower default rates. Such increases could also adversely affect commercial real estate property value. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

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

In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest or other subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-

Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interest, the structure of the entities that hold risk retention interest and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as an issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connections with securitization of mortgage loans. It is likely, therefore, that these risk retentions rules will increase the administrative and operational cost of asset securitizations.

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

Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time based upon an index (typically LIBOR or Term SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates;

however, the coupons they earn fluctuate based upon interest rates and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to the planned discontinuation of LIBOR, see "Risks Related to Our Investment Strategies and Our Businesses—The planned discontinuation of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition." Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

Risks Related to Our Organization and Structure

Because of their significant ownership of our common stock, Lument Investment Holdings, an affiliate of our Manager, and the Hunt Investors have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

Lument Investment Holdings and the Hunt Investors hold a significant interest in our outstanding common stock. As of March 1, 2023, Lument Investment Holdings owned 27.4% of our outstanding common stock and the Hunt Investors owned 12.2% of our outstanding common stock. In addition, James C. Hunt, one of the Hunt Investors, is a member of our board of directors. As a result, each of Lument Investment Holdings and the Hunt Investors has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests.

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

Our board of directors has granted exemptions to the aggregate stock ownership limit and the common stock ownership limit in our charter to (i) XL Bermuda Ltd, (ii) Lument Investment Holdings, LLC, an affiliate of our Manager, and (iii) James C. Hunt, a member of our board of directors and Hunt Company Equity Holdings, LLC.

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

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and the XL Companies and certain affiliates thereof, the parent of which is AXA SA, between us and Hunt Investors and affiliates thereof and between us and Lument Investment Holdings and affiliates thereof. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and the exempted parties. As a result, the exempted companies may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. However, our board of directors may repeal or modify these exemptions at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and the previously exempted parties.

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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of shares of our equity securities.

The present U.S, federal income tax treatments of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS, and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal tax law, regulations or administrative interpretations, will be adopted, promulgated of become effective and any such law, regulation or interpretation may take effect retroactively. Future revisions in the U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investments in us.

Any such revisions could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of such revisions on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
On August 14, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA.The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an "applicable corporation" and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Any taxable REIT subsidiaries of ours operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business, however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally, is uncertain.

Although REITs generally receive certain tax advantage compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purpose as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interest.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 21, 2023, the last reported sales price for our common stock on the New York Stock Exchange under symbol "LFT" was $1.94.

Holders

At December 31, 2022, there were 52,231,152 shares of our common stock outstanding. As of March 21, 2023, there were 16 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held in "street name" through banks or broker dealers.

Dividends

Dividends on our common stock are paid on a quarterly basis.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2023 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2021 through December 31, 2022:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 15, 2021	$0.090	March 31, 2021	April 15, 2021
June 15, 2021	$0.090	June 30, 2021	July 15, 2021
September 15, 2021	$0.090	September 30, 2021	October 15, 2021
December 15, 2021	$0.090	December 31, 2021	January 18, 2022
March 15, 2022	$0.060	March 31, 2022	April 15, 2022
June 15, 2022	$0.060	June 30, 2022	July 15, 2022
September 15, 2022	$0.060	September 30, 2022	October 17, 2022
December 15, 2022	$0.060	December 31, 2022	January 17, 2023

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

The Company did not purchase any common shares under the plan during the twelve months ended December 31, 2022.

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

Overview

We are a Maryland corporation that is focused on investing in, originating, financing and managing a portfolio of commercial real estate ("CRE") debt investments.

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
•Floating rate loans tied to one-month term SOFR, previously to one-month U.S. denominated LIBOR, and/or in the future potentially other index replacement; and
•Three-year term with two one-year extension options.

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

Recent Developments

The year ended December 31, 2022 has been characterized by significant volatility in global markets, driven by heightened inflation, changes to fiscal and monetary policy, higher interest rates, slowing economic growth, currency fluctuations, labor shortages and challenges in the supply chain and geopolitical uncertainty. Inflation reached generational highs in many economies, prompting central banks to take monetary policy tightening actions that have and are likely continue to create headwinds to economic growth. The ongoing war in Ukraine is also contributing to economic and geopolitical uncertainty.

The U.S. Federal Reserve has taken action to increase interest rates in order to control inflation which has created further uncertainty for the economy and our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Additionally, the anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business. It is difficult to predict the full impact of recent changes and any future changes in interest rates, inflation or its impact on the debt capital markets.

2022 Highlights

•Net income attributable to common stockholders of $5.1 million, or $0.11 per share of common stock, and Distributable Earnings of $9.2 million, or $0.19 per share of common stock, with common dividends declared of $12.5 million, or $0.24 per share of common stock. Distributable Earnings is a non-GAAP financial measure. For a definition of Distributable Earnings and a reconciliation of our Distributable Earnings to our net income attributable to common stockholders, see "Key Financial Measure and Indicators."
•Book value per share of common stock was $182.9 million, or $3.50 per share of common stock.

•Acquired eleven loans with an initial unpaid principal balance of $137.0 million with a weighted average interest rate of one month U.S. LIBOR plus 3.27% and a weighted average LIBOR floor of 0.11%.
•Acquired twelve loans with an initial unpaid principal balance of $132.6 million with a weighted average interest rate of 30-day term SOFR plus 3.76% and a weighted average SOFR floor of 0.39%.
•Originated five loans with an initial unpaid principal balance of $76.3 million with a weighted average interest rate of 30-day term SOFR plus 3.98% and a weighted average SOFR floor of 0.82%.
•On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,269 shares of common stock for gross proceeds of approximately $83.5 million.
•On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment amended the maximum total net leverage covenant.
•Incurred a $4.3 million provision for loan loss against our sole office loan, collateralized by an office building in Chicago.

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

Changes in market interest rates.  Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining interest rates will decrease our net interest income. As of December 31, 2022, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 77.4% were indexed to one-month LIBOR and 22.6% were indexed to 30-day term SOFR, and all of our collateralized loan obligations were indexed to one-month LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Our net interest income currently benefits from LIBOR/SOFR floors in our commercial loan portfolio, with a weighted average LIBOR/SOFR floor of 0.27% as of December 31, 2022. As of December 31, 2022, 99.0% of the loans in our commercial loan portfolio are structured with LIBOR/SOFR floors, none of which currently has a floor greater than the current spot interest rate. When interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or LIBOR floors on future acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio As of December 31, 2022, the weighted average spread of our commercial loan portfolio was 3.43%, but there is no assurance that these spreads will be maintained as market environments fluctuate. Current market conditions have reflected a widening trend in commercial mortgage loan credit spreads which provide a benefit to interest income.

The Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021, however, in March 2022, the Federal Reserve approved a 0.25% rate increase and increased rates an additional six times during the year, raising the federal funds target range to 4.25% to 4.50%. On February 2, 2023 and March 22, 2023 the Federal Reserve approved its eighth and ninth rate increases, increasing the federal funds target range to 4.75% to 5.00%. The Federal Reserve has indicated that they remain highly attentive to inflation risks and foresee potential for further increases in interest rates throughout 2023 and 2024.

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

On November 30, 2020, the ICE Benchmark Administration ("IBA"), with the support of the United States Federal Reserve and United Kingdom's Financial Conduct Authority ("FCA"), announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statements advising banks to stop new LIBOR issuance by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative" (a) immediately after December 31, 2021, in the case of the one week and two month U.S, dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In November 2022, the FCA announced a public consultation regarding whether it should compel the IBA to continue publishing "synthetic" USD LIBOR settings from June 2023 to the end of September 2024. The ARRC, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate ("SOFR"). On July 29, 2021 the RRC ratified term rates for the one-, three- and six-month tenors based on SOFR futures traded. As of December 31, 2022, 77.4% of our commercial loans by principal balance and 100% of our collateralized loan obligations bear interest related to one-month U.S. LIBOR. We expect to complete the process of converting our LIBOR-based loans and CLO liabilities to term SOFR during the second quarter of 2023 in advance of the June 30, 2023 phase-out date for LIBOR.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of December 31, 2022, 100% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as High Risk and Default Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. As of December 31, 2022, the Company has identified one office loan as impaired and established an allowance for loan loss of $4.3 million for the year ended December 31, 2022. Uncertainty about the severity and duration of the economic impact of the COVID-19 pandemic, as exacerbated by events related to virus strains, persist and potential exists for the credit risk of our portfolio to heighten further. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with collateralized loan obligations, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, outside of our CLO, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business.

Prepayment speeds.  Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of nine loans acquired with an initial aggregate unpaid principal balance of $117.0 million with an aggregate purchase premium of $538,146 and aggregate purchase discount of $171,186, all of our commercial mortgage loans were acquired at par. As of December 31, 2022, our aggregate unamortized purchase premium was $19,253 and our purchase discount was fully amortized, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for LFT 2021-FL1 remains in place through December 2023. While the interest rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

Changes in market value of our assets.  We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as the result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for loan losses. Impairment is typically measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for loan losses will directly impact our earnings.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2023 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended December 31, 2022, we recorded earnings per share of $0.02, declared a quarterly common dividend of $0.06 per share, and reported $0.06 per share of Distributable Earnings. In addition, our book value per share was $3.50 per share. For the year ended December 31, 2022, we recorded earnings per share of $0.11, declared aggregate common dividends of $0.24 per share, and reported $0.19 per share of Distributable Earnings.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended December 31,	Year Ended December 31,
	2022	2022	2021
Net income attributable to common stockholders	$879,776	$5,123,660	$7,414,722
Weighted-average shares outstanding, basic and diluted	52,231,152	48,342,347	24,945,824
Net income per share, basic and diluted	$0.02	$0.11	$0.30
Dividends declared per share	$0.06	$0.24	$0.36

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended December 31,	Year Ended December 31,
	2022	2022	2021
Net income attributable to common stockholders	$879,776	$5,123,660	$7,414,722
Unrealized gain (loss) on mortgage servicing rights	22,251	(243,659)	356,772
Unrealized provision for loan losses	2,385,731	4,258,668	—
Purchase premium payoffs	—	—	150,990
Loss on extinguishment of debt	—	—	1,663,926
Recognized compensation expense related to restricted common stock	3,433	15,980	15,608
Adjustment for (provision for) income taxes	31,728	11,088	77,894
Distributable Earnings	$3,322,919	$9,165,737	$9,679,912
Weighted-average shares outstanding, basic and diluted	52,231,152	48,342,347	24,945,824
Distributable Earnings per share, basic and diluted	$0.06	$0.19	$0.39

Book Value Per Share

The following table calculates our book value per share:

	December 31, 2022	December 31, 2021
Total stockholders' equity	$242,901,997	$169,276,000
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	182,901,997	109,276,000
Common stock outstanding	52,231,152	24,947,883
Book value per share	$3.50	$4.38

As of December 31, 2022, our common stockholders' equity was $182.9 million, and our book value per common share was $3.50 on a basic and fully diluted basis. Our equity increased by $73.6 million compared to our stockholders’ equity as of December 31, 2021 primarily as a result of the closing of the transferable rights offering generating net proceeds of approximately $81.1 million partially offset by $4.3 million allowance for loan loss and $3.2 million in distributions greater than net income.

Investment Portfolio

Commercial Mortgage Loans

As of December 31, 2022, we have determined that we are the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Year Ended December 31, 2022
Balance at December 31, 2021	$1,001,825,294
Purchases and advances	345,158,577
Proceeds from principal repayments	(270,926,723)
Accretion of purchase discount	$125,098
Amortization of purchase discount	$(61,144)
Accretion of deferred loan fees	27,084
Provision for loan losses	(4,258,668)
Balance at December 31, 2022	$1,071,889,518

The following table details overall statistics for our loan portfolio as of December 31, 2022 and December 31, 2021:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)	LTV(3)
December 31, 2022
Loans held-for-investment
Senior secured loans(4)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5	71.5%
Allowance for loan losses	N/A	$(4,258,668)
	$1,076,865,099	$1,071,889,518	71	100.0%	7.6%	3.5	71.5%

							Weighted Average
Loan Type	Unpaid Principal Balance		Carrying Value	Loan Count		Floating Rate Loan %	Coupon(1)	Life (Years)(2)	LTV(3)
December 31, 2021
Loans held-for-investment
Senior secured loans(4)	$1,001,869,994		$1,001,825,294	66		100.0%	3.9%	3.7	71.2%
	$1,001,869,994	$—	$1,001,825,294	66	71	100.0%	3.9%	3.7	71.2%

(1)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% and 0.10% as of December 31, 2022 and December 31, 2021, respectively and 30-day Term SOFR of 4.19% as of December 31, 2022 inclusive of weighted average interest rate floors of 0.27% and 0.49%, respectively. As of December 31, 2022, 77.4% of the investments by total exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2021, 100% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR.
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
(4)    As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2021, $974,025,294 of the outstanding senior secured loans were held in VIEs and $27,800,000 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of December 31, 2022:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior secured	December 16, 2021	54,455,784	51,375,000	Daytona, FL	Multi-Family	1mL + 3.1	4.1	71.7%
2	Senior secured	November 22, 2019	42,600,000	36,781,588	Virginia Beach, VA	Multi-Family	1mS + 3.3	2.0	77.1%
3	Senior secured	June 28, 2021	39,263,000	34,690,000	Barrington, NJ	Multi-Family	1mL + 3.1	3.6	78.1%
4	Senior secured	November 2, 2021	33,500,000	33,500,000	Warner Robins, GA	Multi-Family	1mL + 3.0	1.9	51.4%
5	Senior secured	June 8, 2021	35,877,500	33,360,000	Chattanooga, TN	Multi-Family	1mL + 3.7	3.6	79.8%
6	Senior secured	June 8, 2021	32,500,000	30,576,666	Miami, FL	Multi-Family	1mL + 3.2	3.6	74.3%
7	Senior secured	May 20, 2021	33,000,000	27,803,800	Marietta, GA	Multi-Family	1mL + 3.1	3.5	77.0%
8	Senior secured	June 7, 2021	29,400,000	26,400,000	San Antonio, TX	Multi-Family	1mL + 3.4	3.6	80.0%
9	Senior secured	August 26, 2021	27,268,000	24,832,000	Clarkston, GA	Multi-Family	1mL + 3.5	3.7	79.0%
10	Senior secured	November 15, 2021	26,003,000	24,330,000	El Paso, TX	Multi-Family	1mL + 3.1	4.0	76.0%
11	Senior secured	October 18, 2021	28,250,000	23,348,000	Cherry Hill, NJ	Multi-Family	1mL + 3.0	3.9	72.4%
12	Senior secured	August 26, 2021	23,370,000	21,957,240	Union City, GA	Multi-Family	1mL + 3.4	3.8	70.4%
13	Senior secured	November 16, 2021	21,975,000	20,960,000	Dallas, TX	Multi-Family	1mL + 3.2	4.0	73.5%
14	Senior secured	August 31, 2021	21,750,000	20,700,000	Houston, TX	Multi-Family	1mL + 3.3	3.8	74.2%
15	Senior secured	October 29, 2021	20,500,000	20,500,000	Knoxville, TN	Multi-Family	1mL + 3.8	3.9	70.0%
16	Senior secured	November 29, 2022	21,283,348	20,360,000	Glendale, WI	Healthcare	1mS + 4.0	4.0	45.0%
17	Senior secured	June 30, 2021	21,968,000	20,188,700	Jacksonville, FL	Multi-Family	1mL + 3.5	3.6	77.1%
18	Senior secured	October 13, 2017	20,000,000	19,648,818	Seattle, WA	Self Storage	1mL + 3.6	1.9	46.5%
19	Senior secured	November 5, 2021	20,965,000	19,200,000	Orlando, FL	Multi-Family	1mL + 3.0	3.9	78.1%
20	Senior secured	November 21, 2022	21,135,000	18,920,000	Houston, TX	Healthcare	1mS + 4.0	4.0	67.0%
21	Senior secured	February 11, 2022	20,165,000	18,599,480	Tampa, FL	Multi-Family	1mS + 3.6	4.3	78.0%
22	Senior secured	November 23, 2021	19,925,000	18,400,000	Orange, NJ	Multi-Family	1mL + 3.2	4.0	78.0%
23	Senior secured	October 12, 2021	17,500,000	17,500,000	Atlanta, GA	Multi-Family	1mL + 3.2	1.8	42.9%
24	Senior secured	July 8, 2021	17,000,000	17,000,000	Knoxville, TN	Multi-Family	1mL + 4.0	1.7	69.7%
25	Senior secured	November 10, 2022	18,590,000	16,690,000	Austin, TX	Healthcare	1mS + 4.0	4.0	65.0%
26	Senior secured	December 28, 2018	24,123,000	16,672,623	Austin, TX	Retail	1mL + 4.6	0.1	60.5%
27	Senior secured	September 30, 2021	17,583,000	16,663,000	Hanahan, SC	Multi-Family	1mL + 3.2	3.8	76.4%
28	Senior secured	February 1, 2022	16,160,000	15,400,000	San Antonio, TX	Multi-Family	1mS + 3.5	4.2	79.8%
29	Senior secured	April 12, 2021	17,000,000	15,000,000	Cedar Park, TX	Multi-Family	1mL + 3.8	3.4	66.7%
30	Senior secured	February 22, 2022	18,241,527	15,000,000	Philadelphia, PA	Multi-Family	1mS + 3.8	4.3	80.0%
31	Senior secured	December 2, 2021	16,250,000	14,857,637	Colorado Springs, CO	Multi-Family	1mL + 3.0	4.0	72.5%
32	Senior secured	December 1, 2021	16,071,800	14,080,000	Horn Lake, MS	Multi-Family	1mL + 3.3	4.0	75.7%

33	Senior secured	November 21, 2022	15,735,000	14,030,000	Southlake, TX	Healthcare	1mS + 4.0	4.0	48.0%
34	Senior secured	November 3, 2021	13,870,000	13,720,000	Louisville, KY	Multi-Family	1mL + 3.4	3.9	75.4%
35	Senior secured	June 15, 2022	15,371,600	13,575,000	Denton, TX	Multi-Family	1mS + 3.9	4.6	73.0%
36	Senior secured	May 28, 2021	13,675,000	13,332,734	Houston, TX	Multi-Family	1mL + 3.4	1.5	73.8%
37	Senior secured	May 26, 2022	17,500,000	13,300,000	Brooklyn, NY	Multi-Family	1mS + 3.8	2.5	64.3%
38	Senior secured	May 12, 2021	13,930,000	13,026,000	Fort Worth, TX	Multi-Family	1mL + 3.4	3.5	74.9%
39	Senior secured	August 16, 2021	15,886,000	12,750,000	Columbus, OH	Multi-Family	1mL + 3.7	3.8	75.0%
40	Senior secured	December 13, 2021	15,656,650	12,600,000	Evansville, IN	Multi-Family	1mL + 3.3	4.1	74.3%
41	Senior secured	October 1, 2021	13,775,000	12,100,000	East Nashville, TN	Multi-Family	1mL + 3.4	3.8	79.1%
42	Senior secured	June 28, 2022	12,880,000	11,470,000	Colorado Springs, CO	Multi-Family	1mS + 3.9	4.6	73.1%
43	Senior secured	October 28, 2021	12,250,000	11,202,535	Tampa, FL	Multi-Family	1mL + 3.0	3.9	75.7%
44	Senior secured	September 30, 2021	11,300,000	10,795,000	Clearfield, UT	Multi-Family	1mL + 3.2	3.8	68.0%
45	Senior secured	April 23, 2021	11,600,000	10,497,000	Tualatin, OR	Multi-Family	1mL + 3.2	3.4	73.9%
46	Senior secured	July 23, 2018	16,200,000	10,258,668	Chicago, IL	Office	1mL + 3.8	0.7	72.7%
47	Senior secured	December 29, 2021	11,000,000	10,239,800	Phoenix, AZ	Multi-Family	1mL + 3.7	4.1	75.9%
48	Senior secured	December 2, 2021	9,975,000	9,975,000	Tomball, TX	Multi-Family	1mL + 3.4	4.0	68.5%
49	Senior secured	November 23, 2021	10,706,000	9,856,000	Atlanta, GA	Multi-Family	1mL + 3.4	4.0	79.5%
50	Senior secured	January 14, 2022	10,234,000	9,609,250	Houston, TX	Multi-Family	1mS + 3.6	4.2	78.8%
51	Senior secured	October 21, 2021	11,500,000	9,100,000	Madison, TN	Multi-Family	1mL + 3.2	3.9	68.4%
52	Senior secured	November 30, 2021	11,276,000	8,400,000	Lindenwood, NJ	Multi-Family	1mL + 3.6	4.0	76.4%
53	Senior secured	May 12, 2021	8,950,000	8,220,000	Lakeland, FL	Multi-Family	1mL + 3.4	3.5	76.8%
54	Senior secured	June 22, 2022	9,772,000	8,175,500	Des Moines, IA	Multi-Family	1mS + 4.0	4.6	72.0%
55	Senior secured	April 7, 2021	10,152,000	7,963,794	Phoenix, AZ	Multi-Family	1mL + 3.6	3.4	69.5%
56	Senior secured	June 24, 2022	7,934,160	7,934,160	Monks Corner, SC	Multi-Family	1mS + 4.2	4.6	67.8%
57	Senior secured	October 29, 2021	9,000,000	7,934,000	Riverside, MO	Multi-Family	1mL + 3.4	3.9	76.6%
58	Senior secured	November 16, 2021	7,680,000	7,680,000	Cape Coral, FL	Multi-Family	1mL + 3.3	2.0	79.2%
59	Senior secured	September 28, 2021	8,125,000	7,286,000	Chicago, IL	Multi-Family	1mL + 3.7	3.8	75.9%
60	Senior secured	February 18, 2022	7,800,000	7,200,000	Drexel Hills, PA	Multi-Family	1mS + 4.0	4.3	78.1%
61	Senior secured	December 19, 2022	6,325,000	6,325,000	Asheville, NC	Multi-Family	1mS + 3.8	2.6	41.1%
62	Senior secured	July 1, 2021	7,285,000	6,290,000	Harker Heights, TX	Multi-Family	1mL + 3.6	3.6	72.3%
63	Senior secured	April 27, 2022	55,220,000	6,000,000	North Brunswick, NJ	Multi-Family	1mS + 3.4	4.4	79.9%
64	Senior secured	May 21, 2021	7,172,000	5,994,000	Youngtown, AZ	Multi-Family	1mL + 3.7	3.5	71.4%
65	Senior secured	October 26, 2021	6,807,000	5,812,000	Indianapolis, IN	Multi-Family	1mL + 3.9	3.9	77.1%

66	Senior secured	June 10, 2019	6,000,000	5,295,605	San Antonio, TX	Multi-Family	1mL + 2.9	1.6	62.9%
67	Senior secured	April 30, 2021	5,472,000	5,285,500	Daytona Beach, FL	Multi-Family	1mL + 3.7	3.4	77.4%
68	Senior secured	December 13, 2021	6,799,000	5,250,000	Evansville, IN	Multi-Family	1mL + 3.3	4.1	73.9%
69	Senior secured	July 14, 2021	6,048,000	5,248,000	Birmingham, AL	Multi-Family	1mL + 3.7	3.7	71.7%
70	Senior secured	November 19, 2021	6,453,000	5,040,000	Huntsville, AL	Multi-Family	1mL + 3.8	4.0	78.8%
71	Senior secured	December 28, 2021	52,800,000	2,800,000	Houston, TX	Multi-Family	1mS + 3.3	4.1	71.2%

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

During the period ended December 31, 2022, management identified one loan, collateralized by an office building, with an unpaid principal value of $10.3 million as impaired, reflecting a decline in collateral value attributable to (i) recent and near term vacancies at the property; (ii) new information available during the year ended December 31, 2022 regarding the addition of office space supply that will increase the submarket vacancy rate in the local market and (iii) declining market conditions. As of August 8, 2022, this loan has been placed in maturity default. We entered into a forbearance agreement with the borrower extending the maturity date to December 2022 to allow the borrower more time to market and sell the property, however the borrower was unable to execute a sale in this timeframe. Subsequent to the December 2022 maturity, the loan paid off generating net proceeds of approximately $6 million. Based on this review, a reserve of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Additionally, this loan was placed on non-accrual as result of the impaired loan classification, however, the borrower remained current on debt service payments through December 31, 2022.

During the period ended December 31, 2022, management identified one loan, collateralized by a multifamily property, with an unpaid principal value of $12.8 million as impaired due to monetary default, however, no reserve is required after analysis of underlying collateral value. However, this loan was placed on non-accrual as a result of the impaired loan classification.

We maintain strong relationships with our borrowers and utilized those relationships to address potential impacts on loans secured by properties experiencing cash flow pressure. All of our loans are current with respect to principal and interest, other than the loans discussed above, however, we will continue to engage in discussions with them should these difficulties arrive.

We have not entered into any forbearance agreements or loan modifications to date, other than the forbearance agreement discussed above. However, we can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into any forbearance agreements or loan modifications on order to protect the value of our commercial mortgage loan assets.

The average risk rating of the portfolio has increased during the year ended December 31, 2022. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $144.6 million, a risk rating of "3" of $103.5 million and a risk rating of "4" of $9.5 million, offset by purchases of commercial mortgage loans with a risk rating of "2" of $85.9 million, a risk rating of "3" of $231.7 million and a risk rating of "4" of $15.0 million during the year ended December 31, 2022. Additionally, $437.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3", $32.4 million of loans with a risk rating of "2" transitioned to a risk rating of "4", $47.7 million of loans with a risk rating of "3" transitioned to a risk rating of "2", $12.8 million of loans transitioned from a risk rating of "3" to a risk rating of "5", $5.3 million of loans transitioned from a risk rating of "4" to a risk rating of "3", and a loan with an unpaid principal balance of $10.3 million transitioned from a risk rating of "4" to a risk rating of "5". The following table presents the principal balance and net book value based on our internal risk ratings:

December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2019	2018	2017
1	—	$—	—	—	—	—	—
2	11	153,933,750	85,198,084	67,999,500	—	—	—
3	55	852,474,681	101,654,140	672,421,907	42,077,193	16,672,623	19,668,071
4	3	47,448,000	15,000,000	32,448,000	—	—	—
5	2	23,008,668	—	12,750,000	—	6,000,000	—
	71	1,076,865,099	201,852,224	785,619,407	42,077,193	22,672,623	19,668,071

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse or repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of December 31, 2022, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $803.3 million and $833.8 million, respectively. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms and details of our CLOs.

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan on a straight line basis approximating the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2022, the Company held two loans placed on non-accrual status where interest income is accounted for on a cash basis.

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

The Company evaluates each loan rated High Risk or above as to whether it is impaired on a quarterly basis. Impaired loans are individually evaluated based on the Company's quarterly assessment of each loan and assignment of a risk rating. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses. As of December 31, 2022, the Company identified its sole office loan collateralized by an office building in Chicago, as impaired and established an allowance of $4.3 million for the year ended December 31, 2022. See Note 3 for further detail.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2022, the Company has not recognized any additional impairments on its loans held-for-investment, other than the loan noted above. We also assessed the remainder of the loan portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

Current Expected Credit Losses

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2013-16 "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)," or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a current expected credit loss, or CECL, model for instruments measure at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loan. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2023.

The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the related loans' and debt securities' amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders' equity. The initial CECL reserve recorded on January 1, 2023 will be reflected as a direct charge to retained earnings; however future changes to CECL reserve will be recognized through net income on our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.

In the absence of any Company history of valuation reserves or realized loan losses since our inception in 2013, other than one office loan, the Company elected to utilize a widely-used analytical model incorporating a loss-given-default methodology and loan performance data for over 100,000 commercial real estate loans dating back to 1998. The Company expects to utilize this data set, or variants of it, unless the Company develops its own history of realized losses. The Company selected for use in its CECL estimate a weighted macroeconomic forecast that includes baseline, optimistic and pessimistic scenarios during the reasonable forecast period. The Company determined the key variables driving its CECL loss estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage.

Upon adoption of ASU 2016-13 on January 1, 2023, the Company expects that, based on current expectations of future economic conditions, its general allowance for credit losses on loans held for investment, including future loan funding commitments, will be between $3.0 million and $4.025633 million, or 0.30% and 0.40% of the Company's total loan commitment balance of $1.1 billion as of December 31, 2022. The Company currently has $4.3 million in specific reserves recorded in its consolidated financial statements.

See Note 2 to our consolidated financial statements for the complete listing of our significant accounting policies.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2022 and December 31, 2021:

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

	December 31, 2022
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	1,071,889,518	795,656	43,858,515	1,116,543,689
Collateralized Loan Obligations	(829,310,498)	—	—	(829,310,498)
Other(3)	3,533,345	—	(4,301,847)	(768,502)
Restricted Cash	3,507,850	—	—	3,507,850
Capital Allocated	249,620,215	795,656	39,556,668	289,972,539
% Capital	86.1%	0.3%	13.6%	100.0%

	December 31, 2021
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	$1,001,825,294	$551,997	$14,749,046	$1,017,126,337
Collateralized Loan Obligations	(826,782,543)	—	—	(826,782,543)
Other(3)	25,769,860	—	(3,422,658)	22,347,202
Restricted Cash	3,530,006	—	—	3,530,006
Capital Allocated	$204,342,617	$551,997	$11,326,388	$216,221,002
% Capital	94.5%	0.3%	5.2%	100.0%

1.Includes cash and cash equivalents.
2.Includes the carrying value of our Secured Term Loan.
3.Includes principal and interest receivable, prepaid and other assets, interest payable, dividends payable and accrued expenses and other liabilities.

Results of Operations

As of December 31, 2022, we consolidated the assets and liabilities of one CRE CLO, LFT CRE 202-FL1, Ltd. Additionally, although the COVID-19 pandemic did not significantly impact our operating results for the year ended December 31, 2022, should the pandemic and resulting economic deterioration persist, we expect it may affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, interest income credit losses and commercial mortgage loan reinvestment, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous other factors, many of which are outside of our control.

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

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	56,610,324	36,162,050
Cash and cash equivalents	74,676	28,779
Interest expense:
Collateralized loan obligations	(29,055,324)	(12,178,545)
Secured term loan	(3,754,872)	(3,333,536)
Net interest income	23,874,804	20,678,748
Other income:
Provision for loan losses	(4,258,668)	—
Realized loss on mortgage servicing rights	—	(10,910)
Change in unrealized gain (loss) on mortgage servicing rights	243,659	(356,772)
Loss on extinguishment of debt	—	(1,663,926)
Servicing income, net	347,838	398,939
Total other (loss)	(3,667,171)	(1,632,669)
Expenses:
Management fee	4,197,819	3,041,600
General and administrative expenses	3,467,653	2,879,655
Operating expenses reimbursable to Manager	2,116,636	2,038,130
Other operating expenses	309,797	280,970
Compensation expense	240,980	200,608
Total expenses	10,332,885	8,440,963
Net income before provision for income taxes	9,874,748	10,605,116
Benefit from income taxes	(11,088)	(77,894)
Net income	9,863,660	10,527,222
Dividends to preferred stockholders	(4,740,000)	(3,112,500)
Net income attributable to common stockholders	$5,123,660	$7,414,722
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$5,123,660	$7,414,722
Weighted average number of shares of common stock outstanding	48,342,347	24,945,824
Basic and diluted income per share	$0.11	$0.30
Dividends declared per share of common stock	$0.24	$0.36

Net Income Summary

For the year ended December 31, 2022, our net income attributable to common stockholders was $5,123,660 or $0.11 basic and diluted net income per average share, compared with net income of $7,414,722 or $0.30 basic and diluted net loss per share, for the year ended December 31, 2021.  The principal drivers of this net income variance were an increase in total expenses from $8,440,963 for the year ended December 31, 2021 to $10,332,885 for the year ended December 31, 2022, an increase total other loss from $1,632,669 for the year ended December 31, 2021 to $3,667,171 for the year ended December 31, 2022, and an increase in preferred dividends from $3,112,500 for the year ended December 31, 2021 to $4,740,000 for the year ended December 31, 2022, which more than offset an increase in net interest income from $20,678,748 for the year ended December 31, 2021 to $23,874,804 for the year ended December 31, 2022.

Net Interest Income

For the years ended December 31, 2022 and December 31, 2021, our net interest income was $23,874,804 and $20,678,748, respectively. The increase was primarily due to (i) a $306.1 million increase in weighted-average principal balance of our CLO loan portfolio; (ii) a 160bps increase in weighted-average floating rate of our loan portfolio and (iii) a 2bps decrease in weighted-average spread for our CLO liabilities. This was offset by (i) a $184.0 million increase in weighted-average principal balance of our CLO liabilities; (ii) a decrease in exit/extension/prepayment fees of $2.5 million for our loan portfolio; (iii) a decrease of 82bps in weighted-average LIBOR/SOFR floors on our CLO loan portfolio for the year-ended December 31, 2022 compared to the corresponding period in 2021; (iv) a 14bps decrease in weighted-average spread on the loan portfolio for the year ended December 31, 2022 compared to the corresponding period in 2021; (v) a 161bps increase in weighted-average LIBOR for our CLO liabilities and (vi) an increase of $0.5 million in amortized debt issuance costs.

As disclosed above, we experienced a decrease of $2.5 million in exit/extension/prepayment fees for the year ended December 31, 2022. The primary driver of this change was attributed to exit fees. For the year ended December 31, 2022, we experienced loan payoffs on 12 loans with net principal balances of $133.1 million which generated exit fees of $1.3 million included in interest income and 9 loans with net principal balances of $128.9 million which waived exit fees of $1.2 million resulting in a reduction to expense reimbursement of $0.6 million included in operating expenses reimbursable to Manager. For the year ended December 31, 2021, we experienced loan payoffs on 25 loans with net principal balances of $430.2 million which generated exit fees of $4.0 million included in interest income and 5 loans with net principal balances of $51.1 million which waived exit fees of $0.6 million resulting in a reduction to expense reimbursement of $0.3 million included in operating expenses reimbursable to Manager.

 Other (Loss)

 For the year ended December 31, 2022, we incurred a loss of $3,667,171. This loss was driven by allowance for loan losses of $4,258,668 which more than offset the impact of net unrealized gains on mortgage servicing rights of $243,659 as a result of increased interest rates in the period and net mortgage servicing income of $347,838.

For the year ended December 31, 2021, we incurred a loss of $1,632,669. This loss was primarily driven by loss on extinguishment of debt of $1,663,926 resulting from the unwind of Hunt CRE 2018-FL2 and the impact of net unrealized losses on mortgage servicing rights of $356,772 caused by decreased unpaid principal balances, which more than offset net mortgage servicing income of $398,939.

The year-over-year increase in other loss was primarily due to the loss on extinguishment of debt from the unwind of Hunt CRE 2018-FL2, the allowance for loan loss taken in 2022 and the change in unrealized gain on mortgage servicing rights as a result of increased interest rates in the period reducing the CPR of the servicing portfolio.

Expenses

We incurred management and incentive fees of $4,197,819 for the year ended December 31, 2022 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,135,066, of which $2,116,636 was payable to our Manager and $4,018,430 was payable to third parties.

For the year ended December 31, 2021, we incurred management and incentive fees of $3,041,600 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $5,399,363, of which $2,038,130 was payable to our Manager and $3,361,233 was payable to third parties.

The year-over-year increase in expenses primarily reflects an increase in management, accounting, administration, audit, CLO, compensation, legal, listing and professional fees and expense reimbursement.

Income Tax Expense

For the year ended December 31, 2022 the Company recognized a provision for income taxes in the amount of $11,088 and for the year ended December 31, 2021, the Company recognized a provision for income taxes in the amount of $77,894. The year-over-year decrease in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series a Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with match term collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed LFT CRE 2021-FL1 issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70 million were below investment-grade notes retained by us. On August 23, 2021, we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of December 31, 2022, our balance sheet included $47.8 million of a secured term loan and $833.8 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in January 2026 and our collateralized loan financing is term-matched and matures in 2039 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2022, we had unrestricted cash and cash equivalents of $43.9 million, compared to $14.7 million as of December 31, 2021.

As of December 31, 2022, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of December 31, 2022, the ratio of our recourse debt to our equity was 0.2:1.

As of December 31, 2022, we consolidated the assets and liabilities of LFT 2021-FL1, Ltd. The assets of the trust are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of December 31, 2022, the carrying value of these non-recourse liabilities aggregated to $829.3 million. As of December 31, 2022, our total debt-to-equity ratio was 3.6:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2022 and December 31, 2021:

	For the years ended December 31,
	2022	2021
Cash Flows From Operating Activities	16,289,054	13,846,947
Cash Flows From Investing Activities	(51,831,854)	(477,291,621)
Cash Flows From Financing Activities	64,630,113	412,348,370
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$29,087,313	$(51,096,304)

During the year ended December 31, 2022, cash, cash equivalents and restricted cash increased by $29.1 million and for the year ended December 31, 2021, cash, cash equivalents and restricted cash decreased by $51.1 million.

Operating Activities

For the years ended December 31, 2022 and December 31, 2021, net cash provided by operating activities totaled $16.3 million and $13.8 million, respectively. For the year ended December 31, 2022, our cash flows from operating activities were primarily driven by $26.1 million of interest received from the junior retained notes and preferred shares of LFT 2021-FL1, Ltd., a VIE we consolidated, $3.3 million of interest received from our senior secured loans held outside the VIE we consolidate and $0.3 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $3.5 million, management fees of $4.2 million, expense reimbursements of $2.3 million and other operating expenditures of $3.5 million. For the year ended December 31, 2021, our cash flows from operating activities were primarily driven by $23.8 million of interest received from the junior retained notes and preferred shares of Hunt CRE 2017-FL1, Ltd., Hunt CRE 2018-FL2, Ltd. and LFT 2021-FL1, Ltd., the CRE CLOs we consolidate, $0.6 million of interest received from our senior secured loans held outside the CRE CLOs we consolidate and $0.4 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $3.1 million, management fees of $2.7 million, expense reimbursement of $1.7 million and other operating expenditures of $3.4 million.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities totaled $51.8 million. This was a result of the cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period. For the year ended December 31, 2021 net cash provided by investing activities totaled $477.3 million. This was a result of the cash received from principal repayments of commercial mortgage loans held-for-investment exceeding the purchase and funding of commercial mortgage loans held for investment for the year ended December 31, 2021.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities totaled $64.6 million and primarily related to proceeds from issuance of common stock of $81.1 million, which more than offset payments of common and preferred dividends of $16.4 million payment of debt issuance costs of $0.1 million. For the year ended December 31, 2021, net cash used in financing activities totaled $412.3 million and primarily related to proceeds from issuance of our Series A Preferred Stock of $57.3 million, proceeds from issuance of collateralized loan obligations of $833.8 million and proceeds from our Secured Term Loan of $7.5 million which more than offset by payments of common and preferred dividends of $12.1 million, repayment of collateralized loan obligations of $465.3 million and payment of debt issuance costs of $8.7 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2022, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of December 31, 2022, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantees. See Note 11 for further information.
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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On December 15, 2022, we announced that our board of directors had declared a cash dividend rate for the fourth quarter of 2022 of $0.06 per share of common stock. Additionally, on March 16, 2023, we announced that our board of directors had declared a cash dividend for the first quarter of 2023 of $0.06 per share of common stock.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2022. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2022, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 will be set forth in the Company's definitive proxy statement for its 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), which the Company expects to files within 120 days of the end of its fiscal year December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 10, the 2023 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 will be set forth in the 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2023 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 will be set forth in the 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2023 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 will be set forth in the 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2023 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 will be set forth in the 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2023 Proxy Statement is incorporated herein by reference.

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

10.2
Management Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Management, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 6, 2020).

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

10.5	Form of Indemnification Agreement.

10.6
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

10.7
Shareholder Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 18, 2018).

10.8
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

10.1
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

LUMENT FINANCE TRUST, INC.

March 23, 2023	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Flynn	Chief Executive Officer, Chairman of the Board	March 23, 2023
James P. Flynn	(Principal Executive Officer)

/s/ James A. Briggs	Chief Financial Officer (Principal Financial Officer and	March 23, 2023
James A. Briggs	Principal Accounting Officer)

/s/ James C. Hunt	Director	March 23, 2023
James C. Hunt

/s/ Marie D. Reynolds	Director	March 23, 2023
Marie D. Reynolds

/s/ Neil A. Cummins	Director	March 23, 2023
Neil A. Cummins

/s/ William Houlihan	Director	March 23, 2023
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lument Finance Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lument Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the allowance for loan losses on commercial mortgage loans held-for-investment individually evaluated for impairment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s allowance for loan losses on commercial mortgage loans held-for-investment individually evaluated for impairment (individually evaluated ALL) totaled $4.3 million as of December 31, 2022. Based on the facts and circumstances of the loan, the Company determines the loan is impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. Impaired loans are individually evaluated based on the Company’s quarterly assessment of each loan and assignment of a risk rating which are based on a number of factors including debt service coverage, loan-to-value, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. The individually evaluated ALL is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective impaired loan. The Company utilized an income capitalization approach in determining the estimated fair value of the underlying collateral for use when evaluating that a loan is impaired, including assumptions, such as capitalization rates, creditworthiness of major tenants, occupancy rates, availability of financing, and exit plan.

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

New York, New York
March 23, 2023

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2022(1)	December 31, 2021(1)
ASSETS
Cash and cash equivalents	$43,858,515	$14,749,046
Restricted cash	3,507,850	3,530,006
Commercial mortgage loans held-for-investment, at amortized cost	1,076,148,186	1,001,825,294
Allowance for loan losses	(4,258,668)	—
Commercial mortgage loans held-for-investment, net of allowance for loan losses	1,071,889,518	1,001,825,294
Mortgage servicing rights, at fair value	795,656	551,997
Accrued interest receivable	5,797,991	3,977,752
Investment related receivable	—	22,400,000
Other assets	2,116,007	1,889,258
Total assets	$1,127,965,537	$1,048,923,353

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	829,310,498	826,782,543
Secured term loan	46,971,042	46,845,502
Accrued interest payable	2,360,809	704,055
Dividends payable	4,131,369	3,242,809
Fees and expenses payable to Manager	1,606,333	1,825,142
Other liabilities	583,989	147,802
Total liabilities	884,964,040	879,547,853

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,231,152 and 24,947,883 shares issued and outstanding, at December 31, 2022 and December 31, 2021, respectively	522,252	249,434
Additional paid-in capital	314,598,384	233,833,749
Cumulative distributions to stockholders	(160,724,426)	(143,449,310)
Accumulated earnings	31,250,852	21,387,192
Total stockholders' equity	242,901,997	169,276,000
Noncontrolling interests	$99,500	$99,500
Total equity	$243,001,497	$169,375,500

Total liabilities and equity	$1,127,965,537	$1,048,923,353

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of December 31, 2022 and December 31, 2021, assets of the consolidated VIEs totaled $1,005,507,371 and $1,003,896,995, respectively and the liabilities of consolidated VIEs totaled $831,575,144 and $827,390,435, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$56,610,324	$36,162,050
Cash and cash equivalents	74,676	28,779
Interest expense:
Collateralized loan obligations	(29,055,324)	(12,178,545)
Secured term loan	(3,754,872)	(3,333,536)
Net interest income	23,874,804	20,678,748
Other income:
Provision for loan losses	(4,258,668)	—
Realized loss on mortgage servicing rights	—	(10,910)
Change in unrealized gain (loss) on mortgage servicing rights	243,659	(356,772)
Loss on extinguishment of debt	—	(1,663,926)
Servicing income, net	347,838	398,939
Total other (loss)	(3,667,171)	(1,632,669)
Expenses:
Management and incentive fees	4,197,819	3,041,600
General and administrative expenses	3,467,653	2,879,655
Operating expenses reimbursable to Manager	2,116,636	2,038,130
Other operating expenses	309,797	280,970
Compensation expense	240,980	200,608
Total expenses	10,332,885	8,440,963
Net income before provision for income taxes	9,874,748	10,605,116
(Provision for) income taxes	(11,088)	(77,894)
Net income	9,863,660	10,527,222
Dividends to preferred stockholders	(4,740,000)	(3,112,500)
Net income attributable to common stockholders	$5,123,660	$7,414,722
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$5,123,660	$7,414,722
Weighted average number of shares of common stock outstanding	48,342,347	24,945,824
Basic and diluted income per share	$0.11	$0.30
Dividends declared per weighted average share of common stock	$0.24	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at January 1, 2021	—	—	24,943,383	249,389	233,850,271	(131,355,978)	10,859,970	113,603,652	99,500	$113,703,152
Issuance of common stock	—	—	4,500	45	11,655	—	—	11,700	—	11,700
Cost of issuing common stock	—	—	—	—	(32,085)	—	—	(32,085)	—	(32,085)
Issuance of preferred stock, net	2,400,000	57,254,935	—	—	—	—	—	57,254,935	—	57,254,935
Restricted stock compensation expense	—	—	—	—	3,908	—	—	3,908	—	3,908
Net income	—	—	—	—	—	—	10,527,222	10,527,222	—	10,527,222
Common dividends declared	—	—	—	—	—	(8,980,832)	—	(8,980,832)	—	(8,980,832)
Preferred dividends declared	—	—	—	—	—	(3,112,500)	—	(3,112,500)	—	(3,112,500)
Balance at December 31, 2021	2,400,000	$57,254,935	24,947,883	$249,434	$233,833,749	$(143,449,310)	$21,387,192	$169,276,000	$99,500	$169,375,500

Balance at January 1, 2022	2,400,000	$57,254,935	24,947,883	$249,434	$233,833,749	$(143,449,310)	$21,387,192	$169,276,000	$99,500	$169,375,500
Issuance of common stock	—	—	27,283,269	272,818	83,214,435	—	—	83,487,253	—	83,487,253
Cost of issuing common stock	—	—	—	—	(2,446,970)	—	—	(2,446,970)	—	(2,446,970)
Restricted stock compensation expense	—	—	—	—	(2,830)	—	—	(2,830)	—	(2,830)
Net income	—	—	—	—	—	—	9,863,660	9,863,660	—	9,863,660
Common dividends declared	—	—	—	—	—	(12,535,116)	—	(12,535,116)	—	(12,535,116)
Preferred dividends declared	—	—	—	—	—	(4,740,000)	—	(4,740,000)	—	(4,740,000)
Balance at December 31, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net income	$9,863,660	$10,527,222
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(125,098)	(46,088)
Amortization of commercial mortgage loans held-for-investment premiums	61,144	457,749
Accretion of collateralized loan obligations discounts, net	—	207,767
Accretion of deferred loan fees	(27,084)	—
Amortization of deferred offering costs	(114,571)	(32,085)
Amortization of deferred financing costs	2,772,870	1,953,465
Provision for loan losses	4,258,668	—
Realized loss on mortgage servicing rights	—	10,910
Loss on extinguishment of debt	—	1,663,926
Unrealized (gain) loss on mortgage servicing rights	(243,659)	356,772
Restricted stock compensation expense	15,980	15,608
Net change in:
Accrued interest receivable	(1,820,239)	(1,962,135)
Other assets	(226,749)	(55,464)
Accrued interest payable	1,656,754	271,119
Fees and expenses payable to Manager	(218,809)	668,802
Other accounts payable and accrued expenses	436,187	(190,621)
Net cash provided by operating activities	16,289,054	13,846,947
Cash flows from investing activities:
Purchase and origination of commercial mortgage loans held-for-investment	(345,921,827)	(983,694,326)
Principal payments from commercial mortgage loans held-for-investment	293,326,723	506,402,705
Deferred loan fees	763,250	—
Net cash (used in) investing activities	(51,831,854)	(477,291,621)
Cash flows from financing activities:
Proceeds from issuance of common stock	81,136,045	—
Net proceeds from issuance of preferred stock	—	57,254,935
Dividends paid on common stock	(11,646,557)	(9,978,162)
Dividends paid on preferred stock	(4,740,000)	(2,115,000)
Proceeds from collateralized obligations	—	833,750,000
Proceeds from secured term loan	—	7,500,000
Payment of collateralized loan obligations	—	(465,316,126)
Payment of deferred financing costs	(119,375)	(8,747,277)
Net cash provided by (used in) financing activities	64,630,113	412,348,370
Net increase (decrease) in cash, cash equivalents and restricted cash	29,087,313	(51,096,304)
Cash, cash equivalents and restricted cash, beginning of period	18,279,052	69,375,356
Cash, cash equivalents and restricted cash, end of period	$47,366,365	$18,279,052

Supplemental disclosure of cash flow information
Cash paid for interest	$28,380,571	$13,079,740

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$4,315,119	$3,426,559

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Lument Finance Trust, Inc. (together with its consolidated subsidiaries, the "Company”), is a Maryland corporation that focuses primarily on investing in, originating, financing and managing a portfolio of commercial real estate ("CRE") debt investments. The Company is externally managed by Lument Investment Management (the "Manager" or "Lument IM"). The Company's common stock is listed on the NYSE under the symbol "LFT."

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. for potential consolidation, and prior to their unwinding in the second quarter of 2021, Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. At December 31, 2022, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares, and prior to the second quarter of 2021 determined it was the primary beneficiary of Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") was $166,250,000 at December 31, 2022 and December 31, 2021, respectively.

Use of Estimates

The financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g. valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company's estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

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

Restricted cash includes cash held within LFT CRE 2021-FL1, Ltd. as of December 31, 2022 and as of December 31, 2021, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$43,858,515	$14,749,046
Restricted cash CRE 2021-FL1, Ltd.	$3,507,850	$3,530,006
Total cash, cash equivalents and restricted cash	$47,366,365	$18,279,052

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

Interest income is recognized as revenue using the effective interest method and is recorded on the accrual basis according to the terms of the underlying loan agreement. Any fees, costs, premiums and discounts associated with these loan investments are deferred and amortized over the term of the loan on a straight line basis approximating the effective interest method. Income accrual is generally suspended and loans are placed on non-accrual status on the earlier of the date at which payment has become 90 days past due or when full and timely collection of interest and principal is considered not probable. The Company may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the underlying loan agreement. As of December 31, 2022, the Company held two loans on non-accrual status where interest income is accounted for on a cash basis.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

The Company evaluates each loan rated High Risk or above as to whether it is impaired on a quarterly basis. Impaired loans are individually evaluated based on the Company's quarterly assessment of each loan and assignment of a risk rating. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for loan losses. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses. As of December 31, 2022, the Company identified its sole office loan, collateralized by an office building in Chicago, as impaired and established an allowance for loan loss of $4.3 million for the twelve months ended December 31, 2022. Additionally, the Company identified one loan, collateralized by a multifamily property, as impaired due to monetary default, however, no reserve is required after analysis of the underlying collateral value. See Note 3 for further detail.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2022, the Company has not recognized any provision for loan losses on its loans held-for-investment, other than the loan noted above. We also assessed the remainder of the portfolio, considering the absence of delinquencies and current market conditions, and, as such has not recorded any allowance for loan losses.

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

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of LFT CRE 2021-FL1, Ltd. as of December 31, 2022 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. prior to their unwind date of June 14, 2021 (the "CLOs"). The CLOs are VIEs that the Company has determined it is the primary beneficiary of and accordingly are consolidated in the Company's financial statements, excluding liabilities of the CLOs acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLOs do not have any recourse to the Company as the consolidator of the CLOs. CLOs are carried at their outstanding unpaid principal balances, net of any unamortized discounts or deferred financing costs. Any premiums, discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method.

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

Common Stock

At December 31, 2022, and December 31, 2021, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. On February 22, 2022, the Company closed a transferable common stock rights offering and issued 27,277,269 shares of common stock. The Company had 52,231,152 and 24,947,883 shares of common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively.

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
December 31, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

 Preferred Stock

At December 31, 2022 and December 31, 2021, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at December 31, 2022 and December 31, 2021. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair-value based methodology prescribed by
ASC 718, Share-Based Payment ("ASC 718"). Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, the compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 13 for details of stock-based awards issuable under the Manager Equity Plan.

Comprehensive Income (Loss) Attributable to Common Stockholders

For the years ended December 31, 2022 and December 31, 2021, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Credit Losses

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

In November 2019, the FASB issued ASU 2019-10 which amended the effective dates for implementation of ASU 2016-13. ASU 2019-10 deferred the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, public business entities that are not SEC filers and all other companies, including not-for-profit companies and employee benefit plans for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is designated as a smaller reporting company and has deferred implementation of ASU 2016-13 pursuant to ASU 2019-10.

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

The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related commercial mortgage loans on our balance sheet, which will reduce our stockholders' equity. The initial reserve recorded on January 1, 2023 will be reflected as a direct charge against retained earnings; however, future net changes to the CECL reserve will be recognized in net income on our consolidated statement of operations. ASU 2016-13 does not require use of a particular method for determining the CECL reserve, but it does specify the allowance should be based on relevant information about past events, including historical loss experience, composition of current commercial mortgage loan portfolio, current conditions in real estate and capital markets, and reasonable and supportable forecasts for the expected term of each loan. Additionally, but for a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to CECL incur some amount of valuation reserve to reflect the underlying principle of the CECL model, that all loans, debt securities and similar financial assets bear some inherent risk of loss regardless of credit quality, amount of subordinate capital, or other risk mitigants.

In the absence of any Company history of valuation reserves or realized loan losses since our inception in 2013, other than one office loan, the Company elected to utilize a widely-used analytical model incorporating a loss-given-default methodology and loan performance data for over 100,000 commercial real estate loans dating back to 1998. The Company expects to utilize this data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company selected for use in its CECL estimate a weighted macroeconomic forecast that includes baseline, optimistic and pessimistic scenarios during the reasonable forecast period. The Company determined the key variables driving its CECL loss estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location, and loan vintage.

Upon adoption of ASU 2016-13 on January 1, 2023, the Company expects that, based on current expectations of future economic conditions, its general allowance for credit losses on loans held for investment, including future loan funding commitments, will be between $3.0 million and $4.0 million, or 0.30% and 0.40% of the Company's total loan commitment balance of $1.1 billion as of December 31, 2022. The Company currently has $4.3 million in specific reserves recorded in its consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate ("LIBOR") and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt instruments, leases, derivatives and other contracts affected by reference rate reform. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur.

In December 2022, the FASB issued ASU 2022-06, deferring the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022 to December 31, 2024. ASC 848 provides temporary relief relating to potential accounting impact relating to replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform. We have not adopted any of the optional expedients or exceptions through December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions.

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of December 31, 2022 and December 31, 2021:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2022
Loans held-for-investment
Senior secured loans(3)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5
Allowance for loan losses	N/A	$(4,258,668)
	$1,076,865,099	$1,071,889,518	71	100.0%	7.6%	3.5

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

						Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count		Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2021
Loans held-for-investment
Senior secured loans(3)	$1,001,869,994	$1,001,825,294	66		100.0%	3.9%	3.7
	$1,001,869,994	$1,001,825,294	66	71	100.0%	3.9%	3.7

(1)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% and 0.10% as of December 31, 2022 and December 31, 2021, respectively and 30-day Term SOFR of 4.19% as of December 31, 2022 inclusive of weighted average interest rate floors of 0.27% and 0.49%, respectively. As of December 31, 2022, 77.4% of the investments by total exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2021, 100% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR.
(2)    Weighted average term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(3)    As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2021, $974,025,294 of the outstanding senior secured loans were held in VIEs and $27,800,000 of the outstanding senior secured loans were held outside of VIEs.

Activity: For the years ended December 31, 2022 and December 31, 2021, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2020	$547,345,334
Purchases and advances	983,694,326
Principal payments	(528,802,705)
Accretion of purchase discount	46,088
Amortization of purchase premium	$(457,749)
Balance at December 31, 2021	$1,001,825,294
Purchases and advances	345,158,577
Principal repayments	(270,926,723)
Accretion of purchase discount	125,098
Amortization of purchase premium	(61,144)
Accretion of deferred loan fees	27,084
Provision for loan losses	$(4,258,668)
Balance at December 31, 2022	$1,071,889,518

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of December 31, 2022 and December 31, 2021:

December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2019	2018	2017
1	—	$—	—	—	—	—	—
2	11	153,933,750	85,198,084	67,999,500	—	—	—
3	55	852,474,681	101,654,140	672,421,907	42,077,193	16,672,623	19,668,071
4	3	47,448,000	15,000,000	32,448,000	—	—	—
5	2	23,008,668	—	12,750,000	—	6,000,000	—
	71	$1,076,865,099	201,852,224	785,619,407	42,077,193	22,672,623	19,668,071

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

December 31, 2021
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2021	2020	2019	2018	2017
1	—	$—	—	—	—	—	—
2	40	634,438,386	596,052,235	4,920,000	33,466,151	—	—
3	23	342,350,405	201,402,134	6,870,561	70,566,216	43,777,862	19,688,932
4	3	25,081,203	—	8,037,399	5,295,605	11,748,199	—
5	—	—	—	—	—	—	—
	66	1,001,869,994	797,454,369	19,827,960	109,327,972	55,526,061	19,688,932

As of December 31, 2022, the average risk rating of the commercial mortgage loan portfolio was 3.0 (Moderate Risk), weighted by investment carrying value, with 93.8% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2021, the average risk rating of the commercial mortgage loan portfolio was 2.3 (Low Risk), weighted by investment carrying value, with 97.5% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio has increased during the year ended December 31, 2022. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $144.6 million, a risk rating of "3" of $103.5 million and a risk rating of "4" of $9.5 million, offset by purchases of commercial mortgage loans with a risk rating of "2" of $85.9 million, a risk rating of "3" of $231.7 million and a risk rating of "4" of $15 million during the year ended December 31, 2022. Additionally, $437.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3", $32.4 million of loans with a risk rating of "2" transitioned to a risk rating of "4", $47.7 million of loans with a risk rating of "3" transitioned to a risk rating of "2", $12.8 million of loans transitioned from a risk rating of "3" to a risk rating of "5", $5.3 million of loans transitioned from a risk rating of "4" to a risk rating of "3", and a loan with an unpaid principal balance of $10.3 million transitioned from a risk rating of "4" to a risk rating of "5".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of December 31, 2022 and December 31, 2021:

Loans Held-for-Investment

	December 31, 2022	December 31, 2021
Geography
South	46.6%	46.2%
Southwest	26.7	27.5
Mid-Atlantic	12.4	7.9
Midwest	8.0	4.5
West	6.3	13.9
Total	100.0%	100.0%

	December 31, 2022	December 31, 2021
Collateral Property Type
Multifamily	89.6%	92.0%
Healthcare	6.4	—
Self-Storage	1.8	5.2
Retail	1.6	1.7
Office	0.6	1.1
Total	100.0%	100.0%

Allowance for Loan Losses: The following table presents the changes for the years ended December 31, 2022 and December 31, 2021 in the provision for credit losses on loans held-for-investment.

	Year ended
	December 31, 2022	December 31, 2021
Allowance for loan losses at beginning of period	$—	$—
Provision for loan losses	4,258,668	—
Allowance for loan losses at end of period	4,258,668	$—

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of December 31, 2022 or December 31, 2021.

During the period ended December 31, 2022, management identified one loan, collateralized by an office building, with an unpaid principal value of $10.3 million as impaired, reflecting a decline in collateral value attributable to (i) recent and near term vacancies at the property; (ii) new information available during the year ended December 31, 2022 regarding the addition of office space supply that will increase the submarket vacancy rate in the local market and (iii) declining market conditions. As of August 8, 2022, this loan has been placed in maturity default. We entered into a forbearance agreement with the borrower extending the maturity date to December 2022 to allow the borrower more time to market and sell the property, however the borrower was unable to execute a sale in this timeframe. Subsequent to the December 2022 maturity, the Company accepted a discounted payoff of approximately $6.0 million (See Note 16). Based on this review, a reserve of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Additionally, this loan was placed on non-accrual as result of the impaired loan classification, however, the borrower remained current on debt service payments through December 31, 2022.

During the period ended December 31, 2022, management identified one loan, collateralized by a multifamily property, with an unpaid principal value of $12.8 million as impaired due to monetary default, however, no reserve is required after analysis of underlying collateral value. This loan was placed on non-accrual as a result of the monetary default and impaired loan classification.

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

The CLO we consolidate is subject to collateralization and coverage tests that are customary for this type of securitization. As of December 31, 2022, and December 31, 2021 all such collateralization and coverage tests in the CLOs we consolidate were met. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these tests.

The carrying values of the Company's total assets and liabilities related to LFT CRE 2021-FL1, Ltd. at December 31, 2022 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2021 included the following VIE assets and liabilities:

ASSETS	December 31, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$3,507,850	$3,530,006
Accrued interest receivable	5,488,118	3,941,695
Investment related receivable	—	22,400,000
Loans held for investment	996,511,403	974,025,294
Total Assets	$1,005,507,371	$1,003,896,995

LIABILITIES
Accrued interest payable	$2,264,646	$607,892
Collateralized loan obligations(1)	829,310,498	826,782,543
Total Liabilities	$831,575,144	$827,390,435
Equity	173,932,227	176,506,560
Total liabilities and equity	$1,005,507,371	$1,003,896,995

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for LFT CRE 2021-FL1, Ltd.

The following tables present certain loan and borrowing characteristics of LFT CRE 2021-FL1, Ltd. as of December 31, 2022 and Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd.as of December 31, 2021:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

As of December 31, 2022
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	64	996,492,150	996,511,403	7.60%
Financings provided	1	833,750,000	829,310,498	5.75%

As of December 31, 2021
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	64	974,069,994	974,025,294	3.91%
Financings provided	1	833,750,000	826,782,543	1.54%

(1)     The carrying value for LFT CRE 2021-FL1, Ltd. is net of debt issuance costs of $4,439,502 and $6,967,457 or December 31, 2022, and December 31, 2021, respectively.
(2)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% and 0.10% and 30-day Term SOFR of 4.19% and 0.00% as of December 31, 2022 and December 31, 2021, respectively, inclusive of weighted average interest rate floors of 0.25% and 0.49%, respectively. As of December 31, 2022, 80.4% of the investments by total exposure earned a floating rate indexed to one-month LIBOR and 19.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2021, 100% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR. Weighted average coupon for the financing assumes applicable one-month LIBOR of 4.32% and 0.11% as of December 31, 2022 and December 31, 2021, respectively and spreads of 1.43% for December 31, 2022 and December 31, 2021.

The statement of operations related to LFT 2021-FL1, Ltd., Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. at December 31, 2022 and December 31, 2021 include the following income and expense items:

Statements of Operations	December 31, 2022	December 31, 2021
Interest income	$53,264,413	$35,506,459
Interest expense	29,055,324	12,178,545
Net interest income	$24,209,089	$23,327,914
Less:
Loss on extinguishment of debt	$—	$1,663,926
General and administrative fees	614,149	308,718
Net income	$23,594,940	$21,355,270

NOTE 5 - RESTRICTED CASH

LFT CRE 2021-FL1, Ltd. is actively managed with an initial reinvestment period of 30 months that expires in December 2023. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within LFT CRE 2021-FL1, Ltd. in accordance with the terms and conditions of its respective governing agreement.

NOTE 6 – SECURED TERM LOAN

On January 15, 2019, the Company, together with its FOAC and Hunt CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into the Secured Term Loan, as amended on February 13, 2019 and July 9, 2020, April 21, 2021 and February 22, 2022 with the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (in such capacity, the "Agent"), providing for a term facility ("Credit Agreement") to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($778,958 at December 31, 2022 and $904,498 at December 31, 2021). As of December 31, 2022 and December 31, 2021, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	December 31, 2022		December 31, 2021
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties' obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 6 – SECURED TERM LOAN (Continued)

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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2022 and December 31, 2021, we were in compliance with these covenants. If the duration of the COVID-19 pandemic continues to prolong, its impact on our borrowers and their tenants could result in a sustained deterioration in a material amount of assets and may impact these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MSRs

As of December 31, 2022, the Company retained the servicing rights associated with an aggregate principal balance of $74,798,949 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity as of the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Balance at beginning of year	$551,997	$919,678
Changes in fair value due to:
Realized loss	—	(10,910)
Changes in valuation inputs or assumptions used in valuation model	344,617	109,663
Other changes to fair value(1)	(100,958)	(466,434)
Balance at end of year	$795,656	$551,997
Loans associated with MSRs(2)	$74,798,949	$91,727,121
MSR values as percent of loans(3)	1.06%	0.60%

(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at December 31, 2022 and December 31, 2021, respectively.
(3)Amounts represent the carrying value of MSRs at December 31, 2022 and December 31, 2021, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Servicing income, net	$347,838	$398,939
Income from MSRs, net	$347,838	$398,939

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of December 31, 2022 and December 31, 2021:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 8 – FAIR VALUE (Continued)

	December 31, 2022
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2022
Assets:
Mortgage servicing rights	$—	$—	$795,656	$795,656
Total	$—	$—	$795,656	$795,656

	December 31, 2021
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2021
Assets:
Mortgage servicing rights	$—	$—	$551,997	$551,997
Total	$—	$—	$551,997	$551,997

As of December 31, 2022 and December 31, 2021, the Company had $795,656 and $551,997, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 8.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2022 and December 31, 2021:

As of December 31, 2022
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 9.4%	8.1%
	Discount rate	12.0%	12.0%

As of December 31, 2021
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	10.8 - 29.7%	19.1%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$43,858,515	$43,858,515	$43,858,515
Restricted cash	1	3,507,850	3,507,850	3,507,850
Commercial mortgage loans held-for-investment	3	1,071,889,518	1,076,865,099	1,064,407,588
Total		$1,119,255,883	$1,124,231,464	$1,111,773,953

Liabilities:
Collateralized loan obligations	2	$829,310,498	$833,750,000	$803,308,375
Secured term loan	3	46,971,042	47,750,000	44,563,236
Total		$876,281,540	$881,500,000	$847,871,611

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 8 – FAIR VALUE (Continued)

	December 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$14,749,046	$14,749,046	$14,749,046
Restricted cash	1	3,530,006	3,530,006	3,530,006
Commercial mortgage loans held-for-investment	3	1,001,825,294	1,001,869,994	1,001,473,884
Total		$1,020,104,346	$1,020,149,046	$1,019,752,936

Liabilities:
Collateralized loan obligations	2	$826,782,543	$833,750,000	$834,425,625
Secured term loan	3	$46,845,502	$47,750,000	$50,986,154
Total		$873,628,045	$881,500,000	$885,411,779

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management and Incentive Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the manager a management fee equal to 1.5% of Stockholders' Equity per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity includes the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. Additionally, starting in the first full calendar quarter following January 3, 2020 the Company was also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum. The initial term of our management agreement expired on January 3, 2023, but there continue to be automatic, one-year renewals thereafter.

For the year ended December 31, 2022, the Company incurred management fees of $4,197,819 (2021: $2,909,368), recorded within "Management and incentive fees" in the consolidated statement of operations, of which $1,089,000 (2021: $796,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the year ended December 31, 2021, the Company incurred incentive fees of $132,232, recorded within "Management and incentive fees" in the consolidated statement of operations, of which $132,232 was accrued but had not yet been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets. For the year ended December 31, 2022, the Company did not incur any incentive fees.

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

On March 18, 2019, the Company entered into a support agreement with the prior manager, pursuant to which, the prior manager agreed to reduce the reimbursement cap by 25% per annum (subject to such reduction not exceeding $568,000 per annum) until such time as the aggregate support provided thereunder equaled approximately $1.96 million. As of December 31, 2022, the Company has provided the full support of $1.96 million under the agreement.

For the year ended December 31, 2022, the Company incurred reimbursable expenses of $2,116,636 (2021: $2,038,130) recorded within "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $517,333 (2021: $724,333) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the year ended December 31, 2022, the Company waived $1,241,657 in gross exit fees, reducing reimbursed expenses due to the Manager by $620,829 and for the year ended December 31, 2021, the Company waived $605,906 in gross exit fees, reducing reimbursed expenses due to the Manager by $302,953.

Manager Equity Plan

The Company had in place a Manager Equity Plan, which expired December 18, 2022, under which the Company had the ability to provide equity compensation to the Manager and the Company's independent directors, consultants, or officers. The Manager, in its sole discretion, could allocate any awards it received under the Manager Equity Plan to its directors, officer employees or consultants. The Company was able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award. Stock based compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company's common stock.

The following table summarizes the activity related to restricted common stock for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	4,500	$4.18	4,500	$2.60
Granted	6,000	2.27	4,500	4.18
Vested	(4,500)	4.18	(4,500)	2.60
Outstanding Unvested Shares at End of Period	6,000	$2.27	4,500	$4.18

For the year ended December 31, 2022, the Company recognized compensation expense related to restricted common stock of $15,980 (2021: $15,608). The Company has unrecognized compensation expense of $6,194 as of December 31, 2022 (2021: $8,555) for unvested shares of restricted common stock. As of December 31, 2022, the weighted average period for which the unrecognized compensation expense will be recognized is 5.5 months.

Lument Structured Finance

During the year ended December 31, 2022, (a) LFT CRE 2021-FL1, Ltd. purchased sixteen loans with an aggregate unpaid principal balance of $187.5 million at par from Lument Structured Finance ("LSF"), an affiliate of our Manager and (b) Lument Commercial Mortgage Trust ("LCMT") purchased seven loans with an aggregate unpaid principal balance of $82.0 million at par from LSF.

During the year ended December 31, 2021, (a) Hunt CRE 2018-FL2, Ltd. purchased nine loans with an aggregate unpaid principal balance of $102.7 million at par from LSF; (b) LCMT purchased two loans with an aggregate unpaid principal balance of $21.2 million and twenty funded loan participations with an aggregate unpaid principal balance of $42.3 million at par from LSF and (c) LFT CRE 2021-FL1, Ltd. purchased forty-four loans with an aggregate unpaid principal balance of $700.1 million at par from LSF.

OREC 2018-CRE1, Ltd.

During the year ended December 31, 2021, LFT CRE 2021-FL1, Ltd. purchased nine loans with an aggregate unpaid principal balance of $112.5 million at a premium of $0.35 million from OREC 2018-CRE1, Ltd., an affiliate of our Manager.

Lument Real Estate Holdings, LLC

During the year ended December 31, 2021, LFT CRE 2021-FL1, Ltd. purchased eight loans with an aggregate unpaid principal balance of $4.6 million at a premium of $0.02 million from Lument Real Estate Holdings, LLC, an affiliate of our Manager.

Lument Real Estate Capital, LLC

Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, was appointed the servicer and special servicer with respect to mortgage assets for LFT CRE 2021-FL1, Ltd.

Lument IM

Lument IM was appointed as the collateral manager with respect to LFT CRE 2021-FL1, Ltd. in June 2021, and continues to serve in this role. Lument IM has agreed to waive all its entitlements to collateral management fees for so long as Lument IM or an affiliate is the collateral manager and also the manager of Lument Finance Trust, Inc.

Lument Investment Holdings

On February 22, 2022, Lument Investment Holdings purchased 13,071,895 shares of common stock from the transferable common stock rights offering at a price of $3.06 per share.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)
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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $171.7 million and $348.0 million as of December 31, 2022 and December 31, 2021, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2022, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2022.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2022, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of December 31, 2022, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd. These commitments are not reflected on the Company's consolidated balance sheets.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2022, LSF, an affiliate of the Manager, had $71.3 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2022, LSF, an affiliate of the Manager, had $11.0 million of unfunded commitments related to loans held in LCMT. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2021, LSF, an affiliate of the Manager, had $78.4 million in unfunded commitments related to loans held in LFT 2021-FL1, Ltd. These commitments are not reflected in the Company's consolidated balance sheets.

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

COVID-19

The COVID-19 pandemic has brought uncertainty and disruption to the global economy, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. The ultimate impact of the COVID-19 pandemic, including the continued impact and uncertainty from COVID-19 variants, supply chain disruptions and labor shortages, rising inflation and increases in interest rates on the global economy could materially disrupt our business operations and impact our financial condition.

NOTE 12 – EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,231,152 and 24,947,883 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.

On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,679 shares of common stock at a price of $3.06 per share resulting in gross proceeds of approximately $83.5 million.

Stock Repurchase Program

On December 15, 2015, the Company’s board of directors authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. Through December 31, 2022, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of December 31, 2022, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At December 31, 2022 and December 31, 2021, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2022, and December 31, 2021. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

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

Distributions to stockholders

For the 2022 taxable year to date, the Company has declared dividends to common stockholders totaling $12,535,116, or $0.07 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2022:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2022	March 31, 2022	April 15, 2022	$3,133,509	$0.006
June 15, 2022	June 30, 2022	July 15, 2022	$3,133,869	$0.006
September 15, 2022	September 30, 2022	October 17, 2022	$3,133,869	$0.006
December 15, 2022	December 31, 2022	January 17, 2023	$3,133,869	$0.006

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 12 – EQUITY (Continued)
The following table presents cash dividends declared by the Company on its Series A Preferred stock for the year ended December 31, 2022:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2022	April 1, 2022	April 15, 2022	$1,181,250	$0.49219
June 15, 2022	July 1, 2022	July 15, 2022	$1,181,250	$0.49219
September 15, 2022	October 3, 2022	October 17, 2022	$1,181,250	$0.49219
December 15, 2022	January 1, 2023	January 17, 2023	$1,181,250	$0.49219

Non-controlling interests

On November 29, 2018, Lument Commercial Mortgage Trust, Inc. ("LCMT"), formerly known as Hunt Commercial Mortgage Trust ("HCMT"), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2022 and $15,000 for the year ended December 31, 2021, are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations. As of December 31, 2022, LCMT had $11,292 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,791 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

NOTE 13 – EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Net income		$9,863,660		$10,527,222
Less dividends expense:
Common stock	$12,535,116		$8,980,832
Preferred stock	4,740,000		3,112,500
		17,275,116	—	12,093,332
Undistributed earnings (deficit)		$(7,411,456)		$(1,566,110)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.26	$0.26	$0.36	$0.36
Undistributed earnings (deficit)	$—	$(0.15)	—	(0.06)
Total	$0.26	$0.11	$0.36	$0.30

	For the years ended December 31,
	2022	2021
Basic weighted average shares of common stock outstanding	48,337,029	24,941,324
Weighted average of non-vested restricted stock	5,318	4,500
Diluted weighted average shares of common stock outstanding	48,342,347	24,945,824

NOTE 14 – SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments and operates as a single reporting segment.

NOTE 15 - INCOME TAXES

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of December 31, 2022 and 2021, we were in compliance with all REIT requirements.

The following table presents our provision for income taxes:

	Year Ended December 31,
	2022	2021
Deferred tax expense	$11,088	$77,894
Provision for income tax expense	$11,088	$77,894

The following is a reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
U.S. federal statutory income tax	21.0%	21.0%
REIT income not subject to federal income tax	(20.1)%	(21.4)%
State and local income taxes, net of federal tax benefit	(0.4)%	(0.2)%
Return to provision	(0.6)%	(0.1)%
Effective income tax rate	(0.1)%	(0.7)%

The differences between the Company's statutory rate and effective rate are largely determined by the amount of income subject to tax by the Company's TRS subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2022 and 2021, the Company's net deferred tax assets were $1.3 million and $1.3 million, respectively, and are included in other assets in the Company's consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent on our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary difference. The amount of deferred tax assets considered realizable is subject to adjustment in future periods of future taxable income change.

The TRS has a deferred tax asset , comprised of the following:

	As of December 31, 2022	As of December 31, 2021
Accumulated net operating losses of TRS	$1,229,334	$985,917
Mortgage servicing rights	$19,456	$261,440
Capitalized transaction costs	$81,382	$93,903
Net non-current deferred tax asset	$1,330,172	$1,341,260

At December 31, 2022, and 2021, the TRS had net operating loss carryforwards for federal income tax purposes of $4.0 million and $3.2 million, which are available to offset future taxable income and begin expiring in 2034.

As of December 31, 2022, the Company has concluded that there are no material uncertain tax positions requiring recognition in the Company's consolidated financial statements. As of December 31, 2022, tax years 2018 through 2021 remain subject to examination by taxing authorities.

REIT Qualification

During tax years 2021 and 2022 the Company passed all the requisite ownership, asset and income tests.

NOTE 16 - SUBSEQUENT EVENTS

On February 27, 2023, in connection with the sale of the office building collateralizing our impaired loan by the borrower, to an unaffiliated third-party, the Company accepted, under the terms of a discounted payoff (“DPO”) agreement with the borrower, a DPO of approximately $6.0 million on the impaired loan which had an unpaid principal balance of $10.3 million as of December 31, 2022. $4.3 million, which had been provided for during the year-ended December 31, 2022, will be charged off against the Company’s allowance for loan losses during the three months ended March 31, 2023, with de minimis impact to the provision for loan losses in the corresponding period.

March 16, 2023, the Company’s Board of Directors declared a regular cash dividend of $0.06 per common share with respect to the first quarter of 2023. The dividend is payable on April 15, 2023, to common stockholders of record as of the close of business March 31, 2023.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2022

NOTE 16 – SUBSEQUENT EVENTS (Continued)

On March 16, 2023, the Company’s Board of Directors declared a regular cash dividend of $0.49219 per share of Series A Preferred Stock with respect to the first quarter of 2023. The dividend is payable on April 15, 2023, to preferred stockholders of record as of the close of business April 3, 2023.

Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2022

Type of Loan/Borrower Senior Mortgage Loans(1)	Description/Location	Interest(2) Payment Rates	Extended Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Balance	Carrying Amount of Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily /FL	L+3.05%	2027	I/O	$—	$51,375,000	$51,375,000
Borrower B	Multifamily /VA	L+3.27%	2024	I/O	—	36,781,588	36,781,588
Borrower C	Multifamily / NJ	L+3.05%	2026	I/O	—	34,690,000	34,690,000
Borrower D	Multifamily / GA	L+3.00%	2024	I/O	—	33,500,000	33,500,000
Borrower E	Multifamily / TN	L+3.65%	2026	I/O	—	33,360,000	33,360,000
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Multifamily / Diversified	L+2.90% - 3.95%	2024 - 2027	I/O	$—	$635,190,012	$635,190,012
Senior Loan	Multifamily / Diversified	S+3.25% - 4.15%	2025 - 2027	I/O	—	135,388,390	135,326,238
Senior Loan	Healthcare/ Diversified	S+4.00%	2026	I/O	—	70,000,000	69,325,986
Senior Loan	Self-Storage / WA	L+3.60%	2024	I/O	—	19,648,818	19,668,071
Senior Loan	Retail / TX	L+4.60%	2023	I/O	$—	$16,672,623	$16,672,623
Senior Loan	Office / IL	L+3.75%	2023	I/O	$—	$10,258,668	$6,000,000
Total senior loans					$—	$1,076,865,099	$1,071,889,518

(1)Includes senior mortgage loans and pari passu participations in senior mortgage loans.
(2)L = one-month LIBOR rate
(3)Extended maturity date assumes all extension options are exercised
(4)I/O = interest only
(5)Represents only third party liens

1.Reconciliation of Mortgage Loans on Real Estate

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2022	2021
Balance at January 1,	$1,001,825,294	$547,345,334
Additions during period:
Mortgage loans purchased	345,158,577	983,694,326
Deductions during period
Mortgage loan repayments	(270,926,723)	(528,802,705)
Accretion of purchase discount	125,098	46,088
Amortization of purchase premium	(61,144)	(457,749)
Accretion of deferred loan fees	27,084	—
Provision for loan losses	(4,258,668)	—
Balance at December 31,	$1,071,889,518	$1,001,825,294