Form 10-Q
period 2023-03-31
Lument Finance Trust, Inc.
filed 2023-05-11
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2023
Common stock, $0.01 par value	52,231,152

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2023(1)	December 31, 2022(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$98,572,560	$43,858,515
Restricted cash	1,946,370	3,507,850
Commercial mortgage loans held-for-investment, at amortized cost	1,019,821,199	1,076,148,186
Less: Allowance for credit losses	(3,357,527)	(4,258,668)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,016,463,672	1,071,889,518
Mortgage servicing rights, at fair value	746,528	795,656
Accrued interest receivable	5,939,175	5,797,991
Investment related receivable	488,578	—
Other assets	2,266,585	2,116,007
Total assets	$1,126,423,468	$1,127,965,537

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	829,933,826	829,310,498
Secured term loan, net	47,032,485	46,971,042
Accrued interest payable	2,504,909	2,360,809
Dividends payable	4,135,077	4,131,369
Fees and expenses payable to Manager	1,604,000	1,606,333
Other liabilities(2)	365,932	583,989
Total liabilities	885,576,229	884,964,040

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,231,152 shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	522,252	522,252
Additional paid-in capital	314,587,702	314,598,384
Cumulative distributions to stockholders	(165,043,253)	(160,724,426)
Accumulated earnings	33,426,103	31,250,852
Total stockholders' equity	240,747,739	242,901,997
Noncontrolling interests	$99,500	$99,500
Total equity	$240,847,239	$243,001,497

Total liabilities and equity	$1,126,423,468	$1,127,965,537

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of March 31, 2023 and December 31, 2022, assets of consolidated VIEs totaled $1,002,563,861 and $1,005,507,371, respectively and the liabilities of consolidated VIEs totaled $832,342,571 and $831,575,144 respectively. See Note 4 for further discussion.

(2)     Includes $41,225 and $0 of Current Expected Credit Loss ("CECL") allowance related to unfunded commitments on commercial mortgage loans, net as of March 31, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$21,944,661	$10,009,064
Cash and cash equivalents	261,665	4,855
Interest expense:
Collateralized loan obligations	(13,033,046)	(4,004,238)
Secured term loan	(926,912)	(922,643)
Net interest income	8,246,368	5,087,038
Other income:
Reversal of credit losses, net	179,684	—
Change in unrealized (loss) gain on mortgage servicing rights	(49,129)	147,382
Servicing income, net	51,528	67,181
Total other income	182,083	214,563
Expenses:
Management and incentive fees	1,087,262	924,617
General and administrative expenses	948,066	852,732
Operating expenses reimbursable to Manager	509,986	390,710
Other operating expenses	64,584	76,190
Compensation expense	62,108	50,888
Total expenses	2,672,006	2,295,137
Net income before provision for income taxes	5,756,445	3,006,464
Benefit from (provision for) income taxes	10,246	(51,665)
Net income	5,766,691	2,954,799
Dividends accrued to preferred stockholders	(1,184,958)	(1,184,958)
Net income attributable to common stockholders	$4,581,733	$1,769,841
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$4,581,733	$1,769,841
Weighted average number of shares of common stock outstanding	52,231,152	36,464,952
Basic and diluted income per share	$0.09	$0.05
Dividends declared per share of common stock	$0.06	$0.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497
Cost of issuing common stock	—	—	—	—	(14,040)	—	—	$(14,040)	—	$(14,040)
Restricted stock compensation expense	—	—	—	—	3,358	—	—	$3,358	—	$3,358
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(3,591,440)	$(3,591,440)	—	$(3,591,440)
Net income	—	—	—	—	—	—	5,766,691	$5,766,691	—	$5,766,691
Common stock dividends	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2023	2,400,000	57,254,935	52,231,152	$522,252	$314,587,702	$(165,043,253)	$33,426,103	$240,747,739	$99,500	$240,847,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2021	2,400,000	57,254,935	24,947,883	249,434	233,833,749	(143,449,310)	21,387,192	169,276,000	99,500	169,375,500
Issuance of common stock	—	—	27,277,269	272,773	83,195,670	—	—	83,468,443	—	83,468,443
Cost of issuing common stock	—	—	—	—	(2,404,070)	—	—	(2,404,070)	—	(2,404,070)
Restricted stock compensation expense	—	—	—	—	4,638	—	—	4,638	—	4,638
Net income	—	—	—	—	—	—	2,954,799	2,954,799	—	2,954,799
Common stock dividends	—	—	—	—	—	(3,133,509)	—	(3,133,509)	—	(3,133,509)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2022	2,400,000	57,254,935	52,225,152	522,207	314,629,987	(147,767,777)	24,341,991	248,981,343	99,500	249,080,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash flows from operating activities:
Net income	$5,766,691	$2,954,799
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	—	(100,572)
Amortization of commercial mortgage loans held-for-investment premiums	5,287	45,349
Accretion of deferred loan fees	(64,293)	—
Amortization of deferred offering costs	(14,040)	(71,671)
Amortization of deferred financing costs	684,771	680,510
(Reversal of) credit losses, net	(179,684)	—
Unrealized loss (gain) on mortgage servicing rights	49,129	(147,382)
Restricted stock compensation expense	3,358	4,638
Net change in:
Accrued interest receivable	(141,184)	1,259,264
Other assets	(150,577)	154,922
Accrued interest payable	144,100	112,996
Fees and expenses payable to Manager	(2,333)	(501,142)
Other liabilities	(259,282)	164,183
Net cash provided by operating activities	5,841,943	4,555,894
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	—	(184,992,167)
Principal payments from commercial mortgage loans held-for-investment	51,625,741	131,756,365
Net cash provided by (used in) investing activities	51,625,741	(53,235,802)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	81,136,044
Payment of deferred financing costs	—	(119,375)
Dividends paid on common stock	(3,133,869)	(2,245,309)
Dividends paid on preferred stock	(1,181,250)	(1,181,250)
Net cash (used in) provided by financing activities	(4,315,119)	77,590,110
Net increase in cash, cash equivalents and restricted cash	53,152,565	28,910,202
Cash, cash equivalents and restricted cash, beginning of period	47,366,365	18,279,052
Cash, cash equivalents and restricted cash, end of period	$100,518,930	$47,189,254

Supplemental disclosure of cash flow information
Cash paid for interest	$13,131,087	$4,133,373
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$4,318,827	$4,318,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Lument Finance Trust, Inc. (together with its consolidated subsidiaries, the "Company"), is a Maryland corporation that focuses primarily on investing in, originating, financing and managing a portfolio of commercial real estate ("CRE") debt investments. The Company is externally managed by Lument Investment Management (the "Manager" or "Lument IM"). The Company's common stock is listed on the NYSE under the symbol "LFT."

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission ('SEC") on March 23, 2023.

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. for potential consolidation. At March 31, 2023, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") was $166,250,000 at March 31, 2023 and December 31, 2022, respectively.

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

Restricted cash includes cash held within LFT CRE 2021-FL1 as of March 31, 2023 and December 31, 2022, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$98,572,560	$43,858,515
Restricted cash CRE 2021-FL1, Ltd.	$1,946,370	$3,507,850
Total cash, cash equivalents and restricted cash	$100,518,930	$47,366,365

Deferred Offering Costs

Direct costs incurred to issue shares classified as equity, such as legal and accounting fees, are deducted from the related proceeds and the net amount recorded as stockholders' equity. Accordingly, payments made by the Company in respect of such costs related to the issuance of shares are recorded as an asset in the accompanying consolidated balance sheets in the line item "Other assets," for subsequent deduction from the related proceeds upon closing of the offering. To the extent that certain costs, in particular legal fees, are known to have been accrued but have not yet been invoiced and paid, they are included in "Other accounts payable and accrued expenses" on the accompanying consolidated balance sheets.

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

As of March 31, 2023, the Company held one loan on non-accrual status and interest collections will be accounted for under the cost recovery method.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASC 2016-13 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" in the consolidated balance sheets. The initial CECL reserve recorded on January 1, 2023 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. In connection with the adoption of ASU 2016-13, we recorded a $3.5 million decrease to accumulated earnings as of January 1, 2023.

The Company's implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process. Estimating an allowance for credit losses requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the current credit quality of loans and operating performance of loan collateral and the Company's expectations of performance and (iii) expectation of macroeconomic conditions over the relevant time period.

In the absence of any Company history of valuation reserves or realized loan losses since our inception in 2013, other than one office loan, the Company elected to utilize a widely-used analytical model incorporating a loss-given-default methodology and loan performance data for over 100,000 commercial real estate loans dating back to 1998. The Company expects to use this data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determines its CECL estimate based on macroeconomic forecasts that include baseline, optimistic and pessimistic scenarios during the reasonable forecast period. The Company determined the key variables driving its CECL loss estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage.

The Company evaluates each loan rated Default Risk as to whether it is impaired on a quarterly basis. Impaired loans are individually evaluated based on the Company's quarterly assessment of each loan and assignment of a risk rating. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for (reversal of) credit losses. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Any loans deemed to be collateral dependent will be removed from the pool of assets measured under CECL. Actual losses, if any, could ultimately differ from estimated losses.

The following table illustrates the day-one financial statement impact of the adoption of ASU 2016-13 on January 1, 2023:

	Pre-adoption	Transition adjustment	Post-adoption
Assets
Commercial mortgage loans, held-for-investment	$1,076,148,186	$—	$1,076,148,186
Less: Allowance for credit losses	(4,258,668)	(3,549,501)	(7,808,169)
Commercial mortgage loans, held-for-investment, net of allowance for credit losses	$1,071,889,518	$(3,549,501)	$1,068,340,017

Liabilities
Other liabilities(1)	$583,989	$41,939	$625,928

Equity
Accumulated earnings	$31,250,852	$(3,591,440)	$27,659,412
(1)    Includes reserve for unfunded loan commitments

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
March 31, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Collateralized Loan Obligations

Collateralized loan obligations represent third-party liabilities of LFT CRE 2021-FL1, Ltd. (the "CLO"). The CLO is a VIE that the Company has determined it is the primary beneficiary of and accordingly is consolidated in the Company's financial statements, excluding liabilities of the CLO acquired by the Company that are eliminated on consolidation. The third-party obligations of the CLO do not have any recourse to the Company as the consolidator of the CLO. CLOs are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these liabilities are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method.

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

Common Stock

At March 31, 2023 and December 31, 2022, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. On February 22, 2022, the Company closed a transferable common stock rights offering and issued 27,277,269 shares of common stock. The Company had 52,231,152 shares of common stock issued and outstanding at March 31, 2023 and December 31, 2022.

Stock Repurchase Program

On December 15, 2015, the Company's Board of Directors authorized a stock repurchase program ("Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

Preferred Stock

At March 31, 2023 and December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company's short taxable period ended December 31, 2012. A REIT is generally taxable as a U.S. C-Corporation; however, so long as the Company qualifies as a REIT it is entitled to a special deduction for dividends paid to stockholders not otherwise available to corporations. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent its distributions to stockholders equals, or exceeds, its REIT taxable income for the year. In addition, the Company must continue to meet certain REIT qualification requirements with respect to distributions, as well as certain asset, income and share ownership tests, in accordance with Sections 856 through 860 of the Code, as summarized below. In addition, the TRS is maintained to perform certain services and earn income for the Company that the Company is not permitted to engage in as a REIT.

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
March 31, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company's common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 13 for details of the computation of basic and diluted earnings per share.

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation issued to its Manager and non-management directors using the fair-value based methodology prescribed by ASC 718, Share-Based Payment ("ASC 718"). Compensation cost related to restricted common stock issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Additionally, the compensation cost related to restricted common stock issued to the non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 9 for details of stock-based awards issuable under the Manager Equity Plan, which expired on December 18, 2022 and is no longer being used to issue new equity awards.

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three months ended March 31, 2023 and 2022, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Credit Losses

On January 1, 2023, we adopted ASU 2016-13, which utilizes a current expected credit loss methodology ("CECL") for the recognition of credit losses for our commercial mortgage loans held-for-investment at amortized cost, at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted for each period for changes in expected credit losses. This methodology replaces the multiple impairment methods in GAAP that generally required that a loss be incurred before it is recognized. We adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting period prior to January 1, 2023 have been unadjusted and reported in accordance with previously applicable GAAP. Upon adoption of ASU 2016-13 on January 1, 2023, the Company recorded a cumulative-effect adjustment to accumulated earnings of $3.6 million, or $0.07 per common share.

The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related commercial mortgage loans on our balance sheet, which will reduce our stockholders' equity. The initial reserve recorded on January 1, 2023 was reflected as a direct charge against accumulated earnings; however, future net changes to the CECL reserve will be recognized in net income on our consolidated statements of operations. ASU 2016-13 does not require use of a particular method for determining the CECL reserve, but it does specify the allowance should be based on relevant information about past events, including historical loss experience, composition of current commercial mortgage loan portfolio, current conditions in real estate and capital markets, and reasonable and supportable forecasts for the expected term of each loan. Additionally, but for a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to CECL incur some amount of valuation reserve to reflect the underlying principle of the CECL model, that all loans, debt securities and similar financial assets bear some inherent risk of loss regardless of credit quality, amount of subordinate capital, or other risk mitigants.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate ("LIBOR") and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt instruments, leases, derivatives and other contracts affected by reference rate reform. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur.

In December 2022, the FASB issued ASU 2022-06, deferring the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022 to December 31, 2024. ASC 848 provides temporary relief relating to potential accounting impact relating to replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform. We have not adopted any of the optional expedients or exceptions through March 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of March 31, 2023 and December 31, 2022:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
March 31, 2023
Loans held-for-investment
Senior secured loans(3)	$1,020,479,107	$1,019,821,199	67	100.0%	8.1%	3.2
Allowance for credit losses	N/A	(3,357,527)
	1,020,479,107	1,016,463,672	67	100.0%	8.1%	3.2

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2022
Loans held-for-investment
Senior secured loans(3)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5
Allowance for credit losses	NA	(4,258,668)
	1,076,865,099	1,071,889,518	71	100.0%	7.6%	3.5

(1)    Weighted average coupon assumes applicable one-month LIBOR of 4.70% and 4.18% and 30-day Term Secured Overnight Financing Rate ("SOFR") of 4.70% and 4.19% as of March 31, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.27% and 0.27%, respectively. As of March 31, 2023, 76.3% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 23.7% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of March 31, 2023, $994,280,018 of the outstanding senior secured loans were held in VIEs and $22,183,654 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside VIEs.

Activity: For the three months ended March 31, 2023, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2022	$1,071,889,518
Principal payments	(52,114,321)
Amortization of purchase premium	(5,287)
Accretion of deferred loan fees	64,293
Cumulative-effect adjustment upon adoption of ASU 2016-13	(3,549,501)
Reversal of credit losses, net	178,970
Balance at March 31, 2023	$1,016,463,672

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of March 31, 2023 and December 31, 2022:

	March 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2019	2018	2017
1	—	$—	—	—	—	—	—
2	5	76,325,000	75,233,321	—	—	—	—
3	49	774,200,050	59,470,781	671,105,519	4,804,061	16,669,520	19,648,386
4	12	157,279,802	66,191,572	53,937,713	36,728,544	—	—
5	1	12,674,255	—	12,674,255	—	—	—
	67	$1,020,479,107	200,895,674	737,717,487	41,532,605	16,669,520	19,648,386

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2019	2018	2017
1	—	$—	—	—	—	—	—
2	11	153,933,750	85,198,084	67,999,500	—	—	—
3	55	852,474,681	101,654,140	672,421,907	42,077,193	16,672,623	19,688,071
4	3	47,448,000	15,000,000	32,448,000	—	—	—
5	2	23,008,668	—	12,750,000	—	6,000,000	—
	71	$1,076,865,099	201,852,224	785,619,407	42,077,193	22,672,623	19,688,071

As of March 31, 2023, the average risk rating of the commercial mortgage loan portfolio was 3.2 (Moderate Risk), weighted by investment carrying value, with 83.3% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2022, the average risk rating of the commercial mortgage loan portfolio was 3.0 (Moderate Risk), weighted by investment carrying value, with 93.8% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio has increased during the three months ended March 31, 2023. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $46.1 million and a risk rating of "5" of $10.3 million during the three months ended March 31, 2023. Additionally, $77.6 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $133.2 million of loans with a risk rating of "3" transitioned to a risk rating of "4," and $23.3 million of loans transitioned from a risk rating of "4" to a risk rating of "3".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of March 31, 2023 and December 31, 2022:

Loans Held-for-Investment

	March 31, 2023	December 31, 2022
Geography
South	45.3%	46.6%
Southwest	28.1	26.7
Mid-Atlantic	12.2	12.4
Midwest	7.8	8.0
West	6.6	6.3
Total	100.0%	100.0%

	March 31, 2023	December 31, 2022
Collateral Property Type
Multifamily	89.7%	89.6%
Seniors Housing and Healthcare	6.8	6.4
Self-Storage	1.9	1.8
Retail	1.6	1.6
Office	—	0.6
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three months ended March 31, 2023 and March 31, 2022 in the allowance for credit losses on the outstanding balances of the Company's loans held-for-investment:

	Three months ended
	March 31, 2023	March 31, 2022
Allowance for credit losses at beginning of period	4,258,668	—
Cumulative-effect adjustment upon adoption of ASU 2016-13	3,549,501	—
(Reversal of) credit losses	(178,970)	—
Charge offs	(4,271,672)	—
Allowance for credit losses at end of period	3,357,527	—

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
The following table presents the changes for the three months ended March 31, 2023 and March 31, 2022 in the provision for (release of) credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended
	March 31, 2023	March 31, 2022
Allowance for credit losses at beginning of period	—	—
Cumulative-effect adjustment upon adoption of ASU 2016-13	41,939	—
(Reversal of) credit losses	(714)	—
Charge offs	—	—
Allowance for credit losses at end of period	41,225	—

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of March 31, 2023 or December 31, 2022.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. An allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the three months ended March 31, 2023.

During the period ended March 31, 2023, management continued to identify one loan, collateralized by a multifamily property, with an unpaid principal value of $12.8 million as impaired due to monetary default; however, no reserve is required after analysis of underlying collateral value. This loan was placed on non-accrual as a result of the monetary default and impaired loan classification.

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

The CLO we consolidate is subject to collateralization and coverage tests that are customary for these types of securitizations. As of March 31, 2023 and December 31, 2022 all such collateralization and coverage tests in the CLO we consolidate were met.

The carrying values of the Company's total assets and liabilities related to LFT CRE 2021-FL1, Ltd. at March 31, 2023 and December 31, 2022 included the following VIE assets and liabilities:

ASSETS	March 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$1,946,370	$3,507,850
Accrued interest receivable	5,848,895	5,488,118
Investment related receivable	488,578	—
Loans held for investment, net of allowance for credit losses	994,280,018	996,511,403
Total Assets	$1,002,563,861	$1,005,507,371

LIABILITIES
Accrued interest payable	$2,408,745	$2,264,646
Collateralized loan obligations(1)	829,933,826	829,310,498
Total Liabilities	$832,342,571	$831,575,144
Equity	170,221,290	173,932,227
Total liabilities and equity	$1,002,563,861	$1,005,507,371

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for LFT CRE 2021-FL1, Ltd.

The following tables present certain loan and borrowing characteristics of LFT CRE 2021-FL1, Ltd. as of March 31, 2023 and December 31, 2022:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

As of March 31, 2023
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	65	$997,565,052	$994,280,018	8.12%
Financing provided	1	833,750,000	829,933,826	6.12%

As of December 31, 2022
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	64	$996,492,150	$996,511,403	7.60%
Financing provided	1	833,750,000	829,310,498	5.75%
(1)     The carrying value for LFT CRE 2021-FL1, Ltd. is net of debt issuance costs of $3,816,174 and $4,439,502 for March 31, 2023 and December 31, 2022, respectively.
(2)    Weighted average coupon for loan investments assumes applicable one-month LIBOR of 4.70% and 4.18% and 30-day SOFR of 4.70% and 4.19% as of March 31, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.27% and 0.25%, and spreads of 3.42% and 3.41%, respectively. As of March 31, 2023, 75.8% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 24.2% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 80.5% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 19.5% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. Weighted coupon for the financing assumes applicable one-month LIBOR of 4.68% and 4.32% as of March 31, 2023 and December 31, 2022 and spreads of 1.43% for March 31, 2023 and December 31, 2022.

The statement of operations related to LFT CRE 2021-FL1, Ltd., Hunt CRE 2017-FL1, Ltd. and Hunt CRE 2018-FL2, Ltd. for the three months ended March 31, 2023 and March 31, 2022 include the following income and expense items:

Statements of Operations	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest income	$20,798,409	$9,812,443
Interest expense	(13,033,046)	(4,004,238)
Net interest income	$7,765,363	$5,808,205
Provision for credit losses	14,216	—
General and administrative fees	(143,349)	(146,522)
Net income	$7,636,230	$5,661,683

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

NOTE 6 - SECURED TERM LOAN

On January 15, 2019, the Company, together with its FOAC and Lument CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into the Secured Term Loan, as amended on February 13, 2019, July 9, 2020, April 21, 2021 and February 22, 2022 with the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (in such capacity, the "Agent"), providing for a term facility ("Credit Agreement") to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 6 – SECURED TERM LOAN (Continued)
On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($717,515 and $778,958 at March 31, 2023 and December 31, 2022, respectively). As of March 31, 2023 and December 31, 2022, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	March 31, 2023		December 31, 2022
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2023 and December 31, 2022 we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MSRs

As of March 31, 2023, the Company retained the servicing rights associated with an aggregate principal balance of $72,193,412 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's taxable REIT subsidiary ("TRS"), and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the three months ended March 31, 2023 and the three months ended March 31, 2022:

	March 31, 2023	March 31, 2022
Balance at beginning of period	$795,656	$551,997
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(20,916)	187,498
Other changes to fair value(1)	(28,212)	(40,116)
Balance at end of period	$746,528	$699,379

Loans associated with MSRs(2)	$72,193,412	$85,101,195
MSR values as percent of loans(3)	1.03%	0.82%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at March 31, 2023 and March 31, 2022, respectively.
(3)Amounts represent the carrying value of MSRs at March 31, 2023 and March 31, 2022, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Servicing income, net	$51,528	$67,181
Total servicing income	$51,528	$67,181
NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of March 31, 2023 and December 31, 2022:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 8 – FAIR VALUE (Continued)

	March 31, 2023
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2023
Assets:
Mortgage servicing rights	—	—	746,528	746,528
Total	$—	$—	$746,528	$746,528

	December 31, 2022
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2022
Assets:
Mortgage servicing rights	—	—	795,656	795,656
Total	$—	$—	$795,656	$795,656

As of March 31, 2023 and December 31, 2022, the Company had $746,528 and $795,656, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at March 31, 2023 and December 31, 2022:

As of March 31, 2023
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 10.7%	8.3%
	Discount rate	12.0%	12.0%

As of December 31, 2022
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 9.4%	8.1%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	March 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	98,572,560	98,572,560	98,572,560
Restricted cash	1	1,946,370	1,946,370	1,946,370
Commercial mortgage loans held-for-investment, net	3	1,016,463,672	1,020,479,107	1,012,714,068
Total		$1,116,982,602	$1,120,998,037	$1,113,232,998

Liabilities:
Collateralized loan obligations	2	829,933,826	833,750,000	806,594,000
Secured Term Loan	3	47,032,485	47,750,000	45,033,525
Total		$876,966,311	$881,500,000	$851,627,525

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 8 – FAIR VALUE (Continued)

	December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	43,858,515	43,858,515	43,858,515
Restricted cash	1	3,507,850	3,507,850	3,507,850
Commercial mortgage loans held-for-investment, net	3	1,071,889,518	1,076,865,099	1,064,407,588
Total		$1,119,255,883	$1,124,231,464	$1,111,773,953

Liabilities:
Collateralized loan obligations	2	829,310,498	833,750,000	803,308,375
Secured term loan	3	46,971,042	47,750,000	44,563,236
Total		$876,281,540	$881,500,000	$847,871,611

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management and Incentive Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the manager a management fee equal to 1.5% of Stockholders' Equity per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company's stockholders' equity includes the sum of the net proceeds from all issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company's retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company's common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company's independent directors and approval by a majority of the Company's independent directors. To the extent asset impairment reduces the Company's retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company's stockholders' equity for the purposes of calculating the management fee could be greater than the amount of stockholders' equity shown on the consolidated financial statements. Additionally, starting in the first full calendar quarter following January 3, 2020, the Company is also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum. The term of our management agreement expires on January 3, 2024, with automatic, one-year renewals thereafter.

For the three months ended March 31, 2023, the Company incurred management fees of $1,087,262 (March 31, 2022: $924,617), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,086,000 (March 31, 2022: $929,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended March 31, 2023 and the three months ended March 31, 2022, the Company did not incur any incentive fees.

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

For the three months ended March 31, 2023, the Company incurred reimbursable expenses of $509,986 (March 31, 2022: $390,710), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $518,000 (March 31, 2022: $395,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended March 31, 2023, the Company did not waive any exit fees and for the three months ended March 31, 2022, the Company waived $603,317 in gross exit fees, reducing reimbursed expenses due to the Manager by $301,659.

Manager Equity Plan

The Company had in place a Manager Equity Plan, which expired December 18, 2022, under which the Company had the ability to provide equity compensation to the Manager and the Company's independent directors, consultants, or officers. The Manager, in its sole discretion, could allocate any awards it received under the Manager Equity Plan to its directors, officers, employees or consultants. The Company was able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award. Stock based

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

compensation arrangements may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on the Company's common stock.

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	6,000	$2.27	4,500	$4.18
Granted	—	—	—	—
Vested	—	—	—	$—
Outstanding Unvested Shares at End of Period	6,000	$2.27	4,500	$4.18

For the period ended March 31, 2023, the Company recognized compensation expense related to restricted common stock of $3,358 (2022: $4,638). The Company has unrecognized compensation expense of $2,836 as of March 31, 2023 (2022: $3,917) for unvested shares of restricted common stock. As of March 31, 2023, the weighted average period for which the unrecognized compensation expense will be recognized is 2.5 months.

Lument Structured Finance

During the first quarter of 2022, (a) LFT CRE 2021-FL1, Ltd. purchased eight loans with an aggregate unpaid principal balance of $108.9 million at par from Lument Structured Finance ("LSF"), an affiliate of our Manager and (b) Lument Commercial Mortgage Trust ("LCMT") purchased six loans with an aggregate unpaid principal balance of $76.0 million at par from LSF.

Lument Real Estate Capital

Lument Real Estate Capital, LLC ("LREC"), an affiliate of the Manager, was appointed as the servicer and special servicer with respect to mortgage assets for LFT CRE 2021-FL1, Ltd in June 2021 and continues to serve in this role.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"), FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 10 - GUARANTEES (Continued)
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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $167 million and $172 million as of March 31, 2023 and December 31, 2022, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of March 31, 2023, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2023.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2023, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of March 31, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in LFT CRE 2021-FL1, Ltd. These commitments are not reflected in the Company's consolidated balance sheets.

As of March 31, 2023, LSF, an affiliate of the Manager, had $65.0 million of unfunded commitments related to loans held in LFT CRE 2021-FL1, Ltd. These commitments are not reflected on the Company's consolidated balance sheets.

As of March 31, 2023, LSF, an affiliate of the Manager, had $0.4 million of unfunded commitments related to loans held in LCMT. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2022, LSF, an affiliate of the Manager had $78.4 million of unfunded commitments related to loans held in LFT CRE 2021-FL1, Ltd. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2022, LSF, an affiliate of the Manager, had $4.7 million of unfunded commitments related to loans held in LCMT. These commitments are not reflected on the Company's consolidated balance sheets.

Future loan fundings comprise funding for capital improvements, leasing costs, interest and carry costs, and fundings will vary depending on the progress of the business plan and cash flows at the mortgage assets. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying mortgage assets.

NOTE 12 - EQUITY

Common Stock
The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,231,152 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,269 shares of common stock at a price of $3.06 per share resulting in gross proceeds of approximately $83.5 million.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023

NOTE 12 – EQUITY (Continued)
Stock Repurchase Program

On December 15, 2015, the Company's board of directors authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. Through March 31, 2023, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of March 31, 2023, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At March 31, 2023 and December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

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

Distributions to Stockholders

For the 2023 taxable year to date, the Company has declared dividends to common stockholders totaling $3,133,869, or $0.06 per share. The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 16, 2023	March 31, 2023	April 17, 2023	$3,133,869	$0.060

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the three months ended March 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 16, 2023	April 3, 2023	April 17, 2023	$1,181,250	$0.49219

Non-controlling Interests

On November 29, 2018, Lument Commercial Mortgage Trust, Inc. ("LCMT"), formerly known as Hunt Commercial Mortgage Trust ("HCMT"), an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 is 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2022 are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of March 31, 2023, LCMT had $3,708 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,708 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Net income		$5,766,691		$2,954,799

Less dividends:
Common stock	$3,133,869		$3,133,509
Preferred stock	1,184,958		1,184,958
		4,318,827		4,318,467
Undistributed earnings (deficit)		$1,447,864		$(1,363,668)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.06	$0.06	$0.09	$0.09
Undistributed earnings (deficit)	0.03	0.03	—	(0.04)
Total	$0.09	$0.09	$0.09	$0.05

	For the three months ended March 31
	2023	2022
Basic weighted average shares of common stock	52,225,152	36,460,452
Weighted average of non-vested restricted stock	6,000	4,500
Diluted weighted average shares of common stock outstanding	52,231,152	36,464,952

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of March 31, 2023 and December 31, 2022, we were in compliance with all REIT requirements.

As of March 31, 2023, tax years 2019 through 2022 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

We have evaluated subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Quarterly Report on Form 10-Q, or this "report," we refer to Lument Finance Trust as "we," "us," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Lument Investment Management, as our "Manager" or "Lument IM".

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 10-K, filed with the Securities and Exchange Commission, or SEC, on March 23, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "estimate" "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2022 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2022 10-K which is available on the Securities and Exchange Commission's website at www.sec.gov.

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

Recent Developments
The year ended December 31, 2022 and the quarter ended March 31, 2023 have been characterized by significant volatility in global markets, primarily driven by heightened inflation, higher interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple regional bank failures. Central banks have responded to rapidly rising inflation with monetary policy tightening actions that have and are likely to continue to create headwinds to economic growth.
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
First Quarter 2023 Summary

•On March 16, 2023, the Company announced its first quarter common dividend of $0.06 per share of common stock, in line with the previous quarter.
•On March 16, 2023, the Company announced its first quarter preferred dividend of $0.49219 per share of Series A Preferred Stock.
Factors Impacting Our Operating Results

Market conditions.    The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rate levels. This year has been characterized by significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector. While there is debate among economists as whether such factors, coupled with economic contraction in the U.S. in 2022, indicate that the U.S. has entered, or in the near term will enter a recession, it remains difficult to predict the full impact of the recent changes and any future changes in interest rates or inflation.

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of March 31, 2023, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 76.3% were indexed to one-month LIBOR and 23.7% were indexed to 30-day term SOFR, and all of our collateralized loan obligations were indexed to one-month LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Our net interest income currently benefits from LIBOR/SOFR floors in our commercial loan portfolio, with a weighted average LIBOR/SOFR floor of 0.27% as of March 31, 2023. As of March 31, 2023, 99.0% of the loans in our commercial mortgage loan portfolio are structured with LIBOR/SOFR floors, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or LIBOR floors on future acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of March 31, 2023, the weighted average spread of our commercial loan portfolio was 3.43%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021, however in March 2022, the Federal Reserve approved a 0.25% rate increase and increased rates an additional six times during 2022, raising the federal funds target range to 4.25% to 4.50%. On February 2, 2023, March 20, 2023 and May 3, 2023 the Federal Reserve approved its eighth, ninth and tenth rate increases, increasing the federal funds target range to 5.00% to 5.25%. The Federal Reserve has indicated that they remain highly attentive to inflation risks and foresee potential for further increases in interest rates throughout 2023 and 2024.

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

On November 30, 2020, the ICE Benchmark Administration ("IBA"), with the support of the United States Federal Reserve and United Kingdom's Financial Conduct Authority ("FCA"), announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In November 2022, the FCA announced a public consultation regarding whether it should compel the IBA to continue publishing "synthetic" USD LIBOR setting from June 2023 to the end of September 2024. The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate ("SOFR"). On July 29, 2021 the ARRC ratified term rates for the one-, three- and six-month tenors based on SOFR futures traded. As of March 31, 2023, 76.3% of our commercial loans by principal balance and 100% of our collateralized loan obligations bear interest indexed to one-month USD LIBOR. We expect to complete the process of converting our LIBOR-based loans and CLO liabilities to term SOFR during the second quarter of 2023 in advance of the June 30, 2023 phase-out date for LIBOR.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of March 31, 2023, 98.8% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for impairment. Impairment of this loan, which is collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

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

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of nine loans acquired with an initial aggregate unpaid principal balance of $117.0 million with an aggregate purchase premium of $538,146 and aggregate purchase discount of $171,186, all of our commercial mortgage loans were acquired at par. As of March 31, 2023, our aggregate unamortized purchase premium was $13,965 and our purchase discount was fully amortized, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our collateralized loan obligations. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for LFT CRE 2021-FL1 remains in place through December 2023. While the interest-rate spreads of our collateralized loan obligations are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

Changes in market value of our assets.    We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as a result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for (reversal of) credit losses. Impairment is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for (reversal of) credit losses will directly impact our earnings.

 Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2023 and beyond, and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended March 31, 2023, we recorded earnings per share of $0.09, declared a quarterly dividend of $0.06 per share, and reported $0.00 per share of Distributable Earnings. In addition, our book value per share of common stock was $3.46.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended
	March 31, 2023	December 31, 2022
Net income(1)	$4,581,733	$879,776
Weighted-average shares outstanding, basic and diluted	52,231,152	52,231,152
Net income per share, basic and diluted	$0.09	$0.02
Dividends declared per share	$0.06	$0.06
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

While Distributable Earnings excludes the impact of any unrealized provisions for credit losses, any credit losses are charged off and realized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosures, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible.

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended
	March 31, 2023	December 31, 2022
Net income attributable to common stockholders	$4,581,733	$879,776
Realized loss on commercial mortgage loans	(4,271,672)	—
Unrealized loss on mortgage servicing rights	49,129	22,251
Unrealized provision for credit losses	(179,684)	2,385,731
Recognized compensation expense related to restricted common stock	3,358	3,433
Adjustment for income taxes	(10,246)	31,728
Distributable Earnings	$172,618	$3,322,919
Weighted-average shares outstanding, basic and diluted	52,231,152	51,231,152
Distributable Earnings per share, basic and diluted	$0.00	$0.06

Book Value Per Share of Common Stock

The following table calculates our book value per share of common stock:

	March 31, 2023	December 31, 2022
Total stockholders' equity	$240,747,739	$242,901,997
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	180,747,739	182,901,997
Shares of common stock issued and outstanding at period end	52,231,152	52,231,152
Book value per share of common stock(1)	$3.46	$3.50
(1)    Book value as of March 31, 2023 includes the impact of an estimated CECL allowance of $3,357,527 or $0.06 per common share.

Investment Portfolio

Commercial Mortgage Loans

As of March 31, 2023, we have determined that we are the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2022	$1,071,889,518
Proceeds from principal repayments	(52,114,321)
Amortization of purchase premium	(5,287)
Accretion of deferred loan fees	64,293
Cumulative-effect adjustment upon adoption of ASU 2016-13	(3,549,501)
Release of credit losses, net	178,970
Balance at March 31, 2023	$1,016,463,672

The following table details overall statistics for our loan portfolio as of March 31, 2023 and December 31, 2022:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
March 31, 2023
Loans held-for-investment
Senior secured loans(3)	$1,020,479,107	$1,019,821,199	67	100.0%	8.1%	3.2
Allowance for credit losses	N/A	$(3,357,527)
	$1,020,479,107	$1,016,463,672	67	100.0%	8.1%	3.2

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2022
Loans held-for-investment
Senior secured loans(3)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5
	NA	$(4,258,668)
	$1,076,865,099	$1,071,889,518	71	100.0%	7.6%	3.5

(1)    Weighted average coupon assumes applicable one-month LIBOR of 4.70% and 4.18% and 30-day Term SOFR of 4.70% and 4.19% as of March 31, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.27% and 0.27%, respectively. As of March 31, 2023, 76.3% of the investments by total investment exposure earned a floating rate indexed to one-month USD LIBOR and 23.7% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month USD LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of March 31, 2023, $994,280,018 of the outstanding senior secured loans were held in VIEs and $22,183,654 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of March 31, 2023:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior secured	December 16, 2021	$54,455,784	$51,375,000	Daytona, FL	Multi-Family	1mL + 3.1	3.8	71.7%
2	Senior secured	November 22, 2019	$42,600,000	$36,781,588	Virginia Beach, VA	Multi-Family	1mS + 3.3	1.8	77.1%
3	Senior secured	June 28, 2021	$39,263,000	$34,690,000	Barrington, NJ	Multi-Family	1mL + 3.1	3.3	78.1%
4	Senior secured	November 2, 2021	$33,500,000	$33,500,000	Warner Robins, GA	Multi-Family	1mL + 3	1.7	51.4%
5	Senior secured	June 8, 2021	$35,877,500	$33,360,000	Chattanooga, TN	Multi-Family	1mL + 3.7	3.3	79.8%
6	Senior secured	June 8, 2021	$32,500,000	$30,576,666	Miami, FL	Multi-Family	1mL + 3.2	3.3	74.3%
7	Senior secured	May 20, 2021	$33,000,000	$27,803,800	Marietta, GA	Multi-Family	1mL + 3.1	3.3	77.0%
8	Senior secured	June 7, 2021	$29,400,000	$26,400,000	San Antonio, TX	Multi-Family	1mL + 3.4	3.3	80.0%
9	Senior secured	August 26, 2021	$27,268,000	$24,832,000	Clarkston, GA	Multi-Family	1mL + 3.5	3.4	79.0%
10	Senior secured	November 15, 2021	$26,003,000	$24,330,000	El Paso, TX	Multi-Family	1mL + 3.1	3.8	76.0%
11	Senior secured	October 18, 2021	$28,250,000	$23,348,000	Cherry Hill, NJ	Multi-Family	1mL + 3	3.7	72.4%
12	Senior secured	August 26, 2021	$23,370,000	$21,957,240	Union City, GA	Multi-Family	1mL + 3.4	3.5	70.4%
13	Senior secured	November 16, 2021	$21,975,000	$20,960,000	Dallas, TX	Multi-Family	1mL + 3.2	3.8	73.5%
14	Senior secured	August 31, 2021	$21,750,000	$20,700,000	Houston, TX	Multi-Family	1mL + 3.3	3.5	74.2%
15	Senior secured	November 29, 2022	$21,283,348	$20,360,000	Glendale, WI	Healthcare	1mS + 4	3.8	45.0%
16	Senior secured	June 30, 2021	$21,968,000	$20,188,700	Jacksonville, FL	Multi-Family	1mL + 3.5	3.3	77.1%
17	Senior secured	October 13, 2017	$20,000,000	$19,648,818	Seattle, WA	Self Storage	1mL + 3.6	1.7	46.5%
18	Senior secured	November 5, 2021	$20,965,000	$19,200,000	Orlando, FL	Multi-Family	1mL + 3	3.7	78.1%
19	Senior secured	November 21, 2022	$21,135,000	$18,920,000	Houston, TX	Healthcare	1mS + 4	3.8	67.0%
20	Senior secured	February 11, 2022	$20,165,000	$18,599,480	Tampa, FL	Multi-Family	1mS + 3.6	4.0	78.0%
21	Senior secured	November 23, 2021	$19,925,000	$18,400,000	Orange, NJ	Multi-Family	1mL + 3.2	3.8	78.0%
22	Senior secured	October 12, 2021	$17,500,000	$17,500,000	Atlanta, GA	Multi-Family	1mL + 3.2	1.6	42.9%
23	Senior secured	July 8, 2021	$17,000,000	$17,000,000	Knoxville, TN	Multi-Family	1mL + 4	1.4	69.7%
24	Senior secured	November 10, 2022	$18,590,000	$16,690,000	Austin, TX	Healthcare	1mS + 4	3.8	65.0%
25	Senior secured	December 28, 2018	$23,623,000	$16,672,623	Austin, TX	Retail	1mL + 4.6	0.1	60.5%
26	Senior secured	February 1, 2022	$16,160,000	$15,400,000	San Antonio, TX	Multi-Family	1mS + 3.5	3.9	79.8%
28	Senior secured	February 22, 2022	$18,241,527	$15,000,000	Philadelphia, PA	Multi-Family	1mS + 3.8	4.0	80.0%
27	Senior secured	April 12, 2021	$17,000,000	$15,000,000	Cedar Park, TX	Multi-Family	1mL + 3.8	3.2	66.7%
29	Senior secured	December 2, 2021	$16,250,000	$14,857,637	Colorado Springs, CO	Multi-Family	1mL + 3	3.8	72.5%
30	Senior secured	December 1, 2021	$16,071,800	$14,080,000	Horn Lake, MS	Multi-Family	1mL + 3.3	3.8	75.7%
31	Senior secured	November 21, 2022	$15,735,000	$14,030,000	Southlake, TX	Healthcare	1mS + 4	3.8	48.0%

32	Senior secured	November 3, 2021	$13,870,000	$13,720,000	Louisville, KY	Multi-Family	1mL + 3.4	3.7	75.4%
33	Senior secured	June 15, 2022	$15,371,600	$13,575,000	Denton, TX	Multi-Family	1mS + 3.9	4.3	73.0%
34	Senior secured	May 28, 2021	$13,675,000	$13,332,734	Houston, TX	Multi-Family	1mL + 3.4	1.3	73.8%
35	Senior secured	May 26, 2022	$17,500,000	$13,300,000	Brooklyn, NY	Multi-Family	1mS + 3.8	2.3	64.3%
36	Senior secured	May 12, 2021	$13,930,000	$13,026,000	Fort Worth, TX	Multi-Family	1mL + 3.4	3.3	74.9%
37	Senior secured	August 16, 2021	$15,886,000	$12,674,255	Columbus, OH	Multi-Family	1mL + 3.7	3.5	75.0%
38	Senior secured	December 13, 2021	$15,656,650	$12,600,000	Evansville, IN	Multi-Family	1mL + 3.3	3.8	74.3%
39	Senior secured	October 1, 2021	$13,775,000	$12,100,000	East Nashville, TN	Multi-Family	1mL + 3.4	3.6	79.1%
40	Senior secured	June 28, 2022	$12,880,000	$11,470,000	Colorado Springs, CO	Multi-Family	1mS + 3.9	4.3	73.1%
41	Senior secured	October 28, 2021	$12,250,000	$11,202,535	Tampa, FL	Multi-Family	1mL + 3	3.7	75.7%
42	Senior secured	September 30, 2021	$11,300,000	$10,795,000	Clearfield, UT	Multi-Family	1mL + 3.2	3.6	68.0%
43	Senior secured	April 23, 2021	$11,600,000	$10,497,000	Tualatin, OR	Multi-Family	1mL + 3.2	3.2	73.9%
44	Senior secured	December 29, 2021	$11,000,000	$10,239,800	Phoenix, AZ	Multi-Family	1mL + 3.7	3.8	75.9%
45	Senior secured	December 2, 2021	$9,975,000	$9,975,000	Tomball, TX	Multi-Family	1mL + 3.4	3.8	68.5%
46	Senior secured	November 23, 2021	$10,706,000	$9,856,000	Atlanta, GA	Multi-Family	1mL + 3.4	3.8	79.5%
47	Senior secured	January 14, 2022	$10,234,000	$9,609,250	Houston, TX	Multi-Family	1mS + 3.6	3.9	78.8%
48	Senior secured	October 21, 2021	$11,500,000	$9,100,000	Madison, TN	Multi-Family	1mL + 3.2	3.7	68.4%
49	Senior secured	May 12, 2021	$8,950,000	$8,220,000	Lakeland, FL	Multi-Family	1mL + 3.4	3.3	76.8%
50	Senior secured	June 22, 2022	$9,772,000	$8,175,500	Des Moines, IA	Multi-Family	1mS + 4	4.3	72.0%
51	Senior secured	April 7, 2021	$10,152,000	$7,963,794	Phoenix, AZ	Multi-Family	1mL + 3.6	3.2	69.5%
52	Senior secured	June 24, 2022	$7,934,160	$7,934,160	Monks Corner, SC	Multi-Family	1mS + 4.2	4.3	67.8%
53	Senior secured	October 29, 2021	$9,000,000	$7,934,000	Riverside, MO	Multi-Family	1mL + 3.4	3.7	76.6%
54	Senior secured	November 16, 2021	$7,680,000	$7,680,000	Cape Coral, FL	Multi-Family	1mL + 3.3	1.8	79.2%
55	Senior secured	September 28, 2021	$8,125,000	$7,286,000	Chicago, IL	Multi-Family	1mL + 3.7	3.6	75.9%
56	Senior secured	February 18, 2022	$7,800,000	$7,200,000	Drexel Hills, PA	Multi-Family	1mS + 4	4.0	78.1%
57	Senior secured	December 19, 2022	$6,325,000	$6,325,000	Asheville, NC	Multi-Family	1mS + 3.8	2.3	41.1%
58	Senior secured	July 1, 2021	$7,285,000	$6,290,000	Harker Heights, TX	Multi-Family	1mL + 3.6	3.3	72.3%
59	Senior secured	April 27, 2022	$55,220,000	$6,000,000	North Brunswick, NJ	Multi-Family	1mS + 3.4	4.2	79.9%
60	Senior secured	May 21, 2021	$7,172,000	$5,994,000	Youngtown, AZ	Multi-Family	1mL + 3.7	3.3	71.4%
61	Senior secured	October 26, 2021	$6,807,000	$5,812,000	Indianapolis, IN	Multi-Family	1mL + 3.9	3.7	77.1%
62	Senior secured	April 30, 2021	$5,472,000	$5,285,500	Daytona Beach, FL	Multi-Family	1mL + 3.7	3.2	77.4%
63	Senior secured	December 13, 2021	$6,799,000	$5,250,000	Evansville, IN	Multi-Family	1mL + 3.3	3.8	73.9%
64	Senior secured	July 14, 2021	$6,048,000	$5,248,000	Birmingham, AL	Multi-Family	1mL + 3.7	3.4	71.7%

65	Senior secured	November 19, 2021	$6,453,000	$5,040,000	Huntsville, AL	Multi-Family	1mL + 3.8	3.8	78.8%
66	Senior secured	June 10, 2019	$5,500,000	$4,807,027	San Antonio, TX	Multi-Family	1mL + 2.9	1.3	62.9%
67	Senior secured	December 28, 2021	$52,800,000	$2,800,000	Houston, TX	Multi-Family	1mS + 3.3	3.8	71.2%

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

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of March 31, 2023 or December 31, 2022.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. An allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the three months ended March 31, 2023.

During the period ended March 31, 2023, management identified one loan, collateralized by a multifamily property, with an unpaid principal value of $12.8 million as impaired due to monetary default, however, no reserve is required after analysis of underlying collateral value. This loan was placed on non-accrual as a result of the monetary default and impaired loan classification.

We maintain strong relationships with our borrowers and utilized those relationships to address potential impacts on loans secured by properties experiencing cash flow pressure. All of our loans are current with respect to principal and interest, other than the loan discussed above, however, we will continue to engage in discussions with them should these difficulties arise.

We have not entered into any forbearance agreements or loan modifications to date, on our current loan portfolio. However, we can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into any forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.2 as of March 31, 2023 and 3.0 as of December 31, 2022, respectively. The change in underlying risk rating consisted of commercial mortgage loans that paid off with a risk rating of "2" of $46.1 million, and a risk rating of "5" of $10.3 million during the three months ended March 31, 2023. Additionally, $77.6 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $133.2 million of loans with a risk rating of "3" transitioned to a risk rating of "2," and $23.3 million of loans transitioned from a risk rating of "4" to a risk rating of "3". The following table presents the principal balance and net book value based on our internal risk ratings:

	March 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2019	2018	2017
1	—	$—	—	—	—	—	—
2	5	76,325,000	75,233,321	—	—	—	—
3	49	774,200,050	59,470,781	671,105,519	4,804,061	16,669,520	19,648,386
4	12	157,279,802	66,191,572	53,937,713	36,728,544	—	—
5	1	12,674,255	—	12,674,255	—	—	—
	67	$1,020,479,107	200,895,674	737,717,487	41,532,605	16,669,520	19,648,386

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of March 31, 2023, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $829.9 million and $833.8 million, respectively. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenues and expenses. All of these estimates reflect our best judgments about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for credit losses, future impairment of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments.

Commercial Mortgage Loans Held-for-Investment

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASC 2016-13 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" in the consolidated balance sheets. The initial CECL reserve recorded on January 1, 2023 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. In connection with the adoption of ASU 2016-13, we recorded a $3.5 million decrease to accumulated earnings as of January 1, 2023.

The Company's implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the CECL process. Estimating an allowance for credit losses requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the current credit quality of loans and operating performance of loan collateral and the Company's expectations of performance and (iii) expectation of macroeconomic conditions over the relevant time period.

In the absence of any Company history of valuation reserves or realized loan losses since our inception in 2013, other than one office loan, see Note 3 for more information, the Company elected to utilize a widely-used analytical model incorporating a loss-given-default methodology and loan performance data for over 100,000 commercial real estate loans dating back to 1998. The Company expects to use this data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company selected for use in its CECL estimate a weighted macroeconomic forecast that includes baseline, optimistic and pessimistic scenarios during the reasonable forecast period. The Company determined the key variables driving its CECL loss estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage.

The Company evaluates each loan rated High Risk or above as to whether it is impaired on a quarterly basis. Impaired loans are individually evaluated based on the Company's quarterly assessment of each loan and assignment of a risk rating. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for (reversal of) credit losses. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

The following table illustrates the day-one financial statement impact of the adoption of ASU 2016-13 on January 1, 2023:

	Pre-adoption	Transition adjustment	Post-adoption
Assets
Commercial mortgage loans, held-for-investment	$1,076,148,186	$—	$1,076,148,186
Less: Allowance for credit losses	(4,258,668)	(3,549,501)	(7,808,169)
Commercial mortgage loans, held-for-investment, net	$1,071,889,518	$(3,549,501)	$1,068,340,017

Liabilities
Other liabilities(1)	$583,989	$41,939	$625,928

Equity
Accumulated earnings	$31,250,852	$(3,591,440)	$27,659,412
(1)    Includes reserve for unfunded loan commitments

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2023 and December 31, 2022:

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

	March 31, 2023
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,016,463,672	$746,528	$98,572,560	$1,115,782,760
Collateralized Loan Obligations	(829,933,826)	—	—	(829,933,826)
Other(3)	4,019,008	—	(3,934,588)	84,420
Restricted Cash	1,946,370	—	—	1,946,370
Capital Allocated	$192,495,224	$746,528	$94,637,972	$287,879,724
% Capital	66.9%	0.2%	32.9%	100.0%

	December 31, 2022
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,071,889,518	$795,656	$43,858,515	$1,116,543,689
Collateralized Loan Obligations	(829,310,498)	—	—	(829,310,498)
Other(3)	3,533,345	—	(4,301,847)	(768,502)
Restricted Cash	3,507,850	—	—	3,507,850
Capital Allocated	$249,620,215	$795,656	$39,556,668	$289,972,539
% Capital	86.1%	0.3%	13.6%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

Results of Operations

The table below presents information from our Statement of Operations for the three months ended March 31, 2023 and March 31, 2022, respectively:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$21,944,661	$10,009,064
Cash and cash equivalents	261,665	4,855
Interest expense:
Collateralized loan obligations	(13,033,046)	(4,004,238)
Secured Term Loan	(926,912)	(922,643)
Net interest income	8,246,368	5,087,038
Other income:
Reversal of credit losses, net	179,684	—
Change in unrealized (loss) gain on mortgage servicing rights	(49,129)	147,382
Servicing income, net	51,528	67,181
Total other income	182,083	214,563
Expenses:
Management and incentive fees	1,087,262	924,617
General and administrative expenses	948,066	852,732
Operating expenses reimbursable to Manager	509,986	390,710
Other operating expenses	64,584	76,190
Compensation expense	62,108	50,888
Total expenses	2,672,006	2,295,137
Net income before provision for income taxes	5,756,445	3,006,464
Benefit from (provision for) income taxes	10,246	(51,665)
Net income	5,766,691	2,954,799
Dividends accrued to preferred stockholders	(1,184,958)	(1,184,958)
Net income attributable to common stockholders	$4,581,733	$1,769,841
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$4,581,733	$1,769,841
Weighted average number of shares of common stock outstanding	52,231,152	36,464,952
Basic and diluted income per share	$0.09	$0.05
Dividends declared per share of common stock	$0.06	$0.06

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Income Summary

For the three months ended March 31, 2023, our net income attributable to common stockholders was $4,581,733, or $0.09 basic and diluted net income per average share, compared with net income of $1,769,841, or $0.05 basic and diluted net income per average share, for the three months ended March 31, 2022.  The principal drivers of this net income increase was an increase in net interest income from $5,087,038 for the three months ended March 31, 2022 to $8,246,368 for the three months ended March 31, 2023 which more than offset a decrease in total other income from $214,563 for the three months ended March 31, 2022 to $182,083 for the three months ended March 31, 2023 and an increase in total expenses from $2,295,137 for the three months ended March 31, 2022 to $2,672,006 for the three months ended March 31, 2023.

Net Interest Income

For the three months ended March 31, 2023 and the three months ended March 31, 2022, our net interest income was $8,246,368 and $5,087,038, respectively. The increase was primarily due to (i) a $49.4 million increase in weighted-average principal of our loan portfolio; (ii) a 436bps increase in weighted-average floating rate of our loan portfolio; (iii) a 6bps increase in weighted-average spread on the loan portfolio and (iv) an increase in exit/extension fees of $0.2 million for our loan portfolio for the three months ended March 31, 2023 compared to the corresponding period in 2022. This was offset by (i) a decrease of 11bps in weighted-average LIBOR/SOFR floors on our loan portfolio and (ii) a 433bps increase in weighted-average LIBOR for our CLO liabilities for the three months ended March 31, 2023 compared to the corresponding period in 2022.

As disclosed above, we experienced an increase of $0.2 million in exit and extension fees in the three months ended March 31, 2023. The primary driver of this change was attributed to exit fees. For the three months ended March 31, 2023, we experienced loan payoffs on 3 loans with net principal balances of $45.6 million which generated exit fees of $0.7 million included in interest income. For the three months ended March 31, 2022, we experienced loan payoffs on 5 loans with net principal balances of $48.5 million which generated exit fees of $0.5 million included in interest income and 3 loans with net principal balances $60.3 million which waived exit fees of $0.6 million resulting in a reduction to expense reimbursement of $0.3 million included in operating expenses reimbursable to Manager.

Other Income

For the three months ended March 31, 2023, our other income was $182,083. This gain was driven by reversal of credit reserves of $179,684 and net servicing income of $51,528 which more than offset net unrealized losses on mortgage servicing rights of $49,129 as a result of decreased interest rates in the period.

For the three months ended March 31, 2022, our other income was $214,563. This gain was driven by net servicing income of $67,181 and net unrealized gains on mortgage servicing rights of $147,382.

The period-over-period decrease to other income was primarily due to the change from unrealized gain to unrealized loss on mortgage servicing rights which more than offset the reversal of credit reserves as a result of loan payoffs.

Expenses

For the three months ended March 31, 2023, we incurred management and incentive fees of $1,087,262 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,584,744, of which $509,986 was payable to our Manager and $1,074,758 was payable directly by us.

For the three months ended March 31, 2022, we incurred management and incentive fees of $924,617 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,370,520 of which $390,710 was payable to our Manager and $979,810 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects an increase in management, data, investor relations, professional fees and expense reimbursement.

Income Tax (Benefit) Provision

For the three months ended March 31, 2023, the Company recognized a benefit from income taxes of $10,246 and for the three months ended March 31, 2022, the Company recognized a provision for income taxes in the amount of $51,665. The period-over-period increase in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with match term collateralized loan obligations, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed LFT CRE 2021-FL1 issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70 million were below investment-grade notes retained by us. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of March 31, 2023, our balance sheet included $47.8 million of a secured term loan and $833.8 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in January 2026 and our collateralized loan financing is term-matched and matures in 2039 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

If we were required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets, particularly in a financial market that has been significantly disrupted and less liquid as a result of the current inflationary environment. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced if such leverage is, at least in part, dependent on the market value of our assets. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition. We seek to limit our exposure to illiquidity risk to the extent possible, by ensuring that the collateralized loan obligations that we use to finance our commercial mortgage loans are not subject to margin calls or other limitations that are dependent on the market value of the related loan collateral.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2023, we had unrestricted cash and cash equivalents of $98.6 million, compared to $43.9 million as of December 31, 2022. The increase in unrestricted cash was primarily driven by principal payment from mortgage loans of $51.6 million.

As of March 31, 2023, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of March 31, 2023, the ratio of our recourse debt to equity was 0.2:1.

As of March 31, 2023, we consolidated the assets and liabilities of LFT CRE 2021-FL1, Ltd. The assets of the trust are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of March 31, 2023, the carrying value of these non-recourse liabilities aggregated to $829.9 million. As of March 31, 2023, our total debt to equity ratio was 3.7:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Cash Flows From Operating Activities	5,841,943	4,555,894
Cash Flows From Investing Activities	51,625,741	(53,235,802)
Cash Flows From Financing Activities	(4,315,119)	77,590,110
Net Increase in Cash, Cash Equivalents and Restricted Cash	$53,152,565	$28,910,202

During the three months ended March 31, 2023, cash, cash equivalents and restricted cash increased by $53.1 million and for the three months ended March 31, 2022, cash, cash equivalents and restricted cash increased by $28.9 million.

Operating Activities

For the three months ended March 31, 2023 and 2022, net cash provided operating activities totaled $5.8 million and $4.6 million, respectively. For the three months ended March 31, 2023, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd., a VIE we consolidated during the period, of $8.0 million, interest received from our senior secured loans held outside the VIE we consolidate of $1.1 million, interest received on cash accounts of $0.3 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $0.9 million, management and incentive fees of $1.1 million, expense reimbursements of $0.5 million and other operating expenditures of $1.2 million. For the three months ended March 31, 2022, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd., a VIE we consolidated in the period, of $7.6 million, interest received from our senior secured loans held outside VIE's we consolidate of $0.2 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $0.9 million, management and incentive fees of $1.1 million, expense reimbursement of $0.7 million and other operating expenditures of $0.6 million.

Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities totaled $51.6 million. This was a result of the principal repayment of commercial mortgage loans held for investment during the period. For the three months ended March 31, 2022 net cash used in investing activities totaled $53.2 million. This was the result of cash received from principal repayment of commercial mortgage loans held for investment exceeding the cash used for purchase and funding of commercial mortgage loans held for investment for the purchase and funding of commercial mortgage loans held for investment.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities totaled $4.3 million and primarily related payments of common stock dividends of $3.1 million and payments of preferred stock dividends of $1.2 million. For the three months ended March 31, 2022, net cash provided by financing activities totaled $77.6 million an primarily related to proceeds from issuance of common stock of $81.1 million which more than offset payments of common stock dividends of $2.2 million, payment of preferred stock dividends of $1.2 million and payment of debt issuance costs of $0.1 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2023, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of March 31, 2023, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On March 16, 2023, we announced that our board of directors had declared a cash dividend rate for the first quarter of 2023 of $0.06 per share of common stock which was paid on April 17, 2023 and declared a cash dividend rate for the first quarter of 2023 of $0.49219 per share of Series A Preferred Stock which was paid on April 17, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or Exchange Act, that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2023. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed or furnished herewith, as applicable, as a part of this report. Such Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1***
Independent Directors Stock-for-Fees Program (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMENT FINANCE TRUST, INC.

Dated: May 11, 2023	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board

Dated: May 11, 2023	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)