Form 10-Q
period 2023-06-30
Lument Finance Trust, Inc.
filed 2023-08-08
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2023
Common stock, $0.01 par value	52,231,152

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2023(1)	December 31, 2022(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$98,495,690	$43,858,515
Restricted cash	1,274,046	3,507,850
Commercial mortgage loans held-for-investment, at amortized cost	1,021,042,905	1,076,148,186
Less: Allowance for credit losses	(3,897,895)	(4,258,668)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,017,145,010	1,071,889,518
Mortgage servicing rights, at fair value	746,734	795,656
Accrued interest receivable	5,865,802	5,797,991
Other assets	2,490,187	2,116,007
Total assets	$1,126,017,469	$1,127,965,537

LIABILITIES AND EQUITY
LIABILITIES
Collateralized loan obligations, net	830,564,083	829,310,498
Secured term loan, net	47,094,610	46,971,042
Accrued interest payable	2,542,214	2,360,809
Dividends payable	4,131,369	4,131,369
Fees and expenses payable to Manager	1,660,250	1,606,333
Other liabilities(2)	933,748	583,989
Total liabilities	886,926,274	884,964,040

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,231,152 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	522,312	522,252
Additional paid-in capital	314,576,282	314,598,384
Cumulative distributions to stockholders	(169,362,164)	(160,724,426)
Accumulated earnings	36,000,330	31,250,852
Total stockholders' equity	238,991,695	242,901,997
Noncontrolling interests	$99,500	$99,500
Total equity	$239,091,195	$243,001,497

Total liabilities and equity	$1,126,017,469	$1,127,965,537

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of June 30, 2023 and December 31, 2022, assets of consolidated VIEs totaled $1,001,991,708 and $1,005,507,371, respectively and the liabilities of consolidated VIEs totaled $833,019,750 and $831,575,144 respectively. See Note 4 for further discussion.

(2)     Includes $55,941 and $0 of Current Expected Credit Loss ("CECL") allowance related to unfunded commitments on commercial mortgage loans, net as of June 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$21,818,608	$12,633,772	$43,763,269	$22,642,836
Cash and cash equivalents	827,443	4,912	1,089,108	9,767
Interest expense:
Collateralized loan obligations	(14,199,861)	(5,284,890)	(27,232,907)	(9,289,128)
Secured term loan	(937,210)	(937,210)	(1,864,122)	(1,859,853)
Net interest income	7,508,980	6,416,584	15,755,348	11,503,622
Other expense:
Provision for credit losses, net	(555,083)	(351,914)	(375,399)	(351,914)
Change in unrealized (loss) gain on mortgage servicing rights	206	81,216	(48,923)	228,598
Servicing income, net	45,396	56,053	96,924	123,234
Total other expense	(509,481)	(214,645)	(327,398)	(82)
Expenses:
Management and incentive fees	1,093,374	1,090,652	2,180,636	2,015,269
General and administrative expenses	882,723	960,420	1,830,789	1,813,152
Operating expenses reimbursable to Manager	577,666	648,645	1,087,652	1,039,355
Other operating expenses	1,809,700	77,808	1,874,284	153,998
Compensation expense	61,586	54,893	123,694	105,781
Total expenses	4,425,049	2,832,418	7,097,055	5,127,555
Net income before provision for income taxes	2,574,450	3,369,521	8,330,895	6,375,985
Benefit from (provision for) income taxes	(223)	(25,669)	10,023	(77,334)
Net income	2,574,227	3,343,852	8,340,918	6,298,651
Dividends accrued to preferred stockholders	(1,185,042)	(1,185,042)	(2,370,000)	(2,370,000)
Net income attributable to common stockholders	$1,389,185	$2,158,810	$5,970,918	$3,928,651
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$1,389,185	$2,158,810	$5,970,918	$3,928,651
Weighted average number of shares of common stock outstanding	52,231,152	52,226,141	52,231,152	44,389,086
Basic and diluted income per share	$0.03	$0.04	$0.11	$0.09
Dividends declared per share of common stock	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497
Cost of issuing common stock	—	—	—	—	(14,040)	—	—	$(14,040)	—	$(14,040)
Restricted stock compensation expense	—	—	—	—	3,358	—	—	$3,358	—	$3,358
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(3,591,440)	$(3,591,440)	—	$(3,591,440)
Net income	—	—	—	—	—	—	5,766,691	$5,766,691	—	$5,766,691
Common stock dividends	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2023	2,400,000	$57,254,935	52,231,152	$522,252	$314,587,702	$(165,043,253)	$33,426,103	$240,747,739	$99,500	$240,847,239
Issuance of common stock	—	—	—	60	13,560	—	—	$13,620	—	$13,620
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Restricted stock compensation expense	—	—	—	—	(10,784)	—	—	$(10,784)	—	$(10,784)
Net income	—	—	—	—	—	—	2,574,227	$2,574,227	—	$2,574,227
Common stock dividends	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at June 30, 2023	2,400,000	$57,254,935	52,231,152	$522,312	$314,576,282	$(169,362,164)	$36,000,330	$238,991,695	$99,500	$239,091,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2021	2,400,000	$57,254,935	24,947,883	$249,434	$233,833,749	$(143,449,310)	$21,387,192	$169,276,000	$99,500	$169,375,500
Issuance of common stock	—	—	27,277,269	272,773	83,195,670	—	—	83,468,443	—	83,468,443
Cost of issuing common stock	—	—	—	—	(2,404,070)	—	—	(2,404,070)	—	(2,404,070)
Restricted stock compensation expense	—	—	—	—	4,638	—	—	4,638	—	4,638
Net income	—	—	—	—	—	—	2,954,799	2,954,799	—	2,954,799
Common stock dividends	—	—	—	—	—	(3,133,509)	—	(3,133,509)	—	(3,133,509)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2022	2,400,000	$57,254,935	52,225,152	$522,207	$314,629,987	$(147,767,777)	$24,341,991	$248,981,343	$99,500	$249,080,843
Issuance of common stock	—	—	6,000	45	18,765	—	—	$18,810	—	$18,810
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Restricted stock compensation expense	—	—	—	—	(14,334)	—	—	$(14,334)	—	$(14,334)
Net income	—	—	—	—	—	—	3,343,852	$3,343,852	—	$3,343,852
Common stock dividends	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at June 30, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,620,222	$(152,086,688)	$27,685,843	$247,996,564	$99,500	$248,096,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash flows from operating activities:
Net income	$8,340,918	$6,298,651
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(1,196)	(125,098)
Amortization of commercial mortgage loans held-for-investment premiums	10,687	50,522
Accretion of deferred loan fees	(129,300)	—
Amortization of deferred offering costs	(28,236)	(85,867)
Amortization of deferred financing costs	1,377,153	1,372,887
Provision for credit losses, net	375,399	351,914
Unrealized loss (gain) on mortgage servicing rights	48,923	(228,598)
Restricted stock compensation expense	6,194	9,114
Net change in:
Accrued interest receivable	(67,811)	388,565
Other assets	(374,179)	(262,488)
Accrued interest payable	181,405	404,480
Fees and expenses payable to Manager	53,917	(78,327)
Other liabilities	293,818	199,679
Net cash provided by operating activities	10,087,692	8,295,434
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(72,630,053)	(222,142,167)
Principal payments from commercial mortgage loans held-for-investment	123,583,470	171,007,115
Net cash provided by (used in) investing activities	50,953,417	(51,135,052)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	81,136,045
Payment of deferred financing costs	—	(119,375)
Dividends paid on common stock	(6,267,738)	(5,378,818)
Dividends paid on preferred stock	(2,370,000)	(2,370,000)
Net cash (used in) provided by financing activities	(8,637,738)	73,267,852
Net increase in cash, cash equivalents and restricted cash	52,403,371	30,428,234
Cash, cash equivalents and restricted cash, beginning of period	47,366,365	18,279,052
Cash, cash equivalents and restricted cash, end of period	$99,769,736	$48,707,286

Supplemental disclosure of cash flow information
Cash paid for interest	$27,538,470	$9,371,614
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$4,315,119	$4,131,369

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Lument Finance Trust, Inc. (together with its consolidated subsidiaries, the "Company"), is a Maryland corporation that focuses primarily on investing in, originating, financing and managing a portfolio of commercial real estate ("CRE") debt investments. The Company is externally managed by Lument Investment Management, LLC (the "Manager" or "Lument IM"). The Company's common stock is listed on the NYSE under the symbol "LFT."

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and all subsidiaries which it controls (i) through voting or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). All significant intercompany transactions have been eliminated on consolidation.

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. for potential consolidation. At June 30, 2023, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1, Ltd. based on its obligation to absorb losses derived from ownership of its preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") was $166,250,000 at June 30, 2023 and December 31, 2022, respectively.

Collateralized Loan Obligations

Collateralized loan obligations ("CLOs") represent third-party liabilities of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (collectively, the "2021-FL1 CLO"). The 2021-FL1 CLO is a VIE and management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO. The third-party obligations of the 2021-FL1 CLO do not have any recourse to the Company as the consolidator of the CLO. The third-party obligations of the 2021-FL1 CLO are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLOs was $166,250,000 at June 30, 2023 and December 31, 2022, respectively.

In the second quarter of 2023, $1,684,618 in costs related to a previously contemplated public CRE CLO were expensed as "Other operating expenses" in the statements of operations as a result abandoning the contemplated transaction due to then current capital market environment.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

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

Restricted cash includes cash held within the 2021-FL1 CLO as of June 30, 2023 and December 31, 2022, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$98,495,690	$43,858,515
Restricted cash held within the 2021-FL1 CLO	$1,274,046	$3,507,850
Total cash, cash equivalents and restricted cash	$99,769,736	$47,366,365

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
June 30, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of June 30, 2023, the Company held one loan on non-accrual status and interest collections will be accounted for under the cost recovery method.

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASC 2016-13 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" in the consolidated balance sheets. The initial CECL reserve recorded on January 1, 2023 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. In connection with the adoption of ASU 2016-13, we recorded a $3.6 million decrease to accumulated earnings as of January 1, 2023.

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

In the absence of any Company history of valuation reserves or realized loan losses since our inception in 2013, other than on one office loan, the Company elected to utilize a widely-used analytical model incorporating a loss-given-default methodology and loan performance data for over 100,000 commercial real estate loans dating back to 1998. The Company expects to use this data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determines its CECL estimate based on macroeconomic forecasts that include baseline, optimistic and pessimistic scenarios during the reasonable forecast period. The Company determined the key variables driving its CECL loss estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage.

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
June 30, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Common Stock

At June 30, 2023 and December 31, 2022, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. On February 22, 2022, the Company closed a transferable common stock rights offering and issued 27,277,269 shares of common stock. The Company had 52,231,152 shares of common stock issued and outstanding at June 30, 2023 and December 31, 2022.

Stock Repurchase Program

On December 15, 2015, the Company's Board of Directors (the "Board") authorized a stock repurchase program ("Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

Preferred Stock

At June 30, 2023 and December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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
June 30, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation using the fair-value based methodology prescribed by ASC 718, Share-Based Payment ("ASC 718"). Compensation cost related to restricted common stock issued to the Company's independent directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 9 for details of stock-based awards issuable under the Company's prior equity incentive, which expired on December 18, 2022 and is no longer being used to issue new equity awards.

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and six months ended June 30, 2023 and 2022, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

In December 2022, the FASB issued ASU 2022-06, deferring the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022 to December 31, 2024. ASC 848 provides temporary relief relating to potential accounting impact relating to replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform. We have not adopted any of the optional expedients or exceptions through June 30, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of June 30, 2023 and December 31, 2022:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
June 30, 2023
Loans held-for-investment
Senior secured loans(3)	$1,021,956,208	$1,021,042,905	66	100.0%	8.6%	3.1
Allowance for credit losses	N/A	(3,897,895)
	1,021,956,208	1,017,145,010	66	100.0%	8.6%	3.1

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2022
Loans held-for-investment
Senior secured loans(3)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5
Allowance for credit losses	NA	(4,258,668)
	1,076,865,099	1,071,889,518	71	100.0%	7.6%	3.5

(1)    Weighted average coupon assumes applicable one-month LIBOR of 5.19% and 4.18% and 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.14% and 4.19% as of June 30, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.25% and 0.27%, respectively. As of June 30, 2023, 73.9% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 26.1% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(3)    As of June 30, 2023, $994,914,714 of the outstanding senior secured loans were held in VIEs and $22,230,296 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside VIEs.

Activity: For the six months ended June 30, 2023, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2022	$1,071,889,518
Purchases, advances and originations	72,630,053
Principal payments	(123,583,470)
Accretion of purchase discount	1,196
Amortization of purchase premium	(10,687)
Accretion of deferred loan fees	129,300
Cumulative-effect adjustment upon adoption of ASU 2016-13	(3,549,501)
Provision for credit losses, net	(361,399)
Balance at June 30, 2023	$1,017,145,010

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of June 30, 2023 and December 31, 2022:

	June 30, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019	2017
1	—	$—	—	—	—	—	—
2	2	36,850,000	17,926,638	18,533,248	—	—	—
3	53	831,892,473	—	138,379,697	628,385,618	41,515,275	19,625,364
4	10	140,539,480	—	50,841,772	89,263,143	—	—

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

5	1	12,674,255	—	—	12,674,255	—	—
	66	$1,021,956,208	17,926,638	207,754,717	730,323,016	41,515,275	19,625,364

	December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2019	2018	2017
1	—	$—	—	—	—	—	—
2	11	153,933,750	85,198,084	67,999,500	—	—	—
3	55	852,474,681	101,654,140	672,421,907	42,077,193	16,672,623	19,668,071
4	3	47,448,000	15,000,000	32,448,000	—	—	—
5	2	23,008,668	—	12,750,000	—	6,000,000	—
	71	$1,076,865,099	201,852,224	785,619,407	42,077,193	22,672,623	19,668,071

As of June 30, 2023, the average risk rating of the commercial mortgage loan portfolio was 3.4 (Moderate Risk), weighted by investment carrying value, with 85.0% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2022, the average risk rating of the commercial mortgage loan portfolio was 3.0 (Moderate Risk), weighted by investment carrying value, with 93.8% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio has increased during the six months ended June 30, 2023. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $33.5 million, "3" of $84.0 million and a risk rating of "5" of $10.3 million, offset by the purchase of commercial mortgage loans with a risk rating of "2" of $17.9 million and , "3" of $55.0 million during the six months ended June 30, 2023. Additionally, $101.5 million of loans with a risk rating of "2" transitioned to a risk rating of "3," and $93.1 million of loans with a risk rating of "3" transitioned to a risk rating of "4".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of June 30, 2023 and December 31, 2022:

Loans Held-for-Investment

	June 30, 2023	December 31, 2022
Geography
South	45.2%	46.6%
Southwest	24.8	26.7
Mid-Atlantic	15.4	12.4
Midwest	7.9	8.0
West	6.7	6.3
Total	100.0%	100.0%

	June 30, 2023	December 31, 2022
Collateral Property Type
Multifamily	89.5%	89.6%
Seniors Housing and Healthcare	8.6	6.4
Self-Storage	1.9	1.8
Retail	—	1.6
Office	—	0.6
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three and six months ended June 30, 2023 and June 30, 2022 in the allowance for credit losses on the outstanding balances of the Company's loans held-for-investment:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Allowance for credit losses at beginning of period	$3,357,527	$—	$4,258,668	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	3,549,501
Provision for credit losses	540,368	—	361,399	—
Charge offs	—	—	(4,271,673)
Allowance for credit losses at end of period	$3,897,895	$—	$3,897,895	$—

The following table presents the changes for the three and six months ended June 30, 2023 and June 30, 2022 in the provision for (release of) credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Allowance for credit losses at beginning of period	$41,225	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	41,939	—
(Reversal of) credit losses	14,716	—	14,002	—
Charge offs	—	—	—	—
Allowance for credit losses at end of period	$55,941	$—	$55,941	$—

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of June 30, 2023 or December 31, 2022.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. An allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the six months ended June 30, 2023.

During the period ended June 30, 2023, management continued to identify one loan, collateralized by a multifamily property, with an unpaid principal value of $12.8 million as impaired due to monetary default; however, no reserve is required after analysis of underlying collateral value. This loan is on non-accrual status as a result of the monetary default and impaired loan classification.

NOTE 4 - USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

We account for CLO transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us. See Note 2 ("Summary of Significant Accounting Policies - Principles Consolidation - VIE" and "Collateralized Loan Obligations")) for further discussion.

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing has an initial two-and-a-half year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations or a period of up to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%.

The 2021-FL1 CLO is subject to collateralization and coverage tests that are customary for these types of securitizations. As of June 30, 2023 and December 31, 2022 all such collateralization and coverage tests in the 2021-FL1 CLO were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO at June 30, 2023 and December 31, 2022 included the following VIE assets and liabilities:

ASSETS	June 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$1,274,046	$3,507,850
Accrued interest receivable	5,802,948	5,488,118
Investment related receivable	—	—
Loans held for investment, net of allowance for credit losses	994,914,714	996,511,403
Total Assets	$1,001,991,708	$1,005,507,371

LIABILITIES
Accrued interest payable	$2,455,667	$2,264,646
Collateralized loan obligations(1)	830,564,083	829,310,498

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Total Liabilities	$833,019,750	$831,575,144
Equity	168,971,958	173,932,227
Total liabilities and equity	$1,001,991,708	$1,005,507,371

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO.

The following tables present certain loan and borrowing characteristics of the 2021-F11 CLO as of June 30, 2023 and December 31, 2022:

As of June 30, 2023
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	64	$999,042,153	$994,914,714	8.62%
Financing provided	1	$833,750,000	$830,564,083	6.63%

As of December 31, 2022
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	64	$996,492,150	$996,511,403	7.60%
Financing provided	1	$833,750,000	$829,310,498	5.75%
(1)     The carrying value for the 2021-FL1 CLO is net of debt issuance costs of $3,185,917 and $4,439,502 for June 30, 2023 and December 31, 2022, respectively.
(2)    Weighted average coupon for loan investments assumes applicable one-month LIBOR of 5.19% and 4.18% and 30-day SOFR of 5.14% and 4.19% as of June 30, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.27% and 0.25%, and spreads of 3.42% and 3.41%, respectively. As of June 30, 2023, 74.7% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 25.3% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 80.5% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 19.5% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. Weighted coupon for the financing assumes applicable one-month LIBOR of 5.11% and 4.32% as of June 30, 2023 and December 31, 2022 and spreads of 1.43% for June 30, 2023 and December 31, 2022.

The statement of operations related to the 2021-FL1 CLO for the three and six months ended June 30, 2023 and June 30, 2022 include the following income and expense items:

Statements of Operations	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Interest income	$21,530,481	$11,734,126
Interest expense	(14,199,861)	(5,284,890)
Net interest income	$7,330,620	$6,449,236
Provision for credit losses	(522,003)	(351,914)
General and administrative fees	(181,894)	(177,845)
Net income	$6,626,723	$5,919,477

Statements of Operations	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest income	$42,328,890	$21,546,569
Interest expense	(27,232,907)	(9,289,128)
Net interest income	$15,095,983	$12,257,441
Provision for credit losses	(507,787)	(351,914)
General and administrative fees	(325,243)	(324,367)
Net income	$14,262,953	$11,581,160

NOTE 5 - RESTRICTED CASH

The 2021-FL1 CLO is actively managed with an initial reinvestment period of 30 months that expires in December 2023. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within the 2021-FL1 CLO in accordance with the terms and conditions of their respective governing agreements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($675,871 and $778,958 at June 30, 2023 and December 31, 2022, respectively). As of June 30, 2023 and December 31, 2022, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	June 30, 2023		December 31, 2022
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into a fourth amendment to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of June 30, 2023 and December 31, 2022 we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MSRs

As of June 30, 2023, the Company retained the servicing rights associated with an aggregate principal balance of $70,212,243 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's taxable REIT subsidiary ("TRS"), and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the six months ended June 30, 2023 and the six months ended June 30, 2022:

	June 30, 2023	June 30, 2022
Balance at beginning of period	$795,656	$551,997
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	585	300,977
Other changes to fair value(1)	(49,507)	(72,379)
Balance at end of period	$746,734	$780,595

Loans associated with MSRs(2)	$70,212,243	$79,643,107
MSR values as percent of loans(3)	1.06%	0.98%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at June 30, 2023 and June 30, 2022, respectively.
(3)Amounts represent the carrying value of MSRs at June 30, 2023 and June 30, 2022, respectively divided by the outstanding balance of the loans associated with these MSRs.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 7 – MSRs (Continued)
The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Servicing income, net	$45,396	$56,053
Total servicing income	$45,396	$56,053

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Servicing income, net	$96,924	$123,234
Total servicing income	$96,924	$123,234

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of June 30, 2023
Assets:
Mortgage servicing rights	—	—	$746,734	$746,734
Total	$—	$—	$746,734	$746,734

	December 31, 2022
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2022
Assets:
Mortgage servicing rights	—	—	$795,656	$795,656
Total	$—	$—	$795,656	$795,656

As of June 30, 2023 and December 31, 2022, the Company had $746,734 and $795,656, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at June 30, 2023 and December 31, 2022:

As of June 30, 2023
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 9.3%	8.3%
	Discount rate	12.0%	12.0%

As of December 31, 2022
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 9.4%	8.1%
	Discount rate	12.0%	12.0%

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 8 – FAIR VALUE (Continued)

	June 30, 2023
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$98,495,690	$98,495,690	$98,495,690
Restricted cash	1	1,274,046	1,274,046	1,274,046
Commercial mortgage loans held-for-investment, net	3	1,017,145,010	1,021,956,208	1,015,244,182
Total		$1,116,914,746	$1,121,725,944	$1,115,013,918

Liabilities:
Collateralized loan obligations	2	$830,564,083	$833,750,000	$807,972,875
Secured Term Loan	3	47,094,610	47,750,000	44,859,068
Total		$877,658,693	$881,500,000	$852,831,943

	December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$43,858,515	$43,858,515	$43,858,515
Restricted cash	1	3,507,850	3,507,850	3,507,850
Commercial mortgage loans held-for-investment, net	3	1,071,889,518	1,076,865,099	1,064,407,588
Total		$1,119,255,883	$1,124,231,464	$1,111,773,953

Liabilities:
Collateralized loan obligations	2	$829,310,498	$833,750,000	$803,308,375
Secured term loan	3	46,971,042	47,750,000	44,563,236
Total		$876,281,540	$881,500,000	$847,871,611

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

For the three months ended June 30, 2023, the Company incurred management fees of $1,093,374 (June 30, 2022: $1,090,652), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,084,000 (June 30, 2022: $1,095,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended June 30, 2023 and the three months ended June 30, 2022, the Company did not incur any incentive fees.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

For the six months ended June 30, 2023, the Company incurred management fees of $2,180,636 (June 30, 2022: $2,015,269), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,084,000 (June 30, 2022: $1,095,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the six months ended June 30, 2023 and the six months ended June 30, 2022, the Company did not incur any incentive fees.

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

For the three months ended June 30, 2023, the Company incurred reimbursable expenses of $577,666 (June 30, 2022: $648,645), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $576,250 (June 30, 2022: $651,815) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended June 30, 2023, the Company waived $167,500 in gross exit fees, reducing reimbursed expenses by $83,750 and for the three months ended June 30, 2022, the Company waived $699,547 in gross exit fees, reducing reimbursed expenses due to the Manager by $48,115.

For the six months ended June 30, 2023, the Company incurred reimbursable expenses of $1,087,652 (June 30, 2022: $1,039,355), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $576,250 (June 30, 2022: $651,815) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the six months ended June 30, 2023, the Company waived $167,500 in gross exit fees, reducing reimbursed expenses by $83,750 and for the six months ended June 30, 2022, the Company waived $603,317 in gross exit fees, reducing reimbursed expenses due to the Manager by $349,774.

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

The following table summarizes the activity related to restricted common stock granted under the Manager Equity Plan for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	6,000	$2.27	4,500	$4.18
Granted	—	—	6,000	2.27
Vested	(6,000)	2.27	(4,500)	$4.18
Outstanding Unvested Shares at End of Period	—	$—	6,000	$2.27

For the period ended June 30, 2023, the Company recognized compensation expense related to restricted common stock of $6,194 (2022: $9,114). The Company has no unrecognized compensation expense of as of June 30, 2023 (2022: $13,030) for unvested shares of restricted common stock.

Lument Structured Finance

During the second quarter of 2023, the 2021-FL1 CLO purchased two loans with an aggregate unpaid principal balance of $48.6 million at par from Lument Structured Finance ("LSF"), an affiliate of our Manager and purchased two funded loan advances with an unpaid principal balance of $1.7 million at par from LSF. Additionally, the 2021-FL1 CLO purchased one loan with an aggregate unpaid principal balance of $6.1 million at a discount of $0.1 million and purchased seventeen funded loan advances with an aggregate unpaid principal balance of $16.5 million at a discount of $0.2 million from LSF.

During the first quarter of 2022, (a) the 2021-FL1 CLO purchased eight loans with an aggregate unpaid principal balance of $108.9 million at par from LSF and (b) Lument Commercial Mortgage Trust ("LCMT") purchased six loans with an aggregate unpaid principal balance of $76.0 million at par from LSF.

During the second quarter of 2022, (a) the 2021-FL1 CLO purchased three loans with an aggregate unpaid principal balance of $31.2 million at par from LSF and (b) LCMT purchased six loans with an unpaid principal balance of $76.0 million at par from LSF.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Lument Real Estate Capital

Lument Real Estate Capital, LLC ("LREC"), an affiliate of the Manager, was appointed as the servicer and special servicer with respect to mortgage assets forthe 2021-FL1 CLO in June 2021 and continues to serve in this role.

Lument IM

Lument IM was appointed as the collateral manager with respect to the 2021-FL1 CLO in June 2021, and continues to serve in this role. Lument IM has agreed to waive all its entitlements to collateral management fees for so long as Lument IM or an affiliate is the collateral manager and also the manager of Lument Finance Trust, Inc..

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $167 million and $172 million as of June 30, 2023 and December 31, 2022, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of June 30, 2023, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 10 - GUARANTEES (Continued)
obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of June 30, 2023.
NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2023, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of June 30, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of June 30, 2023, LSF, an affiliate of the Manager, had $54.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of June 30, 2023, LSF, had $0.4 million of unfunded commitments related to loans held in LCMT. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2022, LSF, had $78.4 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2022, LSF, had $4.7 million of unfunded commitments related to loans held in LCMT. These commitments are not reflected on the Company's consolidated balance sheets.

Future loan fundings comprise funding for capital improvements, leasing costs, interest and carry costs, and fundings will vary depending on the progress of the business plan and cash flows at the mortgage assets. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying mortgage assets.

NOTE 12 - EQUITY

Common Stock
The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,231,152 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,269 shares of common stock at a price of $3.06 per share resulting in gross proceeds of approximately $83.5 million.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through June 30, 2023, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of June 30, 2023, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At June 30, 2023 and December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. Voting and other rights and preferences will be determined by the Board upon issuance.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 12 – EQUITY (Continued)
Distributions to Stockholders

For the 2023 taxable year to date, the Company has declared dividends to common stockholders totaling $6,267,738, or $0.12 per share. The following table presents cash dividends declared by the Company on its common stock during the six months ended June 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 16, 2023	March 31, 2023	April 17, 2023	$3,133,869	$0.060
June 14, 2023	June 30, 2023	July 17, 2023	$3,133,869	$0.060

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the six months ended June 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 16, 2023	April 3, 2023	April 17, 2023	$1,181,250	$0.49219
June 14, 2023	July 3, 2023	July 17, 2023	$1,181,250	$0.49219

Non-controlling Interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2022 are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of June 30, 2023, LCMT had $7,500 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $0 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

Independent Directors Stock-for-Fees Program

Upon the recommendation of the Compensation Committee of the Board, on April 20, 2023, the Board has adopted the Independent Directors Stock-for-Fees Program (the “Stock-for-Fees Program”). The purpose of the Stock-for-Fees Program is to promote the long-term success of the Company and further align the interests of the Company’s independent directors with the interests of its stockholders by providing the independent directors with an opportunity to elect to receive their Director Fees (as defined below) in the form of shares of common stock.

Pursuant to the Stock-for-Fees Program, an independent director may elect to exchange all or a portion of such director’s unpaid Director Fees for the right to receive payment of such unpaid fees in the form of shares of common stock. Such election will apply to all Director Fees that would otherwise have been paid (but for such election) in the fiscal quarter that commences after the date the independent director’s election form is filed with and received by the Company and will continue for each fiscal quarter through and until the fiscal quarter that commences after such time as the director files a new election form that is received by the Company modifying or terminating such prior election or, if earlier, the date such Director terminates service on the Board. Unless otherwise approved by the Board, an election by an independent directors will be made only in an open trading window pursuant to the Company’s insider trading policy. Unless otherwise approved by the Board, an independent director may not make more than one election in any six-month period of time. Any Director Fees that an independent director elects to receive in the form of shares of common stock are referred to as “Exchanged Fees.”

Upon any Exchange Date (as defined below) that occurs after an independent director files an election form that is received by the Company, the independent director will be entitled to receive a number of shares of common stock determined by dividing (i) the amount of the Exchanged Fees that would otherwise have been paid to the independent director in cash on such Exchange Date but for such election, by (ii) the Fair Market Value (as defined below) of a share of common stock as of such Exchange Date, and rounding down to the nearest whole share. Any fractional amount less than the Fair Market Value of a share of common stock as of such Exchange Date will be paid in cash. Any shares of common stock acquired by an independent director pursuant to the Stock-for-Fees Program will be fully vested at all times.

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company has not issued any shares pursuant to the Stock-for_Fees Program as of June 30, 2023.

For purposes of this Stock-for-Fees Program, the following definitions apply:

“Director Fees” means the annual retainer and meeting fees, to the extent otherwise payable in cash, payable to an independent director for services as a member of the Board.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 12 – EQUITY (Continued)
“Exchange Date” means any date on which the Company pays Director Fees to independent directors.

“Fair Market Value” means, with respect to an Exchange Date, the average of the closing prices of a share of the Company’s common stock as reported on the composite tape for securities listed on the NYSE for the period of ten trading days ending on the trading day immediately preceding the Exchange Date.

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
Net income		$2,574,227		$3,343,852

Less dividends:
Common stock	$3,133,869		$3,133,869
Preferred stock	1,185,042		1,185,042
		4,318,911		4,318,911
Undistributed earnings (deficit)		$(1,744,684)		$(975,059)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.06	$0.06	$0.06	$0.06
Undistributed earnings (deficit)	0.00	(0.03)	0.00	(0.02)
Total	$0.06	$0.03	$0.06	$0.04

	For the three months ended June 30,
	2023	2022
Basic weighted average shares of common stock	52,226,141	52,221,394
Weighted average of non-vested restricted stock	5,011	4,747
Diluted weighted average shares of common stock outstanding	52,231,152	52,226,141

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
Net income		$8,340,918		$6,298,651

Less dividends:
Common stock	$6,267,738		$6,267,378
Preferred stock	2,370,000		2,370,000
		8,637,738		8,637,378
Undistributed earnings (deficit)		$(296,820)		$(2,338,727)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.12	$0.12	$0.14	$0.14
Undistributed earnings (deficit)	0.00	0.00	0.00	(0.05)
Total	$0.12	$0.12	$0.14	$0.09

	For the six months ended June 30,
	2023	2022
Basic weighted average shares of common stock	52,225,649	44,384,462
Weighted average of non-vested restricted stock	5,503	4,624
Diluted weighted average shares of common stock outstanding	52,231,152	44,389,086

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of June 30, 2023 and December 31, 2022, we were in compliance with all REIT requirements.

As of June 30, 2023, tax years 2019 through 2022 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets which is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment grade-rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment grade-rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day Term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms.

The initial collateral pool securing the Senior Debt consists of 25 first lien floating rate mortgage loans and participations in first lien mortgage loans secured by 32 multifamily properties located across the United States. In connection with the LMF 2023-1 Financing, collateral with an unpaid principal balance of $376.2 million was acquired by an LFT subsidiary at an aggregate discount to par of approximately 1.5% plus interest accrued on the collateral as of July 12, 2023. The weighted average spread of the initial collateral was approximately 365 basis points over 30-day Term SOFR. All the mortgage assets were originated by LSF. LMF 2023-1 provides for a 24-month reinvestment period that allows principal proceeds from repayments of the mortgage assets to be reinvested in qualifying replacement mortgage assets, subject to certain conditions.

As of the closing date, LSF had approximately $28.6 million of unfunded commitments to the initial collateral pool of mortgage assets. LSF will have the sole obligation to make future advances under such commitments.

Through its ownership of the equity of LMF 2023-1, the Company intends to own the related mortgage assets until maturity and will account for the Senior Debt on its balance sheet as a financing.

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

Lument IM is an affiliate of Lument, a nationally recognized leader in multifamily and seniors housing and health care finance. The Company leverages Lument's broad platform and significant expertise when originating, underwriting and asset managing its investments.

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments. We finance our current investments in transitional multifamily and other CRE loans primarily through matched term non-recourse secured borrowings, including collateralized loan obligations ("CLO"), which are not subject to margin calls or additional collateralization requirements. We may utilize warehouse repurchase agreements or other forms of financing in the future. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expense of funding these investments.

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
•Floating rate loans tied to one-month term SOFR, previously to one-month U.S. denominated LIBOR, and/or any applicable replacement index in the future; and
•Three-year term with two one-year extension options.

We believe that our current investment strategy provides significant opportunities to achieve attractive risk-adjusted returns for our stockholders over time. However, to capitalize on the investment opportunities at different points in the economic and real estate investment cycle, we may modify or expand our investment strategy. We believe that the flexibility of our strategy, which is supported by the significant CRE experience of Lument's investment team, and the extensive resources of ORIX USA, will allow us to take advantage of changing market conditions to maximize risk-adjusted returns for our stockholders.

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
Recent Developments
The year ended December 31, 2022 and the period ended June 30, 2023 have been characterized by significant volatility in global markets, primarily driven by heightened inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple regional bank failures. Central banks have responded to rapidly rising inflation with tightening monetary policy actions that have and are likely to continue to create headwinds to economic growth.
The U.S. Federal Reserve has taken action to increase interest rates in order to control inflation which has created further uncertainty for the economy and our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers' ability to meet their debt obligations and execute their property-level business plans. Additionally, the anticipated further rise in interest rates and unpredictable geopolitical landscape may cause further dislocation in the capital markets resulting in a continued reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business. It is difficult to predict the full impact on the debt capital markets of recent changes, and any future changes in interest rates.
Second Quarter 2023 Summary and Subsequent Events

•Acquired one loan and funded eighteen loan advances with an initial unpaid principal balance of $48.0 million and a weighted average interest rate of one-month U.S. LIBOR plus 3.66%.
•Acquired two loans and funded one loan advance with an initial unpaid principal balance of $25.0 million and a weighted average interest rate of 30-day term SOFR plus 4.18%.
•On June 14, 2023, the Company announced its first quarter common dividend of $0.06 per share of common stock, in line with the previous quarter.
•On June 14, 2023, the Company announced its first quarter preferred dividend of $0.49219 per share of Series A Preferred Stock.
•On July 12, 2023, the Company entered into and closed LMF 2023-1, a collateralized commercial real estate financing, secured by $386.4 million of first lien floating-rate multifamily mortgage assets. The financing consisted of $270.4 million of an investment-grade rated senior secured floating rate loan that was placed with a private lender and approximately $47.3 million of investment-grade notes that were issued and sold to an affiliate of our external Manager, Lument IM. The Company retained $68.6 million of subordinate notes. LMF 2023-1 is a matched-term non-recourse CRE secured borrowing which is not subject to margin calls or additional collateralization requirements.
Factors Impacting Our Operating Results

Market conditions.    The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rates. This year has been characterized by significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector. While there is debate among economists as whether such factors, coupled with economic contraction in the U.S. in 2022, indicate that the U.S. has entered, or in the near term will enter a recession, it remains difficult to predict the full impact of the recent changes and any future changes in interest rates or inflation.

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of June 30, 2023, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 73.9% were indexed to one-month LIBOR and 26.1% were indexed to 30-day term SOFR, and all of our collateralized loan obligations were indexed to one-month LIBOR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. Our net interest income currently benefits from LIBOR/SOFR floors in our commercial loan portfolio, with a weighted average LIBOR/SOFR floor of 0.27% as of June 30, 2023. As of June 30, 2023, 99.0% of the loans in our commercial mortgage loan portfolio are structured with LIBOR/SOFR floors, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or LIBOR floors on future acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of June 30, 2023, the weighted average spread of our commercial loan portfolio was 3.45%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However in March 2022, the Federal Reserve approved a 0.25% rate increase and subsequently increased rates an additional six times during 2022, raising the federal funds target range to 4.25% to 4.50%. On February 2, 2023, March 20, 2023, May 3, 2023 and June 26, 2023, the Federal Reserve approved its eighth, ninth, tenth and eleventh rate increases, increasing the federal funds target range to 5.25% to 5.50%. The Federal Reserve has indicated that they remain highly attentive to inflation risks and foresee potential for further increases in interest rates throughout 2023 and 2024.

In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to refinance outstanding debt at, or prior to, maturity.

On November 30, 2020, the ICE Benchmark Administration ("IBA"), with the support of the United States Federal Reserve and United Kingdom's Financial Conduct Authority ("FCA"), announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extended the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In November 2022, the FCA announced a public consultation regarding whether it should compel the IBA to continue publishing "synthetic" USD LIBOR setting from June 2023 to the end of September 2024. The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate ("SOFR"). On July 29, 2021 the ARRC ratified term rates for the one-, three- and six-month tenors based on SOFR futures traded. As of June 30, 2023, 73.9% of our commercial loans by principal balance and 100% of our collateralized loan obligations bear interest indexed to one-month USD LIBOR. We completed the process of converting our LIBOR-based loans and CLO liabilities to term SOFR during the second quarter of 2023, applicable to the first rate settings in July.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of June 30, 2023, 98.8% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuances, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with non-recourse secured borrowings, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans outside of our secured borrowings, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated further rise in interest rates and unpredictable geopolitical landscape may cause a continued dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of ten loans acquired and seventeen funded loan advances with an initial aggregate unpaid principal balance of $139.6 million with an aggregate purchase premium of $538,146 and aggregate purchase discount of $488,016, all of our commercial mortgage loans were acquired at par. As of June 30, 2023, our aggregate unamortized purchase premium was $8,565 and our aggregate purchase discount $315,003, and accordingly we do not believe this to be a material risk for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO remains in place through December 2023 and for LMF 2023-1 through July 2025. While the interest-rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

Changes in market value of our assets.    We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as a result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for credit losses. Impairment is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for (reversal of) credit losses will directly impact our earnings.

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

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended June 30, 2023, we recorded earnings per share of $0.03, declared a quarterly dividend of $0.06 per share, and reported $0.04 per share of Distributable Earnings. In addition, our book value per share of common stock was $3.43.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended
	June 30, 2023	March 31, 2023
Net income(1)	$1,389,185	$4,581,733
Weighted-average shares outstanding, basic and diluted	52,231,152	52,231,152
Net income per share, basic and diluted	$0.03	$0.09
Dividends declared per share	$0.06	$0.06
(1)    Represents net income attributable to Lument Finance Trust, Inc.

Distributable Earnings

Distributable Earnings is a non-GAAP financial measure, which we define as GAAP net income (loss) attributable to holders of common stock, or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash items that are included in net income for that applicable reporting period, regardless of whether such items are included in other comprehensive income (loss) or net income (loss), and (iv) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items after discussions with the Board and approved by a majority of the Company's independent directors.

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended
	June 30, 2023	March 31, 2023
Net income attributable to common stockholders	$1,389,185	$4,581,733
Realized loss on commercial mortgage loans	—	(4,271,672)
Unrealized loss on mortgage servicing rights	(206)	49,129
Unrealized provision for credit losses	555,083	(179,684)
Recognized compensation expense related to restricted common stock	2,836	3,358
Adjustment for income taxes	223	(10,246)
Distributable Earnings	$1,947,121	$172,618
Weighted-average shares outstanding, basic and diluted	52,231,152	51,231,152
Distributable Earnings per share, basic and diluted	$0.04	$0.00

Book Value Per Share of Common Stock

The following table calculates our book value per share of common stock:

	June 30, 2023	March 31, 2023
Total stockholders' equity	$238,991,695	$240,747,739
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	178,991,695	180,747,739
Shares of common stock issued and outstanding at period end	52,231,152	52,231,152
Book value per share of common stock(1)	$3.43	$3.46
(1)    Book value as of June 30, 2023 and March 31, 2023 includes the impact of an estimated CECL allowance of $3,720,679 or $0.07 per common share and $3,357,527 or $0.06 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of June 30, 2023, we have determined that we are the primary beneficiary of the 2021-FL1 CLO. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2022	$1,071,889,518
Proceeds from principal repayments	(123,583,470)
Amortization of purchase premium	(10,687)
Accretion of deferred loan fees	129,300
Cumulative-effect adjustment upon adoption of ASU 2016-13	(3,549,501)
Release of credit losses, net	(361,399)
Balance at June 30, 2023	$1,017,145,010

The following table details overall statistics for our loan portfolio as of June 30, 2023 and December 31, 2022:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
June 30, 2023
Loans held-for-investment
Senior secured loans(3)	$1,021,956,208	$1,021,042,905	66	100.0%	8.6%	3.1
Allowance for credit losses	N/A	$(3,897,895)
	$1,021,956,208	$1,017,145,010	66	100.0%	8.6%	3.1

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Remaining Term (Years)(2)
December 31, 2022
Loans held-for-investment
Senior secured loans(3)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5
Allowance for credit losses	NA	$(4,258,668)
	$1,076,865,099	$1,071,889,518	71	100.0%	7.6%	3.5

(1)    Weighted average coupon assumes applicable one-month LIBOR of 5.19% and 4.18% and 30-day Term SOFR of 5.14% and 4.19% as of June 30, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.25% and 0.27%, respectively. As of June 30, 2023, 73.9% of the investments by total investment exposure earned a floating rate indexed to one-month USD LIBOR and 26.1% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month USD LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(2)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.

(3)    As of June 30, 2023, $994,914,714 of the outstanding senior secured loans were held in VIEs and $22,230,296 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of June 30, 2023:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior secured	December 16, 2021	$54,455,784	$51,375,000	Daytona, FL	Multi-Family	1mL + 3.1	3.6	71.7%
2	Senior secured	November 22, 2019	$42,600,000	$36,781,588	Virginia Beach, VA	Multi-Family	1mS + 3.3	1.5	77.1%
3	Senior secured	June 28, 2021	$39,263,000	$36,658,084	Barrington, NJ	Multi-Family	1mL + 3.1	3.1	78.1%
4	Senior secured	June 8, 2021	$35,877,500	$33,360,000	Chattanooga, TN	Multi-Family	1mL + 3.7	3.1	79.8%
5	Senior secured	December 29, 2021	$34,464,000	$30,709,146	Multi, NC	Multi-Family	1mL + 3.9	3.6	59.9%
6	Senior secured	June 8, 2021	$32,500,000	$30,576,666	Miami, FL	Multi-Family	1mL + 3.2	3.1	74.3%
7	Senior secured	May 20, 2021	$33,000,000	$30,220,508	Marietta, GA	Multi-Family	1mL + 3.1	3.0	77.0%
8	Senior secured	June 7, 2021	$29,400,000	$27,569,521	San Antonio, TX	Multi-Family	1mL + 3.4	3.1	80.0%
9	Senior secured	August 26, 2021	$27,268,000	$25,440,413	Clarkston, GA	Multi-Family	1mL + 3.5	3.2	79.0%
10	Senior secured	November 15, 2021	$26,003,000	$24,330,000	El Paso, TX	Multi-Family	1mL + 3.1	3.5	76.0%
11	Senior secured	October 18, 2021	$28,250,000	$23,348,000	Cherry Hill, NJ	Multi-Family	1mL + 3.0	3.4	72.4%
12	Senior secured	August 26, 2021	$23,370,000	$22,872,354	Union City, GA	Multi-Family	1mL + 3.4	3.3	70.4%
13	Senior secured	June 30, 2021	$21,968,000	$21,968,000	Jacksonville, FL	Multi-Family	1mL + 3.5	3.1	77.1%
14	Senior secured	November 16, 2021	$21,975,000	$21,916,753	Dallas, TX	Multi-Family	1mL + 3.2	3.5	73.5%
15	Senior secured	August 31, 2021	$21,750,000	$21,644,684	Houston, TX	Multi-Family	1mL + 3.3	3.3	74.2%
16	Senior secured	November 29, 2022	$21,283,348	$20,360,000	Glendale, WI	Healthcare	1mS + 4.0	3.5	45.0%
17	Senior secured	October 13, 2017	$20,000,000	$19,648,818	Seattle, WA	Self Storage	1mL + 3.6	1.4	46.5%
18	Senior secured	November 5, 2021	$20,965,000	$19,625,274	Orlando, FL	Multi-Family	1mL + 3.0	3.4	78.1%
19	Senior secured	November 21, 2022	$21,135,000	$18,920,000	Houston, TX	Healthcare	1mS + 4.0	3.5	67.0%
20	Senior secured	November 23, 2021	$19,925,000	$18,834,024	Orange, NJ	Multi-Family	1mL + 3.2	3.5	78.0%
21	Senior secured	February 11, 2022	$20,165,000	$18,599,480	Tampa, FL	Multi-Family	1mS + 3.6	3.8	78.0%
22	Senior secured	March 1, 2023	$17,930,000	$17,930,000	Multi, VA	Multi-Family	1mS + 4.3	1.8	53.0%
23	Senior secured	October 12, 2021	$17,500,000	$17,500,000	Atlanta, GA	Multi-Family	1mL + 3.2	1.3	42.9%
24	Senior secured	July 8, 2021	$17,000,000	$17,000,000	Knoxville, TN	Multi-Family	1mL + 4.0	1.2	69.7%
25	Senior secured	November 10, 2022	$18,590,000	$16,690,000	Austin, TX	Healthcare	1mS + 4.0	3.5	65.0%
26	Senior secured	December 1, 2021	$16,071,800	$15,449,323	Horn Lake, MS	Multi-Family	1mL + 3.3	3.5	75.7%
28	Senior secured	February 1, 2022	$16,160,000	$15,400,000	San Antonio, TX	Multi-Family	1mS + 3.5	3.7	79.8%
27	Senior secured	December 2, 2021	$16,250,000	$15,010,343	Colorado Springs, CO	Multi-Family	1mL + 3.0	3.5	72.5%
29	Senior secured	February 22, 2022	$18,241,527	$15,000,000	Philadelphia, PA	Multi-Family	1mS + 3.8	3.8	80.0%

30	Senior secured	April 12, 2021	$17,000,000	$15,000,000	Cedar Park, TX	Multi-Family	1mL + 3.8	2.9	66.7%
31	Senior secured	June 15, 2022	$15,371,600	$14,511,455	Denton, TX	Multi-Family	1mS + 3.9	4.1	73.0%
32	Senior secured	November 21, 2022	$15,735,000	$14,030,000	Southlake, TX	Healthcare	1mS + 4.0	3.5	48.0%
33	Senior secured	May 12, 2021	$13,930,000	$13,862,247	Fort Worth, TX	Multi-Family	1mL + 3.4	3.0	74.9%
34	Senior secured	November 3, 2021	$13,870,000	$13,720,000	Louisville, KY	Multi-Family	1mL + 3.4	3.4	75.4%
35	Senior secured	May 26, 2022	$17,500,000	$13,300,000	Brooklyn, NY	Multi-Family	1mS + 3.8	2.0	64.3%
36	Senior secured	August 16, 2021	$15,886,000	$12,674,255	Columbus, OH	Multi-Family	1mL + 3.7	3.3	75.0%
37	Senior secured	December 13, 2021	$15,656,650	$12,600,000	Evansville, IN	Multi-Family	1mL + 3.3	3.6	74.3%
38	Senior secured	October 1, 2021	$13,775,000	$12,100,000	East Nashville, TN	Multi-Family	1mL + 3.4	3.3	79.1%
39	Senior secured	June 28, 2022	$12,880,000	$11,470,000	Colorado Springs, CO	Multi-Family	1mS + 3.9	4.1	73.1%
40	Senior secured	October 28, 2021	$12,250,000	$11,202,535	Tampa, FL	Multi-Family	1mL + 3.0	3.4	75.7%
41	Senior secured	April 23, 2021	$11,600,000	$10,986,357	Tualatin, OR	Multi-Family	1mL + 3.2	2.9	73.9%
42	Senior secured	September 30, 2021	$11,300,000	$10,795,000	Clearfield, UT	Multi-Family	1mL + 3.2	3.3	68.0%
43	Senior secured	December 29, 2021	$11,000,000	$10,239,800	Phoenix, AZ	Multi-Family	1mL + 3.7	3.6	75.9%
44	Senior secured	December 2, 2021	$9,975,000	$9,975,000	Tomball, TX	Multi-Family	1mL + 3.4	3.5	68.5%
45	Senior secured	November 23, 2021	$10,706,000	$9,856,000	Atlanta, GA	Multi-Family	1mL + 3.4	3.5	79.5%
46	Senior secured	January 14, 2022	$10,234,000	$9,609,250	Houston, TX	Multi-Family	1mS + 3.6	3.7	78.8%
47	Senior secured	October 21, 2021	$11,500,000	$9,100,000	Madison, TN	Multi-Family	1mL + 3.2	3.4	68.4%
48	Senior secured	October 29, 2021	$9,000,000	$8,717,380	Riverside, MO	Multi-Family	1mL + 3.4	3.4	76.6%
49	Senior secured	May 12, 2021	$8,950,000	$8,220,000	Lakeland, FL	Multi-Family	1mL + 3.4	3.0	76.8%
50	Senior secured	June 22, 2022	$9,772,000	$8,175,500	Des Moines, IA	Multi-Family	1mS + 4.0	4.1	72.0%
51	Senior secured	June 24, 2022	$7,934,160	$7,934,160	Monks Corner, SC	Multi-Family	1mS + 4.2	4.1	67.8%
52	Senior secured	November 16, 2021	$7,680,000	$7,680,000	Cape Coral, FL	Multi-Family	1mL + 3.3	1.5	79.2%
53	Senior secured	September 28, 2021	$8,125,000	$7,286,000	Chicago, IL	Multi-Family	1mL + 3.7	3.3	75.9%
54	Senior secured	February 18, 2022	$7,800,000	$7,200,000	Drexel Hills, PA	Multi-Family	1mS + 4.0	3.8	78.1%
55	Senior secured	July 1, 2021	$7,285,000	$7,169,838	Harker Heights, TX	Multi-Family	1mL + 3.6	3.1	72.3%
56	Senior secured	December 19, 2022	$6,325,000	$6,325,000	Asheville, NC	Multi-Family	1mS + 3.8	2.1	41.1%
57	Senior secured	April 8, 2022	$6,191,853	$6,096,412	St. Petersburg, FL	Multi-Family	1mS + 4.0	3.9	75.5%
58	Senior secured	April 27, 2022	$55,220,000	$6,000,000	North Brunswick, NJ	Multi-Family	1mS + 3.4	3.9	79.9%
59	Senior secured	May 21, 2021	$7,172,000	$5,994,000	Youngtown, AZ	Multi-Family	1mL + 3.7	3.0	71.4%
60	Senior secured	July 14, 2021	$6,048,000	$5,913,912	Birmingham, AL	Multi-Family	1mL + 3.7	3.2	71.7%
61	Senior secured	October 26, 2021	$6,807,000	$5,812,000	Indianapolis, IN	Multi-Family	1mL + 3.9	3.4	77.1%
62	Senior secured	November 19, 2021	$6,453,000	$5,519,604	Huntsville, AL	Multi-Family	1mL + 3.8	3.5	78.8%

63	Senior secured	April 30, 2021	$5,472,000	$5,285,500	Daytona Beach, FL	Multi-Family	1mL + 3.7	2.9	77.4%
64	Senior secured	December 13, 2021	$6,799,000	$5,250,000	Evansville, IN	Multi-Family	1mL + 3.3	3.6	73.9%
65	Senior secured	June 10, 2019	$5,500,000	$4,807,027	San Antonio, TX	Multi-Family	1mL + 2.9	1.1	62.9%
66	Senior secured	December 28, 2021	$52,800,000	$2,800,000	Houston, TX	Multi-Family	1mS + 3.3	3.6	71.2%

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

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of June 30, 2023 or December 31, 2022.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. An allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the six months ended June 30, 2023.

During the period ended June 30, 2023, management continued to identify one loan, collateralized by a multifamily property, with an unpaid principal value of $12.8 million as impaired due to monetary default, however, no reserve is required after analysis of underlying collateral value. This loan is on non-accrual status as a result of the monetary default and impaired loan classification.

We maintain strong relationships with our borrowers and utilized those relationships to address potential impacts on loans secured by properties experiencing cash flow pressure. All of our loans are current with respect to principal and interest, other than the loan discussed above, however, we will continue to engage in discussions with them should these difficulties arise.

We have not entered into any forbearance agreements or adverse material loan modifications to date, on our current loan portfolio. However, we can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into any forbearance agreements or material loan modifications in order to protect the value of our commercial mortgage loan assets.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.4 as of June 30, 2023 and 3.0 as of December 31, 2022, respectively. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $33.5 million, "3" of $84.0 million and a risk rating of "5" of $10.3 million, offset by the purchase of commercial mortgage loans with a risk rating of "2" of $17.9 million, "3" of $55.0 million and "4" of $3.9 million during the six months ended June 30, 2023. Additionally, $101.5 million of loans with a risk rating of "2" transitioned to a risk rating of "3," and $93.1 million of loans with a risk rating of "3" transitioned to a risk rating of "4,". The following table presents the principal balance and net book value based on our internal risk ratings:

	June 30, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019	2017
1	—	$—	—	—	—	—	—
2	2	36,850,000	17,926,638	18,533,248	—	—	—
3	53	831,892,473	—	138,379,697	628,385,618	41,515,275	19,625,364
4	10	140,539,480	—	50,841,772	89,263,143	—	—
5	1	12,674,255	—	—	12,674,255	—	—
	66	$1,021,956,208	17,926,638	207,754,717	730,323,016	41,515,275	19,625,364

Collateralized Loan Obligations

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of June 30, 2023, the carrying amounts and outstanding principal balances of our collateralized loan obligations were $830.6 million and $833.8 million, respectively. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Commercial Mortgage Loans Held-for-Investment

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASC 2016-13 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" in the consolidated balance sheets. The initial CECL reserve recorded on January 1, 2023 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. In connection with the adoption of ASU 2016-13, we recorded a $3.6 million decrease to accumulated earnings as of January 1, 2023.

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

The Company evaluates each loan rated Default Risk or above as to whether it is impaired on a quarterly basis. Impaired loans are individually evaluated based on the Company's quarterly assessment of each loan and assignment of a risk rating. Impairment occurs when the Company determines that the facts and circumstances of the loan deem it probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan. If a loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan through a charge to the provision for (reversal of) credit losses. Impairment of these loans, all of which are deemed collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2023 and December 31, 2022:

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

	June 30, 2023
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,017,145,010	$746,734	$98,495,690	$1,116,387,434
Collateralized Loan Obligations	(830,564,083)	—	—	(830,564,083)
Other(3)	3,410,135	—	(4,300,226)	(890,091)
Restricted Cash	1,274,046	—	—	1,274,046
Capital Allocated	$191,265,108	$746,734	$94,195,464	$286,207,306
% Capital	66.8%	0.3%	32.9%	100.0%

	December 31, 2022
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,071,889,518	$795,656	$43,858,515	$1,116,543,689
Collateralized Loan Obligations	(829,310,498)	—	—	(829,310,498)
Other(3)	3,533,345	—	(4,301,847)	(768,502)
Restricted Cash	3,507,850	—	—	3,507,850
Capital Allocated	$249,620,215	$795,656	$39,556,668	$289,972,539
% Capital	86.1%	0.3%	13.6%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

 Results of Operations

The table below presents information from our Statement of Operations for the three and six months ended June 30, 2023 and June 30, 2022, respectively:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$21,818,608	$12,633,772	$43,763,269	$22,642,836
Cash and cash equivalents	827,443	4,912	1,089,108	9,767
Interest expense:
Collateralized loan obligations	(14,199,861)	(5,284,890)	(27,232,907)	(9,289,128)
Secured Term Loan	(937,210)	(937,210)	(1,864,122)	(1,859,853)
Net interest income	7,508,980	6,416,584	15,755,348	11,503,622
Other expense:
Provision for credit losses, net	(555,083)	(351,914)	(375,399)	(351,914)
Change in unrealized (loss) gain on mortgage servicing rights	206	81,216	(48,923)	228,598
Servicing income, net	45,396	56,053	96,924	123,234
Total other expense	(509,481)	(214,645)	(327,398)	(82)
Expenses:
Management and incentive fees	1,093,374	1,090,652	2,180,636	2,015,269
General and administrative expenses	882,723	960,420	1,830,789	1,813,152
Operating expenses reimbursable to Manager	577,666	648,645	1,087,652	1,039,355
Other operating expenses	1,809,700	77,808	1,874,284	153,998
Compensation expense	61,586	54,893	123,694	105,781
Total expenses	4,425,049	2,832,418	7,097,055	5,127,555
Net income before provision for income taxes	2,574,450	3,369,521	8,330,895	6,375,985
Benefit from (provision for) income taxes	(223)	(25,669)	10,023	(77,334)
Net income	2,574,227	3,343,852	8,340,918	6,298,651
Dividends accrued to preferred stockholders	(1,185,042)	(1,185,042)	(2,370,000)	(2,370,000)
Net income attributable to common stockholders	$1,389,185	$2,158,810	$5,970,918	$3,928,651
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$1,389,185	$2,158,810	$5,970,918	$3,928,651
Weighted average number of shares of common stock outstanding	52,231,152	52,226,141	52,231,152	44,389,086
Basic and diluted income per share	$0.03	$0.04	$0.11	$0.09
Dividends declared per share of common stock	$0.06	$0.06	$0.12	$0.12

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Income Summary

For the three months ended June 30, 2023, our net income attributable to common stockholders was $1,389,185, or $0.03 basic and diluted net income per average share, compared with net income of $2,158,810, or $0.04 basic and diluted net income per average share, for the three months ended June 30, 2022.  The principal drivers of this net income decrease was an increase in net interest income from $6,416,584 for the three months ended June 30, 2022 to $7,508,980 for the three months ended June 30, 2023 which was more than offset by an increase in total other loss from $214,645 for the three months ended June 30, 2022 to $509,481 for the three months ended June 30, 2023 and an increase in total expenses from $2,832,418 for the three months ended June 30, 2022 to $4,425,049 for the three months ended June 30, 2023.

Net Interest Income

For the three months ended June 30, 2023 and the three months ended June 30, 2022, our net interest income was $15,755,348 and $11,503,622, respectively. The increase was primarily due to (i) a 420bps increase in weighted-average floating rate of our loan portfolio; (ii) a 3bps increase in weighted-average spread on the loan portfolio and (iii) an increase in interest earned on cash of $0.8 million for the three months ended June 30, 2023 compared to the corresponding period in 2022. This was offset by (i) a $62.1 million decrease in weighted-average principal of our loan portfolio; (ii) a 423bps increase in weighted-average LIBOR for our CLO liabilities for the three months ended June 30, 2023 compared to the corresponding period in 2022 and (iii) a decrease in exit/extension fees of $0.1 million for our loan portfolio for the three months ended June 30, 2023 compared to the corresponding period in 2022.

As disclosed above, we experienced a decrease of $0.1 million in exit and extension fees in the three months ended June 30, 2023. The primary driver of this change was attributed to exit fees. For the three months ended June 30, 2023, we experienced loan payoffs on three loans with net principal balances of $40.0 million which generated exit fees of $0.5 million included in interest income and one loan with net principal balance of $33.5 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager. For the three months ended June 30, 2022, we experienced loan payoffs on five loans with net principal balances of $71.1 million which generated exit fees of $0.7 million included in interest income and one loan with net principal balance $9.6 million which waived exit fees of $0.1 million resulting in a reduction to expense reimbursement of $0.0 million included in operating expenses reimbursable to Manager.

Other Income

For the three months ended June 30, 2023, our other loss was $509,481. This loss was driven by provision for credit losses of $555,083 primarily related to changes in macroeconomic forecast, which more than offset net servicing income of $45,396 and net unrealized gains on mortgage servicing rights of $206 as a result of decreased interest rates in the period.

For the three months ended June 30, 2022, our other loss was $214,645. This loss was driven by provision for credit losses of $351,914 net servicing income of $56,053 and net unrealized gains on mortgage servicing rights of $81,216.

The period-over-period decrease to other income was primarily due to the change in unrealized gain on mortgage servicing rights.

Expenses

For the three months ended June 30, 2023, we incurred management and incentive fees of 1,093,374 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $3,331,675, of which $577,666 was payable to our Manager and $2,754,009 was payable directly by us.

For the three months ended June 30, 2022, we incurred management and incentive fees of $1,090,652 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,741,766 of which $648,645 was payable to our Manager and $1,093,121 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects the impact of expenses deal costs of $1.7 million related to the abandonment of a previously contemplated public CRE CLO as well as an increase in administration, accounting and legal which more than offset a decrease in insurance and professional fees.

Income Tax (Benefit) Provision

For the three months ended June 30, 2023, the Company recognized a provision for income taxes of $223 and for the three months ended June 30, 2022, the Company recognized a provision for income taxes in the amount of $25,669. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Income Summary

For the six months ended June 30, 2023, our net income attributable to common stockholders was $5,970,918, or $0.11 basic and diluted net income per average share, compared with net income of $3,928,651, or $0.09 basic and diluted net income per average share, for the six months ended June 30, 2022.  The principal drivers of this net income increase was an increase in net interest income from $11,503,622 for the six months ended June 30, 2022 to $15,755,348 for the six months ended June 30, 2023 which more than offset a decrease in total other loss from $82 for the six months ended June 30, 2022 to $327,398 for the six months ended June 30, 2023 and an increase in total expenses from $5,127,555 for the six months ended June 30, 2022 to $7,097,055 for the six months ended June 30, 2023.

Net Interest Income

For the six months ended June 30, 2023 and the six months ended June 30, 2022, our net interest income was $15,755,348 and $11,503,622, respectively. The increase was primarily due to (i) a 430bps increase in weighted-average floating rate of our loan portfolio; (ii) a 7bps increase in weighted-average spread on the loan portfolio; (iii) an increase in exit/extension fees of $0.2 million for our loan portfolio for the six months ended June 30, 2023 compared to the corresponding period in 2022 and (iv) an increase in interest earned on cash of of $1.1 million for the six months ended June 30, 2023 compared to the corresponding period in 2022. This was offset by (i) a $14.8 million decrease in weighted-average principal of our loan portfolio and (ii) a 428bps increase in weighted-average LIBOR for our CLO liabilities for the six months ended June 30, 2023 compared to the corresponding period in 2022.

As disclosed above, we experienced an increase of $0.2 million in exit and extension fees in the six months ended June 30, 2023. The primary driver of this change was attributed to extension fees. For the six months ended June 30, 2023, we experienced loan payoffs on seven loans with net principal balances of $84.0 million which generated exit fees of $1.2 million included in interest income one loan with net principal balance of $33.5 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager. For the six months ended June 30, 2022, we experienced loan payoffs on ten loans with net principal balances of $119.6 million which generated exit fees of $1.2 million included in interest income and four loans with net principal balances $70.0 million which waived exit fees of $0.7 million resulting in a reduction to expense reimbursement of $0.3 million included in operating expenses reimbursable to Manager. Additionally, two loans experienced maturity extensions during the six months ended June 30, 2023 generating extension fees of $0.2 million.

Other Income

For the six months ended June 30, 2023, our other loss was $327,398. This loss was driven by provision for credit losses of $375,399 primarily related to changes in macroeconomic forecast and net unrealized losses on mortgage servicing rights of $48,923 as a result of reduction in principal balance in the period which more than offset net servicing income of $96,924.

For the six months ended June 30, 2022, our other loss was $82. This loss was driven by provision for credit losses of $351,914 which more than offset net servicing income of $123,234 and net unrealized gains on mortgage servicing rights of $228,598.

The period-over-period increase to other loss was primarily due to the change from unrealized gain to unrealized loss on mortgage servicing rights which more than offset the change in credit reserves as a result of loan payoffs.

Expenses

For the six months ended June 30, 2023, we incurred management and incentive fees of $2,180,636 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $4,916,419, of which $1,087,652 was payable to our Manager and $3,828,767 was payable directly by us.

For the six months ended June 30, 2022, we incurred management and incentive fees of $2,015,269 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $3,112,286 of which $1,039,355 was payable to our Manager and $2,072,931 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects the impact of expensed deal costs of $1.7 million related to the abandonment of a previously contemplated public CRE CLO as well as an increase in administration, audit, compensation, data, investor relations, legal and management fees which more than offset a decrease in accounting, insurance and listing fees.

Income Tax (Benefit) Provision

For the six months ended June 30, 2023, the Company recognized a benefit from income taxes of $10,023 and for the six months ended June 30, 2022, the Company recognized a provision for income taxes in the amount of $77,334. The period-over-period increase in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed LMF 2023-1 placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of June 30, 2023, our balance sheet included $47.8 million of a secured term loan and $833.8 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026 and our collateralized loan financing is term-matched and matures in 2039 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

If we were required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets, particularly in a financial market that has been significantly disrupted and less liquid as a result of the current inflationary environment. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced if such leverage is, at least in part, dependent on the market value of our assets. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition. We seek to limit our exposure to illiquidity risk to the extent possible, by ensuring that the secured borrowings that we use to finance our commercial mortgage loans are not subject to margin calls or other limitations that are dependent on the market value of the related loan collateral.

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2023, we had unrestricted cash and cash equivalents of $98.5 million, compared to $43.9 million as of December 31, 2022. The increase in unrestricted cash was primarily driven by principal payment from mortgage loans of $51.6 million.

As of June 30, 2023, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of June 30, 2023, the ratio of our recourse debt to equity was 0.2:1.

As of June 30, 2023, we consolidated the assets and liabilities of the 2021-FL1 CLO. The assets of the 2021-FL1 CLO are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of June 30, 2023, the carrying value of these non-recourse liabilities aggregated to $830.6 million. As of June 30, 2023, our total debt to equity ratio was 3.7:1 on a GAAP basis.

As of June 30, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2023 and 2022:

	For the three months ended June 30,
	2023	2022
Cash Flows From Operating Activities	$10,087,692	$8,295,434
Cash Flows From Investing Activities	50,953,417	(51,135,052)
Cash Flows From Financing Activities	(8,637,738)	73,267,852
Net Increase in Cash, Cash Equivalents and Restricted Cash	$52,403,371	$30,428,234

During the six months ended June 30, 2023, cash, cash equivalents and restricted cash increased by $53.1 million and for the six months ended June 30, 2022, cash, cash equivalents and restricted cash increased by $28.9 million.

Operating Activities

For the six months ended June 30, 2023 and 2022, net cash provided operating activities totaled $10.1 million and $8.3 million, respectively. For the six months ended June 30, 2023, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO of $15.9 million, interest received from our senior secured loans held outside the VIE we consolidate of $1.4 million, interest received on cash accounts of $1.1 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $1.8 million, management and incentive fees of $2.2 million, expense reimbursements of $1.0 million and other operating expenditures of $3.4 million. For the six months ended June 30, 2022, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO of $14.2 million, interest received from our senior secured loans held outside VIE's we consolidate of $0.9 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $1.8 million, management and incentive fees of $2.0 million, expense reimbursement of $1.1 million and other operating expenditures of $2.0 million.

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities totaled $51.0 million. This was a result of the principal repayment of commercial mortgage loans held for investment exceeding the cash used for purchase and funding of commercial mortgage loans held for investment during the period. For the six months ended June 30, 2022 net cash used in investing activities totaled $51.1 million. This was the result of cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities totaled $8.6 million and primarily related payments of common stock dividends of $6.3 million and payments of preferred stock dividends of $2.4 million. For the six months ended June 30, 2022, net cash provided by financing activities totaled $73.3 million and primarily related to proceeds from issuance of common stock of $81.1 million which more than offset payments of common stock dividends of $5.4 million, payment of preferred stock dividends of $2.4 million and payment of debt issuance costs of $0.1 million.

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our prior equity sales combined with cash flow from operations will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for other general corporate expenses.
Our ability to meet our long-term (greater than one-year) liquidity and capital resource requirements will be subject to, amongst other things, obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities, additional secured borrowings, including collateralized loan obligations, or making additional public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock and senior and subordinated notes.

To maintain our qualification as a REIT, we generally must distribute annually at least 90% of our "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain). These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2023, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of June 30, 2023, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On June 14, 2023, we announced that our Board had declared a cash dividend rate for the second quarter of 2023 of $0.06 per share of common stock which was paid on July 17, 2023 and declared a cash dividend rate for the second quarter of 2023 of $0.49219 per share of Series A Preferred Stock which was paid on July 17, 2023.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2023. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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
10.1***
Credit Agreement, dated as of July 12, 2023, among LMF 2023-FL1, LLC, as borrower, Massachusetts Mutual Life Insurance Company, as lead lender, Computershare Trust Company, National Associations, as loan agent, Wilmington Trust, National Association, as trustee, and various financial institutions and other persons from time to time, as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2023).

10.2***
Indenture and Security Agreement, dated as of July 12, 2023, among LMF 2023-1, LLC, as issuer, Lument Commercial Mortgage Trust, as advancing agent, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as note administrator and as custodian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2023).

10.3***
Collateral Management Agreement, dated as of July 12, 2023, between LMF 2023-1, LLC and Lument Investment Management, LLC (incorporated bu reference to Exhibit 10.3 to the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on July 12, 2023).

10.4***
Servicing Agreement, dated July 12, 2023, among LMF 2023-1, LLC, Lument Investment Management, LLC, as collateral manager, Lument Real Estate Capital, LLC, as servicer and as special servicer, Lument Commercial Mortgage Trust, as advancing agent, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as note administrator (incorporated by reference to Exhibit 10.4 to the Company's Current Report on From 8-K filed with the Securities and Exchange Commission on July 12, 2023).

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

LUMENT FINANCE TRUST, INC.

Dated: August 8, 2023	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board

Dated: August 8, 2023	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)