Form 10-Q
period 2023-09-30
Lument Finance Trust, Inc.
filed 2023-11-13
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2023
Common stock, $0.01 par value	52,231,152

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2023(1)	December 31, 2022(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$43,408,581	$43,858,515
Restricted cash	6,225,360	3,507,850
Commercial mortgage loans held-for-investment, at amortized cost	1,355,547,986	1,076,148,186
Less: Allowance for credit losses	(4,716,230)	(4,258,668)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,350,831,756	1,071,889,518
Mortgage servicing rights, at fair value	748,307	795,656
Accrued interest receivable	8,607,899	5,797,991
Investment related receivable	31,121,852	—
Other assets	2,388,093	2,116,007
Total assets	$1,443,331,848	$1,127,965,537

LIABILITIES AND EQUITY
LIABILITIES
Collateralized loan obligations and secured financings, net	1,145,317,374	829,310,498
Secured term loan, net	47,157,418	46,971,042
Accrued interest payable	3,832,841	2,360,809
Dividends payable	4,657,473	4,131,369
Fees and expenses payable to Manager	1,364,097	1,606,333
Other liabilities(2)	407,298	583,989
Total liabilities	1,202,736,501	884,964,040

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,231,152 shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively	522,312	522,252
Additional paid-in capital	314,561,930	314,598,384
Cumulative distributions to stockholders	(174,203,387)	(160,724,426)
Accumulated earnings	42,360,057	31,250,852
Total stockholders' equity	240,495,847	242,901,997
Noncontrolling interests	$99,500	$99,500
Total equity	$240,595,347	$243,001,497

Total liabilities and equity	$1,443,331,848	$1,127,965,537

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of September 30, 2023 and December 31, 2022, assets of consolidated VIEs totaled $1,384,961,307 and $1,005,507,371, respectively and the liabilities of consolidated VIEs totaled $1,149,063,668 and $831,575,144 respectively. See Note 4 for further discussion.

(2)     Includes $35,480 and $0 of Current Expected Credit Loss ("CECL") allowance related to unfunded commitments on commercial mortgage loans, net as of September 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$31,067,350	$14,743,563	$74,830,619	$37,386,399
Cash and cash equivalents	789,442	4,969	1,878,550	14,736
Interest expense:
Collateralized loan obligations and secured financings	(21,364,918)	(8,317,893)	(48,597,825)	(17,607,021)
Secured term loan	(947,509)	(947,509)	(2,811,631)	(2,807,362)
Net interest income	9,544,365	5,483,130	25,299,713	16,986,752
Expenses:
Management and incentive fees	1,072,569	1,096,144	3,253,205	3,111,413
General and administrative expenses	861,447	851,528	2,692,236	2,664,680
Operating expenses reimbursable to Manager	284,859	555,307	1,372,511	1,594,662
Other operating expenses	168,062	83,574	2,042,346	237,572
Compensation expense	58,750	73,016	182,444	178,797
Total expenses	2,445,687	2,659,569	9,542,742	7,787,124
Other income and expense:
Provision for credit losses, net	(791,563)	(1,521,023)	(1,166,962)	(1,872,937)
Change in unrealized (loss) gain on mortgage servicing rights	1,573	37,312	(47,350)	265,910
Servicing income, net	70,842	62,451	167,766	185,685
Total other income and expense	(719,148)	(1,421,260)	(1,046,546)	(1,421,342)
Net income before provision for income taxes	6,379,530	1,402,301	14,710,425	7,778,286
Benefit from (provision for) income taxes	(19,803)	97,974	(9,780)	20,640
Net income	6,359,727	1,500,275	14,700,645	7,798,926
Dividends accrued to preferred stockholders	(1,185,042)	(1,185,042)	(3,555,042)	(3,555,042)
Net income attributable to common stockholders	$5,174,685	$315,233	$11,145,603	$4,243,884
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$5,174,685	$315,233	$11,145,603	$4,243,884
Weighted average number of shares of common stock outstanding	52,231,152	52,231,152	52,231,152	47,031,833
Basic and diluted income per share	$0.10	$0.01	$0.21	$0.09
Dividends declared per share of common stock	$0.07	$0.06	$0.19	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497
Cost of issuing common stock	—	—	—	—	(14,040)	—	—	$(14,040)	—	$(14,040)
Restricted stock compensation expense	—	—	—	—	3,358	—	—	$3,358	—	$3,358
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(3,591,440)	$(3,591,440)	—	$(3,591,440)
Net income	—	—	—	—	—	—	5,766,691	$5,766,691	—	$5,766,691
Common stock dividends	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2023	2,400,000	$57,254,935	52,231,152	$522,252	$314,587,702	$(165,043,253)	$33,426,103	$240,747,739	$99,500	$240,847,239
Issuance of common stock	—	—	—	60	13,560	—	—	$13,620	—	$13,620
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Restricted stock compensation expense	—	—	—	—	(10,784)	—	—	$(10,784)	—	$(10,784)
Net income	—	—	—	—	—	—	2,574,227	$2,574,227	—	$2,574,227
Common stock dividends	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at June 30, 2023	2,400,000	$57,254,935	52,231,152	$522,312	$314,576,282	$(169,362,164)	$36,000,330	$238,991,695	$99,500	$239,091,195
Cost of issuing common stock	—	—	—	—	(14,352)	—	—	$(14,352)	—	$(14,352)
Net income			—	—	—	—	6,359,727	$6,359,727	—	$6,359,727
Common dividends declared	—	—	—	—	—	(3,656,181)	—	$(3,656,181)	—	$(3,656,181)
Preferred dividends declared	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at September 30, 2023	2,400,000	57,254,935	52,231,152	522,312	314,561,930	(174,203,387)	42,360,057	240,495,847	99,500	240,595,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2021	2,400,000	$57,254,935	24,947,883	$249,434	$233,833,749	$(143,449,310)	$21,387,192	$169,276,000	$99,500	$169,375,500
Issuance of common stock	—	—	27,277,269	272,773	83,195,670	—	—	83,468,443	—	83,468,443
Cost of issuing common stock	—	—	—	—	(2,404,070)	—	—	(2,404,070)	—	(2,404,070)
Restricted stock compensation expense	—	—	—	—	4,638	—	—	4,638	—	4,638
Net income	—	—	—	—	—	—	2,954,799	2,954,799	—	2,954,799
Common stock dividends	—	—	—	—	—	(3,133,509)	—	(3,133,509)	—	(3,133,509)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2022	2,400,000	$57,254,935	52,225,152	$522,207	$314,629,987	$(147,767,777)	$24,341,991	$248,981,343	$99,500	$249,080,843
Issuance of common stock	—	—	6,000	45	18,765	—	—	$18,810	—	$18,810
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Restricted stock compensation expense	—	—	—	—	(14,334)	—	—	$(14,334)	—	$(14,334)
Net income	—	—	—	—	—	—	3,343,852	$3,343,852	—	$3,343,852
Common stock dividends	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at June 30, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,620,222	$(152,086,688)	$27,685,843	$247,996,564	$99,500	$248,096,064
Issuance of common stock	—	—	—	—	—	—	—	$—	—	$—
Cost of issuing common stock	—	—	—	—	(14,352)	—	—	$(14,352)	—	$(14,352)
Restricted stock compensation expense	—	—	—	—	3,433	—	—	$3,433	—	$3,433
Net income	—	—	—	—	—	—	1,500,275	$1,500,275	—	$1,500,275
Common dividends declared	—	—	—	—	—	(3,133,869)	—	$(3,133,869)	—	$(3,133,869)
Preferred dividends declared	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at September 30, 2022	2,400,000	57,254,935	52,231,152	522,252	314,609,303	(156,405,599)	29,186,118	245,167,009	99,500	245,266,509

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Cash flows from operating activities:
Net income	$14,700,645	$7,798,926
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(431,009)	(125,098)
Amortization of commercial mortgage loans held-for-investment premiums	16,201	55,804
Accretion of deferred loan fees	(195,022)	—
Amortization of deferred offering costs	(42,588)	(100,219)
Amortization of deferred financing costs	2,302,706	2,072,877
Provision for credit losses, net	1,166,962	1,872,937
Unrealized loss (gain) on mortgage servicing rights	47,350	(265,910)
Restricted stock compensation expense	6,194	12,547
Net change in:
Accrued interest receivable	(2,809,908)	(281,273)
Other assets	(272,085)	(310,623)
Accrued interest payable	1,472,032	958,090
Fees and expenses payable to Manager	(242,236)	(176,343)
Other liabilities	(205,860)	224,987
Net cash provided by operating activities	15,513,382	11,736,702
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(517,608,525)	(269,596,827)
Principal payments from commercial mortgage loans held-for-investment	203,425,029	247,335,751
Net cash (used in) investing activities	(314,183,496)	(22,261,076)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	81,136,045
Proceeds from collateralized loan obligations and secured financings	317,700,000	—
Payment of deferred financing costs	(3,809,453)	(119,375)
Dividends paid on common stock	(9,401,607)	(8,512,687)
Dividends paid on preferred stock	(3,551,250)	(3,551,250)
Net cash provided by financing activities	300,937,690	68,952,733
Net increase in cash, cash equivalents and restricted cash	2,267,576	58,428,359
Cash, cash equivalents and restricted cash, beginning of period	47,366,365	18,279,052
Cash, cash equivalents and restricted cash, end of period	$49,633,941	$76,707,411

Supplemental disclosure of cash flow information
Cash paid for interest	$47,634,719	$17,383,416
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$4,657,473	$4,135,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

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

The Company has elected to be taxed as a real estate investment trust ("REIT") and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and if certain asset, income and share ownership tests are met.

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. and LMF 2023-1, LLC for potential consolidation. At September 30, 2023, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1, Ltd. and LMF 2023-1, LLC based on its power to direct the activities that most significantly impact the economic performance of LFT 2021-FL1, Ltd.and LMF 2023-1, LLC and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") and secured financings was $234,850,000 and $166,250,000 at September 30, 2023 and December 31, 2022, respectively.

Collateralized Loan Obligations and Secured Financings

CLOs and secured financings represent third-party liabilities of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (collectively, the "2021-FL1 CLO") and LMF 2023-1, LLC ("LMF 2023-1 Financing"). The 2021-FL1 CLO and LMF 2023-1 Financing are VIEs and management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing do not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLOs and secured financings was $234,850,000 and $166,250,000 at September 30, 2023 and December 31, 2022, respectively.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

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

Restricted cash includes cash held within the 2021-FL1 CLO as of September 30, 2023 and December 31, 2022, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$43,408,581	$43,858,515
Restricted cash held within the 2021-FL1 CLO	$6,225,360	$3,507,850
Total cash, cash equivalents and restricted cash	$49,633,941	$47,366,365

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
September 30, 2023

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

As of September 30, 2023, the Company held one loan, collateralized by a multifamily property, with an unpaid principal balance of $12.2 million on non-accrual status with interest collections accounted for under the cost recovery method. Additionally, as of September 30, 2023, the Company held two loans, collateralized by multifamily properties, with unpaid principal balances of $56.4 million on non-accrual status with interest collections accounted for on the cash basis method.

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
September 30, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Common Stock

At September 30, 2023 and December 31, 2022, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. On February 22, 2022, the Company closed a transferable common stock rights offering and issued 27,277,269 shares of common stock. The Company had 52,231,152 shares of common stock issued and outstanding at September 30, 2023 and December 31, 2022.

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

Preferred Stock

At September 30, 2023 and December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

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

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company's common stock outstanding for that period. Diluted earnings per share considers the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 13 for details of the computation of basic and diluted earnings per share.

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and nine months ended September 30, 2023 and 2022, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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
September 30, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2022, the FASB issued ASU 2022-06, deferring the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022 to December 31, 2024. ASC 848 provides temporary relief relating to potential accounting impact relating to replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform. As of September 30, 2023, one-month term SOFR is utilized as the floating benchmark rate on all our floating rate loans and related financings.

NOTE 3 COMMERCIAL MORTGAGE HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of September 30, 2023 and December 31, 2022:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
September 30, 2023
Loans held-for-investment
Senior secured loans(4)	$1,363,109,256	$1,355,547,986	87	100.0%	8.8%	3.1
Allowance for credit losses	N/A	(4,716,230)
	1,363,109,256	1,350,831,756	87	100.0%	8.8%	3.1

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2022
Loans held-for-investment
Senior secured loans(4)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5
Allowance for credit losses	NA	(4,258,668)
	1,076,865,099	1,071,889,518	71	100.0%	7.6%	3.5

(1)    Carrying Value includes $7,023,177 in unamortized purchase discounts as of September 30, 2023.
(2)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% as of December 31, 2022 and 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.33% and 4.19% as of September 30, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.41% and 0.27%, respectively. As of September 30, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of September 30, 2023, $1,338,635,160 of the outstanding senior secured loans were held in VIEs and $12,196,596 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside VIEs.

Activity: For the nine months ended September 30, 2023, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2022	$1,071,889,518
Purchases, advances and originations	517,608,525
Principal payments	(234,559,887)
Accretion of purchase discount	431,009

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Amortization of purchase premium	(16,201)
Accretion of deferred loan fees	195,022
Cumulative-effect adjustment upon adoption of ASU 2016-13	(3,549,501)
Provision for credit losses, net	(1,166,729)
Balance at September 30, 2023	$1,350,831,756

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of September 30, 2023 and December 31, 2022:

	September 30, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019	2017
1	—	$—	—	—	—	—	—
2	7	113,292,630	—	111,578,471	—	—	—
3	59	914,218,238	—	391,872,631	493,653,236	—	19,631,380
4	18	266,994,932	—	102,420,800	163,078,861	—	—
5	3	68,603,457	—	—	31,814,789	36,781,588	—
	87	$1,363,109,257	—	605,871,902	688,546,886	36,781,588	19,631,380

	December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2019	2018	2017
1	—	$—	—	—	—	—	—
2	11	153,933,750	85,198,084	67,999,500	—	—	—
3	55	852,474,681	101,654,140	672,421,907	42,077,193	16,672,623	19,668,071
4	3	47,448,000	15,000,000	32,448,000	—	—	—
5	2	23,008,668	—	12,750,000	—	6,000,000	—
	71	$1,076,865,099	201,852,224	785,619,407	42,077,193	22,672,623	19,668,071

As of September 30, 2023, the average risk rating of the commercial mortgage loan portfolio was 3.4 (Moderate Risk), weighted by investment carrying value, with 75.3% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2022, the average risk rating of the commercial mortgage loan portfolio was 3.0 (Moderate Risk), weighted by investment carrying value, with 93.8% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio has increased during the nine months ended September 30, 2023. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $34.3 million, "3" of $160.0 million and a risk rating of "5" of $10.8 million, offset by the purchase of commercial mortgage loans with a risk rating of "2" of $63.7 million, "3" of $395.3 million and "4" of $32.0 million during the nine months ended September 30, 2023. Additionally, $70.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $187.6 million of loans with a risk rating of "3" transitioned to a risk rating of "4" and $56.0 million of loans with a risk rating of "3" transitioned to a risk rating of "5".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of September 30, 2023 and December 31, 2022:

Loans Held-for-Investment

	September 30, 2023	December 31, 2022
Geography
South	44.7%	46.6%
Southwest	27.1	26.7
Mid-Atlantic	15.1	12.4
Midwest	7.3	8.0

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

West	5.8	6.3
Total	100.0%	100.0%

	September 30, 2023	December 31, 2022
Collateral Property Type
Multifamily	93.0%	89.6%
Seniors Housing and Healthcare	5.6	6.4
Self-Storage	1.4	1.8
Retail	—	1.6
Office	—	0.6
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three and nine months ended September 30, 2023 and September 30, 2022 in the allowance for credit losses on the outstanding balances of the Company's loans held-for-investment:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for credit losses at beginning of period	$3,897,895	$351,914	$4,258,668	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	3,549,501
Provision for credit losses	818,335	1,521,023	1,179,734	1,872,937
Charge offs	—	—	(4,271,673)
Allowance for credit losses at end of period	$4,716,230	$1,872,937	$4,716,230	$1,872,937

The following table presents the changes for the three and nine months ended September 30, 2023 and September 30, 2022 in the provision for (release of) credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for credit losses at beginning of period	$55,941	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	41,939	—
(Reversal of) credit losses	(26,772)	—	(12,770)	—
Charge offs	—	—	—	—
Allowance for credit losses at end of period	$29,169	$—	$29,169	$—

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of September 30, 2023 or December 31, 2022.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. An allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the nine months ended September 30, 2023.

During the period ended September 30, 2023, management identified three loans, collateralized by multifamily properties, with an unpaid principal value of $68.6 million as impaired due to actual or expected monetary default; however, no specific asset reserves were required after analysis of underlying collateral value. These loans are on non-accrual status as a result of actual or expected monetary default and impaired loan classification.

NOTE 4 - USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

We account for CLO transactions and secured financings on our consolidated balance sheet as financing facilities. The issuing entities for our CLOs and secured financings are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us. See Note 2 ("Summary of Significant Accounting Policies - Principles Consolidation - VIE" and "Collateralized Loan Obligations")) for further discussion.

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
September 30, 2023

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

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment grade-rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment grade-rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day Term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms. The financing has an initial two year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.

The 2021-FL1 CLO and LMF 2023-1 Financing are subject to collateralization and coverage tests that are customary for these types of securitizations. As of September 30, 2023 and December 31, 2022 all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO and LMF 2023-1 Financing at September 30, 2023 and December 31, 2022 included the following VIE assets and liabilities:

ASSETS	September 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$6,225,360	$3,507,850
Accrued interest receivable	8,607,899	5,488,118
Investment related receivable	31,121,852	—
Loans held for investment, net of allowance for credit losses	1,339,006,196	996,511,403
Total Assets	$1,384,961,307	$1,005,507,371

LIABILITIES
Accrued interest payable	$3,746,294	$2,264,646
Collateralized loan obligations(1)	1,145,317,374	829,310,498
Total Liabilities	$1,149,063,668	$831,575,144
Equity	235,897,639	173,932,227
Total liabilities and equity	$1,384,961,307	$1,005,507,371

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the 2021-F1 CLO and LMF 2023-1 Financing as of September 30, 2023 and December 31, 2022:

As of September 30, 2023
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	86	$1,350,912,660	$1,339,006,196	8.89%
Financing provided	2	$1,151,450,000	$1,145,317,374	7.32%

As of December 31, 2022
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	64	$996,492,150	$996,511,403	7.60%
Financing provided	1	$833,750,000	$829,310,498	5.75%

(1)     The carrying value of the collateral is net of purchase discounts of $7,023,177 as of September 30, 2023. The carrying value for the 2021-FL1 CLO is net of debt issuance costs of $2,548,732 and $4,439,502 for September 30, 2023 and December 31, 2022, respectively and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $3,583,894.
(2)    Weighted average coupon for loan investments assumes applicable one-month LIBOR of 4.18% as of December 31, 2022 and 30-day SOFR of 5.33% and 4.19% as of September 30, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.41% and 0.25%, and spreads of 3.56% and 3.41%, respectively. As of September 30, 2023, 100.0% of the investments by total investment exposure earned a

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)
floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 80.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 19.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. Weighted coupon for the financings assumes applicable 30-day SOFR of 5.34% as of September 30, 2023 and one-month LIBOR of 4.32% as of December 31, 2022 and spreads of 1.99% and 1.43% for September 30, 2023 and December 31, 2022, respectively.

The statement of operations related to the 2021-FL1 CLO and LMF 2023-1 Financing for the three and nine months ended September 30, 2023 and September 30, 2022 include the following income and expense items:

Statements of Operations	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Interest income	$30,984,016	$13,907,856
Interest expense	(21,364,918)	(8,317,893)
Net interest income	$9,619,098	$5,589,963
Provision for credit losses	(895,228)	351,914
General and administrative fees	(201,928)	(145,418)
Net income	$8,521,942	$5,796,459

Statements of Operations	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Interest income	$73,312,906	$35,454,425
Interest expense	(48,597,825)	(17,607,021)
Net interest income	$24,715,081	$17,847,404
Provision for credit losses	(1,403,015)	—
General and administrative fees	(527,171)	(469,785)
Net income	$22,784,895	$17,377,619

NOTE 5 - RESTRICTED CASH

The 2021-FL1 CLO and LMF 2023-1 Financing have reinvestment periods of 30 and 24 months that expire in December 2023 and July 2025, respectively. As loans payoff, during these reinvestment periods, cash received is restricted and the Company has the capability to reinvest the cash within the 2021-FL1 CLO or LMF 2023-1 Financing in accordance with the terms and conditions of their respective governing agreements.

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($592,582 and $778,958 at September 30, 2023 and December 31, 2022, respectively). As of September 30, 2023 and December 31, 2022, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 6 – SECURED TERM LOAN (Continued)

	September 30, 2023		December 31, 2022
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into a fourth amendment to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of September 30, 2023 and December 31, 2022 we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MSRs

As of September 30, 2023, the Company retained the servicing rights associated with an aggregate principal balance of $68,979,603 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's taxable REIT subsidiary ("TRS"), and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the nine months ended September 30, 2023 and the nine months ended September 30, 2022:

	September 30, 2023	September 30, 2022
Balance at beginning of period	$795,656	$551,997
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	14,744	358,436
Other changes to fair value(1)	(62,093)	(92,526)
Balance at end of period	$748,307	$817,907

Loans associated with MSRs(2)	$68,979,603	$76,207,213
MSR values as percent of loans(3)	1.08%	1.07%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at September 30, 2023 and September 30, 2022, respectively.
(3)Amounts represent the carrying value of MSRs at September 30, 2023 and September 30, 2022, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Servicing income, net	$70,842	$62,451
Total servicing income	$70,842	$62,451

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Servicing income, net	$167,766	$185,685
Total servicing income	$167,766	$185,685

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of September 30, 2023 and December 31, 2022:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 8 – FAIR VALUE (Continued)

	September 30, 2023
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of September 30, 2023
Assets:
Mortgage servicing rights	—	—	$748,307	$748,307
Total	$—	$—	$748,307	$748,307

	December 31, 2022
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2022
Assets:
Mortgage servicing rights	—	—	$795,656	$795,656
Total	$—	$—	$795,656	$795,656

As of September 30, 2023 and December 31, 2022, the Company had $748,307 and $795,656, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at September 30, 2023 and December 31, 2022:

As of September 30, 2023
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 8.4%	8.0%
	Discount rate	12.0%	12.0%

As of December 31, 2022
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 9.4%	8.1%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	September 30, 2023
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$43,408,581	$43,408,581	$43,408,581
Restricted cash	1	6,225,360	6,225,360	6,225,360
Commercial mortgage loans held-for-investment, net	3	1,350,831,756	1,363,586,916	1,350,607,602
Total		$1,400,465,697	$1,413,220,857	$1,400,241,543

Liabilities:
Collateralized loan obligations	2	$1,145,317,374	$1,151,450,000	$1,132,023,500
Secured Term Loan	3	47,157,418	47,750,000	44,901,940
Total		$1,192,474,792	$1,199,200,000	$1,176,925,440

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

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

For the three months ended September 30, 2023, the Company incurred management fees of $1,072,569 (September 30, 2022: $1,096,144), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,080,000 (September 30, 2022: $1,095,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended September 30, 2023 and the three months ended September 30, 2022, the Company did not incur any incentive fees.

For the nine months ended September 30, 2023, the Company incurred management fees of $3,253,205 (September 30, 2022: $3,111,413), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,080,000 (September 30, 2022: $1,095,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the nine months ended September 30, 2023 and the nine months ended September 30, 2022, the Company did not incur any incentive fees.

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

For the three months ended September 30, 2023, the Company incurred reimbursable expenses of $284,859 (September 30, 2022: $555,307), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $284,097 (September 30, 2022: $553,799) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended September 30, 2023, the Company waived $608,180 in gross exit fees, reducing reimbursed expenses by $304,090 and for the three months ended September 30, 2022, the Company waived $204,400 in gross exit fees, reducing reimbursed expenses due to the Manager by $102,200.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

For the nine months ended September 30, 2023, the Company incurred reimbursable expenses of $1,372,511 (September 30, 2022: $1,594,662), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $284,097 (September 30, 2022: $553,799) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates, shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the nine months ended September 30, 2023, the Company waived $775,680 in gross exit fees, reducing reimbursed expenses by $387,840 and for the nine months ended September 30, 2022, the Company waived $903,947 in gross exit fees, reducing reimbursed expenses due to the Manager by $451,974.

In connection with the LMF 2023-1 Financing, Lument IM absorbed approximately $1.1 million in debt issuance costs for which it did not seek reimbursement from the Company.

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

The following table summarizes the activity related to restricted common stock granted under the Manager Equity Plan for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	6,000	$2.27	4,500	$4.18
Granted	—	—	6,000	2.27
Vested	(6,000)	2.27	(4,500)	$4.18
Outstanding Unvested Shares at End of Period	—	$—	6,000	$2.27

For the period ended September 30, 2023, the Company recognized compensation expense related to restricted common stock of $6,194 (2022: $12,547). The Company has no unrecognized compensation expense of as of September 30, 2023 (2022: $9,627) for unvested shares of restricted common stock.

Lument Structured Finance

During the second quarter of 2023, the 2021-FL1 CLO purchased two loans with an aggregate unpaid principal balance of $48.6 million at par from LSF and purchased two funded loan advances with an unpaid principal balance of $1.7 million at par from LSF. Additionally, the 2021-FL1 CLO purchased one loan with an aggregate unpaid principal balance of $6.1 million at a discount of $0.1 million and purchased seventeen funded loan advances with an aggregate unpaid principal balance of $16.5 million at a discount of $0.2 million from LSF.

During the third quarter of 2023, the 2021-FL1 CLO purchased one loan with an aggregate unpaid principal balance of $6.1 million at par and LMF 2023-1 Financing purchased three loans with an aggregate unpaid principal balance of $48.8 million at par from Lument Structured Finance ("LSF"), an affiliate of our Manager and the 2021-FL1 CLO purchased one funded loan advance with an unpaid principal balance of $4.0 million at par and from LSF. Additionally, the 2021-FL1 CLO purchased four loans with an unpaid principal balance of $66.0 million at a discount to par of $1.2 million and LMF 2023-1 Financing purchased twenty loans with an unpaid principal balance of $326.9 million at a discount to par of $5.9 million and one funded loan advance with an unpaid principal balance of $0.4 million at par from LSF.

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

During the third quarter of 2022, the 2021-FL1 CLO purchased five loans with an aggregate unpaid principal balance of $47.5 million at par from LSF.

Lument Real Estate Capital

Lument Real Estate Capital, LLC ("LREC"), an affiliate of the Manager, was appointed as the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021 and LMF 2023-1 Financing in July 2023 and continues to serve in this role.

Lument IM

Lument IM was appointed as the collateral manager with respect to the 2021-FL1 CLO in June 2021 and LMF 2023-1 Financing in July 2023, and continues to serve in this role. Lument IM has agreed to waive all its entitlements to collateral management fees for so long as Lument IM or an affiliate is the collateral manager and also the manager of Lument Finance Trust, Inc.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

In connection with the LMF 2023-1 Financing, Lument IM absorbed approximately $1.1 million in debt issuance costs for which it did not seek reimbursement from the Company.

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

NOTE 10 -GUARANTEES

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $145 million and $172 million as of September 30, 2023 and December 31, 2022, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of September 30, 2023, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of September 30, 2023.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 11 COMMITMENTS AND CONTINGENCIES
From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2023, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of September 30, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of September 30, 2023, LSF, an affiliate of the Manager, had $52.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of September 30, 2023, LSF, had $25.1 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

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

NOTE 12 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,231,152 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,269 shares of common stock at a price of $3.06 per share resulting in gross proceeds of approximately $83.5 million.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through September 30, 2023, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of September 30, 2023, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At September 30, 2023 and December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Voting and other rights and preferences will be determined by the Board upon issuance.

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

Distributions to Stockholders

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 12 – EQUITY (Continued)
For the 2023 taxable year to date, the Company has declared dividends to common stockholders totaling $9,923,919, or $0.19 per share. The following table presents cash dividends declared by the Company on its common stock during the nine months ended September 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 16, 2023	March 31, 2023	April 17, 2023	$3,133,869	$0.060
June 14, 2023	June 30, 2023	July 17, 2023	$3,133,869	$0.060
September 14, 2023	September 29, 2023	October 16, 2023	$3,656,181	$0.070

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the nine months ended September 30, 2023:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 16, 2023	April 3, 2023	April 17, 2023	$1,181,250	$0.49219
June 14, 2023	July 3, 2023	July 17, 2023	$1,181,250	$0.49219
September 14, 2023	October 2, 2023	October 16, 2023	$1,181,250	$0.49219

Non-controlling Interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2022 are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of September 30, 2023, LCMT had $3,791 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,791 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company has not issued any shares pursuant to the Stock-for-Fees Program as of September 30, 2023.

For purposes of this Stock-for-Fees Program, the following definitions apply:

“Director Fees” means the annual retainer and meeting fees, to the extent otherwise payable in cash, payable to an independent director for services as a member of the Board.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

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

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
Net income		$6,359,727		$1,500,275

Less dividends:
Common stock	$3,656,181		$3,133,869
Preferred stock	1,185,042		1,185,042
		4,841,223		4,318,911
Undistributed earnings (deficit)		$1,518,504		$(2,818,636)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.00	$0.07	$0.06	$0.06
Undistributed earnings (deficit)	0.00	0.03	0.00	(0.05)
Total	$0.00	$0.10	$0.06	$0.01

	For the three months ended September 30,
	2023	2022
Basic weighted average shares of common stock	52,231,152	52,225,152
Weighted average of non-vested restricted stock	—	6,000
Diluted weighted average shares of common stock outstanding	52,231,152	52,231,152

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Net income		$14,700,645		$7,798,926

Less dividends:
Common stock	$9,923,919		$9,401,247
Preferred stock	3,555,042		3,555,042
		13,478,961		12,956,289
Undistributed earnings (deficit)		$1,221,684		$(5,157,363)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.19	$0.19	$0.20	$0.20
Undistributed earnings (deficit)	0.02	0.02	0.00	(0.11)
Total	$0.21	$0.21	$0.20	$0.09

	For the nine months ended September 30,
	2023	2022
Basic weighted average shares of common stock	52,227,504	47,026,745
Weighted average of non-vested restricted stock	3,648	5,088
Diluted weighted average shares of common stock outstanding	52,231,152	47,031,833

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of September 30, 2023 and December 31, 2022, we were in compliance with all REIT requirements.

As of September 30, 2023, tax years 2019 through 2022 remain subject to examination by taxing authorities.

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

Recent Developments
The year ended December 31, 2022 and the period ended September 30, 2023 have been characterized by significant volatility in global markets, primarily driven by heightened inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple regional bank failures. Central banks have responded to rapidly rising inflation with tightening monetary policy actions that have and are likely to continue to create headwinds to economic growth.
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
Third Quarter 2023 Summary

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
•Acquired twenty-nine loans and funded two loan advances with an initial unpaid principal balance of $452.1 million and a weighted average interest rate of 30-day term SOFR plus 3.66%.
•On September 14, 2023, the Company announced its third quarter common dividend of $0.07 per share of common stock, which represents a 17% increase over the second quarter dividend of $0.06 per share of common stock.
•On September 14, 2023, the Company announced its third quarter preferred dividend of $0.49219 per share of Series A Preferred Stock.
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

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of September 30, 2023, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of September 30, 2023, 99.0% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 0.41%, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of September 30, 2023, the weighted average spread of our commercial loan portfolio was 3.56%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However in March 2022, the Federal Reserve approved a 0.25% rate increase and subsequently increased rates an additional six times during 2022, raising the federal funds target range to 4.25% to 4.50%. On February 2, 2023, March 20, 2023, May 3, 2023 and July 26, 2023, the Federal Reserve approved its eighth, ninth, tenth and eleventh rate increases, increasing the federal funds target range to 5.25% to 5.50%. The Federal Reserve has indicated that they remain highly attentive to inflation risks and foresee potential for further increases in interest rates throughout 2023 and into 2024.

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

On November 30, 2020, the ICE Benchmark Administration ("IBA"), with the support of the United States Federal Reserve and United Kingdom's Financial Conduct Authority ("FCA"), announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extended the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In November 2022, the FCA announced a public consultation regarding whether it should compel the IBA to continue publishing "synthetic" USD LIBOR setting from June 2023 to the end of September 2024. The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate ("SOFR"). On July 29, 2021 the ARRC ratified term rates for the one-, three- and six-month tenors based on SOFR futures traded. As of September 30, 2023, 100.0% of our commercial loans by principal balance and 100% of our collateralized loan obligations bear interest indexed to 30-day term SOFR.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of September 30, 2023, 96.4% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

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

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of twenty-six loans acquired and seventeen funded loan advances with an initial aggregate unpaid principal balance of $415.8 million with an aggregate purchase discount of $7.5 million and one loan with an aggregate unpaid principal balance of $19.6 million with a purchase premium of $51,251, all of our commercial mortgage loans were acquired at par. As of September 30, 2023, our aggregate unamortized purchase premium was $3,052 and our aggregate unamortized purchase discount was $7.0 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO remains in place through December 2023 and for LMF 2023-1 through July 2025. While the interest-rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

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

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended September 30, 2023, we recorded earnings per share of $0.10, declared a quarterly dividend of $0.07 per share, and reported $0.11 per share of Distributable Earnings. In addition, our book value per share of common stock was $3.46.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended
	September 30, 2023	June 30, 2023
Net income(1)	$5,174,685	$1,389,185
Weighted-average shares outstanding, basic and diluted	52,231,152	52,231,152
Net income per share, basic and diluted	$0.10	$0.03
Dividends declared per share	$0.07	$0.06
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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended
	September 30, 2023	June 30, 2023
Net income attributable to common stockholders	$5,174,685	$1,389,185
Realized loss on commercial mortgage loans	—	—
Unrealized loss on mortgage servicing rights	(1,573)	(206)
Unrealized provision for credit losses	791,563	555,083
Recognized compensation expense related to restricted common stock	—	2,836
Adjustment for income taxes	19,803	223
Distributable Earnings	$5,984,478	$1,947,121
Weighted-average shares outstanding, basic and diluted	52,231,152	52,231,152
Distributable Earnings per share, basic and diluted	$0.11	$0.04

Book Value Per Share of Common Stock

The following table calculates our book value per share of common stock:

	September 30, 2023	June 30, 2023
Total stockholders' equity	$240,495,847	$238,991,695
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	180,495,847	178,991,695
Shares of common stock issued and outstanding at period end	52,231,152	52,231,152
Book value per share of common stock(1)	$3.46	$3.43

(1)    Book value as of September 30, 2023 and June 30, 2023 includes the impact of an estimated CECL allowance of $4,716,230 or $0.09 per common share and $3,897,895 or $0.07 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of September 30, 2023, we have determined that we are the primary beneficiary of the 2021-FL1 CLO. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2022	$1,071,889,518
Purchases and fundings	517,608,525
Proceeds from principal repayments	(234,559,887)
Accretion of purchase discount	431,009
Amortization of purchase premium	(16,201)
Accretion of deferred loan fees	195,022
Cumulative-effect adjustment upon adoption of ASU 2016-13	(3,549,501)
Release of credit losses, net	(1,166,729)
Balance at September 30, 2023	$1,350,831,756

The following table details overall statistics for our loan portfolio as of September 30, 2023 and December 31, 2022:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
September 30, 2023
Loans held-for-investment
Senior secured loans(3)	$1,363,109,256	$1,355,547,986	87	100.0%	8.8%	3.1
Allowance for credit losses	N/A	$(4,716,230)
	$1,363,109,256	$1,350,831,756	87	100.0%	8.8%	3.1

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2022
Loans held-for-investment
Senior secured loans(3)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5
Allowance for credit losses	NA	$(4,258,668)
	$1,076,865,099	$1,071,889,518	71	100.0%	7.6%	3.5

(1)    Carrying Value includes $7,023,177 in unamortized purchase discounts as of September 30, 2023.
(2)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% as of December 31, 2022 and 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.33% and 4.19% as of September 30, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.41% and 0.27%, respectively. As of September 30, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of September 30, 2023, $1,338,635,160 of the outstanding senior secured loans were held in VIEs and $12,196,596 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of September 30, 2023:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(2)
1	Senior secured	December 16, 2021	$54,455,784	$51,375,000	Daytona, FL	Multi-Family	1mS + 3.2	3.3	71.7%
2	Senior secured	November 22, 2019	$42,600,000	$36,781,588	Virginia Beach, VA	Multi-Family	1mS + 3.3	0.2	77.1%
3	Senior secured	June 28, 2021	$39,263,000	$36,658,084	Barrington, NJ	Multi-Family	1mS + 3.2	2.8	78.1%
4	Senior secured	June 8, 2021	$35,877,500	$33,360,000	Chattanooga, TN	Multi-Family	1mS + 3.8	2.8	79.8%
5	Senior secured	March 22, 2022	$32,996,700	$31,876,244	Seneca, SC	Multi-Family	1mS + 3.4	3.6	74.5%
6	Senior secured	June 28, 2022	$33,550,000	$31,602,808	Dallas, TX	Multi-Family	1mS + 3.9	3.8	71.6%
7	Senior secured	December 29, 2021	$34,464,000	$30,709,146	Multi, NC	Multi-Family	1mS + 4	3.3	59.9%
8	Senior secured	June 8, 2021	$32,500,000	$30,576,666	Miami, FL	Multi-Family	1mS + 3.3	2.8	74.3%
9	Senior secured	May 20, 2021	$33,000,000	$30,220,508	Marietta, GA	Multi-Family	1mS + 3.2	2.8	77.0%
10	Senior secured	August 25, 2022	$30,700,000	$28,653,440	Wilmington, NC	Multi-Family	1mS + 4	4.0	71.5%
11	Senior secured	June 7, 2021	$29,400,000	$27,569,521	San Antonio, TX	Multi-Family	1mS + 3.5	2.8	80.0%
12	Senior secured	August 26, 2021	$27,268,000	$25,440,413	Clarkston, GA	Multi-Family	1mS + 3.6	2.9	79.0%
13	Senior secured	November 15, 2021	$26,003,000	$24,330,000	El Paso, TX	Multi-Family	1mS + 3.2	3.3	76.0%
14	Senior secured	October 18, 2021	$28,250,000	$23,348,000	Cherry Hill, NJ	Multi-Family	1mS + 3.1	3.2	72.4%
15	Senior secured	August 26, 2021	$23,370,000	$22,872,354	Union City, GA	Multi-Family	1mS + 3.5	3.0	70.4%
16	Senior secured	March 22, 2022	$22,845,000	$21,934,375	York, PA	Multi-Family	1mS + 3.3	3.6	79.2%
17	Senior secured	November 16, 2021	$21,975,000	$21,916,753	Dallas, TX	Multi-Family	1mS + 3.3	3.3	73.5%
18	Senior secured	July 8, 2022	$23,095,000	$21,818,465	Arlington, TX	Multi-Family	1mS + 3.8	3.9	67.1%
19	Senior secured	August 31, 2021	$21,750,000	$21,644,684	Houston, TX	Multi-Family	1mS + 3.4	3.0	74.2%
20	Senior secured	November 29, 2022	$21,283,348	$20,360,000	Glendale, WI	Healthcare	1mS + 4	3.3	45.0%
21	Senior secured	June 10, 2022	$21,468,240	$20,250,372	Various, GA	Multi-Family	1mS + 3.8	3.8	75.8%
22	Senior secured	October 13, 2017	$20,000,000	$19,648,818	Seattle, WA	Self Storage	1mS + 3.7	1.2	46.5%
23	Senior secured	November 5, 2021	$20,965,000	$19,625,274	Orlando, FL	Multi-Family	1mS + 3.1	3.2	78.1%
24	Senior secured	April 13, 2022	$20,651,725	$18,989,494	Decatur, GA	Multi-Family	1mS + 3.6	3.7	75.7%
25	Senior secured	November 21, 2022	$21,135,000	$18,920,000	Houston, TX	Healthcare	1mS + 4	3.3	67.0%
26	Senior secured	November 23, 2021	$19,925,000	$18,834,024	Orange, NJ	Multi-Family	1mS + 3.3	3.3	78.0%
28	Senior secured	February 2, 2022	$19,740,000	$18,660,822	Houston, TX	Multi-Family	1mS + 3.5	3.4	77.5%
27	Senior secured	February 11, 2022	$20,165,000	$18,599,480	Tampa, FL	Multi-Family	1mS + 3.6	3.5	78.0%
29	Senior secured	October 12, 2021	$17,500,000	$17,500,000	Atlanta, GA	Multi-Family	1mS + 3.3	1.1	42.9%
30	Senior secured	May 26, 2022	$17,500,000	$17,263,000	Brooklyn, NY	Multi-Family	1mS + 3.8	1.8	64.3%
31	Senior secured	March 31, 2022	$18,140,000	$16,956,276	Tallahassee, FL	Multi-Family	1mS + 3.3	3.6	74.8%

32	Senior secured	November 10, 2022	$18,590,000	$16,690,000	Austin, TX	Healthcare	1mS + 4	3.3	65.0%
33	Senior secured	December 1, 2021	$16,071,800	$15,449,323	Horn Lake, MS	Multi-Family	1mS + 3.4	3.3	75.7%
34	Senior secured	February 1, 2022	$16,160,000	$15,400,000	San Antonio, TX	Multi-Family	1mS + 3.5	3.4	79.8%
35	Senior secured	April 6, 2022	$16,400,000	$15,347,180	Vineland, NJ	Multi-Family	1mS + 3.8	3.6	77.0%
36	Senior secured	April 6, 2022	$17,443,500	$15,156,425	Haltom City, TX	Multi-Family	1mS + 3.5	3.6	74.1%
37	Senior secured	December 2, 2021	$16,250,000	$15,010,343	Colorado Springs, CO	Multi-Family	1mS + 3.1	3.3	72.5%
38	Senior secured	February 22, 2022	$18,241,527	$15,000,000	Philadelphia, PA	Multi-Family	1mS + 3.8	3.5	80.0%
39	Senior secured	June 15, 2022	$15,371,600	$14,511,455	Denton, TX	Multi-Family	1mS + 3.9	3.8	73.0%
40	Senior secured	July 26, 2022	$17,100,000	$14,351,599	Atlanta, GA	Multi-Family	1mS + 3.7	3.9	65.2%
41	Senior secured	April 12, 2021	$15,000,000	$14,193,375	Cedar Park, TX	Multi-Family	1mS + 3.9	2.7	66.7%
42	Senior secured	April 27, 2022	$15,000,000	$14,171,704	Houston, TX	Multi-Family	1mS + 3.7	3.7	79.6%
43	Senior secured	January 13, 2022	$15,180,000	$14,119,842	Indianapolis, IN	Multi-Family	1mS + 3.8	3.4	80.0%
44	Senior secured	November 21, 2022	$15,735,000	$14,030,000	Southlake, TX	Healthcare	1mS + 4	3.3	48.0%
45	Senior secured	December 28, 2021	$14,000,000	$14,000,000	Houston, TX	Multi-Family	1mS + 3.3	3.3	71.2%
46	Senior secured	May 13, 2022	$18,500,000	$13,885,769	Decatur, AL	Multi-Family	1mS + 3.5	3.8	59.2%
47	Senior secured	June 10, 2022	$15,250,000	$13,625,505	Blakely, PA	Multi-Family	1mS + 3.9	3.8	75.0%
48	Senior secured	December 13, 2021	$15,656,650	$12,600,000	Evansville, IN	Multi-Family	1mS + 3.4	3.3	74.3%
49	Senior secured	January 25, 2022	$13,000,000	$12,249,079	Corpus Christi, TX	Multi-Family	1mS + 3.6	3.4	78.8%
50	Senior secured	August 16, 2021	$12,196,596	$12,196,596	Columbus, OH	Multi-Family	1mS + 3.7	3.0	75.0%
51	Senior secured	October 1, 2021	$13,775,000	$12,100,000	Nashville, TN	Multi-Family	1mS + 3.5	3.1	79.1%
52	Senior secured	May 12, 2022	$12,750,000	$11,926,591	Ypsilanti, MI	Multi-Family	1mS + 3.5	3.8	68.4%
53	Senior secured	December 10, 2021	$13,000,000	$11,662,582	Los Angeles, CA	Multi-Family	1mS + 3.6	3.3	67.9%
54	Senior secured	June 28, 2022	$12,880,000	$11,470,000	Colorado Springs, CO	Multi-Family	1mS + 3.9	3.8	73.1%
55	Senior secured	March 4, 2022	$12,047,625	$11,467,505	Houston, TX	Multi-Family	1mS + 3.5	3.5	78.3%
56	Senior secured	April 14, 2022	$11,823,000	$11,287,602	Irving, TX	Multi-Family	1mS + 3.5	3.7	74.9%
57	Senior secured	October 28, 2021	$12,250,000	$11,202,535	Tampa, FL	Multi-Family	1mS + 3.1	3.2	75.7%
58	Senior secured	April 23, 2021	$11,600,000	$10,986,357	Tualatin, OR	Multi-Family	1mS + 3.3	2.7	73.9%
59	Senior secured	May 3, 2022	$11,349,250	$10,818,945	Port Richey, FL	Multi-Family	1mS + 3.6	3.7	79.1%
60	Senior secured	September 30, 2021	$11,300,000	$10,795,000	Clearfield, UT	Multi-Family	1mS + 3.3	3.1	68.0%
61	Senior secured	December 29, 2021	$11,000,000	$10,615,094	Phoenix, AZ	Multi-Family	1mS + 3.8	3.3	75.9%
62	Senior secured	December 2, 2021	$9,975,000	$9,975,000	Tomball, TX	Multi-Family	1mS + 3.5	3.3	68.5%
63	Senior secured	November 23, 2021	$10,706,000	$9,856,000	Atlanta, GA	Multi-Family	1mS + 3.5	3.3	79.5%
64	Senior secured	January 14, 2022	$10,234,000	$9,609,250	Houston, TX	Multi-Family	1mS + 3.6	3.4	78.8%

65	Senior secured	July 14, 2022	$10,153,000	$9,429,206	Bradenton, FL	Multi-Family	1mS + 3.9	3.9	74.4%
66	Senior secured	August 5, 2022	$10,232,000	$9,127,649	San Antonio, TX	Multi-Family	1mS + 4.4	3.9	75.0%
67	Senior secured	October 21, 2021	$11,500,000	$9,100,000	Madison, TN	Multi-Family	1mS + 3.3	3.2	68.4%
68	Senior secured	October 29, 2021	$9,000,000	$8,717,380	Riverside, MO	Multi-Family	1mS + 3.5	3.2	76.6%
69	Senior secured	May 12, 2021	$8,950,000	$8,220,000	Lakeland, FL	Multi-Family	1mS + 3.5	2.8	76.8%
70	Senior secured	June 22, 2022	$9,772,000	$8,175,500	Des Moines, IA	Multi-Family	1mS + 4	3.8	72.0%
71	Senior secured	May 26, 2022	$8,497,500	$8,116,833	Haltom City, TX	Multi-Family	1mS + 4	3.8	74.4%
72	Senior secured	June 24, 2022	$7,934,160	$7,934,160	Moncks Corner, SC	Multi-Family	1mS + 4.2	3.8	67.8%
73	Senior secured	November 16, 2021	$7,680,000	$7,680,000	Cape Coral, FL	Multi-Family	1mS + 3.4	1.3	79.2%
74	Senior secured	September 28, 2021	$8,125,000	$7,286,000	Chicago, IL	Multi-Family	1mS + 3.8	3.1	75.9%
75	Senior secured	July 1, 2021	$7,285,000	$7,169,838	Harker Heights, TX	Multi-Family	1mS + 3.7	2.8	72.3%
76	Senior secured	October 7, 2022	$7,000,000	$7,000,000	Fairborn, OH	Multi-Family	1mS + 4.1	2.2	79.1%
77	Senior secured	December 19, 2022	$6,325,000	$6,325,000	Asheville, NC	Multi-Family	1mS + 3.8	1.8	41.1%
78	Senior secured	October 24, 2022	$6,100,000	$6,100,000	Various, FL	Healthcare	1mS + 4.5	2.2	71.0%
79	Senior secured	April 8, 2022	$6,191,853	$6,096,412	St. Petersburg, FL	Multi-Family	1mS + 4	3.7	75.5%
80	Senior secured	April 27, 2022	$55,220,000	$6,000,000	North Brunswick, NJ	Multi-Family	1mS + 3.4	3.7	79.9%
81	Senior secured	May 21, 2021	$7,172,000	$5,994,000	Youngtown, AZ	Multi-Family	1mS + 3.8	2.8	71.4%
82	Senior secured	July 14, 2021	$6,048,000	$5,913,912	Birmingham, AL	Multi-Family	1mS + 3.8	2.9	71.7%
83	Senior secured	October 26, 2021	$6,807,000	$5,812,000	Indianapolis, IN	Multi-Family	1mS + 4	3.2	77.1%
84	Senior secured	November 19, 2021	$6,453,000	$5,519,604	Huntsville, AL	Multi-Family	1mS + 3.9	3.3	78.8%
85	Senior secured	April 30, 2021	$5,472,000	$5,285,500	Daytona Beach, FL	Multi-Family	1mS + 3.8	2.7	77.4%
86	Senior secured	December 13, 2021	$6,799,000	$5,250,000	Evansville, IN	Multi-Family	1mS + 3.4	3.3	73.9%
87	Senior secured	December 28, 2021	$38,800,000	$2,800,000	Houston, TX	Multi-Family	1mS + 3.3	3.3	71.2%

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

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of September 30, 2023 or December 31, 2022.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. An allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the nine months ended September 30, 2023.

During the period ended September 30, 2023, management identified three loans, collateralized by multifamily properties, with an unpaid principal value of $68.6 million as impaired due to actual or expected monetary default; however, no specific asset reserves were required after analysis of underlying collateral value. These loans are on non-accrual status as a result of actual or expected monetary default and impaired loan classification.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.4 as of September 30, 2023 and 3.0 as of December 31, 2022, respectively. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $34.3 million, "3" of $160.0 million and a risk rating of "5" of $10.8 million, offset by the purchase of commercial mortgage loans with a risk rating of "2" of $63.7 million, "3" of $395.3 million and "4" of $32.0 million during the nine months ended September 30, 2023. Additionally, $70.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," and $187.6 million of loans with a risk rating of "3" transitioned to a risk rating of "4" and $56.0 million of loans with a risk rating of "3" transitioned to a risk rating of "5". The following table presents the principal balance and net book value based on our internal risk ratings:

	September 30, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019	2017
1	—	$—	—	—	—	—	—
2	7	113,292,630	—	111,578,471	—	—	—
3	59	914,218,238	—	391,872,631	493,653,236	—	19,631,380
4	18	266,994,932	—	102,420,800	163,078,861	—	—
5	3	68,603,457	—	—	31,814,789	36,781,588	—
	87	$1,363,109,257	—	605,871,902	688,546,886	36,781,588	19,631,380

Collateralized Loan Obligations and Secured Financings

We may seek to enhance returns on our commercial mortgage loan investments through securitizations, or CLOs, if available, as well as the utilization of warehouse repurchase agreement financing. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitizations of this senior portion will be accounted for as either a "sale" or as a "financing." If they are accounted for as a sale, the loan will be removed from the balance sheet and if they are accounted for as a financing the loans will be classified as "commercial mortgage loans held-for-investment" in our consolidated balance sheets, depending on the structure of the securitization. As of September 30, 2023, the combined carrying amounts and outstanding principal balances of our collateralized loan obligations and secured financings were $1,145.3 million and $1,151.5 million, respectively. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional terms and details of our CLOs.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2023 and December 31, 2022:

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

	September 30, 2023
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,350,831,756	$748,307	$43,408,581	$1,394,988,644
Collateralized Loan Obligations	(1,145,317,374)	—	—	(1,145,317,374)
Other(3)	35,983,457	—	(4,127,322)	31,856,135
Restricted Cash	6,225,360	—	—	6,225,360
Capital Allocated	$247,723,199	$748,307	$39,281,259	$287,752,765
% Capital	86.1%	0.3%	13.6%	100.0%

	December 31, 2022
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,071,889,518	$795,656	$43,858,515	$1,116,543,689
Collateralized Loan Obligations	(829,310,498)	—	—	(829,310,498)
Other(3)	3,533,345	—	(4,301,847)	(768,502)
Restricted Cash	3,507,850	—	—	3,507,850
Capital Allocated	$249,620,215	$795,656	$39,556,668	$289,972,539
% Capital	86.1%	0.3%	13.6%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

 Results of Operations

The table below presents information from our Statement of Operations for the three and nine months ended September 30, 2023 and September 30, 2022, respectively:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$31,067,350	$14,743,563	$74,830,619	$37,386,399
Cash and cash equivalents	789,442	4,969	1,878,550	14,736
Interest expense:
Collateralized loan obligations and secured financings	(21,364,918)	(8,317,893)	(48,597,825)	(17,607,021)
Secured Term Loan	(947,509)	(947,509)	(2,811,631)	(2,807,362)
Net interest income	9,544,365	5,483,130	25,299,713	16,986,752
Expenses:
Management and incentive fees	1,072,569	1,096,144	3,253,205	3,111,413
General and administrative expenses	861,447	851,528	2,692,236	2,664,680
Operating expenses reimbursable to Manager	284,859	555,307	1,372,511	1,594,662

Other operating expenses	168,062	83,574	2,042,346	237,572
Compensation expense	58,750	73,016	182,444	178,797
Total expenses	2,445,687	2,659,569	9,542,742	7,787,124
Other income and expense:
Provision for credit losses, net	(791,563)	(1,521,023)	(1,166,962)	(1,872,937)
Change in unrealized (loss) gain on mortgage servicing rights	1,573	37,312	(47,350)	265,910
Servicing income, net	70,842	62,451	167,766	185,685
Total other income and expense	(719,148)	(1,421,260)	(1,046,546)	(1,421,342)
Net income before provision for income taxes	6,379,530	1,402,301	14,710,425	7,778,286
Benefit from (provision for) income taxes	(19,803)	97,974	(9,780)	20,640
Net income	6,359,727	1,500,275	14,700,645	7,798,926
Dividends accrued to preferred stockholders	(1,185,042)	(1,185,042)	(3,555,042)	(3,555,042)
Net income attributable to common stockholders	$5,174,685	$315,233	$11,145,603	$4,243,884
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$5,174,685	$315,233	$11,145,603	$4,243,884
Weighted average number of shares of common stock outstanding	52,231,152	52,231,152	52,231,152	47,031,833
Basic and diluted income per share	$0.10	$0.01	$0.21	$0.09
Dividends declared per share of common stock	$0.07	$0.06	$0.19	$0.18

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Income Summary

For the three months ended September 30, 2023, our net income attributable to common stockholders was $5,174,685, or $0.10 basic and diluted net income per average share, compared with net income of $315,233, or $0.01 basic and diluted net income per average share, for the three months ended September 30, 2022.  The principal drivers of this net income increase was an increase in net interest income from $5,483,130 for the three months ended September 30, 2022 to $9,544,365 for the three months ended September 30, 2023, a decrease in total other loss from $1,421,260 for the three months ended September 30, 2022 to $719,148 for the three months ended September 30, 2023 and a decrease in total expenses from $2,659,569 for the three months ended September 30, 2022 to $2,445,687 for the three months ended September 30, 2023.

Net Interest Income

For the three months ended September 30, 2023 and the three months ended September 30, 2022, our net interest income was $9,544,365 and $5,483,130, respectively. The increase was primarily due to (i) a $317.2 million increase in weighted-average principal balance of our loan portfolio; (ii) a 309bps increase in weighted-average floating rate of our loan portfolio; (iii) a 19bps increase in weighted-average spread on the loan portfolio; (iv) an increase in exit/extension fees of $0.2 million; (v) accretion of purchase discount of $0.4 million and (vi) an increase in interest earned on cash of $0.9 million for the three months ended September 30, 2023 compared to the corresponding period in 2022. This was partially offset by (i) a $279.7 million increase in weighted-average principal balance of our secured borrowings; (ii) a 310bps increase in weighted-average floating rate for our secured borrowing liabilities for the three months ended September 30, 2023 compared to the corresponding period in 2022 and (iii) a 50bps increase in weighted-average spread for our secured borrowing liabilities and (iv) amortization of debt issuance costs of $0.2 million for the three months ended September 30, 2023 compared to the corresponding period in 2022.

As disclosed above, we experienced an increase of $0.2 million in exit and extension fees in the three months ended September 30, 2023. The primary driver of this change was attributed to exit fees. For the three months ended September 30, 2023, we experienced loan payoffs on four loans with net principal balances of $48.9 million which generated exit fees of $0.5 million included in interest income and four loans with net principal balance of $60.8 million which waived exit fees of $0.6 million resulting in a reduction to expense reimbursement of $0.3 million included in operating expenses reimbursable to Manager. For the three months ended September 30, 2022, we experienced loan payoffs on two loans with net principal balances of $13.6 million which generated exit fees of $0.1 million included in interest income and two loans with net principal balance $20.4 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager.

Other Income and Expense

For the three months ended September 30, 2023, our other loss was $719,148. This loss was driven by provision for credit losses of $791,563 primarily related to an increase in loan portfolio as a result of the loans acquired in the LMF 2023-1 Financing as well as changes in the macroeconomic forecast, which more than offset net servicing income of $70,842 and net unrealized gains on mortgage servicing rights of $1,573 as a result of increased interest rates in the period.
For the three months ended September 30, 2022, our other loss was $1,421,260. This loss was driven by provision for credit losses of $1,521,023, which more than offset net servicing income of $62,451 and net unrealized gains on mortgage servicing rights of $37,312.

The period-over-period decrease to other loss was primarily due to the change in provision for credit losses.

Expenses

For the three months ended September 30, 2023, we incurred management and incentive fees of $1,072,569 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,373,118, of which $284,859 was payable to our Manager and $1,088,259 was payable directly by us.

For the three months ended September 30, 2022, we incurred management and incentive fees of $1,096,144 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,563,425 of which $555,307 was payable to our Manager and $1,008,118 was payable directly by us.

The period-over-period decrease in operating expenses primarily reflects a decrease in accounting, compensation, insurance, investor relations, listing and expense reimbursement fees, which more than offset an increase in administration, bank, CLO, legal and professional fees..

Income Tax (Benefit) Provision

For the three months ended September 30, 2023, the Company recognized a provision for income taxes of $19,803 and for the three months ended September 30, 2022, the Company recognized a provision for income taxes in the amount of $97,974. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net Income Summary

For the nine months ended September 30, 2023, our net income attributable to common stockholders was $11,145,603, or $0.21 basic and diluted net income per average share, compared with net income of $4,243,884, or $0.09 basic and diluted net income per average share, for the nine months ended September 30, 2022.  The principal drivers of this net income increase was an increase in net interest income from $16,986,752 for the nine months ended September 30, 2022 to $25,299,713 for the nine months ended September 30, 2023 which more than offset a decrease in total other loss from $1,421,342 for the nine months ended September 30, 2022 to $1,046,546 for the nine months ended September 30, 2023 which more than offset an increase in total expenses from $7,787,124 for the nine months ended September 30, 2022 to $9,542,742 for the nine months ended September 30, 2023.

Net Interest Income

For the nine months ended September 30, 2023 and the nine months ended September 30, 2022, our net interest income was $25,299,713 and $16,986,752, respectively. The increase was primarily due to (i) a $97.1 million increase in weighted-average principal balance of our loan portfolio; (ii) a 393bps increase in weighted-average floating rate of our loan portfolio; (iii) a 12bps increase in weighted-average spread on the loan portfolio; (iv) an increase in exit/extension fees of $0.4 million for our loan portfolio for the nine months ended September 30, 2023 compared to the corresponding period in 2022; (v) accretion of purchase discount of $0.3million and (vi) an increase in interest earned on cash of of $2.2 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022. This was partially offset by (i) a $94.3 million increase in weighted-average principal balance of our secured borrowings; (ii) a 392bps increase in weighted-average floating rate for our secured borrowing liabilities for the nine months ended September 30, 2023 compared to the corresponding period in 2022; (iii) a 20bps increase in weighted-average spread for our secured borrowing liabilities and (iv) amortization of debt issuance costs of $0.2 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022.

As disclosed above, we experienced an increase of $0.4 million in exit and extension fees in the nine months ended September 30, 2023. The primary driver of this change was attributed to exit fees. For the nine months ended September 30, 2023, we experienced loan payoffs on ten loans with net principal balances of $132.9 million which generated exit fees of $1.7 million included in interest income and five loans with net principal balance of $94.3 million which waived exit fees of $0.8 million resulting in a reduction to expense reimbursement of $0.4 million included in operating expenses reimbursable to Manager. For the nine months ended September 30, 2022, we experienced loan payoffs on twelve loans with net principal balances of $133.1 million which generated exit fees of $1.3 million included in interest income and six loans with net principal balance $90.4 million which waived exit fees of $0.9 million resulting in a reduction to expense reimbursement of $0.5 million included in operating expenses reimbursable to Manager.

Other Income and Expense

For the nine months ended September 30, 2023, our other loss was $1,046,546. This loss was driven by provision for credit losses of $1,166,962 primarily related to an increase in loan portfolio as a result of the loans acquired in the LMF 2023-1 Financing as well as changes in macroeconomic forecast and net unrealized losses on mortgage servicing rights of $47,350 as a result of reduction in principal balance in the period which more than offset net servicing income of $167,766.

For the nine months ended September 30, 2022, our other loss was $1,421,342. This loss was driven by provision for credit losses of $1,872,937 which more than offset net servicing income of $185,685 and net unrealized gains on mortgage servicing rights of $265,910.

The period-over-period decrease to other loss was primarily due to the change in provision for credit losses.

Expenses

For the nine months ended September 30, 2023, we incurred management and incentive fees of $3,253,205 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,289,537, of which $1,372,511 was payable to our Manager and $4,917,026 was payable directly by us.
For the nine months ended September 30, 2022, we incurred management and incentive fees of $3,111,413 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $4,675,711 of which $1,594,662 was payable to our Manager and $3,081,049 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects the impact of expensed deal costs of $1.7 million related to the abandonment of a previously contemplated public CRE CLO as well as an increase in administration, audit, bank, CLO, data, professional and surveillance fees which more than offset a decrease in accounting, insurance and listing fees.

Income Tax (Benefit) Provision

For the nine months ended September 30, 2023, the Company recognized a benefit from income taxes of $9,780 and for the nine months ended September 30, 2022, the Company recognized a benefit from income taxes in the amount of $20,640. The period-over-period increase in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed LMF 2023-1 placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of September 30, 2023, our balance sheet included $47.8 million of a secured term loan and $1,151.5 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026, our collateralized loan financing is term-matched and matures in 2039 or later and our collateralized financing is match-termed and matures in 2032 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2023, we had unrestricted cash and cash equivalents of $43.4 million, compared to $43.9 million as of December 31, 2022.

As of September 30, 2023, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of September 30, 2023, the ratio of our recourse debt to equity was 0.2:1.

As of September 30, 2023, we consolidated the assets and liabilities of the 2021-FL1 CLO and LMF 2023-1 collateralized financings. The assets of the 2021-FL1 CLO and LMF 2023-1 are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of September 30, 2023, the carrying value of these non-recourse liabilities aggregated to $1,145.3 million. As of September 30, 2023, our total debt to equity ratio was 5.0:1 on a GAAP basis.

As of September 30, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022
Cash Flows From Operating Activities	$15,513,382	$11,736,702
Cash Flows From Investing Activities	(314,183,496)	(22,261,076)
Cash Flows From Financing Activities	300,937,690	68,952,733
Net Increase in Cash, Cash Equivalents and Restricted Cash	$2,267,576	$58,428,359

During the nine months ended September 30, 2023, cash, cash equivalents and restricted cash increased by $2.3 million and for the nine months ended September 30, 2022, cash, cash equivalents and restricted cash increased by $58.4 million.

Operating Activities

For the nine months ended September 30, 2023 and 2022, net cash provided operating activities totaled $15.5 million and $11.7 million, respectively. For the nine months ended September 30, 2023, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 of $24.3 million, interest received from our senior secured loans held outside the VIE we consolidate of $1.5 million, interest received on cash accounts of $1.9 million and cash received from mortgage servicing rights of $0.2 million exceeding cash interest expense paid on our Secured Term Loan of $2.6 million, management and incentive fees of $3.3 million, expense reimbursements of $1.6 million and other operating expenditures of $4.7 million. For the nine months ended September 30, 2022, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO of $20.1 million, interest received from our senior secured loans held outside VIE's we consolidate of $1.7 million and cash received from mortgage servicing rights of $0.2 million exceeding cash interest expense paid on our Secured Term Loan of $2.6 million, management and incentive fees of $3.1 million, expense reimbursement of $1.8 million and other operating expenditures of $2.8 million.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities totaled $314.2 million. This was the result of cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period. For the nine months ended September 30, 2022 net cash used in investing activities totaled $22.3 million. This was the result of cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities totaled $300.9 million and primarily related to proceeds from issuance of an investment-grade senior secured floating rate loan of $270.4 million and issuance of $47.3 million in investment-grade rated notes which more than offset payments of common stock dividends of $9.4 million, payments of preferred stock dividends of $3.6 million and payment of debt issuance costs of $3.8 million. For the nine months ended September 30, 2022, net cash provided by financing activities totaled $69.0 million and primarily related to proceeds from issuance of common stock of $81.1 million which more than offset payments of common stock dividends of $8.5 million, payment of preferred stock dividends of $3.6 million and payment of debt issuance costs of $0.1 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2023, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of September 30, 2023, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On September 14, 2023, we announced that our Board had declared a cash dividend rate for the third quarter of 2023 of $0.07 per share of common stock which was paid on October 16, 2023 and declared a cash dividend rate for the third quarter of 2023 of $0.49219 per share of Series A Preferred Stock which was paid on October 16, 2023.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2023. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

LUMENT FINANCE TRUST, INC.

Dated: November 13, 2023	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board

Dated: November 13, 2023	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)