Form 10-K
period 2023-12-31
Lument Finance Trust, Inc.
filed 2024-03-15
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $52.3 million as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of March 13, 2024, there were 52,248,631 outstanding shares of common stock, $0.01 par value.

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
•difficulty in redeploying the proceeds from repayment of our existing loans and investments may cause financial performance and returns to investors to suffer;
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

We are externally managed by our manager, Lument Investment Management, LLC (the "Manager" or "Lument IM") pursuant to the terms of our management agreement. Our Manager is a subsidiary of Lument Real Estate Capital Holdings, LLC ("Lument"). Lument is a subsidiary of ORIX Corporation USA ("ORIX USA"), a diversified financial company and a subsidiary of ORIX Corporation ("ORIX"). ORIX is a publicly traded, Tokyo-based international financial services company with assets in excess of $111 billion as of December 2023 and was ranked number 371 on Forbes 2023 Global 2000: World's Biggest Public Companies.

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

Our Manager and Lument

We are externally managed and advised by our Manager, a subsidiary of Lument. As of December 31, 2023, Lument had approximately 600 employees located in over 30 offices throughout the United States. We have access to an extensive loan origination platform through our affiliation with Lument, which is a premier national mortgage originator and asset manager. Lument's origination teams employ a relationship-focused approach to lending opportunities and focus on speed and certainty of execution for its borrower clients, thereby strengthening Lument's reputation as a reliable counterparty and encouraging repeat business.

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

Our Investment Strategy

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle-market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments. We finance our current investments in transitional multifamily and other CRE loans primarily through matched term non-recourse secured borrowings, including CRE collateralized loan obligations ("CLO"), which are not subject to margin calls or additional collateralization requirements. We may utilize warehouse repurchase agreements or other forms of financing in the future. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest we earn on investments less the expense of funding these investments.

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
•Floating rate loans tied to one-month term Secured Overnight Financing Rate ("SOFR"), previously to one-month U.S. denominated LIBOR, and/or any applicable replacement index in the future; and
•Three-year term with two one-year extension options.

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

Our Portfolio

Transitional Multifamily and Commercial Real Estate Loans

As of December 31, 2023, our mortgage loan investment portfolio consisted of 88 senior secured floating rate loans with an aggregate unpaid principal balance of $1.4 billion, collectively having a weighted average coupon of 8.9% and a weighted average term to maturity of 2.9 years. As of December 31, 2023, 94.0% of the portfolio was supported by multifamily assets.

During 2023, the Company originated or acquired $594.2 million in loans and realized $277.5 million of loan repayments. This activity resulted in net investments of $316.7 million. The following table details the overall statistics of our loan portfolio as of December 31, 2023:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
Allowance for credit losses	N/A	$(6,059,006)
	$1,397,385,160	$1,383,881,197	88	100.0%	8.9%	2.9

(1)    Carrying Value includes $7,000,863 in unaccreted purchase discounts as of December 31, 2023, there were no unaccreted purchase discounts as of December 31, 2022.
(2)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% as of December 31, 2022, and 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.33% and 4.19% as of December 31, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.38% and 0.27%, respectively. As of December 31, 2023, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR..
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside of VIEs.

The charts below present the geographic dispersion of our loan portfolio and the property types securing our loan portfolio as of December 31, 2023:

# GEOGRAPHIC DIVERSIFICATION

Mid-Atlantic 15%
West 4%
Southwest 29%
Midwest 8%
South 44%

COLLATERAL DIVERSIFICATION
Self-Storage
1%
Healthcare
5%
Multifamily
94%

MSRs

As of December 31, 2023, the Company retained the servicing rights associated with residential mortgage loans having an aggregate unpaid principal balance of approximately $67.3 million that we had previously transferred to three residential mortgage loan securitization trusts. The carrying value of these MSRs at December 31, 2023 was approximately $0.7 million. The Company ceased the aggregation of residential mortgage loans in 2016 and other than servicing our existing portfolio, we do not anticipate any residential loan activity going forward.

Our Financing Strategy

We seek to use leverage to increase potential returns to our stockholders. We may use non-recourse CRE CLOs, secured revolving repurchase agreements, term loan facilities, warehouse facilities, asset-specific financing structures and other forms of leverage. As of December 31, 2023, our assets were financed with match term, non-recourse CRE CLO and secured financings and one senior corporate credit facility.

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

Environmental, Social and Governance ("ESG")

We are committed to responsibly managing risk and preserving value for our shareholders. We make capital allocation decisions with ESG factors of our potential collateral and borrowers in mind, and incorporate diligence practices as part of our investment process to identify material ESG matters related to a given asset.

Our day-to-day operations are externally managed by our Manager, a subsidiary of ORIX USA. As such, much of the ESG initiatives undertaken by ORIX USA impact or apply to us. Key ESG initiatives we share with ORIX USA include considerations of ESG in the investment process, dedicated resources to ESG governance and oversight, industry engagement on ESG matters, corporate sustainability and environmental performance improvements at our office locations, and certain employee and community engagement and diversity, equity and inclusion ("DEI") programs.

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

Taxable income generated by our taxable REIT subsidiary ("TRS"), is subject to regular corporate income tax. For the fiscal year 2023, our TRS did not generate taxable income.

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

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.lumentfinancetrust.com. We make available free of charge, through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Code of Business Conduct and Ethics and Policy Against Insider Trading and our Corporate Governance Guidelines along with the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website. Information on our website is neither part of nor incorporated into this Annual Report on Form 10-K. For further information on our Manager, please see the Manager's Form ADV filed with the SEC which can be found at https://adviserinfo.sec.gov/firm/summary/306487.

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
•Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer.
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
•There are conflicts of interest in our relationship with ORIX, including with our Manager and in the allocation of investment opportunities between ORIX affiliates and us, which could result in decisions that are not in the best interests of our stockholders.

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

Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2023, 100.0% of our loans by principal balance earned a floating rate of interest indexed to 30-day term SOFR, and all of our collateralized loan obligations were indexed to 30-day term SOFR. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decline.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022 and 2023, in light of increasing inflation, the U.S. Federal Reserve increased benchmark interest rates eleven times and may further increase rates in 2024, which has increased, and could continue to increase, our borrowers' interest payments. Interest rate increases could also adversely affect commercial real estate property values, and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modification, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

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

In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022 and 2023, in light of increasing inflation, the U.S. Federal Reserve increased interest rates eleven times and may further increase rates in 2024, which has increased, and could contiune to increase, our borrowers' interest payments. Interest rate increases could also adversely affect commercial real estate property values, and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modification, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

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

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because some of our future investments may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Given the current state of the U.S. economy due inflationary pressures, there can be no guarantee that the yield curve will not become and/or remain inverted.

Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer.

As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments (which can include future fundings associated with our existing loans), repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our class A common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

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

Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2023, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

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

The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net income related to our loans and investments or otherwise affect our results of operations, cash flows and the market value of our investments.

LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of December 31, 2023, all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. While recently there has been a significant clarification of guidance across products on the recommended timing and form of certain transition milestones from industry working groups, overall there is still a substantial amount of uncertainty in the marketplace regarding the transition away from USD LIBOR benchmarks. While we have completed the transition of our loan portfolio to the extent it was tied to USD LIBOR, continuing market developments and uncertainty can materially impact our cost of capital and net investment income and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. The elimination of USD LIBOR benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. If we are no longer considered a smaller reporting company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify a material weakness in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if, once we are no longer a smaller reporting company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Provisions for credit losses are difficult to estimate.

Our provision for credit losses is evaluated on a quarterly basis. The determination of our provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including assumptions regarding projected cash flow from the collateral securing our loans, capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, likelihood of repayment in full at the maturity of a loan, availability of financing, exit plan, actions of other lenders and other factors deemed necessary by Management, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

Accounting standards have required us to increase our allowance for credit losses which has had an adverse effect on our business and results of operation and may in the future have a material adverse effect on our business, financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, or ASU 2016-13. ASU 2016-13 significantly changed how entities measured credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the incurred loss model under previous guidance with a current expected credit loss, or CECL, model for instruments measure at amortized cost, and required entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they previously did under the other-than-temporary impairment model.

The allowance for credit losses required under ASU 2016-13 is a valuation account that is deducted from the related loans' and debt securities' amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders' equity. Our initial change to the allowance for credit losses, due to adoption of ASU 2016-13, was $3.5 million and recorded on January 1, 2023 as a direct charge to retained earnings on our consolidated statements of changes in equity, however subsequent changes to the allowance for credit losses have been, and will continue to be, recognized through our net income on our consolidated statements of operations. See Notes 2 and 3 to our consolidated financial statements for further discussion of our allowance for credit losses.

While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the expected contractual term adjusted for prepayment and extensions, where applicable, of each loan. Because our methodology for determining the allowance for credit losses may differ from the methodologies employed by other companies, our allowance for credit losses may not be comparable with the allowance for credit losses reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, the adoption of the CECL model has materially affected, and will continue to materially affect, how we determine our allowance for credit losses and could require us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

The occurrence of cyber-incidents, or a deficiency in our Manager's Cybersecurity or those of any of our third party service providers, could negatively affect our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

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

The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have an adverse impact on our financial performance and results of operations.

Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.

The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay dividends.

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

As our financings mature, we will be required either to enter into new borrowings or to sell certain of our investments. In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022 and 2023, in light of increasing inflation, the U.S. Federal Reserve increased interest rates eleven times and may further increase rates in 2024, which has increased, and could continue to increase, our borrowers' interest payments. Interest rate increases could also adversely affect commercial real estate property values, and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modification, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

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

Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time based upon an index (typically Term SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to the planned discontinuation of LIBOR, see "Risks Related to Our Investment Strategies and Our Businesses—The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments." Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

We have no separate facilities and are completely reliant on our Manager. All of our officers are employees of an affiliate of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, there can be no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and professionals. The initial term of our management agreement with our Manager matured on January 3, 2023, and automatically renewed for a one-year renewals term on such date and will automatically renew every year thereafter unless it is terminated in accordance with its terms. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

There are conflicts of interest in our relationship with ORIX, including with our Manager and in the allocation of investment opportunities between ORIX affiliates and us, which could result in decisions that are not in the best interests of our stockholders.

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

In addition, we are expected, from time to time, to make an investment in, or a loan to, a company in which ORIX and its affiliates (each, an “Investing Party”) are also expected to invest, or already have invested, in a different part of the capital structure, which may mean that one investor’s interest in that company may have different rights, preferences and privileges than the company interests held by us. There may be instances where such a company may become insolvent or bankrupt and where an Investing Party’s interests in such company may otherwise conflict with the interests of other Investing Parties. To the extent that we hold securities or other financial interests (e.g., bank debt) in a company with rights, preferences and privileges that are different than interests held by an Investing Party in the same company, the Manager and its affiliates may be presented with decisions when and/or where our interests and the interests of the Investing Parties are in conflict. It is possible that our interest may be subordinated or otherwise adversely affected by virtue of other Investing Parties’ involvement and actions relating to such investment, in a bankruptcy proceeding or otherwise. In addition, we can be expected, from time to time, to hold an interest in the more senior portion of an issuer’s capital structure while another Investing Party holds a more junior security of that issuer. Because ORIX is the owner of the Manager, the Manager would experience a conflict of interest in making determinations regarding the senior securities we held, as decisions on behalf of such entity to enforce remedies or take other actions against the obligors under such senior securities or the related collateral could adversely impact the value of the more junior securities held by another Investing Party. In such situation, the Manager is incentivized to decline to enforce such remedies or take such actions on behalf of the senior securities we held in order to protect the value of the junior securities held by the other Investing Party, which could adversely affect our returns. To address such conflicts, an Investing Party would generally not take a control position in one part of an issuer’s capital structure while another affiliated entity takes a control position in another part of the same issuer’s capital structure.

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

Lument Investment Holdings and the Hunt Investors hold a significant interest in our outstanding common stock. As of March 1, 2024, Lument Investment Holdings owned 27.4% of our outstanding common stock and the Hunt Investors owned 12.2% of our outstanding common stock. In addition, James C. Hunt, one of the Hunt Investors, is a member of our board of directors. As a result, each of Lument Investment Holdings and the Hunt Investors has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests.

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

Certain of our subsidiaries may seek to rely on Rule 3a-7 under the Investment Company Act. Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Accordingly, each such subsidiary’s ability to acquire and dispose of assets is limited. As a result of this limitation as well as others imposed by the rule, these subsidiaries may suffer losses on their assets and we may in turn suffer losses.

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

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to (1) determining the fair value of our investments, (2) assessing the adequacy of the allowance for credit losses or credit reserves and (3) appropriately consolidating VIEs for which we have determined we are the primary beneficiary. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be inaccurate, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and our ability to make distributions to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

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

Moreover, some of the mortgage-backed securities that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-

backed securities will be made. If such mortgage-backed securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that lack of collectability is provable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As an externally managed company, our day-to-day operations are managed by our Manager and our executive officers under the supervision of our board of directors and its committees. Our executive officers are senior investment professionals provided to us through our Manager pursuant to our management agreement with our Manager. Our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of ORIX Corporation USA ("ORIX USA"), a diversified financial company and a subsidiary of ORIX Corporation ("ORIX") and participates in and is subject to ORIX USA's cybersecurity program. Accordingly, we rely and Manager relies on ORIX USA and its cybersecurity risk management program to identify, assess and manage material risks to our business from cybersecurity threats.

To date, Cybersecurity threats, including as a result of any previous Cybersecurity incidents, have not had a material impact nor, are they anticipated to significantly affect the Company, including our business strategy, results of operations or financial condition. For a discussion of how risks from cybersecurity threats affect our business see, "Part I. Item IA. Risk Factors - the occurrence of cyber-incidents, or a deficiency in our Manager's Cybersecurity or those of any of our third party service providers, could negatively affect our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations” in this Annual Report on Form 10-K.

Cybersecurity Governance

Our board of directors is responsible for directing and overseeing our risk management. Our board of directors administers this oversight function directly, with support from its committees. In particular, the audit committee of our board of directors (the “audit committee”) has the responsibility to consider and discuss our major financial risk exposures and the steps our Manager takes, or is required to take, to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements, in addition to overseeing the performance of our internal audit function.

Pursuant to the management agreement between us and our Manager, our Manager is responsible for identifying, assessing, and managing our material risks from cybersecurity threats. Our Manager relies on ORIX USA and ORIX USA information and security team, including the ORIX USA CIO, to provide us with a comprehensive cybersecurity risk management program.

Periodically, at least annually, ORIX USA's CIO and/or other members of the ORIX USA information and cybersecurity team will present to the LFT audit committee on various topics relating to ORIX USA's technology risks, including ORIX USA's cybersecurity program (including the results of cybersecurity tabletop exercises) , cybersecurity issues (including those relating to data protection, insider threats, regulatory changes and geopolitical cyber threat management) and risk management (including the results of periodic technology audits).

Cybersecurity Risk Management and Strategy

ORIX USA has a Chief Information Officer (the "ORIX USA CIO"), who leads an information and cybersecurity team (the "ORIX USA information and cybersecurity team") responsible for managing information security at ORIX USA's asset management business, including its Cybersecurity strategy and program, which encompasses annual employee training about Cybersecurity risks and new employee onboarding about ORIX USA's security policies. The ORIX USA information and cybersecurity team's responsibilities cover three main areas: (i) operations and engineering, (ii) threat detection and response, and (iii) governance. The team comprises members with diverse and relevant skill sets and expertise. The ORIX USA CIO leads the cybersecurity team with over twenty years of experience at ORIX USA and prior experience as a principal with a large management consulting firm. This team has developed a program aligned with the NIST CSF framework, emphasizing training and development, with team members holding industry-recognized certifications complemented by industry-recognized third-party providers for threat and incident management.

ORIX USA employs a 'defense in depth' cybersecurity strategy and program based on the NIST Cybersecurity Framework, which includes multiple layers of security policies, protections, and controls designed to safeguard the confidentiality, integrity, and availability of infrastructure, network and information assets from malware and threats. This includes the deployment of firewalls, email protection technologies and web gateway, antivirus, and endpoint detection and response ("EDR") systems.

Our firewalls (intrusion detection systems and intrusion prevention systems) are designed to secure the organization's perimeter complemented by an antivirus and EDR platform designed to detect malware and threats on systems. Web application firewalls are designed to protect external facing applications, while our email security gateway utilizes machine learning and multilayered detection techniques designed to filter malicious emails.

Mobile device management software monitors security events via a Security Information and Event Management platform, managed by a detection and response provider. Mobile device management software is employed with the objective of protecting corporate email and data on mobile devices and is designed to prevent unauthorized data transfer.

ORIX USA maintains a Cybersecurity incident response capability that includes detailed policies, plans and modular run books and maps designed around different types of Cyber Incidents. The plan and run books are tested annually through Cybersecurity tabletop simulations where incident response technical, and executive team members go through real-world scenarios focused on current Cyber threats. ORIX USA’s Cybersecurity incident response plan provides for escalation of identified Cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of Cybersecurity threats and incidents, assessment of Cybersecurity risk profile or certain newly identified risks relevant to our company, and evaluation of the adequacy of our Cybersecurity program, including risk mitigation, compliance and controls. ORIX USA has established a notification decision framework to determine when the notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notification to different recipient groups, including our Manager and officers of LFT.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 13, 2024, the last reported sales price for our common stock on the New York Stock Exchange under symbol "LFT" was $2.28.

Holders

At December 31, 2023, there were 52,248,631 shares of our common stock outstanding. As of March 13, 2024, there were 17 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held in "street name" through banks or broker dealers.

Dividends

Dividends on our common stock are paid on a quarterly basis.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2024 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2022 through December 31, 2023:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 15, 2022	$0.060	March 31, 2022	April 15, 2022
June 15, 2022	$0.060	June 30, 2022	July 15, 2022
September 15, 2022	$0.060	September 30, 2022	October 17, 2022
December 15, 2022	$0.060	December 31, 2022	January 17, 2023
March 16, 2023	$0.060	March 31, 2023	April 17, 2023
June 14, 2023	$0.060	June 30, 2023	July 17, 2023
September 14, 2023	$0.070	September 29, 2023	October 16, 2023
December 12, 2023	$0.070	December 29, 2023	January 16, 2024

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

The Company did not purchase any common shares under the plan during the twelve months ended December 31, 2023.

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

Recent Developments

The year ended December 31, 2023 has been characterized by significant volatility in global markets, driven by heightened inflation, changes to fiscal and monetary policy, higher interest rates, slowing economic growth, currency fluctuations, labor shortages and challenges in the supply chain and geopolitical uncertainty. Inflation reached generational highs in many economies, prompting central banks to take monetary policy tightening actions that have and are likely continue to create headwinds to economic growth. The ongoing war in Ukraine is also contributing to economic and geopolitical uncertainty.

The U.S. Federal Reserve and other central banks have taken action to increase interest rates in order to control inflation, which has begun to moderate as a result of monetary tightening. While it is anticipated that central banks may begin to lower interest rates in 2024, interest rates may remain at or near recent highs, which creates further uncertainty for the economy and for our borrowers. Although our business model is such that higher interest rates will, all else being equal, correlate to increases in our net income, interest rates remaining elevated for an extended period of time may adversely affect our existing borrowers. Additionally, higher interest rates and unpredictable geopolitical landscape may cause further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business. It remains difficult to predict the full impact of recent events and any future changes in interest rate or inflation.

2023 Highlights

Operating results

•Net income attributable to common stockholders of $15.0 million, or $0.29 per share of common stock
•Distributable Earnings of $13.3 million, or $0.26 per share of common stock

•Declared common dividends of $13.6 million, or $0.26 per share of common stock. In the third quarter we increased the common dividend from $0.06 per share of common stock to $0.07 per share of common stock, a 17% increase from the second quarter. The fourth quarter dividend of $0.07 per share of common stock produced an annualized yield of 12.0% on our closing stock price as of December 31, 2023
•Book value per share of common stock as of December 31, 2023 was $180.7 million, or $3.46 per share of common stock

Investment Activity

•Acquired thirty-eight loans with an initial unpaid principal balance of $570.6 million, acquired twenty-one funded advances with an initial unpaid principal balance of $31.7 million and received loan repayments of $281.7 million
•$1.4 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.54% as of December 31, 2023
•Multifamily assets represent 94% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $1.2 billion as of December 31, 2023, representing 100% of our secured financings
•Entered into and closed LMF 2023-1, a collateralized commercial real estate financing, secured by $386.4 million of first lien floating-rate multifmily assets, consisting of $270.4 million of an investment-grade rated senior secured floating rate loan, approximately $47.3 million of investment-grade notes issued and sold to an affiliate of our Manager and the Company retained $68.6 million subordinate notes

Factors Impacting Our Operating Results

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

Changes in market interest rates.  Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of December 31, 2023, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of December 31, 2022, 99.0% of the loans in our commercial loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 0.38%, none of which currently has a floor greater than the current spot interest rate. When interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio As of December 31, 2023, the weighted average spread of our commercial loan portfolio was 3.54%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25% rate increase and subsequently increased rates an additional six times during 2022, raising the federal funds target range to 4.25% to 4.50%. On February 2, 2023, March 20, 2023, May 3, 2023 and July 26, 2023, the Federal Reserve approved its eighth, ninth, tenth and eleventh rate increases, increasing the federal funds target range to 5.25% to 5.50%. The Federal Reserve has indicated that it may decrease interest rates in 2024.

In addition to the risk related to fluctuations in cash flows associated with movement in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of December 31, 2023, 97.7% of our performing loans have interest rate caps with a weighted-average strike price of 2.5%.

On November 30, 2020, the ICE Benchmark Administration ("IBA"), with the support of the United States Federal Reserve and United Kingdom's Financial Conduct Authority ("FCA"), announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extended the transition period to June 2023, the United States Federal Reserve concurrently issued a statements advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S, dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In November 2022, the FCA announced a public consultation regarding whether it should compel the IBA to continue publishing "synthetic" USD LIBOR settings from June 2023 to the end of September 2024. The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate ("SOFR"). On July 29, 2021 the RRC ratified term rates for the one-, three- and six-month tenors based on SOFR futures traded. As of December 31, 2023, 100.0% of our commercial loans by principal balance and 100% of our collateralized loan obligations bear interest related to 30-day term SOFR

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of December 31, 2023, 96.7% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with non-recourse secured borrowings, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, outside of our secured borrowings, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business.

Prepayment speeds.  Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of twenty-nine loans acquired and seventeen funded loan advances with an initial aggregate unpaid principal balance of $473.1 million with an aggregate purchase discount of $8.1 million, all of our commercial mortgage loans were acquired at par. As of December 31, 2023, our aggregate unaccreted purchase discount was $7.0 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO expired in December 2023 and for LMF 2023-1 remains in place through July 2025. While the interest rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

Changes in market value of our assets.  We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is considered to be impaired as the result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for credit losses. Impairment is typically measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for credit losses will directly impact our earnings.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2024 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended December 31, 2023, we recorded earnings per share of $0.07, declared a quarterly common dividend of $0.07 per share, and reported $0.10 per share of Distributable Earnings. In addition, our book value per share was $3.46 per share. For the year ended December 31, 2023, we recorded earnings per share of $0.29, declared aggregate common dividends of $0.26 per share, and reported $0.26 per share of Distributable Earnings.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended December 31,	Year Ended December 31,
	2023	2023	2022
Net income attributable to common stockholders	$3,828,893	$14,974,496	$5,123,660
Weighted-average shares outstanding, basic and diluted	52,231,722	52,231,296	48,342,347
Net income per share, basic and diluted	$0.07	$0.29	$0.11
Dividends declared per share	$0.07	$0.26	$0.24

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended December 31,	Year Ended December 31,
	2023	2023	2022
Net income attributable to common stockholders	$3,828,893	$14,974,496	$5,123,660
Realized loss on commercial mortgage loans	—	(4,271,672)	—
Unrealized gain (loss) on mortgage servicing rights	56,334	103,684	(243,659)
Unrealized provision for credit losses	1,357,254	2,524,216	4,258,668
Recognized compensation expense related to restricted common stock	—	6,194	15,980
Adjustment for (provision for) income taxes	(4,057)	5,723	11,088
Distributable Earnings	$5,238,424	$13,342,641	$9,165,737
Weighted-average shares outstanding, basic and diluted	52,231,722	52,231,296	48,342,347
Distributable Earnings per share, basic and diluted	$0.10	$0.26	$0.19

Book Value Per Share

The following table calculates our book value per share:

	December 31, 2023	December 31, 2022
Total stockholders' equity	$240,692,880	$242,901,997
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	180,692,880	182,901,997
Common stock outstanding	52,248,631	52,231,152
Book value per share(1)	$3.46	$3.50

(1)    Book value as of December 31, 2023 includes the impact of an estimated CECL allowance of $6,059,006 or $0.12 per common share.

Investment Portfolio

Commercial Mortgage Loans

As of December 31, 2023, we have determined that we are the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Year Ended December 31, 2023
Balance at December 31, 2022	$1,071,889,518
Purchases and advances	594,201,680
Proceeds from principal repayments	(277,481,511)
Accretion of purchase discount	1,070,701
Amortization of purchase discount	(19,253)
Accretion of deferred loan fees	292,073
Cumulative-effect adjustment upon adoption of ASU 2016-13	(3,549,501)
Provision for credit losses	(2,522,510)
Balance at December 31, 2023	$1,383,881,197

The following table details overall statistics for our loan portfolio as of December 31, 2023 and December 31, 2022:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
December 31, 2023
Loans held-for-investment
Senior secured loans(5)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9	72.8%
Allowance for credit losses	N/A	$(6,059,006)
	$1,397,385,160	$1,383,881,197	88	100.0%	8.9%	2.9	72.8%

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)	LTV(3)
December 31, 2022
Loans held-for-investment
Senior secured loans(4)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5	71.5%
Allowance for credit losses	N/A	$(4,258,668)
	$1,076,865,099	$1,071,889,518	71	100.0%	7.6%	3.5	71.5%

(1)    Carrying Value includes $7,000,863 in unaccreted purchase discounts as of December 31, 2023, there were no unaccreted purchase discounts as of December 31, 2022
(2)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% as of December 31, 2022, and 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.33% and 4.19% as of December 31, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.38% and 0.27%, respectively. As of December 31, 2023, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR..
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    LTV as of the date the loan was originated and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value which may have occurred subsequent to origination date.
(5)    As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside of VIEs.

The table below sets forth additional information relating to the Company's portfolio as of December 31, 2023:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)
1	Senior secured	December 16, 2021	54,455,784	51,375,000	51,375,000	Daytona, FL	Multi-Family	1mS + 3.2	3.1	71.7%
2	Senior secured	November 22, 2019	42,600,000	42,600,000	36,781,588	Virginia Beach, VA	Multi-Family	1mS + 3.3	0.0	77.1%

3	Senior secured	June 28, 2021	39,263,000	37,364,267	36,658,084	Barrington, NJ	Multi-Family	1mS + 3.2	2.7	78.1%
4	Senior secured	June 8, 2021	35,877,500	35,148,793	33,360,000	Chattanooga, TN	Multi-Family	1mS + 3.8	2.6	79.8%
5	Senior secured	March 22, 2022	32,996,700	32,053,323	31,876,244	Seneca, SC	Multi-Family	1mS + 3.4	3.3	74.5%
6	Senior secured	June 28, 2022	33,550,000	31,940,124	31,602,808	Dallas, TX	Multi-Family	1mS + 3.9	3.6	71.6%
7	Senior secured	December 29, 2021	34,464,000	30,709,146	30,709,146	Multi, NC	Multi-Family	1mS + 4.0	3.1	59.9%
8	Senior secured	June 8, 2021	32,500,000	32,400,828	30,576,666	Miami, FL	Multi-Family	1mS + 3.3	2.6	74.3%
9	Senior secured	May 20, 2021	33,000,000	30,220,508	30,220,508	Marietta, GA	Multi-Family	1mS + 3.2	2.5	77.0%
10	Senior secured	August 25, 2022	30,700,000	29,251,966	28,653,440	Wilmington, NC	Multi-Family	1mS + 4.0	3.8	71.5%
11	Senior secured	June 7, 2021	29,400,000	28,007,982	27,569,521	San Antonio, TX	Multi-Family	1mS + 3.5	2.6	80.0%
12	Senior secured	November 2, 2021	26,728,000	26,049,291	26,049,291	Melbourne, FL	Multi-Family	1mS + 3.8	2.9	72.1%
13	Senior secured	August 26, 2021	27,268,000	26,163,008	25,440,413	Clarkston, GA	Multi-Family	1mS + 3.6	2.7	79.0%
14	Senior secured	November 15, 2021	26,003,000	25,607,252	24,330,000	El Paso, TX	Multi-Family	1mS + 3.2	3.0	76.0%
15	Senior secured	October 18, 2021	28,250,000	24,252,193	23,348,000	Cherry Hill, NJ	Multi-Family	1mS + 3.1	2.9	72.4%
16	Senior secured	August 26, 2021	23,370,000	23,006,417	22,872,354	Union City, GA	Multi-Family	1mS + 3.5	2.8	70.4%
17	Senior secured	April 27, 2022	54,470,000	50,050,000	22,182,443	North Brunswick, NJ	Multi-Family	1mS + 3.4	3.4	79.9%
18	Senior secured	March 22, 2022	22,845,000	22,242,924	21,934,375	York, PA	Multi-Family	1mS + 3.3	3.3	79.2%
19	Senior secured	November 16, 2021	21,975,000	21,937,806	21,916,753	Dallas, TX	Multi-Family	1mS + 3.3	3.0	73.5%
20	Senior secured	July 8, 2022	23,095,000	21,818,465	21,818,465	Arlington, TX	Multi-Family	1mS + 3.8	3.7	67.1%
21	Senior secured	August 31, 2021	21,750,000	21,725,235	21,644,684	Houston, TX	Multi-Family	1mS + 3.4	2.8	74.2%
22	Senior secured	November 29, 2022	21,283,348	20,360,000	20,360,000	Glendale, WI	Healthcare	1mS + 4.0	3.0	45.0%
23	Senior secured	June 10, 2022	21,468,240	20,250,372	20,250,372	Various, GA	Multi-Family	1mS + 3.8	3.6	75.8%
24	Senior secured	November 5, 2021	20,965,000	19,625,274	19,625,274	Orlando, FL	Multi-Family	1mS + 3.1	2.9	78.1%
25	Senior secured	April 13, 2022	20,651,725	18,989,494	18,989,494	Decatur, GA	Multi-Family	1mS + 3.6	3.4	75.7%
26	Senior secured	November 21, 2022	21,135,000	18,920,000	18,920,000	Houston, TX	Healthcare	1mS + 4.0	3.0	67.0%
27	Senior secured	November 23, 2021	19,925,000	19,086,151	18,834,024	Orange, NJ	Multi-Family	1mS + 3.3	3.0	78.0%
28	Senior secured	February 2, 2022	19,740,000	18,963,264	18,660,822	Houston, TX	Multi-Family	1mS + 3.5	3.2	77.5%
29	Senior secured	February 11, 2022	20,165,000	19,346,365	18,599,480	Tampa, FL	Multi-Family	1mS + 3.6	3.3	78.0%
30	Senior secured	October 12, 2021	17,500,000	17,500,000	17,500,000	Atlanta, GA	Multi-Family	1mS + 3.3	0.8	42.9%
31	Senior secured	May 26, 2022	17,500,000	17,263,000	17,263,000	Brooklyn, NY	Multi-Family	1mS + 3.8	1.5	64.3%
32	Senior secured	March 31, 2022	18,140,000	16,956,276	16,956,276	Tallahassee, FL	Multi-Family	1mS + 3.3	3.3	74.8%
33	Senior secured	November 10, 2022	18,590,000	16,690,000	16,690,000	Austin, TX	Healthcare	1mS + 4.0	3.0	65.0%
34	Senior secured	December 1, 2021	16,071,800	16,008,526	15,449,323	Horn Lake, MS	Multi-Family	1mS + 3.4	3.0	75.7%
35	Senior secured	February 1, 2022	16,160,000	15,792,145	15,400,000	San Antonio, TX	Multi-Family	1mS + 3.5	3.2	79.8%

36	Senior secured	April 6, 2022	16,400,000	15,674,743	15,347,180	Vineland, NJ	Multi-Family	1mS + 3.8	3.3	77.0%
37	Senior secured	April 6, 2022	17,443,500	16,091,603	15,156,425	Haltom City, TX	Multi-Family	1mS + 3.5	3.3	74.1%
38	Senior secured	December 2, 2021	16,250,000	15,010,343	15,010,343	Colorado Springs, CO	Multi-Family	1mS + 3.1	3.0	72.5%
39	Senior secured	February 22, 2022	18,241,527	15,524,795	15,000,000	Philadelphia, PA	Multi-Family	1mS + 3.8	3.3	80.0%
40	Senior secured	June 15, 2022	15,371,600	14,881,463	14,511,455	Denton, TX	Multi-Family	1mS + 3.9	3.6	73.0%
41	Senior secured	July 26, 2022	17,100,000	14,886,485	14,351,599	Atlanta, GA	Multi-Family	1mS + 3.7	3.7	65.2%
42	Senior secured	April 27, 2022	15,000,000	14,171,704	14,171,704	Houston, TX	Multi-Family	1mS + 3.7	3.4	79.6%
43	Senior secured	January 13, 2022	15,180,000	14,341,699	14,119,842	Indianapolis, IN	Multi-Family	1mS + 3.8	3.2	80.0%
44	Senior secured	November 21, 2022	15,735,000	14,030,000	14,030,000	Southlake, TX	Healthcare	1mS + 4.0	3.0	48.0%
45	Senior secured	December 28, 2021	14,000,000	14,000,000	14,000,000	Houston, TX	Multi-Family	1mS + 3.3	3.1	71.2%
46	Senior secured	May 13, 2022	18,500,000	15,108,835	13,885,769	Decatur, AL	Multi-Family	1mS + 3.5	3.5	59.2%
47	Senior secured	April 12, 2021	15,000,000	13,666,721	13,666,721	Cedar Park, TX	Multi-Family	1mS + 3.9	2.4	66.7%
48	Senior secured	June 10, 2022	15,250,000	13,880,081	13,625,505	Blakely, PA	Multi-Family	1mS + 3.9	3.6	75.0%
49	Senior secured	October 6, 2023	13,191,852	13,191,852	13,191,852	Garfield, NJ	Multi-Family	1mS + 4.0	1.8	65.5%
50	Senior secured	December 13, 2021	15,656,650	12,919,018	12,600,000	Evansville, IN	Multi-Family	1mS + 3.4	3.1	74.3%
51	Senior secured	December 28, 2021	38,800,000	37,613,170	12,322,717	Houston, TX	Multi-Family	1mS + 3.3	3.1	71.2%
52	Senior secured	January 25, 2022	13,000,000	12,406,810	12,249,079	Corpus Christi, TX	Multi-Family	1mS + 3.6	3.2	78.8%
53	Senior secured	May 12, 2022	12,750,000	11,926,591	11,926,591	Ypsilanti, MI	Multi-Family	1mS + 3.5	3.5	68.4%
54	Senior secured	December 10, 2021	13,000,000	11,815,776	11,662,582	Los Angeles, CA	Multi-Family	1mS + 3.6	3.1	67.9%
55	Senior secured	March 4, 2022	12,047,625	11,738,608	11,467,505	Houston, TX	Multi-Family	1mS + 3.5	3.3	78.3%
56	Senior secured	April 14, 2022	11,823,000	11,749,195	11,287,602	Irving, TX	Multi-Family	1mS + 3.5	3.4	74.9%
57	Senior secured	October 28, 2021	12,250,000	11,828,154	11,202,535	Tampa, FL	Multi-Family	1mS + 3.1	2.9	75.7%
58	Senior secured	April 23, 2021	11,600,000	11,245,262	10,986,357	Tualatin, OR	Multi-Family	1mS + 3.3	2.4	73.9%
59	Senior secured	May 3, 2022	11,349,250	11,056,240	10,818,945	Port Richey, FL	Multi-Family	1mS + 3.6	3.4	79.1%
60	Senior secured	September 30, 2021	11,300,000	11,022,226	10,795,000	Clearfield, UT	Multi-Family	1mS + 3.3	2.8	68.0%
61	Senior secured	December 29, 2021	11,000,000	10,795,116	10,615,094	Phoenix, AZ	Multi-Family	1mS + 3.8	3.1	75.9%
62	Senior secured	June 28, 2022	12,880,000	10,531,845	10,531,845	Colorado Springs, CO	Multi-Family	1mS + 3.9	3.6	73.1%
63	Senior secured	December 2, 2021	9,975,000	9,975,000	9,975,000	Tomball, TX	Multi-Family	1mS + 3.5	3.0	68.5%
64	Senior secured	November 23, 2021	10,706,000	10,433,651	9,856,000	Atlanta, GA	Multi-Family	1mS + 3.5	3.0	79.5%
65	Senior secured	January 14, 2022	10,234,000	9,902,979	9,609,250	Houston, TX	Multi-Family	1mS + 3.6	3.2	78.8%
66	Senior secured	July 14, 2022	10,153,000	9,580,765	9,429,206	Bradenton, FL	Multi-Family	1mS + 3.9	3.7	74.4%
67	Senior secured	August 5, 2022	10,232,000	9,127,649	9,127,649	San Antonio, TX	Multi-Family	1mS + 4.4	3.7	75.0%
68	Senior secured	October 21, 2021	11,500,000	9,699,777	9,100,000	Madison, TN	Multi-Family	1mS + 3.3	2.9	68.4%

69	Senior secured	August 16, 2021	8,889,177	8,889,177	8,889,177	Columbus, OH	Multi-Family	1mS + 0.0	2.8	75.0%
70	Senior secured	October 29, 2021	9,000,000	8,824,877	8,717,380	Riverside, MO	Multi-Family	1mS + 3.5	2.9	76.6%
71	Senior secured	May 12, 2021	8,950,000	8,866,850	8,220,000	Lakeland, FL	Multi-Family	1mS + 3.5	2.5	76.8%
72	Senior secured	June 22, 2022	9,772,000	8,499,173	8,175,500	Des Moines, IA	Multi-Family	1mS + 4.0	3.6	72.0%
73	Senior secured	May 26, 2022	8,497,500	8,116,833	8,116,833	Haltom City, TX	Multi-Family	1mS + 4.0	3.5	74.4%
74	Senior secured	June 24, 2022	7,934,160	7,934,160	7,934,160	Moncks Corner, SC	Multi-Family	1mS + 4.2	3.6	67.8%
75	Senior secured	November 16, 2021	7,680,000	7,680,000	7,680,000	Cape Coral, FL	Multi-Family	1mS + 3.4	1.0	79.2%
76	Senior secured	June 03, 2022	10,367,500	7,367,500	7,367,500	Deer Park, NY	Self Storage	1mS + 3.6	3.5	72.5%
77	Senior secured	September 28, 2021	8,125,000	7,286,000	7,286,000	Chicago, IL	Multi-Family	1mS + 3.8	2.8	75.9%
78	Senior secured	July 01, 2021	7,285,000	7,262,519	7,169,838	Harker Heights, TX	Multi-Family	1mS + 3.7	2.6	72.3%
79	Senior secured	October 07, 2022	7,000,000	7,000,000	7,000,000	Fairborn, OH	Multi-Family	1mS + 4.1	1.9	79.1%
80	Senior secured	October 24, 2022	6,100,000	6,100,000	6,100,000	Various, FL	Healthcare	1mS + 4.5	1.9	71.0%
81	Senior secured	April 08, 2022	6,191,853	6,096,412	6,096,412	St. Petersburg, FL	Multi-Family	1mS + 4.0	3.4	75.5%
82	Senior secured	May 21, 2021	7,172,000	6,937,427	5,994,000	Youngtown, AZ	Multi-Family	1mS + 3.8	2.5	71.4%
83	Senior secured	July 14, 2021	6,048,000	5,913,912	5,913,912	Birmingham, AL	Multi-Family	1mS + 3.8	2.7	71.7%
84	Senior secured	October 26, 2021	6,807,000	6,133,736	5,812,000	Indianapolis, IN	Multi-Family	1mS + 4.0	2.9	77.1%
85	Senior secured	November 19, 2021	6,453,000	5,519,604	5,519,604	Huntsville, AL	Multi-Family	1mS + 3.9	3.0	78.8%
86	Senior secured	April 30, 2021	5,472,000	5,472,000	5,285,500	Daytona Beach, FL	Multi-Family	1mS + 3.8	2.4	77.4%
87	Senior secured	December 13, 2021	6,799,000	5,685,398	5,250,000	Evansville, IN	Multi-Family	1mS + 3.4	3.1	73.9%
88	Senior secured	October 06, 2023	4,808,148	4,808,148	4,808,148	Garfield, NJ	Multi-Family	1mS + 4.0	1.8	65.5%

(1)    Total Loan Commitment represents the total commitment of the entire whole loan originated. See Note 11 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)    Committed Principal Amount includes funded participations by LFT affiliated entities and third parties that are syndicated/sold.
(3)     LTV as of the date the loan was originated by a Hunt/ORIX affiliate and is calculated after giving effect to capex and earn-out reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to origination date.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of December 31, 2023 or December 31, 2022.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the year ended December 31, 2023.

During the period ended December 31, 2022 and throughout 2023, management identified one loan, collateralized by a multifamily property in Columbus, Ohio, with an initial unpaid principal value of $12.8 million as impaired due to monetary default resulting in a risk rating of "5." In the first quarter of 2023, this loan was placed on non-accrual status with interest collections accounted for under the cost recovery method. As of December 31, 2023, the carrying value of this loan was $8.9 million, which reflects a $5.0 million payment received on November 25, 2023 under an insurance claim, of which $3.1 million was applied to principal reduction and a $1.9 million liability established primarily for a tenant settlement. As of December 31, 2023, no specific reserves were required after analysis of the underlying collateral value. Subsequent to December 31, 2023, we received additional insurance proceeds in the amount of $13.5 million which reduced the carrying value of this loan on our consolidated balance sheets to $0. See Note 16 for further discussion.

During the period ended December 31, 2023, management identified one loan, collateralized by a multifamily property in Virginia Beach, VA, with an unpaid principal balance of $36.8 million as impaired due to monetary default resulting in a risk rating of "5"; however no specific asset reserves were required after analysis of underlying collateral value. This loan is on non-accrual status as a result as a result of monetary default and impaired loan classification.

Subsequent to December 31, 2023, the Company and the borrower entered into a loan modification and the loan was loan returned to accrual status. See Note 16 for further discussion.

During the period ended December 31, 2023, a previously risk rated "5" loan collateralized by a multifamily property in Orlando, FL with an unpaid principal balance of $19.6 million, was brought current with respect to interest payments and restored to accrual status.

Our Manager's asset management team pro-actively manages the Company's investment portfolio. The asset management team, together with our Manager's underwriting and servicing teams, monitors the credit performance of the investment portfolio, working closely with borrowers to manage all of our positions and monitor financial performance of our collateral assets, including execution of business plans and daily activities within our investment portfolio.

Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan's specific fact and circumstances. These loan modifications typically include additional time for a borrower to refinance or sell their property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection and/or an increase in the loan coupon or additional fees. We continue to work with our borrowers to address issues as they arise while seeking to preserve the credit attributes of our loan. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures or losses.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.5 as of December 31, 2023 and 3.0 as of December 31, 2022, respectively. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $41.2 million, a risk rating of "3" of $192.6 million and a risk rating of "5" of $14.1 million, offset by purchases of commercial mortgage loans with a risk rating of "2" of $7.0 million, a risk rating of "3" of $475.5 million and a risk rating of "4" of $85.9 million during the year ended December 31, 2023. Additionally, $82.1 million of loans with a risk rating of "2" transitioned to a risk rating of "3", $169.9 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $36.8 million of loans transitioned from a risk rating of "3" to a risk rating of "5", and $9.1 million of loans transitioned from a risk rating of "4" to a risk rating of "3". The following table presents the principal balance and net book value based on our internal risk ratings:

December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019
1	—	$—	$—	$—	$—	$—
2	3	37,720,000	—	37,276,159	—	—
3	67	1,019,844,272	17,887,019	449,921,414	542,010,684	—
4	16	294,150,124	—	134,664,646	156,450,510	—
5	2	45,670,764	—	—	8,889,177	36,781,588
	88	$1,397,385,160	$17,887,019	$621,862,219	$707,350,371	$36,781,588

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations and secured financings. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions.

The following table summarizes our financing agreements:

	December 31, 2023					December 31, 2022
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$1,000,000,000	$1,002,144,587	$1,000,000,000	$—	$1,000,000,000
Secured Financings	Non-Mark-to-Market	386,300,000	386,351,397	386,300,000	—	—
Secured term loan	Non-Mark-to-Market	47,750,000	N/A	47,750,000	—	47,750,000
		$1,434,050,000		$1,434,050,000	$—	$1,047,750,000
(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)     Represents the principal balance of the collateral assets.

Collateralized Loan Obligations and Secured Financings

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%.

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt has an initial weighted average spread of approximately 0.0314 basis points over 30-day Term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms. The financing has an initial two-year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.

The following table presents certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2023:

As of December 31, 2023
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	87	1,388,495,984	1,375,277,312	8.91%
Debt (notes issued)(1)	2	1,151,450,000	1,146,210,752	7.35%

(1)     The carrying value of the collateral is net of purchase discounts of $7,159,664 as of December 31, 2023. The carrying value for 2021-FL1 CLO is net of debt issuance costs of $1,911,547 and $4,439,502 for December 31, 2023, and December 31, 2022, respectively, and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $3,327,701.
(2)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% as of December 31, 2022 and 30-day Term SOFR of 5.33% and 4.19% as of December 31, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.38% and 0.25%, respectively. As of December 31, 2023, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 80.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 19.6% of the investments by total investment exposure earned a floating indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 5.36% as of December 31, 2023 and one-month LIBOR of 4.32% as of December 31, 2022, respectively and spreads of 1.99% and 1.43% for December 31, 2023 and December 31, 2022.

Secured Term Loan

In January 2020, we entered into a $40.25 million secured term loan with an initial maturity of February 2025. In April 2021, we entered into an amendment, providing, among other things, an incremental secured term loan in the amount of $7.5 million and a one-year maturity extension to February 2026. In August 2021, the Company drew down the $7.5 million incremental secured term loan.

Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the six-year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the sixth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until maturity.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2023 and December 31, 2022, we were in compliance with these covenants.

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

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC fails to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee was the earlier of the contractual maturity of the underlying mortgage and its repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated on November 28, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20.0 million and (b) minimum available liquidity equal to the greater of (x) $5.0 million and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Note 10 to our consolidated financial statements included in this Annual Report for a further description of MAXEX.

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

Commercial Mortgage Loans Held-for-Investment

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASC 2016-13 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" in the consolidated balance sheets. The change to the allowance for credit loss recorded on January 1, 2023 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the allowance for credit losses are recognized through net income on our consolidated statements of operations. In connection with the adoption of ASU 2016-13, we recorded a $3.6 million decrease to accumulated earnings as of January 1, 2023.

The Company's implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the allowance for credit losses process. Determining an allowance for credit loss estimate requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the current credit quality of loans and operating performance of loan collateral and the Company's expectations of performance and (iii) expectation of macroeconomic forecasts over the relevant time period.

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely-used third-party analytical model with historical loan losses for over 100,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("CPR") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year, however, the Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

Any loans considered to be a Default Risk or otherwise deemed to be collateral dependent will be individually evaluated for a specific allowance for credit losses. A loan is considered collateral dependent when the Company determines that the facts and circumstances of the loan deem the debtor to be experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. If a loan is considered to be collateral dependent, a specific allowance for credit losses is recorded to reduce the carrying value of the loan through a charge to the provision for (reversal of) credit losses. The specific allowance for credit losses is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

Prior to the adoption of ASU 2016-13, the Company established an allowance for credit loss under the incurred loss model which required analysis of Default Risk loans and those determined to be collateral dependent in a manner consistent with the specific allowance described above. In addition, the Company evaluated the entire loan portfolio to determine whether the portfolio had any impairment that required a valuation allowance on the remainder of the portfolio.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2023 and December 31, 2022:

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

	December 31, 2023
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	$1,383,881,197	$691,973	$51,247,063	$1,435,820,233
Collateralized Loan Obligations	(1,146,210,752)	—	—	(1,146,210,752)
Other(3)	4,592,267	—	(6,459,271)	(1,867,004)
Restricted Cash	270,129	—	—	270,129
Capital Allocated	$242,532,841	$691,973	$44,787,792	$288,012,606
% Capital	84.2%	0.2%	15.6%	100.0%

	December 31, 2022
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	$1,071,889,518	$795,656	$43,858,515	$1,116,543,689
Collateralized Loan Obligations	(829,310,498)	—	—	(829,310,498)
Other(3)	3,533,345	—	(4,301,847)	(768,502)
Restricted Cash	3,507,850	—	—	3,507,850
Capital Allocated	$249,620,215	$795,656	$39,556,668	$289,972,539
% Capital	86.1%	0.3%	13.6%	100.0%

1.Includes cash and cash equivalents.
2.Includes the carrying value of our Secured Term Loan.
3.Includes principal and interest receivable, prepaid and other assets, interest payable, dividends payable and accrued expenses and other liabilities.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Dollars	Percentage
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$106,821,510	$56,610,324	$50,211,186	89%
Cash and cash equivalents	2,372,488	74,676	2,297,812	3077%
Interest expense:
Collateralized loan obligations	(71,041,861)	(29,055,324)	(41,986,537)	145%
Secured term loan	(3,759,141)	(3,754,872)	(4,269)	nm%
Net interest income	34,392,996	23,874,804	10,518,192	44%
Expenses:
Management fee	4,335,904	4,197,819	138,085	3%
General and administrative expenses	3,620,589	3,467,653	152,936	4%
Operating expenses reimbursable to Manager	1,897,699	2,116,636	(218,937)	(10)%
Other operating expenses	2,158,488	309,797	1,848,691	597%
Compensation expense	241,194	240,980	214	nm%
Total expenses	12,253,874	10,332,885	1,920,989	19%
Other income (loss):
Provision for credit losses	(2,524,216)	(4,258,668)	1,734,452	(41)%
Change in unrealized gain (loss) on mortgage servicing rights	(103,684)	243,659	(347,343)	(143)%
Servicing income, net	208,997	347,838	(138,841)	(40)%
Total other (loss)	(2,418,903)	(3,667,171)	1,248,268	(34)%
Net income before provision for income taxes	19,720,219	9,874,748	9,845,471	100%
Benefit from income taxes	(5,723)	(11,088)	5,365	(48)%
Net income	19,714,496	9,863,660	9,850,836	100%
Dividends to preferred stockholders	(4,740,000)	(4,740,000)	—	nm%
Net income attributable to common stockholders	$14,974,496	$5,123,660	9,850,836	192%
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$14,974,496	$5,123,660
Weighted average number of shares of common stock outstanding	52,231,296	48,342,347
Basic and diluted income per share	$0.29	$0.11
Dividends declared per share of common stock	$0.26	$0.24
nm - not meaningful

Net Income Summary

For the year ended December 31, 2023, our net income attributable to common stockholders was $14,974,496 or $0.29 basic and diluted net income per average share, compared with net income of $5,123,660 or $0.11 basic and diluted net loss per share, for the year ended December 31, 2022.  The principal drivers of this net income variance were an increase in net interest income from $23,874,804 for the year ended December 31, 2022 to $34,392,996 for the year ended December 31, 2023 and a decrease in total other loss from $3,667,171 for the year ended December 31, 2022 to $2,418,903 for the year ended December 31, 2023, which more than offset an increase in total expenses from $10,332,885 for the year ended December 31, 2022 to $12,253,874 for the year ended December 31, 2023.

Net Interest Income

For the years ended December 31, 2023 and December 31, 2022, our net interest income was $34,392,996 and $23,874,804, respectively. The increase was primarily due to (i) a $151.5 million increase in weighted-average principal balance of our loan portfolio; (ii) a 328bps increase in weighted-average floating rate of our loan portfolio; (iii) a 13bps increase in weighted-average spread on the loan portfolio; (iv) an increase in exit/extension fees of $0.6 million for our loan portfolio for the year-ended December 31, 2023, compared to the corresponding period in 2022; (v) accretion of purchase discount of $1.0 million and (vi) an increase in interest earned on cash of $2.3 million for the year-ended December 31, 2023, compared to the corresponding period in 2022. This was partially offset by (i) a $150.6 million increase in weighted-average principal balance of our secured borrowings; (ii) a 363bps increase in weighted-average floating rate for our secured borrowings for the year-ended December 31, 2023, compared to the corresponding period in 2022; (iii) a 53bps increase in weighted-average spread for our secured borrowing liabilities and (iv)amortization of debt issuance costs of $0.5 million for the year ended December 31, 2023 compared to the corresponding period in 2022.

As disclosed above, we experienced an increase of $0.6 million in exit and extension fees for the year ended December 31, 2023. The primary driver of this change was attributed to exit fees. For the year ended December 31, 2023, we experienced loan payoffs on 12 loans with net principal balances of $152.6 million which generated exit fees of $1.9 million included in interest income and 7 loans with net principal balances of $112.7 million which waived exit fees of $1.0 million resulting in a reduction to expense reimbursement of $0.5 million included in operating expenses reimbursable to Manager. For the year ended December 31, 2022, we experienced loan payoffs on 12 loans with net principal balances of $133.1 million which generated exit fees of $1.3 million included in interest income and 9 loans with net principal balances of $128.9 million which waived exit fees of $1.2 million resulting in a reduction to expense reimbursement of $0.6 million included in operating expenses reimbursable to Manager.

Expenses

We incurred management and incentive fees of $4,335,904 for the year ended December 31, 2023 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $7,917,970, of which $1,897,699 was payable to our Manager and $6,020,271 was payable to third parties.

For the year ended December 31, 2022, we incurred management and incentive fees of $4,197,819 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,135,066, of which $2,116,636 was payable to our Manager and $4,018,430 was payable to third parties.

The year-over-year increase in expenses primarily reflects the impact of expensed deal costs of $1.7 million related to the abandonment of a previously contemplated public CRE CLO as well as an increase in administration, audit, bank, data, investor relations, legal, management, professional and secured borrowing fees which more than offset a decrease in accounting, insurance, listing and reimbursable fees.

 Other Income (Loss)

 For the year ended December 31, 2023, we incurred a loss of $2,418,903. This loss was primarily driven by provision for credit losses of $2,524,216 primarily related to an increase in loan portfolio as a result of the loans acquired in the LMF 2023-1 Financing as well as changes in macroeconomic forecast and the impact of net unrealized losses on mortgage servicing rights of $103,684 as a result of reduction in principal balance in the period which more than offset mortgage servicing income of $208,997.

For the year ended December 31, 2022, we incurred a loss of $3,667,171. This loss was primarily driven by provision for credit losses of $4,258,668 which more than offset the impact of net unrealized gains on mortgage servicing rights of $243,659 as a result of increased interest rates in the period and net mortgage servicing income of $347,838.

The year-over-year decrease in other loss was primarily due to the change in provision for credit losses.

Income Tax Expense

For the year ended December 31, 2023 the Company recognized a provision for income taxes in the amount of $5,723 and for the year ended December 31, 2022, the Company recognized a provision for income taxes in the amount of $11,088. The year-over-year decrease in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed LMF 2023-1 placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of December 31, 2023, our balance sheet included $47.8 million of a secured term loan and $1.2 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026, our collateralized loan financing is term-matched and matures in 2039 or later and our collateralized financing is match-termed and matures in 2032 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. The anticipated continual rise in interest rates and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2023, we had unrestricted cash and cash equivalents of $51.2 million, compared to $43.9 million as of December 31, 2022.

As of December 31, 2023, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of December 31, 2023, the ratio of our recourse debt to equity was 0.2:1.

As of December 31, 2023, we consolidated the assets and liabilities of the 2021-FL1 CLO and LMF 2023-1 collateralized financings. The assets of the 2021-FL1 CLO and LMF 2023-1 are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of December 31, 2023, the carrying value of these non-recourse liabilities aggregated to $1,146.2 million. As of December 31, 2023, our total debt to equity ratio was 5.0:1 on a GAAP basis.

As of December 31, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2023 and December 31, 2022:

	For the years ended December 31,
	2023	2022
Cash Flows From Operating Activities	24,738,341	16,289,054
Cash Flows From Investing Activities	(316,720,169)	(51,831,854)
Cash Flows From Financing Activities	296,132,655	64,630,113
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$4,150,827	$29,087,313

During the year ended December 31, 2023, cash, cash equivalents and restricted cash increased by $4.2 million and for the year ended December 31, 2022, cash, cash equivalents and restricted cash increased by $29.1 million.

Operating Activities

For the years ended December 31, 2023 and December 31, 2022, net cash provided by operating activities totaled $24.7 million and $16.3 million, respectively. For the year ended December 31, 2023, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing of $34.0 million interest received from our senior secured loans held outside the VIEs we consolidate of $1.5 million, interest received on cash accounts of $2.4 million and cash received from mortgage servicing rights of $0.2 million exceeding cash interest expense paid on our Secured Term Loan of $3.5 million, management and incentive fees of $4.3 million, expense reimbursements of $1.9 million and other operating expenditures of $3.5 million. For the year ended December 31, 2022, our cash flows from operating activities were primarily driven by $26.1 million of interest received from the junior retained notes and preferred shares of 2021-FL1 CLO, $3.3 million of interest received from our senior secured loans held outside the VIE we consolidate and $0.3 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $3.5 million, management fees of $4.2 million, expense reimbursement of $2.3 million and other operating expenditures of $3.5 million.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities totaled $316.7 million. This was a result of cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period. For the year ended December 31, 2022 net cash used in investing activities totaled $51.8 million. This was a result of the cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held-for-investment for the year ended December 31, 2022.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities totaled $296.1 million and primarily related to proceeds from issuance of investment-grade senior secured floating rate loan of $270.4 million and issuance of $47.3 million in investment-grade rated notes, which more than offset payments of common stock dividends of $13.1 million, payments of preferred stock dividends of $4.7 million and payment of debt issuance costs of $3.8 million. For the year ended December 31, 2022, net cash provided by financing activities totaled $64.6 million and primarily related to proceeds from issuance common stock of $81.1 million, which more than offset by payments of common stock dividends of $11.6 million, payment of preferred stock dividends of $4.7 million and payment of debt issuance costs of $0.1 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2023, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of December 31, 2023, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantees. See Note 11 for further information.
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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On December 12, 2023, we announced that our board of directors had declared a cash dividend rate for the fourth quarter of 2023 of $0.07 per share of common stock.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2023. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2023, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 will be set forth in the Company's definitive proxy statement for its 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), which the Company expects to files within 120 days of the end of its fiscal year December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 10, the 2024 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 will be set forth in the 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 will be set forth in the 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2024 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 will be set forth in the 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2024 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 will be set forth in the 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2024 Proxy Statement is incorporated herein by reference.

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

10.2
Trademark License Agreement, dated as of December 17, 2020, between ORIX Real Estate Capital Holdings, LLC, doing business as "Lument," and Hunt Companies Finance Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on December 21, 2020).

10.3	Form of Indemnification Agreement.

10.4
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

10.5
Shareholder Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 18, 2018).

10.6
Registration Rights Agreement, dated as of January 18, 2018, by and between Five Oaks Investment Corp. and Hunt Companies Equity Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 18, 2018).

10.7
Securities Purchase Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Holdings, LLC (incorporated by reference to Exhibit 10.2 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

10.8
Registration Rights Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Holdings, LLC (incorporated by reference to Exhibit 10.3 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the Securities and Exchange Commission on January 3, 2020).

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
Collateral Management Agreement, dated as of June 14, 2021, by and between LFT CRE 2021-FL1, Ltd. and OREC Investment Management, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-35845), which was filed with the SEC on August 9, 2021).

10.16
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

10.17
Credit Agreement, dated as of July 12, 2023, among LMF 2023-1, LLC, as borrower, Massachusetts Mutual Life Insurance Company, as lead lender, Computershare Trust Company, National Association, as loan agent, Wilmington Trust, National Association, as trustee, and various financial institutions and other persons from time to time, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on July 12, 2023).

10.18
Indenture and Security Agreement, dated as of July 12, 2023, among LMF 2023-1, LLC, as issuer, Lument Commercial Mortgage Trust, as advancing agent, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as note administrator and as custodian (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on July 12, 2023).

10.19
Collateral Management Agreement, dated as of July 12, 2023, between LMF 2023-1, LLC and Lument Investment Management, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on July 12, 2023).

10.2
Servicing Agreement, dated as of July 12, 2023, among LMF 2023-1, LLC, Lument Investment Management, LLC, as collateral manager, Lument Real Estate Capital, LLC, as servicer and as special servicer, Lument Commercial Mortgage Trust, as advancing agent, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as note administrator (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on July 12, 2023).

10.21†
Lument Finance Trust, Inc. Independent Directors Stock-for-Fees Program, (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on April 24, 2023).

21.1	List of Subsidiaries of Lument Finance Trust, Inc.*

23.1	Consent of KPMG, LLP *

31.1	Certification Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Incentive Compensation Clawback Policy

99.1
Amended and Restated Third Amendment to Credit and Guaranty, dated August 23, 2021, by and among Lument Finance Trust, Inc., the lenders identified on the signature pages thereto and Cortland Capital Market Services, LLC, as Administrative Agent and as Collateral Agent.*

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

LUMENT FINANCE TRUST, INC.

March 15, 2024	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Flynn	Chief Executive Officer, Chairman of the Board	March 15, 2024
James P. Flynn	(Principal Executive Officer)

/s/ James A. Briggs	Chief Financial Officer (Principal Financial Officer and	March 15, 2024
James A. Briggs	Principal Accounting Officer)

/s/ James C. Hunt	Director	March 15, 2024
James C. Hunt

/s/ Marie D. Reynolds	Director	March 15, 2024
Marie D. Reynolds

/s/ Neil A. Cummins	Director	March 15, 2024
Neil A. Cummins

/s/ William Houlihan	Director	March 15, 2024
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lument Finance Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lument Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses Evaluated on a Collective Basis

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments, as of January 1, 2023. The Company’s allowance for credit losses evaluated on a collective basis (the collective ACL) was $3.5 million out of a total allowance for credit losses of $7.8 million as of January 1, 2023. The Company’s collective ACL was $6.1 million out of a total allowance for credit losses of $6.1 million as of December 31, 2023. The collective ACL methodology estimates expected credit losses primarily using methods that incorporate a probability of default and loss-given-default utilizing a third-party analytical model (PD and LGD model). Determining an allowance for credit loss estimate requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, and (iii) expectation of macroeconomic forecasts over the relevant time period. The Company estimates the allowance for credit losses for its portfolio on a collective basis for loans that share similar risk characteristics. The calculation is applied at the loan level. The Company focused their historical loss information on the most relevant subset of available commercial real estate (CRE) data. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determines its estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables during the reasonable and supportable forecast period. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

We identified the assessment of the January 1, 2023 collective ACL and the December 31, 2023 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the January 1, 2023 collective ACL and December 31, 2023 collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the PD and LGD model used to estimate the expected credit losses and the significant assumptions. Such significant assumptions included (1) selection and weighting of macroeconomic forecast scenarios; (2) reasonable and supportable forecast period; (3) reversion period; and (4) period of historical loss information and the composition of the related proxy data set. The assessment also included an evaluation of the conceptual soundness of the PD and LGD model.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s process to develop the January 1, 2023 collective ACL and December 31, 2023 collective ACL estimates by testing certain sources of data and assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition we involved our credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the collective ACL methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the PD and LGD model by inspecting model documentation to determine whether the models are suitable for their intended use
•evaluating judgments made by the Company relative to the use of the PD and LGD model by comparing them to relevant Company-specific metrics and trends and the applicable industry practices
•evaluating the selection and weighting of the macroeconomic forecast scenarios used by comparing them to the Company's business environment and relevant industry practices
•evaluating the length of the period from which historical loss information was used, the reasonable and supportable forecast period, and the reversion period by comparing to specific portfolio risk characteristics and trends

•assessing the composition of the proxy data set by comparing to Company and specific portfolio risk characteristics

/s/ KPMG LLP

We have served as the Company's auditor since 2019.

New York, New York
March 15, 2024

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2023(1)	December 31, 2022(1)
ASSETS
Cash and cash equivalents	$51,247,063	$43,858,515
Restricted cash	270,129	3,507,850
Commercial mortgage loans held-for-investment, at amortized cost	1,389,940,203	1,076,148,186
Allowance for credit losses	(6,059,006)	(4,258,668)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,383,881,197	1,071,889,518
Mortgage servicing rights, at fair value	691,973	795,656
Accrued interest receivable	8,588,805	5,797,991
Other assets	2,253,280	2,116,007
Total assets	$1,446,932,447	$1,127,965,537

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	1,146,210,752	829,310,498
Secured term loan	47,220,226	46,971,042
Accrued interest payable	4,092,701	2,360,809
Dividends payable	4,654,904	4,131,369
Fees and expenses payable to Manager	1,587,875	1,606,333
Other liabilities	2,373,609	583,989
Total liabilities	1,206,140,067	884,964,040

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,248,631 and 52,231,152 shares issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	522,487	522,252
Additional paid-in capital	314,587,299	314,598,384
Cumulative distributions to stockholders	(179,045,749)	(160,724,426)
Accumulated earnings	47,373,908	31,250,852
Total stockholders' equity	240,692,880	242,901,997
Noncontrolling interests	$99,500	$99,500
Total equity	$240,792,380	$243,001,497

Total liabilities and equity	$1,446,932,447	$1,127,965,537

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of December 31, 2023 and December 31, 2022, assets of the consolidated VIEs totaled $1,384,136,334 and $1,005,507,371, respectively and the liabilities of consolidated VIEs totaled $1,150,207,290 and $831,575,144, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$106,821,510	$56,610,324
Cash and cash equivalents	2,372,488	74,676
Interest expense:
Collateralized loan obligations	(71,041,861)	(29,055,324)
Secured term loan	(3,759,141)	(3,754,872)
Net interest income	34,392,996	23,874,804
Expenses:
Management and incentive fees	4,335,904	4,197,819
General and administrative expenses	3,620,589	3,467,653
Operating expenses reimbursable to Manager	1,897,699	2,116,636
Other operating expenses	2,158,488	309,797
Compensation expense	241,194	240,980
Total expenses	12,253,874	10,332,885
Other income (loss):
Provision for credit losses	(2,524,216)	(4,258,668)
Change in unrealized gain (loss) on mortgage servicing rights	(103,684)	243,659
Servicing income, net	208,997	347,838
Total other (loss)	(2,418,903)	(3,667,171)
Net income before provision for income taxes	19,720,219	9,874,748
(Provision for) income taxes	(5,723)	(11,088)
Net income	19,714,496	9,863,660
Dividends to preferred stockholders	(4,740,000)	(4,740,000)
Net income attributable to common stockholders	$14,974,496	$5,123,660
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$14,974,496	$5,123,660
Weighted average number of shares of common stock outstanding	52,231,296	48,342,347
Basic and diluted income per share	$0.29	$0.11
Dividends declared per weighted average share of common stock	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at January 1, 2022	2,400,000	$57,254,935	24,947,883	$249,434	$233,833,749	$(143,449,310)	$21,387,192	$169,276,000	$99,500	$169,375,500
Issuance of common stock	—	—	27,283,269	272,818	83,214,435	—	—	83,487,253	—	83,487,253
Cost of issuing common stock	—	—	—	—	(2,446,970)	—	—	(2,446,970)	—	(2,446,970)
Restricted stock compensation expense	—	—	—	—	(2,830)	—	—	(2,830)	—	(2,830)
Net income	—	—	—	—	—	—	9,863,660	9,863,660	—	9,863,660
Common dividends declared	—	—	—	—	—	(12,535,116)	—	(12,535,116)	—	(12,535,116)
Preferred dividends declared	—	—	—	—	—	(4,740,000)	—	(4,740,000)	—	(4,740,000)
Balance at December 31, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497

Balance at January 1, 2023	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(3,591,440)	(3,591,440)	—	(3,591,440)
Issuance of common stock	—	—	17,479	235	53,281	—	—	53,516	—	53,516
Cost of issuing common stock	—	—	—	—	(56,940)	—	—	(56,940)	—	(56,940)
Restricted stock compensation expense	—	—	—	—	(7,426)	—	—	(7,426)	—	(7,426)
Net income	—	—	—	—	—	—	19,714,496	19,714,496	—	19,714,496
Common dividends declared	—	—	—	—	—	(13,581,323)	—	(13,581,323)	—	(13,581,323)
Preferred dividends declared	—	—	—	—	—	(4,740,000)	—	(4,740,000)	—	(4,740,000)
Balance at December 31, 2023	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net income	$19,714,496	$9,863,660
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(1,070,701)	(125,098)
Amortization of commercial mortgage loans held-for-investment premiums	19,253	61,144
Accretion of deferred loan fees	(292,073)	(27,084)
Amortization of deferred offering costs	(56,940)	(114,571)
Amortization of deferred financing costs	3,258,892	2,772,870
Provision for credit losses	2,524,216	4,258,668
Unrealized loss/(gain) loss on mortgage servicing rights	103,684	(243,659)
Restricted stock compensation expense	6,194	15,980
Net change in:
Accrued interest receivable	(2,790,814)	(1,820,239)
Other assets	(137,272)	(226,749)
Accrued interest payable	1,731,892	1,656,754
Fees and expenses payable to Manager	(18,458)	(218,809)
Other accounts payable and accrued expenses	1,745,972	436,187
Net cash provided by operating activities	24,738,341	16,289,054
Cash flows from investing activities:
Purchase and origination of commercial mortgage loans held-for-investment	(594,201,680)	(345,921,827)
Principal payments from commercial mortgage loans held-for-investment	277,481,511	293,326,723
Deferred loan fees	—	763,250
Net cash (used in) investing activities	(316,720,169)	(51,831,854)
Cash flows from financing activities:
Proceeds from issuance of common stock	39,896	81,136,045
Dividends paid on common stock	(13,057,788)	(11,646,557)
Dividends paid on preferred stock	(4,740,000)	(4,740,000)
Proceeds from collateralized obligations	317,700,000	—
Payment of deferred financing costs	(3,809,453)	(119,375)
Net cash provided by financing activities	296,132,655	64,630,113
Net increase (decrease) in cash, cash equivalents and restricted cash	4,150,827	29,087,313
Cash, cash equivalents and restricted cash, beginning of period	47,366,365	18,279,052
Cash, cash equivalents and restricted cash, end of period	$51,517,192	$47,366,365

Supplemental disclosure of cash flow information
Cash paid for interest	$69,810,218	$28,380,571

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$4,654,904	$4,315,119

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. and LMF 2023-1, LLC for potential consolidation At December 31, 2023, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1, Ltd. and LMF 2023-1, LLC based on its power to direct the activities that most significantly impact the economic performance of LFT 2021-FL1, Ltd. and LMF 2023-1, LLC and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities.

Collateralized Loan Obligations and Secured Financings

CLOs and secured financings represent third-party liabilities of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (collectively, the "2021-FL1 CLO") and LMF 2023-1, LLC ("LMF 2023-1 Financing"). The 2021-FL1 CLO and LMF 2023-1 Financing are VIEs and Management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing. Accordingly the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing do not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") was $234,850,000 and $166,250,000 at December 31, 2023 and December 31, 2022, respectively.

In the second quarter of 2023, $1,684,618 in costs related to a previously contemplated public CRE CLO were expensed as "Other operating expenses" in the statement of operations as a result of abandoning the contemplated transaction due to the then current capital market environment.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

Restricted cash includes cash held within 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2023 and the 2021-FL1 CLO as of December 31, 2022, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$51,247,063	$43,858,515
Restricted cash 2021-FL1 CLO	71,826	3,507,850
Restricted cash LMF 2023-1 Financing	198,303	—
Total cash, cash equivalents and restricted cash	$51,517,192	$47,366,365

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
•Collateralized loan obligations and secured financings: The Company determines the fair value of collateralized loan obligations and secured financings by utilizing a third-party pricing service. In determining the value of a particular investment, pricing service providers may use market spreads, inventory levels, trade and bid history, as well as market insight from clients, trading desks and global research platform.
•Secured term loan: The Company determines the fair value of its secured term loan based on a discounted cash flow methodology.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

As of December 31, 2023, the Company held one loan, collateralized by a multifamily property, with an unpaid principal balance of $8.9 million on non-accrual status with interest collections accounted for under the cost recovery method. Additionally, as of December 31, 2023, the Company held one loan, collateralized by a multifamily property, with unpaid principal balance of $36.8 million on non-accrual status with interest collections accounted for on the cash basis method. See Notes 3 and 16 for further discussion.

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASC 2016-13 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" in the consolidated balance sheets. The change to the allowance for credit loss recorded on January 1, 2023 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the allowance for credit losses are recognized through net income on our consolidated statements of operations. In connection with the adoption of ASU 2016-13, we recorded a $3.6 million decrease to accumulated earnings as of January 1, 2023.

The Company's implementation process included a selection of a credit loss analytical model, completion and documentation of policies and procedures, changes to internal reporting processes and related internal controls and additional disclosures. A control framework for governance, data, forecast and model controls was developed to support the allowance for credit losses process. Determining an allowance for credit loss estimate requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the current credit quality of loans and operating performance of loan collateral and the Company's expectations of performance and (iii) expectation of macroeconomic forecasts over the relevant time period.

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely-used third-party analytical model with historical loan losses for over 100,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("CPR") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year, however, the Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

Any loans considered to be a Default Risk or otherwise deemed to be collateral dependent will be individually evaluated for a specific allowance for credit losses. A loan is considered collateral dependent when the Company determines that the facts and circumstances of the loan deem the debtor to be experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. If a loan is considered to be collateral dependent, a specific allowance for credit losses is recorded to reduce the carrying value of the loan through a charge to the provision for (reversal of) credit losses. The specific allowance for credit losses is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

Prior to the adoption of ASU 2016-13, the Company established an allowance for credit loss under the incurred loss model which required analysis of Default Risk loans and those determined to be collateral dependent in a manner consistent with the specific allowance described above. In addition, the Company evaluated the entire loan portfolio to determine whether the portfolio had any impairment that required a valuation allowance on the remainder of the portfolio.

The following table illustrates the day-one financial statement impact of the adoption of ASU 2016-13 on January 1, 2023:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

Common Stock

At December 31, 2023, and December 31, 2022, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. On February 22, 2022, the Company closed a transferable common stock rights offering and issued 27,277,269 shares of common stock. The Company had 52,248,631 shares of common stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively.

Stock Repurchase Program

On December 15, 2015, the Company’s Board of Directors (the "Board") authorized a stock repurchase program ("Repurchase Program") to repurchase up to $10 million of the Company’s outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

 Preferred Stock

At December 31, 2023 and December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

preferred stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation using the fair-value based methodology prescribed by ASC 718, Share-Based Payment ("ASC 718"). Compensation cost related to restricted common stock issued to the Company's independent directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. See Note 9 for details of stock-based awards issuable under the Company's prior equity incentive plan, which expired on December 18, 2022 and is no longer being used to issue new equity awards.

Comprehensive Income (Loss) Attributable to Common Stockholders

For the years ended December 31, 2023 and December 31, 2022, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Credit Losses

On January 1, 2023 we adopted ASU 2016-13, which utilizes CECL for the recognition of credit losses for our commercial mortgage loans held-for-investment at amortized cost, at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected credit losses. This methodology replaces the multiple impairment methods in GAAP that generally required that a loss be incurred before it is recognized. We adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2023 have been unadjusted and reported in accordance with previously applicable GAAP. Upon adoption of ASU 2016-13 on January 1, 2023, the Company recorded a cumulative-effect adjustment to accumulated earnings of $3.6 million, of $0.07 per common share, subsequent changes to the allowance for credit losses are recognized in net income on our consolidated statement of operations..

The allowance for credit losses required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of related commercial mortgage loans on our balance sheet, which will reduce our stockholders' equity. ASU 2016-13 does not require use of a particular method for determining the

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowance for credit losses, but it does specify the allowance should be based on relevant information about past events, including historical loss experience, composition of current commercial mortgage loan portfolio, current conditions in real estate and capital markets, and reasonable and supportable forecasts for the expected contractual term adjusted for prepayments and extensions, where applicable, of each loan. Additionally, but for a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to CECL incur some amount of valuation reserve to reflect the underlying principle of the CECL model, that all loans, debt securities and similar financial assets bear some inherent risk of loss regardless of credit quality, amount of subordinate capital, or other risk mitigants. See Note 2 "Commercial Mortgage Loans Held-for-Investment" for further discussion on CECL implementation.

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

In December 2022, the FASB issued ASU 2022-06, deferring the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022 to December 31, 2024. ASC 848 provides temporary relief relating to potential accounting impact relating to replacement of LIBOR or other reference rates expected to be discounted as a result of reference rate reform. As of December 31, 2023, one-month term SOFR is utilized as the floating benchmark rate on all our floating rate loans and related financings.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides for new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently evaluating the impact of the update on the Company's consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of the update on the Company's consolidated financial statements.

NOTE 3 - COMMERCIAL MORTGAGE LOAN HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of December 31, 2023 and December 31, 2022:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
Allowance for credit losses	N/A	$(6,059,006)
	$1,397,385,160	$1,383,881,197	88	100.0%	8.9%	2.9

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2022
Loans held-for-investment
Senior secured loans(4)	$1,076,865,099	$1,076,148,186	71	100.0%	7.6%	3.5
	N/A	$(4,258,668)
	$1,076,865,099	$1,071,889,518	71	100.0%	7.6%	3.5

(1)    Carrying Value includes $7,000,863 in unaccreted purchase discounts as of December 31, 2023, there were no unaccreted purchase discounts as of December 31, 2022

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
(2)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% as of December 31, 2022, and 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.33% and 4.19% as of December 31, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.38% and 0.27%, respectively. As of December 31, 2023, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 77.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 22.6% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR..
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2022, $996,511,403 of the outstanding senior secured loans were held in VIEs and $75,378,115 of the outstanding senior secured loans were held outside of VIEs.

Activity: For the years ended December 31, 2023 and December 31, 2022, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2021	$1,001,825,294
Purchases and advances	345,158,577
Principal payments	(270,926,723)
Accretion of purchase discount	125,098
Amortization of purchase premium	(61,144)
Accretion of deferred loan fees	27,084
Provision for credit losses	(4,258,668)
Balance at December 31, 2022	$1,071,889,518
Purchases and advances	594,201,680
Principal repayments	(277,481,511)
Accretion of purchase discount	1,070,701
Amortization of purchase premium	(19,253)
Accretion of deferred loan fees	292,073
Cumulative-effect adjustment upon adoption of ASU 2013-16	(3,549,501)
Provision for credit losses	(2,522,510)
Balance at December 31, 2023	$1,383,881,197

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of December 31, 2023 and December 31, 2022:

December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019
1	—	$—	$—	$—	$—	$—
2	3	37,720,000	—	37,276,159	—	—
3	67	1,019,844,272	17,887,019	449,921,414	542,010,684	—
4	16	294,150,124	—	134,664,646	156,450,510	—
5	2	45,670,764	—	—	8,889,177	36,781,588
	88	$1,397,385,160	$17,887,019	$621,862,219	$707,350,371	$36,781,588

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2019	2018	2017
1	—	$—	$—	$—	$—	$—	$—
2	11	153,933,750	85,198,084	67,999,500	—	—	—
3	55	852,474,681	101,654,140	672,421,907	42,077,193	16,672,623	19,668,071
4	3	47,448,000	15,000,000	32,448,000	—	—	—
5	2	23,008,668	—	12,750,000	—	6,000,000	—
	71	$1,076,865,099	$201,852,224	$785,619,407	$42,077,193	$22,672,623	$19,668,071

As of December 31, 2023, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 75.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2022, the average risk rating of the commercial mortgage loan portfolio was 3.0 (Moderate Risk), weighted by investment carrying value, with 93.8% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio has increased during the year ended December 31, 2023. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $41.2 million, a risk rating of "3" of $192.6 million and a risk rating of "5" of $14.1 million, offset by purchases of commercial mortgage loans with a risk rating of "2" of $7.0 million, a risk rating of "3" of $475.5 million and a risk rating of "4" of $85.9 million during the year ended December 31, 2023. Additionally, $82.1 million of loans with a risk rating of "2" transitioned to a risk rating of "3", $169.9 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $36.8 million of loans transitioned from a risk rating of "3" to a risk rating of "5", and $9.1 million of loans transitioned from a risk rating of "4" to a risk rating of "3".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of December 31, 2023 and December 31, 2022:

Loans Held-for-Investment

	December 31, 2023	December 31, 2022
Geography
South	43.5%	46.6%
Southwest	29.4	26.7
Mid-Atlantic	15.0	12.4
Midwest	7.9	8.0
West	4.2	6.3
Total	100.0%	100.0%

	December 31, 2023	December 31, 2022
Collateral Property Type
Multifamily	94.0%	89.6%
Healthcare	5.5	6.4
Self-Storage	0.5	1.8
Retail	—	1.6
Office	—	0.6
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the years ended December 31, 2023 and December 31, 2022 in the provision for credit losses on loans held-for-investment.

	Year ended
	December 31, 2023	December 31, 2022
Allowance for credit losses at beginning of period	$4,258,668	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	3,549,501	—
Provision for credit losses	2,522,510	4,258,668
Charge offs	(4,271,673)	—
Allowance for credit losses at end of period	$6,059,006	$4,258,668

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

The following table presents the changes for the years ended December 31, 2023 and December 31, 2022 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Year ended
	December 31, 2023	December 31, 2022
Allowance for credit losses at beginning of period	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	41,939	—
Provision for credit losses	1,708	—
Allowance for credit losses at end of period	$43,647	$—

The following tables presents the allowance for credit losses for loans held for investment:

	December 31, 2023
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$6,059,006	$—	$6,059,006
Unfunded loan commitments	43,647	—	43,647
Total allowance for credit losses	$6,102,653	$—	$6,102,653
Total unpaid principal balance	$1,397,385,160	$—	$1,397,385,160

	December 31, 2022
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$—	$4,258,668	$4,258,668
Unfunded loan commitments	—	—	—
Total allowance for credit losses	$—	$4,258,668	$4,258,668
Total unpaid principal balance	$—	$10,258,668	$10,258,668

The Company's $3.6 million change to the allowance for credit losses, due to the adoption of CECL methodology in the first quarter of 2023 (as described in Note 2) over performing loans on which the Company had not carried an allowance for credit losses is reflected as a direct charge to retained earnings on our Consolidated Statements of Changes in Equity. During the year ended December 31, 2023, the Company recorded an increase of $2.5 million in the allowance for credit losses, bringing the total allowance for credit loss to $6.1 million as of December 31, 2023. For the year ended December 31, 2023, the Company's estimate of expected credit losses increased primarily due to changes in inflationary macroeconomic assumptions employed in determining the Company's model-based general reserve, softening in CRE prices and an increase in loans held for investment, primarily due to the closing of LMF 2023-1 Financing.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of December 31, 2023 or December 31, 2022.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the year ended December 31, 2023.

During the period ended December 31, 2022 and throughout 2023, management identified one loan, collateralized by a multifamily property in Columbus, Ohio, with an initial unpaid principal value of $12.8 million as impaired due to monetary default resulting in a risk rating of "5." In the first quarter of 2023, this loan, which is currently in receivership, was placed on non-accrual status with interest collections accounted for under the cost recovery method. As of December 31, 2023, the carrying value of this loan was $8.9 million, which reflects a $5.0 million payment received on November 25, 2023 under an insurance claim, of which $3.1 million was applied to carrying value reduction and a $1.9 million payable established primarily related to a tenant settlement. As of December 31, 2023, no specific reserves were required after analysis of the underlying collateral value. Subsequent to December 31, 2023, we received additional insurance proceeds in the amount of $13.5 million which reduced the carrying value of this loan on our consolidated balance sheets to $0. See Note 16 for further discussion.

During the period ended December 31, 2023, management identified one loan, collateralized by a multifamily property in Virginia Beach, VA, with an unpaid principal balance of $36.8 million as impaired due to monetary default resulting in a risk rating of "5"; however no specific asset reserves were required after analysis of underlying collateral value. This loan is on non-accrual status as a result as a result of monetary default and impaired loan classification. Subsequent to December 31, 2023, the Company and the borrower entered into a loan modification and the loan was loan returned to accrual status. See Note 16 for further discussion.

During the period ended December 31, 2023, a previously risk rated "5" loan collateralized by a multifamily property in Orlando, FL with an unpaid principal balance of $19.6 million, was brought current with respect to interest payments and restored to accrual status.

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

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

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period, which expired in December 2023, that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%.

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day Term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms. The financing has an initial two-year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.

The 2021-FL1 CLO and LMF 2023-1 Financing are subject to collateralization and coverage tests that are customary for these types of securitizations. As of December 31, 2023, and December 31, 2022 all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2023 and December 31, 2022 included the following VIE assets and liabilities:

ASSETS	December 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$270,217	$3,507,850
Accrued interest receivable	8,588,805	5,488,118
Investment related receivable	—	—
Loans held for investment	1,375,277,312	996,511,403
Total Assets	$1,384,136,334	$1,005,507,371

LIABILITIES
Accrued interest payable	$3,996,538	$2,264,646
Collateralized loan obligations(1)	1,146,210,752	829,310,498
Total Liabilities	$1,150,207,290	$831,575,144
Equity	233,929,044	173,932,227
Total liabilities and equity	$1,384,136,334	$1,005,507,371

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing. as of December 31, 2023 and December 31, 2022:

As of December 31, 2023
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	87	1,388,495,984	1,375,277,312	8.91%
Financings provided	2	1,151,450,000	1,146,210,752	7.35%

As of December 31, 2022
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	64	996,492,150	996,511,403	7.60%
Financings provided	1	833,750,000	829,310,498	5.75%

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $7,159,664 as of December 31, 2023, there were no unaccreted purchase discounts as of December 31, 2022. The carrying value for 2021-FL1 CLO is net of debt issuance costs of $1,911,547 and $4,439,502 for December 31, 2023, and December 31, 2022, respectively, and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $3,327,701.
(2)    Weighted average coupon assumes applicable one-month LIBOR of 4.18% as of December 31, 2022 and 30-day Term SOFR of 5.33% and 4.19% as of December 31, 2023 and December 31, 2022, respectively, inclusive of weighted average interest rate floors of 0.38% and 0.25%, respectively. As of December 31, 2023, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day Term SOFR. As of December 31, 2022, 80.4% of the investments by total investment exposure earned a floating rate indexed to one-month LIBOR and 19.6% of the investments by total investment exposure earned a floating indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 5.36% as of December 31, 2023 and one-month LIBOR of 4.32% as of December 31, 2022, respectively and spreads of 1.99% and 1.43% for December 31, 2023 and December 31, 2022.

The statement of operations related to the 2021-FL1 CLO and LMF 2023-1 Financing. at December 31, 2023 and December 31, 2022 include the following income and expense items:

Statements of Operations	December 31, 2023	December 31, 2022
Interest income	$105,008,175	$53,264,413
Interest expense	71,041,861	29,055,324
Net interest income	$33,966,314	$24,209,089
Less:
Provision for credit losses	$2,745,791	$—
General and administrative fees	755,745	614,149
Net income	$30,464,778	$23,594,940

NOTE 5 - RESTRICTED CASH

2021-FL1 CLO was actively managed with an initial reinvestment period of 30 months which expired in December 2023. LMF 2023-1 Financing is actively managed with initial reinvestment period of 24 months that expires in July 2025. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within LMF 2023-1 Financing in accordance with the terms and conditions of its respective governing agreement.

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($529,774 at December 31, 2023 and $778,958 at December 31, 2022). As of December 31, 2023 and December 31, 2022, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 6 – SECURED TERM LOAN (Continued)

	December 31, 2023		December 31, 2022
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2023 and December 31, 2022, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MSRs

As of December 31, 2023, the Company retained the servicing rights associated with an aggregate principal balance of $67,283,657 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity as of the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Balance at beginning of year	$795,656	$551,997
Changes in fair value due to:
Realized loss	—	—
Changes in valuation inputs or assumptions used in valuation model	(23,963)	344,617
Other changes to fair value(1)	(79,720)	(100,958)
Balance at end of year	$691,973	$795,656
Loans associated with MSRs(2)	$67,283,657	$74,798,949
MSR values as percent of loans(3)	1.03%	1.06%

(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at December 31, 2023 and December 31, 2022, respectively.
(3)Amounts represent the carrying value of MSRs at December 31, 2023 and December 31, 2022, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Servicing income, net	$208,997	$347,838
Income from MSRs, net	$208,997	$347,838

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of December 31, 2023 and December 31, 2022:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 8 – FAIR VALUE (Continued)

	December 31, 2023
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2023
Assets:
Mortgage servicing rights	$—	$—	$691,973	$691,973
Total	$—	$—	$691,973	$691,973

	December 31, 2022
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2022
Assets:
Mortgage servicing rights	$—	$—	$795,656	$795,656
Total	$—	$—	$795,656	$795,656

As of December 31, 2023 and December 31, 2022, the Company had $691,973 and $795,656, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 8.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2023 and December 31, 2022:

As of December 31, 2023
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 10.3%	8.2%
	Discount rate	12.0%	12.0%

As of December 31, 2022
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 9.4%	8.1%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$51,247,063	$51,247,063	$51,247,063
Restricted cash	1	270,129	270,129	270,129
Commercial mortgage loans held-for-investment	3	1,383,881,197	1,397,385,160	1,388,355,730
Total		$1,435,398,389	$1,448,902,352	$1,439,872,922

Liabilities:
Collateralized loan obligations	2	$1,146,210,752	$1,151,450,000	$1,128,250,991
Secured term loan	3	47,220,226	47,750,000	46,191,524
Total		$1,193,430,978	$1,199,200,000	$1,174,442,515

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 8 – FAIR VALUE (Continued)

	December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$43,858,515	$43,858,515	$43,858,515
Restricted cash	1	3,507,850	3,507,850	3,507,850
Commercial mortgage loans held-for-investment	3	1,071,889,518	1,076,865,099	1,064,407,588
Total		$1,119,255,883	$1,124,231,464	$1,111,773,953

Liabilities:
Collateralized loan obligations	2	$829,310,498	$833,750,000	$803,308,375
Secured term loan	3	$46,971,042	$47,750,000	$44,563,236
Total		$876,281,540	$881,500,000	$847,871,611

Estimates of cash and cash equivalents and restricted cash are measured using quoted prices, or Level 1 inputs. Estimates of the fair value of collateralized loan obligations and secured financings are measured using observable, quoted market prices, in active markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

NOTE 9 - RELATED PARTY TRANSACTIONS

Management and Incentive Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the manager a management fee equal to 1.5% of Stockholders' Equity per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity includes the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. Additionally, starting in the first full calendar quarter following January 3, 2020 the Company was also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) Stockholders' Equity as of the end of such fiscal quarter, and (ii) 8% per annum. The initial term of our management agreement expired on January 3, 2023, with automatic, one-year renewals thereafter.

For the year ended December 31, 2023, the Company incurred management fees of $4,335,904 (2022: $4,197,819), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,080,000 (2022: $1,089,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the years ended December 31, 2023 and December 31, 2022, the Company did not incur any incentive fees.

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

For the year ended December 31, 2023, the Company incurred reimbursable expenses of $1,897,699 (2022: $2,116,636) recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $507,875 (2022: $517,333) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee, capped at a waived exit fee of 1%. For the year ended December 31, 2023, the Company waived $959,930 in gross exit fees, reducing reimbursed expenses due to the Manager by $479,965 and for the year ended December 31, 2022, the Company waived $1,241,657 in gross exit fees, reducing reimbursed expenses due to the Manager by $620,829.

Manager Equity Plan

The Company had in place a Manager Equity Plan, which expired December 18, 2022, under which the Company had the ability to provide equity compensation to the Manager and the Company's independent directors, consultants, or officers. The Manager, in its sole discretion, could allocate any awards

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

it received under the Manager Equity Plan to its directors, officer employees or consultants. The Company was able to issue under the Manager Equity Plan up to 3.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis) at the time of each award.

The following table summarizes the activity related to restricted common stock for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	6,000	$2.27	4,500	$4.18
Granted	—	—	6,000	2.27
Vested	(6,000)	2.27	(4,500)	4.18
Outstanding Unvested Shares at End of Period	—	$—	6,000	$2.27

For the year ended December 31, 2023, the Company recognized compensation expense related to restricted common stock of $6,194 (2022: $15,980). The Company has no unrecognized compensation expense as of December 31, 2023 (2022: $6,194) for unvested shares of restricted common stock.

Lument Structured Finance

During the year ended December 31, 2023, we (a) purchased eight loans with an aggregate unpaid principal balance of $121.5 million at par from Lument Structured Finance ("LSF"), an affiliate of our Manager; (b) purchased thirty-one loans with an aggregate unpaid principal balance of $459.2 million at a discount of $7.9 million from LSF; (c) purchased three funded advances with an aggregate unpaid principal balance of $5.7 million at par from LSF and (d) purchased eighteen funded advances with an aggregate unpaid principal balance of $26.0 million at a discount of $0.3 million from LSF.

During the year ended December 31, 2022, we purchased twenty-three loans with an aggregate unpaid principal balance of $269.5 million at par from LSF.

Lument Real Estate Capital, LLC

Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, was appointed the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021 and LMF 2023-1 Financing in July 2023 and continues to serve in this role.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX’s wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC") functions as the central counterparty with which buyers and sellers transact, and acts as the buyer’s counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement")

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 10 – GUARANTEES (Continued)

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $121.0 million and $171.7 million as of December 31, 2023 and December 31, 2022, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2023, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2023.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2023, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of December 31, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2023, LSF, an affiliate of the Manager, had $54.3 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2023, LSF, an affiliate of the Manager, had $22.9 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2022, LCMT had $6.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2022, LSF, an affiliate of the Manager, had $71.3 million in unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

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

NOTE 12 - EQUITY

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 12 – EQUITY (Continued)

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,248,631 and 52,231,152 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.

On February 22, 2022, the Company closed a transferable common stock rights offering. The Company issued and sold 27,277,679 shares of common stock at a price of $3.06 per share resulting in gross proceeds of approximately $83.5 million.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. No share repurchases have been made since January 19, 2016. Through December 31, 2023, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of December 31, 2023, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At December 31, 2023 and December 31, 2022, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2023, and December 31, 2022. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

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

Distributions to stockholders

For the 2023 taxable year to date, the Company has declared dividends to common stockholders totaling $13,581,323, or $0.26 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 16, 2023	March 31, 2023	April 17, 2023	$3,133,869	$0.060
June 14, 2023	June 30, 2023	July 17, 2023	$3,133,869	$0.060
September 14, 2023	September 29, 2023	October 16, 2023	$3,656,181	$0.070
December 12, 2023	December 29, 2023	January 16, 2024	$3,657,404	$0.070

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the year ended December 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 16, 2023	April 3, 2023	April 17, 2023	$1,181,250	$0.49219
June 14, 2023	July 3, 2023	July 17, 2023	$1,181,250	$0.49219
September 14, 2023	October 2, 2023	October 16, 2023	$1,181,250	$0.49219
December 12, 2023	January 2, 2024	January 16, 2024	$1,181,250	$0.49219

Non-controlling interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the years ended December 31, 2023 and December 31, 2022, are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 12 – EQUITY (Continued)

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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company has issued 17,479 shares with a weighted-average price of $2.2825 pursuant to the Stock-for-Fees Program as of December 31, 2023.

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

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Net income		$19,714,496		$9,863,660
Less dividends expense:
Common stock	$13,581,323		$12,535,116
Preferred stock	4,740,000		4,740,000
		18,321,323	—	17,275,116
Undistributed earnings (deficit)		$1,393,173		$(7,411,456)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.26	$0.26	$0.26	$0.26
Undistributed earnings (deficit)	$0.03	$0.03	—	(0.15)
Total	$0.29	$0.29	$0.26	$0.11

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 13 – EARNINGS PER SHARE (Continued)

	For the years ended December 31,
	2023	2022
Basic weighted average shares of common stock outstanding	52,228,567	48,337,029
Weighted average of non-vested restricted stock	2,729	5,318
Diluted weighted average shares of common stock outstanding	52,231,296	48,342,347

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of December 31, 2023 and 2022, we were in compliance with all REIT requirements.

The following table presents our provision for income taxes:

	Year Ended December 31,
	2023	2022
Deferred tax expense	$5,723	$11,088
Provision for income tax expense	$5,723	$11,088

The following is a reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
U.S. federal statutory income tax	21.0%	21.0%
REIT income not subject to federal income tax	(21.0)%	(20.1)%
State and local income taxes, net of federal tax benefit	0.0%	(0.4)%
Return to provision	0.0%	(0.6)%
Effective income tax rate	0.0%	(0.1)%

The differences between the Company's statutory rate and effective rate are largely determined by the amount of income subject to tax by the Company's TRS subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2023 and 2022, the Company's net deferred tax assets were $1.3 million and $1.3 million, respectively, and are included in other assets in the Company's consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent on our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary difference. The amount of deferred tax assets considered realizable is subject to adjustment in future periods of future taxable income change.

The TRS has a deferred tax asset , comprised of the following:

	As of December 31, 2023	As of December 31, 2022
Accumulated net operating losses of TRS	$1,372,235	$1,229,334
Mortgage servicing rights	$(116,648)	$19,456
Capitalized transaction costs	$68,862	$81,382
Net non-current deferred tax asset	$1,324,449	$1,330,172

At December 31, 2023, and 2022, the TRS had net operating loss carryforwards for federal income tax purposes of $4.5 million and $4.0 million, which are available to offset future taxable income and begin expiring in 2034.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023

NOTE 15 INCOME TAXES (Continued)

As of December 31, 2023, the Company has concluded that there are no material uncertain tax positions requiring recognition in the Company's consolidated financial statements. As of December 31, 2023, tax years 2019 through 2022 remain subject to examination by taxing authorities.

REIT Qualification

During tax years 2022 and 2023 the Company passed all the requisite ownership, asset and income tests.

NOTE 16 - SUBSEQUENT EVENTS

On January 18, 2024, the Company received a second insurance payment, in the amount of approximately $13.5 million, relating to a “5” risk rated loan collateralized by a multifamily property in Columbus, Ohio, currently in receivership, which had a carrying value of $8.9 million as of December 31, 2023. The application of these insurance proceeds will reduce the carrying value of this loan to $0, and it is expected that after taking into consideration certain legal and other costs and amounts deemed recoverable, will result in the recognition of approximately $1.9 million of income in the quarter ending March 31, 2024.

On February 5, 2024, LFT CRE 2021-FL1, Ltd, as lender, and the borrower on a loan collateralized by a multifamily property in Virginia Beach, VA, entered into an amendment which modified the terms of the underlying loan agreement. The loan, which had an unpaid principal balance of $36.8 million as of December 31, 2023, was on non-accrual status as of such date and was risk rated a “5” due to monetary default. In connection with the modification, the borrower, among other things, made a principal payment of approximately $3.6 million and brought current any past due interest, escrows and reserves, which will result in interest of approximately $0.5 million that was unpaid as of December 31, 2023 being recognized as income in the quarter ending March 31, 2024. The note rate on the loan has been amended to SOFR + 400 basis points from SOFR + 327 basis points and the stated maturity date of the loan has been amended to April 5, 2024, with the ability for borrower to extend, under certain conditions, to May 3, 2024.

Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2023

Type of Loan/Borrower Senior Mortgage Loans(1)	Description/Location	Interest(2) Payment Rates	Extended Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Balance	Carrying Amount of Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily /FL	S+3.05%	2027	I/O	$—	$51,375,000	$51,347,584
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Multifamily / Diversified	S+3.25% - 4.15%	2023 - 2027	I/O	—	1,262,542,660	1,250,030,392
Senior Loan	Healthcare/ Diversified	S+4.00%	2025 - 2026	I/O	—	76,100,000	75,209,274
Borrower B	Self-Storage / NY	S+3.60%	2027	I/O	—	7,367,500	7,293,947
Total senior loans					$—	$1,397,385,160	$1,383,881,197

(1)Includes senior mortgage loans and pari passu participations in senior mortgage loans.
(2)S = 30-day term SOFR rate
(3)Extended maturity date assumes all extension options are exercised
(4)I/O = interest only
(5)Represents only third party liens

1.Reconciliation of Mortgage Loans on Real Estate

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2023	2022
Balance at January 1,	$1,071,889,518	$1,001,825,294
Additions during period:
Mortgage loans purchased	594,201,680	345,158,577
Deductions during period
Mortgage loan repayments	(277,481,511)	(270,926,723)
Accretion of purchase discount	1,070,701	125,098
Amortization of purchase premium	(19,253)	(61,144)
Accretion of deferred loan fees	292,073	27,084
Cumulative-effect adjustment upon adoption of ASU 2016-13	(3,549,501)	—
Provision for credit losses	(2,522,510)	(4,258,668)
Balance at December 31,	$1,383,881,197	$1,071,889,518