Form 10-Q
period 2024-03-31
Lument Finance Trust, Inc.
filed 2024-05-09
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2024
Common stock, $0.01 par value	52,257,315

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2024(1)	December 31, 2023(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$64,573,372	$51,247,063
Restricted cash	72,182	270,129
Commercial mortgage loans held-for-investment, at amortized cost	1,293,295,378	1,389,940,203
Less: Allowance for credit losses	(7,816,462)	(6,059,006)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,285,478,916	1,383,881,197
Mortgage servicing rights, at fair value	696,600	691,973
Accrued interest receivable	8,463,278	8,588,805
Investment related receivable	17,320,000	—
Other assets	1,587,577	2,253,280
Total assets	$1,378,191,925	$1,446,932,447

LIABILITIES AND EQUITY
LIABILITIES
Collateralized loan obligations and secured financings, net	1,075,890,203	1,146,210,752
Secured term loan, net	47,282,352	47,220,226
Accrued interest payable	3,850,616	4,092,701
Dividends payable	4,659,261	4,654,904
Fees and expenses payable to Manager	3,072,500	1,587,875
Other liabilities(2)	501,691	2,373,609
Total liabilities	1,135,256,623	1,206,140,067

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized,52,257,315 and 52,248,631 shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	522,574	522,487
Additional paid-in capital	314,592,963	314,587,299
Cumulative distributions to stockholders	(183,888,760)	(179,045,749)
Accumulated earnings	54,354,090	47,373,908
Total stockholders' equity	242,835,802	240,692,880
Noncontrolling interests	$99,500	$99,500
Total equity	$242,935,302	$240,792,380

Total liabilities and equity	$1,378,191,925	$1,446,932,447

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of March 31, 2024 and December 31, 2023, assets of consolidated VIEs totaled $1,311,421,901 and $1,384,136,334, respectively and the liabilities of consolidated VIEs totaled $1,079,644,656 and $1,150,207,290 respectively. See Note 4 for further discussion.

(2)     Includes $63,064 and $43,647 of Current Expected Credit Loss ("CECL") allowance related to unfunded commitments on commercial mortgage loans, net as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$34,790,118	$21,944,661
Cash and cash equivalents	651,403	261,665
Interest expense:
Collateralized loan obligations and secured financings	(21,511,754)	(13,033,046)
Secured term loan	(937,210)	(926,912)
Net interest income	12,992,557	8,246,368
Expenses:
Management and incentive fees	2,568,207	1,087,262
General and administrative expenses	1,134,136	948,066
Operating expenses reimbursable to Manager	470,167	509,986
Other operating expenses	36,480	64,584
Compensation expense	58,750	62,108
Total expenses	4,267,740	2,672,006
Other income and expense:
(Provision for) reversal of credit losses, net	(1,776,873)	179,684
Change in unrealized (loss) gain on mortgage servicing rights	4,627	(49,129)
Servicing income, net	38,503	51,528
Total other income and expense	(1,733,743)	182,083
Net income before provision for income taxes	6,991,074	5,756,445
(Provision for) benefit from income taxes	(10,892)	10,246
Net income	6,980,182	5,766,691
Dividends accrued to preferred stockholders	(1,184,999)	(1,184,958)
Net income attributable to common stockholders	$5,795,183	$4,581,733
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$5,795,183	$4,581,733
Weighted average number of shares of common stock outstanding	52,249,299	52,231,152
Basic and diluted income per share	$0.11	$0.09
Dividends declared per share of common stock	$0.07	$0.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2023	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380
Issuance of common stock	—	—	8,684	87	19,860	—	—	$19,947	—	$19,947
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Restricted stock compensation expense	—	—	—	—	—	—	—	$—	—	$—
Net income	—	—	—	—	—	—	6,980,182	$6,980,182	—	$6,980,182
Common stock dividends	—	—	—	—	—	(3,658,012)	—	$(3,658,012)	—	$(3,658,012)
Preferred stock dividends	—	—	—	—	—	(1,184,999)	—	(1,184,999)	—	$(1,184,999)
Balance at March 31, 2024	2,400,000	$57,254,935	52,257,315	$522,574	$314,592,963	$(183,888,760)	$54,354,090	$242,835,802	$99,500	$242,935,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497
Cost of issuing common stock	—	—	—	—	(14,040)	—	—	(14,040)	—	(14,040)
Restricted stock compensation expense	—	—	—	—	3,358	—	—	3,358	—	3,358
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	(3,591,440)	(3,591,440)	—	(3,591,440)
Net income	—	—	—	—	—	—	5,766,691	5,766,691	—	5,766,691
Common stock dividends	—	—	—	—	—	(3,133,869)	—	(3,133,869)	—	(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2023	2,400,000	$57,254,935	52,231,152	$522,252	$314,587,702	$(165,043,253)	$33,426,103	$240,747,739	$99,500	$240,847,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Cash flows from operating activities:
Net income	$6,980,182	$5,766,691
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(711,236)	—
Amortization of commercial mortgage loans held-for-investment premiums	—	5,287
Accretion of deferred loan fees	(57,323)	(64,293)
Amortization of deferred offering costs	(14,196)	(14,040)
Amortization of deferred financing costs	945,782	684,771
Provision for credit losses, net	1,757,456	(179,684)
Unrealized loss (gain) on mortgage servicing rights	(4,627)	49,129
Restricted stock compensation expense	—	3,358
Net change in:
Accrued interest receivable	125,527	(141,184)
Other assets	665,703	(150,577)
Accrued interest payable	(242,085)	144,100
Fees and expenses payable to Manager	1,484,625	(2,333)
Other liabilities	(1,871,916)	(259,282)
Net cash provided by operating activities	9,057,892	5,841,943
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	—	—
Principal payments from commercial mortgage loans held-for-investment	80,093,383	51,625,741
Net cash (used in) investing activities	80,093,383	51,625,741
Cash flows from financing activities:
Proceeds from issuance of common stock	19,947	—
Payment of collateralized loan obligations	(71,204,206)	—
Dividends paid on common stock	(3,657,404)	(3,133,869)
Dividends paid on preferred stock	(1,181,250)	(1,181,250)
Net cash provided by financing activities	(76,022,913)	(4,315,119)
Net increase in cash, cash equivalents and restricted cash	13,128,362	53,152,565
Cash, cash equivalents and restricted cash, beginning of period	51,517,192	47,366,365
Cash, cash equivalents and restricted cash, end of period	$64,645,554	$100,518,930

Supplemental disclosure of cash flow information
Cash paid for interest	$21,745,268	$13,131,087
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$4,659,261	$4,318,827

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission ('SEC") on March 15, 2024.

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (collectively, the "2021-FL1 CLO") and LMF 2023-1, LLC ("LMF 2023-1 Financing") for potential consolidation. At March 31, 2024, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1 CLO and LMF 2023-1 Financing based on its power to direct the activities that most significantly impact the economic performance of LFT 2021-FL1 CLO and LMF 2023-1 Financing and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities.

Collateralized Loan Obligations and Secured Financings

CLOs and secured financings represent third-party liabilities of 2021-FL1 CLO and LMF 2023-1 Financing. The 2021-FL1 CLO and LMF 2023-1 Financing are VIEs and Management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing do not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. The Company's maximum exposure to loss from collateralized loan obligations ("CLO") and secured financings was $234,850,000 and $166,250,000 at March 31, 2024 and December 31, 2023, respectively.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

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

Restricted cash includes cash held within 2021-FL1 CLO as of March 31, 2024 and 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$64,573,372	$51,247,063
Restricted cash 2021-FL1 CLO	$72,182	$71,826
Restricted cash LMF 2023-1 Financing	$—	$198,303
Total cash, cash equivalents and restricted cash	$64,645,554	$51,517,192

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
•Mortgage servicing rights ("MSRs"): The Company determines the fair value of MSRs from a third-party pricing service on a recurring basis. The third-party pricing service uses common market pricing methods that include using discounted cash flow models to calculate present value, estimated net servicing income and observed market pricing for MSR purchase and sale transactions. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors.
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
March 31, 2024

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

As of March 31, 2024, the Company held two loans, collateralized by a multifamily properties, with unpaid principal balance of $37.5 million on non-accrual status with interest collections accounted for on the cash basis method. See Note 3 for further discussion.

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

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely-used third-party analytical model with historical loan losses for over 125,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("CPR") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year, however, the Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

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
March 31, 2024

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

Common Stock

At March 31, 2024 and December 31, 2023, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,257,315 and 52,248,631 shares of common stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively.

Stock Repurchase Program

On December 15, 2015, the Company's Board of Directors (the "Board") authorized a stock repurchase program ("Repurchase Program") to repurchase up to $10 million of the Company's outstanding common stock. Subject to applicable securities laws, repurchase of common stock under the Repurchase Program may be made at times and in amounts as the Company deems appropriate, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of common stock. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

Preferred Stock

At March 31, 2024 and December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three months ended March 31, 2024 and 2023, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides for new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods periods within fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently evaluating the impact of the update on the Company's consolidated financial statements and does not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.

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
March 31, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of the update on the Company's consolidated financial statements.

NOTE 3 COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of March 31, 2024 and December 31, 2023:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
March 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,299,971,777	$1,293,295,378	81	100.0%	8.9%	2.7
Allowance for credit losses	N/A	(7,816,462)
	1,299,971,777	1,285,478,916	81	100.0%	8.9%	2.7

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
Allowance for credit losses	NA	(6,059,006)
	1,397,385,160	1,383,881,197	88	100.0%	8.9%	2.9

(1)    Carrying Value includes $6,289,627 and $7,000,863 in unamortized purchase discounts as of March 31, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon assumes applicable 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.32% and 5.33% as of March 31, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.40% and 0.38%, respectively. As of March 31, 2024 and December 31, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of March 31, 2024, all of the outstanding senior secured loans were held in VIEs. As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside VIEs.

Activity: For the three months ended March 31, 2024, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2023	$1,383,881,197
Purchases, advances and originations	—
Principal payments	(97,413,384)
Accretion of purchase discount	711,236
Amortization of purchase premium	—
Accretion of deferred loan fees	57,323
Provision for credit losses	(1,757,456)
Balance at March 31, 2024	$1,285,478,916

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of March 31, 2024 and December 31, 2023:

	March 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019
1	—	$—	$—	$—	$—	$—
2	4	47,149,206	—	46,499,455	—	—

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

3	60	951,019,507	17,975,568	386,076,177	504,114,987	33,089,424
4	15	264,289,692	—	152,211,140	108,292,222	—
5	2	37,513,372	—	37,219,943	—	—
	81	$1,299,971,777	$17,975,568	$622,006,715	$612,407,209	$33,089,424

	December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019
1	—	$—	$—	$—	$—	$—
2	3	37,720,000	—	37,276,159	—	—
3	67	1,019,844,272	17,887,019	449,921,414	542,010,684	—
4	16	294,150,124	—	134,664,646	156,450,510	—
5	2	45,670,764	—	—	8,889,177	36,781,588
	88	$1,397,385,160	$17,887,019	$621,862,219	$707,350,371	$36,781,588

As of March 31, 2024, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 76.9% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2023, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 75.7% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio remained consistent during the three months ended March 31, 2024. The change to underlying risk rating consisted of loans that paid off with a risk rating of "3" of $85.0 million and a risk rating of "5" of $12.4 million during the three months ended March 31, 2024. Additionally, $9.4 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $71.0 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $17.3 million of loans with a risk rating of "3" transitioned to a risk rating of "5", $80.7 million of loans with a risk rating of "4" transitioned to a risk rating of "3", $20.3 million of loans with a risk rating of "4" transitioned to a risk rating of "5" and $33.2 million of loans with a risk rating of "5" transitioned to a risk rating of "4".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of March 31, 2024 and December 31, 2023:

Loans Held-for-Investment

	March 31, 2024	December 31, 2023
Geography
South	43.2%	43.5%
Southwest	31.6	29.4
Mid-Atlantic	13.4	15.0
Midwest	7.3	7.9
West	4.5	4.2
Total	100.0%	100.0%

	March 31, 2024	December 31, 2023
Collateral Property Type
Multifamily	93.6%	94.0%
Seniors Housing and Healthcare	5.8	5.5
Self-Storage	0.6	0.5
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three months ended March 31, 2024 and March 31, 2023 in the provision for credit losses on loans held-for-investment:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	Three months ended
	March 31, 2024	March 31, 2023
Allowance for credit losses at beginning of period	$6,059,006	$4,258,668
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	3,549,501
Provision for (reversal of) credit losses	1,757,456	(178,970)
Charge offs	—	(4,271,672)
Allowance for credit losses at end of period	$7,816,462	$3,357,527

The following table presents the changes for the three months ended March 31, 2024 and March 31, 2023 in the provision for (release of) credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended
	March 31, 2024	March 31, 2023
Allowance for credit losses at beginning of period	$43,647	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	41,939
Provision for (reversal of) credit losses	19,417	(714)
Charge offs	—	—
Allowance for credit losses at end of period	$63,064	$41,225

The following tables present the allowance for credit losses held-for-investment:

	March 31, 2024
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$7,816,462	$—	$7,816,462
Unfunded loan commitments	63,064	—	63,064
Total allowance for credit losses	$7,879,526	$—	$7,879,526
Total unpaid principal balance	$1,299,971,777	$—	$1,299,971,777

	December 31, 2023
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$6,059,006	$—	$6,059,006
Unfunded loan commitments	43,647	—	43,647
Total allowance for credit losses	$6,102,653	$—	$6,102,653
Total unpaid principal balance	$1,397,385,160	$—	$1,397,385,160

During the three months ended March 31, 2024, the Company recorded an increase of $1.8 million in the allowance for credit losses, bringing the total allowance for credit loss to $7.8 million as of March 31, 2024. For the three months ended March 31, 2024, the Company's estimate of expected credit losses increased primarily due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve which reflects softening in CRE prices compared to the prior quarter.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of March 31, 2024 or December 31, 2023.

During the period ended March 31, 2024, management identified one loan, collateralized by a multifamily property in Brooklyn, NY, with an unpaid principal value of $17.3 million as requiring individual evaluation for a specific allowance for credit losses due to expected imminent maturity default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of the expected imminent maturity default, with interest recorded as income on a cash basis.

During the period ended March 31, 2024, management identified one loan, collateralized by two multifamily properties near Augusta, GA, with an unpaid aggregate principal value of $20.3 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of monetary default, with interest recognized as income on a cash basis.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the three months ended March 31, 2023.

Throughout 2023, management identified one loan, collateralized by a multifamily property in Columbus, Ohio, with an initial unpaid principal value of $12.8 million as impaired due to monetary default resulting in a risk rating of "5." In the first quarter of 2023, this loan was placed on non-accrual status with interest collections accounted for under the cost recovery method. As of December 31, 2023, the carrying value of this loan was $8.9 million, which reflected a $5.0 million payment received on November 25, 2023 under an insurance claim, of which $3.1 million was applied to carrying value reduction and a $1.9 million payable established primarily related to a tenant settlement. As of December 31, 2023, no specific reserves were required after analysis of the underlying collateral value. In the first quarter of 2024, we received additional insurance proceeds in the amount of $13.5 million which reduced the carrying value of this loan to $0, and after taking into consideration repayment of an interest rate cap and certain legal and other costs and amounts deemed recoverable, resulting in the recognition of approximately $2.5 million of income in the quarter ended March 31, 2024.

During the period ended December 31, 2023, management identified one loan, collateralized by a multifamily property in Virginia Beach, VA, with an unpaid principal balance of $36.8 million as impaired due to monetary default resulting in a risk rating of "5"; however no specific asset reserves were required after analysis of underlying collateral value. This loan was on non-accrual status as a result of monetary default and impaired loan classification. In the first quarter of 2024, the Company and the borrower entered into a loan modification and the loan was loan returned to accrual status. In connection with the modification, the borrower, among other things, made a principal payment of approximately $3.6 million and brought current any past due interest, escrows and reserves, which resulted in interest of approximately $0.5 million that was unpaid as of December 31, 2023 recognized as income in the quarter ended March 31, 2024. The note rate on the loan was amended to SOFR + 400 basis points from SOFR + 327 basis points and the stated maturity date of the loan has been amended to April 5, 2024, with the ability for borrower to extend, under certain conditions, to May 3, 2024. On May 3, 2024, the loan repaid in full according to the terms of loan modification.

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

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing has an initial two-and-a-half year reinvestment period, which expired in December 2023, that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period of to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage at closing of 83%.

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate notes in the issuing vehicle of approximately $68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day Term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms. The financing has an initial two-year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.

The 2021-FL1 CLO and LMF 2023-1 Financing are subject to collateralization and coverage tests that are customary for these types of securitizations. As of March 31, 2024 and December 31, 2023 all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO and LMF 2023-1 Financing at March 31, 2024 and December 31, 2023 included the following VIE assets and liabilities:

ASSETS	March 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$72,845	$270,217
Other receivable	61,734	—
Accrued interest receivable	8,248,978	8,588,805
Investment related receivable	17,320,000	—
Loans held for investment, net of allowance for credit losses	1,285,718,344	1,375,277,312
Total Assets	$1,311,421,901	$1,384,136,334

LIABILITIES
Accrued interest payable	$3,754,453	$3,996,538
Collateralized loan obligations and secured financings(1)	1,075,890,203	1,146,210,752
Total Liabilities	$1,079,644,656	$1,150,207,290

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Equity	231,777,245	233,929,044
Total liabilities and equity	$1,311,421,901	$1,384,136,334

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the 2021-F1 CLO and LMF 2023-1 Financing as of March 31, 2024 and December 31, 2023:

As of March 31, 2024
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	81	$1,299,971,777	$1,285,718,344	8.92%
Financing provided	2	$1,080,245,794	$1,075,890,203	7.36%

As of December 31, 2023
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	87	$1,388,495,984	$1,375,277,312	8.91%
Financing provided	2	$1,151,450,000	$1,146,210,752	7.35%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $6,289,627 and $7,159,664 as of March 31, 2024 and December 31, 2023, respectively. The carrying value for the 2021-FL1 CLO is net of debt issuance costs of $1,281,294 and $1,911,547 for March 31, 2024 and December 31, 2023, respectively and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $3,074,297 and 3,327,701 for March 31, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon for loan investments assumes applicable 30-day Term SOFR of 5.32% and 5.33% as of March 31, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.40% and 0.38%, and spreads of 3.60% and 3.54%, respectively. Weighted average coupon for the financings assumes applicable 30-day Term SOFR of 5.33% and 5.36% as of March 31, 2024 and December 31, 2023, respectively and spreads of 2.03% and 1.99% for March 31, 2024 and December 31, 2023, respectively.

The statement of operations related to the 2021-FL1 CLO and LMF 2023-1 Financing for the three months ended March 31, 2024 and March 31, 2023 include the following income and expense items:

Statements of Operations	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest income	$31,380,934	$20,798,409
Interest expense	(21,511,754)	(13,033,046)
Net interest income	$9,869,180	$7,765,363
Less:
(Provision for) reversal of credit losses	(1,757,456)	14,216
General and administrative fees	(246,746)	(143,349)
Net income	$7,864,978	$7,636,230

NOTE 5 - RESTRICTED CASH

2021-FL1 CLO was actively managed with an initial reinvestment period of 30 months which expired in December 2023. LMF 2023-1 Financing is actively managed with an initial reinvestment period of 24 months that expires in July 2025. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within LMF 2023-1 Financing in accordance with the terms and conditions of its respective governing agreement.

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

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties' obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Secured Term Loan are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and include

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 6 – SECURED TERM LOAN (Continued)
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

In response to the COVID-19 pandemic, on July 9, 2020, the Company entered into the Second Amendment to the Credit and Guaranty Agreement. This amendment provides the Company with additional flexibility to effectively manage any potential borrower distress related to COVID-19 that were not originally contemplated in loan documentation.

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($467,648 and $529,774 at March 31, 2024 and December 31, 2023, respectively). As of March 31, 2024 and December 31, 2023, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	March 31, 2024		December 31, 2023
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2024 and December 31, 2023 we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MORTGAGE SERVICING RIGHTS

As of March 31, 2024, the Company retained the servicing rights associated with an aggregate principal balance of $66,370,595 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the three months ended March 31, 2024 and the three months ended March 31, 2023:

	March 31, 2024	March 31, 2023
Balance at beginning of period	$691,973	$795,656
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(10,036)	(20,916)
Other changes to fair value(1)	14,663	(28,212)
Balance at end of period	$696,600	$746,528

Loans associated with MSRs(2)	$66,370,595	$72,193,412
MSR values as percent of loans(3)	1.05%	1.03%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at March 31, 2024 and March 31, 2023, respectively.
(3)Amounts represent the carrying value of MSRs at March 31, 2024 and March 31, 2023, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023

NOTE 7 – MSRs (Continued)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Servicing income, net	$38,503	$51,528
Total servicing income	$38,503	$51,528

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2024
Assets:
Mortgage servicing rights	$—	$—	$696,600	$696,600
Total	$—	$—	$696,600	$696,600

	December 31, 2023
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2023
Assets:
Mortgage servicing rights	$—	$—	$691,973	$691,973
Total	$—	$—	$691,973	$691,973

As of March 31, 2024 and December 31, 2023, the Company had $696,600 and $691,973, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at March 31, 2024 and December 31, 2023:

As of March 31, 2024
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 9.1%	8.1%
	Discount rate	12.0%	12.0%

As of December 31, 2023
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 10.3%	8.2%
	Discount rate	12.0%	12.0%

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 8 – FAIR VALUE (Continued)

	March 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$64,573,372	$64,573,372	$64,573,372
Restricted cash	1	72,182	72,182	72,182
Commercial mortgage loans held-for-investment, net	3	1,285,478,916	1,299,971,777	1,293,893,150
Total		$1,350,124,470	$1,364,617,331	$1,358,538,704

Liabilities:
Collateralized loan obligations and secured financings	2	$1,075,890,203	$1,080,245,794	$1,069,201,351
Secured Term Loan	3	47,282,352	47,750,000	46,368,979
Total		$1,123,172,555	$1,127,995,794	$1,115,570,330

	December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$51,247,063	$51,247,063	$51,247,063
Restricted cash	1	270,129	270,129	270,129
Commercial mortgage loans held-for-investment, net	3	1,383,881,197	1,397,385,160	1,388,355,730
Total		$1,435,398,389	$1,448,902,352	$1,439,872,922

Liabilities:
Collateralized loan obligations and secured financings	2	$1,146,210,752	$1,151,450,000	$1,128,250,991
Secured term loan	3	47,220,226	47,750,000	46,191,524
Total		$1,193,430,978	$1,199,200,000	$1,174,442,515

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

For the three months ended March 31, 2024, the Company incurred management fees of $1,088,207 (March 31, 2023: $1,087,262), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,080,000 (March 31, 2023: $1,086,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended March 31, 2024, the Company accrued incentive fees of $1,480,000 (March 31, 2023: $0 ) recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,480,000 (March 31, 2023: $0 ) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

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

For the three months ended March 31, 2024, the Company incurred reimbursable expenses of $470,167 (March 31, 2023: $509,986), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $512,500 (March 31, 2023: $518,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee. For the three months ended March 31, 2024, the Company waived $175,000 in gross exit fees, reducing reimbursed expenses by $87,500 and for the three months ended March 31, 2023, the Company did not waive any exit fees.

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

The following table summarizes the activity related to restricted common stock granted under the Manager Equity Plan for the three months ended March 31, 2023:

	Three Months Ended March 31,
	2023
	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	6,000	$2.27
Granted	—	$—
Vested	—	—
Outstanding Unvested Shares at End of Period	6,000	$2.27

For the period ended March 31, 2024, the Company did not recognize compensation expense related to restricted common stock and for the period ended March 31, 2023 the Company recognized compensation expense of $3,358. The Company has no unrecognized compensation expense of as of March 31, 2024 (2023: $2,836) for unvested shares of restricted common stock.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 10 - GUARANTEES (Continued)
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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $101 million and $121 million as of March 31, 2024 and December 31, 2023, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of March 31, 2024, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2024.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2024, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of March 31, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of March 31, 2024, LSF, an affiliate of the Manager, had $39.2 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of March 31, 2024, LSF, had $21.6 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2023, LCMT, had $6.7 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2023, LSF, had $54.3 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2023, LSF, had $22.9 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 12 - EQUITY
Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,257,315 and 52,248,631 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through March 31, 2024, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. No share repurchases have been made since January 19, 2016. As of March 31, 2024, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At March 31, 2024 and December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. Voting and other rights and preferences will be determined by the Board upon issuance.

Distributions to Stockholders

For the period ended March 31, 2024, the Company has declared dividends to common stockholders totaling $3,658,012, or $0.07 per share. The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2024	March 28, 2024	April 15, 2024	$3,658,012	$0.070

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the three months ended March 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2024	April 1, 2024	April 15, 2024	$1,181,250	$0.49219

Non-controlling Interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2023 are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of March 31, 2024, LCMT had $3,750 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,750 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

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

Pursuant to the Stock-for-Fees Program, an independent director may elect to exchange all or a portion of such director’s unpaid Director Fees for the right to receive payment of such unpaid fees in the form of shares of common stock. Such election will apply to all Director Fees that would otherwise have been paid (but for such election) in the fiscal quarter that commences after the date the independent director’s election form is filed with and received by the Company and will continue for each fiscal quarter through and until the fiscal quarter that commences after such time as the director files a new election form that is received by the Company modifying or terminating such prior election or, if earlier, the date such Director terminates service on the Board. Unless otherwise approved by the Board, an election by an independent directors will be made only in an open trading window pursuant to the Company’s insider

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024

NOTE 12 – EQUITY (Continued)
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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company has issued 26,163 shares with a weighted-average price of $2.2873 pursuant to the Stock-for-Fees Program as of March 31, 2024.

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

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Net income		$6,980,182		$5,766,691

Less dividends:
Common stock	$3,658,012		$3,133,869
Preferred stock	1,184,999		1,184,958
		4,843,011		4,318,827
Undistributed earnings		$2,137,171		$1,447,864

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.00	$0.07	$0.06	$0.06
Undistributed earnings	0.00	0.04	0.03	0.03
Total	$0.00	$0.11	$0.09	$0.09

	For the three months ended March 31,
	2024	2023
Basic weighted average shares of common stock	52,249,299	52,225,152
Weighted average of non-vested restricted stock	—	6,000
Diluted weighted average shares of common stock outstanding	52,249,299	52,231,152

NOTE 14 - SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments, and operates as a single reporting segment.

NOTE 15 - INCOME TAXES

The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company must generally distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any capital net gain, in order for U.S. federal income not to apply to our earnings that

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2022

NOTE 15 - INCOME TAXES (Continued)
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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of March 31, 2024 and December 31, 2023, we were in compliance with all REIT requirements.

As of March 31, 2024, tax years 2020 through 2023 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

On May 3, 2024, the loan collateralized by a multifamily property in Virginia Beach, VA, repaid in full according to the terms of the loan modification, entered into during the quarter ended March 31, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Quarterly Report on Form 10-Q, or this "report," we refer to Lument Finance Trust as "we," "us," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Lument Investment Management, as our "Manager" or "Lument IM".

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 10-K, filed with the Securities and Exchange Commission, or SEC, on March 15, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "estimate" "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2023 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2023 10-K which is available on the Securities and Exchange Commission's website at www.sec.gov.

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
•Floating rate loans tied to one-month term SOFR; and
•Three-year term with two one-year extension options.

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

Recent Developments
The year ended December 31, 2023 and period ended March 31, 2024, have been characterized by significant volatility in global markets, driven by heightened inflation, higher interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Inflation reached generational highs in many economies, prompting central banks to take monetary policy tightening actions that have and are likely continue to create headwinds to economic growth.

The U.S. Federal Reserve and other central banks have taken action to increase interest rates in order to control inflation, which has begun to moderate as a result of monetary tightening. While it is anticipated that central banks may begin to lower interest rates in 2024, interest rates may remain higher for longer, which creates further uncertainty for the economy and for our borrowers. Although our business model is such that higher interest rates will, all else being equal, correlate to increases in our net income, interest rates remaining elevated for an extended period of time may adversely affect our existing borrowers. Additionally, higher interest rates and unpredictable geopolitical landscape may cause further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business. It remains difficult to predict the full impact of recent events and any future changes in interest rate or inflation.
First Quarter 2024 Summary
Operating Highlights

•Net income attributable to common stockholders of $5.8 million, or $0.11 per share of common stock
•Distributable Earnings of $7.6 million, or $0.15 per share of common stock
•On March 15, 2014, the Company announced its first quarter common dividend of $0.07 per share of common stock,in line with the previous quarter.
•On March 15, 2024, the Company announced its first quarter preferred dividend of $0.49219 per share of Series A Preferred Stock.
•Book value per share of common stock as of March 31, 2024 was $182.8 million, or $3.50 per share of common stock

Investment Activity

•Experienced $97.4 million in loan payoffs
•$1.3 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.60%, excluding unamortized purchase discounts of $6.3 million as of March 31, 2024
•Multifamily assets represent 93.6% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $1.1 billion as of March 31, 2024, representing 100% of our secured financings
Factors Impacting Our Operating Results

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

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of March 31, 2024, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of March 31, 2024, 99.0% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 0.40%, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of March 31, 2024, the weighted average spread of our commercial loan portfolio was 3.60%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However in March 2022, the Federal Reserve approved a 0.25% rate increase and subsequently increased rates an additional six times during 2022, raising the federal funds target range to 4.25% to 4.50%. On February 2, 2023, March 20, 2023, May 3, 2023 and July 26, 2023, the Federal Reserve approved its eighth, ninth, tenth and eleventh rate increases, increasing the federal funds target range to 5.25% to 5.50%. While the Federal Reserve has indicated it may decrease interest rates in 2024, they remain highly attentive to inflation risks and do not expect that it will be appropriate to lower its policy rate until it has greater confidence that inflation is moving sustainably down towards 2%.

In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of March 31, 2024, 94.7% of our performing loans have interest rate caps with a weighted-average strike price of 2.6%.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of March 31, 2024, 100.0% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

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

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of twenty-nine loans acquired and seventeen funded loan advances with an initial aggregate unpaid principal balance of $473.1 million with an aggregate purchase discount of $8.1 million, all of our commercial mortgage loans were acquired at par. As of March 31, 2024, our aggregate unamortized purchase discount was $6.3 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO expired in December 2023 and for LMF 2023-1 remains in place through July 2025. While the interest-rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

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

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended March 31, 2024, we recorded earnings per share of $0.11, declared a quarterly dividend of $0.07 per share, and reported $0.15 per share of Distributable Earnings. In addition, our book value per share of common stock was $3.50.

As further described below, Distributable Earnings is a measure that is not prepared in accordance GAAP, which helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is a performance metric we consider when declaring our dividends.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended
	March 31, 2024	December 31, 2023
Net income(1)	$5,795,183	$3,828,893
Weighted-average shares outstanding, basic and diluted	52,249,299	52,231,722
Net income per share, basic and diluted	$0.11	$0.07
Dividends declared per share	$0.07	$0.07
(1)    Represents net income attributable to Lument Finance Trust, Inc. common stockholders

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended
	March 31, 2024	December 31, 2023
Net income attributable to common stockholders	$5,795,183	$3,828,893
Unrealized loss on mortgage servicing rights	(4,627)	56,334
Unrealized provision for credit losses	1,776,873	1,357,254
Adjustment for income taxes	10,892	(4,057)
Distributable Earnings	$7,578,321	$5,238,424
Weighted-average shares outstanding, basic and diluted	52,249,299	52,231,722
Distributable Earnings per share, basic and diluted	$0.15	$0.10

Book Value Per Share of Common Stock

The following table calculates our book value per share of common stock:

	March 31, 2024	December 31, 2023
Total stockholders' equity	$242,835,802	$240,692,880
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	182,835,802	180,692,880
Shares of common stock issued and outstanding at period end	52,257,315	52,248,631
Book value per share of common stock(1)	$3.50	$3.46
(1)    Book value as of March 31, 2024 and December 31, 2023 includes the impact of an estimated CECL allowance of $7,816,762 or $0.15 per common share and $6,059,006 or $0.12 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of March 31, 2024, we have determined that we are the primary beneficiary of the 2021-FL1 CLO and the LMF 2023-1 Financing based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations and secured financings.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2023	$1,383,881,197
Proceeds from principal repayments	(97,413,384)
Accretion of purchase discount	711,236
Accretion of deferred loan fees	57,323
Release of credit losses, net	(1,757,456)
Balance at March 31, 2024	$1,285,478,916

The following table details overall statistics for our loan portfolio as of March 31, 2024 and December 31, 2023:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
March 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,299,971,777	$1,293,295,378	81	100.0%	8.9%	2.7
Allowance for credit losses	N/A	$(7,816,462)
	$1,299,971,777	$1,285,478,916	81	100.0%	8.9%	2.7

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
Allowance for credit losses	NA	$(6,059,006)
	$1,397,385,160	$1,383,881,197	88	100.0%	8.9%	2.9

(1)    Carrying Value includes $6,289,627 and $7,000,863 in unamortized purchase discounts as of March 31, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon assumes applicable 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.32% and 5.33% as of March 31, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.40% and 0.38%, respectively. As of March 31, 2024 and December 31, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of March 31, 2024, all of the outstanding senior secured loans were held in VIEs. As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of March 31, 2024:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)
1	Senior secured	December 16, 2021	$54,455,784	$52,725,000	$51,375,000	Daytona, FL	Multi-Family	1mS + 3.2	2.8	71.7%
2	Senior secured	November 22, 2019	$38,483,658	$38,483,658	$33,227,466	Virginia Beach, VA	Multi-Family	1mS + 4.1	0.2	77.1%
3	Senior secured	June 8, 2021	$35,877,500	$35,148,793	$33,360,000	Chattanooga, TN	Multi-Family	1mS + 3.8	2.3	79.8%
4	Senior secured	March 22, 2022	$32,996,700	$32,053,323	$31,876,244	Seneca, SC	Multi-Family	1mS + 3.4	3.1	74.5%
5	Senior secured	June 28, 2022	$33,550,000	$31,940,124	$31,602,808	Dallas, TX	Multi-Family	1mS + 3.9	3.3	71.6%
6	Senior secured	December 29, 2021	$34,464,000	$30,709,146	$30,709,146	Multi, NC	Multi-Family	1mS + 4.0	2.8	59.9%
7	Senior secured	June 8, 2021	$32,500,000	$32,498,017	$30,576,666	Miami, FL	Multi-Family	1mS + 3.3	2.3	74.3%
8	Senior secured	May 20, 2021	$33,000,000	$30,220,508	$30,220,508	Marietta, GA	Multi-Family	1mS + 3.2	2.3	77.0%
9	Senior secured	August 25, 2022	$30,700,000	$29,955,208	$28,653,440	Wilmington, NC	Multi-Family	1mS + 4.0	3.5	71.5%

10	Senior secured	June 7, 2021	$29,400,000	$28,007,982	$27,569,521	San Antonio, TX	Multi-Family	1mS + 3.5	2.3	80.0%
11	Senior secured	November 2, 2021	$26,728,000	$26,049,291	$26,049,291	Melbourne, FL	Multi-Family	1mS + 3.8	2.7	72.1%
12	Senior secured	August 26, 2021	$27,268,000	$26,163,008	$25,440,413	Clarkston, GA	Multi-Family	1mS + 3.6	2.4	79.0%
13	Senior secured	November 15, 2021	$26,003,000	$25,607,252	$24,330,000	El Paso, TX	Multi-Family	1mS + 3.2	2.8	76.0%
14	Senior secured	October 18, 2021	$28,250,000	$24,252,193	$23,348,000	Cherry Hill, NJ	Multi-Family	1mS + 3.1	2.7	72.4%
15	Senior secured	August 26, 2021	$23,370,000	$23,065,021	$22,872,354	Union City, GA	Multi-Family	1mS + 3.5	2.5	70.4%
16	Senior secured	April 27, 2022	$54,470,000	$50,050,000	$22,182,443	North Brunswick, NJ	Multi-Family	1mS + 3.4	3.2	79.9%
17	Senior secured	March 22, 2022	$22,845,000	$22,308,996	$21,934,375	York, PA	Multi-Family	1mS + 3.3	3.1	79.2%
18	Senior secured	November 16, 2021	$21,975,000	$21,937,806	$21,916,753	Dallas, TX	Multi-Family	1mS + 3.3	2.8	73.5%
19	Senior secured	July 8, 2022	$23,095,000	$21,818,465	$21,818,465	Arlington, TX	Multi-Family	1mS + 3.8	3.4	67.1%
20	Senior secured	August 31, 2021	$21,750,000	$21,725,235	$21,644,684	Houston, TX	Multi-Family	1mS + 3.4	2.5	74.2%
21	Senior secured	November 29, 2022	$21,283,348	$20,360,000	$20,360,000	Glendale, WI	Healthcare	1mS + 4.0	2.8	45.0%
22	Senior secured	June 10, 2022	$21,468,240	$20,250,372	$20,250,372	Various, GA	Multi-Family	1mS + 3.8	3.3	75.8%
23	Senior secured	November 5, 2021	$20,965,000	$19,625,274	$19,625,274	Orlando, FL	Multi-Family	1mS + 3.1	2.7	78.1%
24	Senior secured	April 13, 2022	$20,651,725	$18,989,494	$18,989,494	Decatur, GA	Multi-Family	1mS + 3.6	3.2	75.7%
25	Senior secured	November 21, 2022	$21,135,000	$18,920,000	$18,920,000	Houston, TX	Healthcare	1mS + 4.0	2.8	67.0%
26	Senior secured	November 23, 2021	$19,925,000	$19,119,983	$18,834,024	Orange, NJ	Multi-Family	1mS + 3.3	2.8	78.0%
28	Senior secured	February 2, 2022	$19,740,000	$19,263,491	$18,660,822	Houston, TX	Multi-Family	1mS + 3.5	2.9	77.5%
27	Senior secured	February 11, 2022	$20,165,000	$19,576,810	$18,599,480	Tampa, FL	Multi-Family	1mS + 3.6	3.0	78.0%
29	Senior secured	May 26, 2022	$17,500,000	$17,263,000	$17,263,000	Brooklyn, NY	Multi-Family	1mS + 3.8	1.3	64.3%
30	Senior secured	March 31, 2022	$18,140,000	$16,956,276	$16,956,276	Tallahassee, FL	Multi-Family	1mS + 3.3	3.1	74.8%
31	Senior secured	November 10, 2022	$18,590,000	$16,690,000	$16,690,000	Austin, TX	Healthcare	1mS + 4.0	2.8	65.0%
32	Senior secured	December 1, 2021	$16,071,800	$16,039,141	$15,449,323	Horn Lake, MS	Multi-Family	1mS + 3.4	2.8	75.7%
33	Senior secured	February 1, 2022	$16,160,000	$15,792,145	$15,400,000	San Antonio, TX	Multi-Family	1mS + 3.5	2.9	79.8%
34	Senior secured	April 6, 2022	$16,400,000	$15,712,776	$15,347,180	Vineland, NJ	Multi-Family	1mS + 3.8	3.1	77.0%
35	Senior secured	April 6, 2022	$17,443,500	$16,237,946	$15,156,425	Haltom City, TX	Multi-Family	1mS + 3.5	3.1	74.1%
36	Senior secured	December 2, 2021	$16,250,000	$15,010,343	$15,010,343	Colorado Springs, CO	Multi-Family	1mS + 3.1	2.8	72.5%
37	Senior secured	February 22, 2022	$18,241,527	$15,524,795	$15,000,000	Philadelphia, PA	Multi-Family	1mS + 3.8	3.0	80.0%
38	Senior secured	June 15, 2022	$15,371,600	$14,881,463	$14,511,455	Denton, TX	Multi-Family	1mS + 3.9	3.3	73.0%
39	Senior secured	July 26, 2022	$17,100,000	$14,886,485	$14,351,599	Atlanta, GA	Multi-Family	1mS + 3.7	3.4	65.2%
40	Senior secured	April 27, 2022	$15,000,000	$14,171,704	$14,171,704	Houston, TX	Multi-Family	1mS + 3.7	3.2	79.6%
41	Senior secured	January 13, 2022	$15,180,000	$14,440,400	$14,119,842	Indianapolis, IN	Multi-Family	1mS + 3.8	2.9	80.0%
42	Senior secured	November 21, 2022	$15,735,000	$14,030,000	$14,030,000	Southlake, TX	Healthcare	1mS + 4.0	2.8	48.0%

43	Senior secured	December 28, 2021	$14,000,000	$14,000,000	$14,000,000	Houston, TX	Multi-Family	1mS + 3.3	2.8	71.2%
44	Senior secured	May 13, 2022	$18,500,000	$15,108,835	$13,885,769	Decatur, AL	Multi-Family	1mS + 3.5	3.3	59.2%
45	Senior secured	April 12, 2021	$13,666,721	$13,666,721	$13,666,721	Cedar Park, TX	Multi-Family	1mS + 3.9	2.2	66.7%
46	Senior secured	June 10, 2022	$15,250,000	$14,247,308	$13,625,505	Blakely, PA	Multi-Family	1mS + 3.9	3.3	75.0%
47	Senior secured	October 6, 2023	$13,191,852	$13,191,852	$13,191,852	Garfield, NJ	Multi-Family	1mS + 4.0	1.6	65.5%
48	Senior secured	December 13, 2021	$15,656,650	$12,919,018	$12,600,000	Evansville, IN	Multi-Family	1mS + 3.4	2.8	74.3%
49	Senior secured	December 28, 2021	$38,800,000	$37,613,170	$12,322,717	Houston, TX	Multi-Family	1mS + 3.3	2.8	71.2%
50	Senior secured	January 25, 2022	$13,000,000	$12,406,810	$12,249,079	Corpus Christi, TX	Multi-Family	1mS + 3.6	2.9	78.8%
51	Senior secured	May 12, 2022	$12,750,000	$11,926,591	$11,926,591	Ypsilanti, MI	Multi-Family	1mS + 3.5	3.3	68.4%
52	Senior secured	December 10, 2021	$13,000,000	$11,815,776	$11,662,582	Los Angeles, CA	Multi-Family	1mS + 3.6	2.8	67.9%
53	Senior secured	March 4, 2022	$12,047,625	$11,738,608	$11,467,505	Houston, TX	Multi-Family	1mS + 3.5	3.0	78.3%
54	Senior secured	April 14, 2022	$11,823,000	$11,749,195	$11,287,602	Irving, TX	Multi-Family	1mS + 3.5	3.2	74.9%
55	Senior secured	October 28, 2021	$12,250,000	$11,828,154	$11,202,535	Tampa, FL	Multi-Family	1mS + 3.1	2.7	75.7%
56	Senior secured	April 23, 2021	$11,600,000	$11,245,262	$10,986,357	Tualatin, OR	Multi-Family	1mS + 3.3	2.2	73.9%
57	Senior secured	May 3, 2022	$11,349,250	$11,056,240	$10,818,945	Port Richey, FL	Multi-Family	1mS + 3.6	3.2	79.1%
58	Senior secured	September 30, 2021	$11,300,000	$11,022,226	$10,795,000	Clearfield, UT	Multi-Family	1mS + 3.3	2.6	68.0%
59	Senior secured	December 29, 2021	$11,000,000	$10,795,116	$10,615,094	Phoenix, AZ	Multi-Family	1mS + 3.8	2.8	75.9%
60	Senior secured	June 28, 2022	$10,531,845	$10,531,845	$10,531,845	Colorado Springs, CO	Multi-Family	1mS + 3.9	3.3	73.1%
61	Senior secured	December 2, 2021	$9,975,000	$9,975,000	$9,975,000	Tomball, TX	Multi-Family	1mS + 3.5	2.8	68.5%
62	Senior secured	November 23, 2021	$10,706,000	$10,433,651	$9,856,000	Atlanta, GA	Multi-Family	1mS + 3.5	2.8	79.5%
63	Senior secured	January 14, 2022	$10,234,000	$9,902,979	$9,609,250	Houston, TX	Multi-Family	1mS + 3.6	2.9	78.8%
64	Senior secured	July 14, 2022	$10,153,000	$9,580,765	$9,429,206	Bradenton, FL	Multi-Family	1mS + 3.9	3.4	74.4%
65	Senior secured	August 5, 2022	$10,232,000	$9,127,649	$9,127,649	San Antonio, TX	Multi-Family	1mS + 4.4	3.4	75.0%
66	Senior secured	October 29, 2021	$9,000,000	$8,824,877	$8,717,380	Riverside, MO	Multi-Family	1mS + 3.5	2.7	76.6%
67	Senior secured	June 22, 2022	$9,772,000	$8,593,992	$8,175,500	Des Moines, IA	Multi-Family	1mS + 4.0	3.3	72.0%
68	Senior secured	May 26, 2022	$8,497,500	$8,116,833	$8,116,833	Haltom City, TX	Multi-Family	1mS + 4.0	3.3	74.4%
69	Senior secured	June 24, 2022	$7,934,160	$7,934,160	$7,934,160	Moncks Corner, SC	Multi-Family	1mS + 4.2	3.3	67.8%
70	Senior secured	June 3, 2022	$10,367,500	$7,367,500	$7,367,500	Deer Park, NY	Self Storage	1mS + 3.6	3.3	72.5%
71	Senior secured	September 28, 2021	$8,125,000	$7,286,000	$7,286,000	Chicago, IL	Multi-Family	1mS + 3.8	2.6	75.9%
72	Senior secured	July 1, 2021	$7,285,000	$7,285,000	$7,169,838	Harker Heights, TX	Multi-Family	1mS + 3.7	2.3	72.3%
73	Senior secured	October 7, 2022	$7,000,000	$7,000,000	$7,000,000	Fairborn, OH	Multi-Family	1mS + 4.1	1.7	79.1%
74	Senior secured	October 24, 2022	$6,100,000	$6,100,000	$6,100,000	Various, FL	Healthcare	1mS + 4.5	1.7	71.0%
75	Senior secured	April 8, 2022	$6,191,853	$6,096,412	$6,096,412	St. Petersburg, FL	Multi-Family	1mS + 4.0	3.2	75.5%

76	Senior secured	May 21, 2021	$7,172,000	$6,937,427	$5,994,000	Youngtown, AZ	Multi-Family	1mS + 3.8	2.3	71.4%
77	Senior secured	July 14, 2021	$6,048,000	$5,913,912	$5,913,912	Birmingham, AL	Multi-Family	1mS + 3.8	2.4	71.7%
78	Senior secured	November 19, 2021	$6,453,000	$5,519,604	$5,519,604	Huntsville, AL	Multi-Family	1mS + 3.9	2.8	78.8%
79	Senior secured	April 30, 2021	$5,472,000	$5,472,000	$5,285,500	Daytona Beach, FL	Multi-Family	1mS + 3.8	2.2	77.4%
80	Senior secured	December 13, 2021	$6,799,000	$5,685,398	$5,250,000	Evansville, IN	Multi-Family	1mS + 3.4	2.8	73.9%
81	Senior secured	October 6, 2023	$4,808,148	$4,808,148	$4,808,148	Garfield, NJ	Multi-Family	1mS + 4.0	1.6	65.5%

(1)    Total Loan Commitments represents the total commitment of the entire whole loan originated. See Note 11 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)    Committed Principal Amount includes funded participations by LFT affiliated entities and third parties that are syndicated/sold
(3)    LTV as of the date the loan was originated by a Hunt/ORIX affiliate and is calculated after giving effect to capex and earn-out reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to the origination date.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of March 31, 2024 or December 31, 2023.

During the period ended March 31, 2024, management identified one loan, collateralized by a multifamily property in Brooklyn, NY, with an unpaid principal value of $17.3 million as requiring individual evaluation for a specific allowance for credit losses due to expected imminent maturity default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of the expected imminent maturity default, with interest recognized as income on a cash basis.

During the period ended March 31, 2024, management identified one loan, collateralized by two multifamily properties near Augusta, GA, with an aggregate unpaid principal value of $20.3 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of monetary default, with interest recognized as income on a cash basis.

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

Throughout 2023, management identified one loan, collateralized by a multifamily property in Columbus, Ohio, with an initial unpaid principal value of $12.8 million as impaired due to monetary default resulting in a risk rating of "5." In the first quarter of 2023, this loan was placed on non-accrual status with interest collections accounted for under the cost recovery method. As of December 31, 2023, the carrying value of this loan was $8.9 million, which reflected a $5.0 million payment received on November 25, 2023 under an insurance claim, of which $3.1 million was applied to carrying value reduction and a $1.9 million payable established primarily related to a tenant settlement. As of December 31, 2023, no specific reserves were required after analysis of the underlying collateral value. In the first quarter of 2024, we received additional insurance proceeds in the amount of $13.5 million which reduced the carrying value of this loan to $0, and after taking into consideration certain legal and other costs and amounts deemed recoverable, resulting in the recognition of approximately $2.5 million of income in the quarter ended March 31, 2024.

During the period ended December 31, 2023, management identified one loan, collateralized by a multifamily property in Virginia Beach, VA, with an unpaid principal balance of $36.8 million as impaired due to monetary default resulting in a risk rating of "5"; however no specific asset reserves were required after analysis of underlying collateral value. This loan was on non-accrual status as a result as a result of monetary default and impaired loan classification. In the first quarter of 2024, the Company and the borrower entered into a loan modification and the loan was loan returned to accrual status. In connection with the modification, the borrower, among other things, made a principal payment of approximately $3.6 million and brought current any past due interest, escrows and reserves, which resulted in interest of approximately $0.5 million that was unpaid as of December 31, 2023 recognized as income in the quarter ended March 31, 2024. The note rate on the loan has been amended to SOFR + 400 basis points from SOFR + 327 basis points and the stated maturity date of the loan has been amended to April 5, 2024, with the ability for borrower to extend, under certain conditions, to May 3, 2024. On May 3, 2024, the loan repaid in full according to the terms of the loan modification.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.5 as of March 31, 2024 and December 31, 2023, respectively. The change in underlying risk rating consisted of loans that paid off with a risk rating of "3" of $85.0 million and a risk rating of "5" of $12.4 million during the three months ended March 31, 2024. Additionally, $9.4 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $71.0 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $17.3 million of loans with a risk rating of "3" transitioned to a risk rating of "5", $80.7 million of loans with a risk rating of "4" transitioned to a risk rating of "3", $20.3 million of loans with a risk rating of "4" transitioned to a risk rating of "5" and $33.2 million of loans with a risk rating of "5" transitioned to a risk rating of "4". The following table presents the principal balance and net book value based on the Company's internal risk ratings as of March 31, 2024 and December 31, 2023:

	March 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019	2017
1	—	$—	—	—	—	—	—
2	4	47,149,206	—	46,499,455	—	—	—
3	60	951,019,507	17,975,568	386,076,177	504,114,987	33,089,424	—
4	15	264,289,692	—	152,211,140	108,292,222	—	—
5	2	37,513,372	—	37,219,943	—	—	—
	81	$1,299,971,777	17,975,568	622,006,715	612,407,209	33,089,424	—

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations and secured financings. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions.

The following table summarizes our financing agreements:

	March 31, 2024					December 31, 2023
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$928,795,794	$930,940,380	$928,795,794	$—	$1,000,000,000
Secured Financings	Non-Mark-to-Market	386,300,000	386,351,397	386,300,000	—	386,300,000
Secured term loan	Non-Mark-to-Market	47,750,000	N/A	47,750,000	—	47,750,000
		$1,362,845,794		$1,362,845,794	$—	$1,434,050,000

(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us. Collateralized loan obligations maximum facility size reduced by repayment of Class A Notes of $71.2 million.
(2)    Represents the principal balance of the collateral assets. Collateral assets of the collateralized obligations includes $17.3 million in unsettled loan payoffs.

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

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate notes in the issuing vehicle of approximately
$68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day Term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms. The financing has an initial two-year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.

The following table presents certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2023:

As of March 31, 2024
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	81	$1,299,971,777	$1,285,718,044	8.92%
Financing provided	2	$1,080,245,794	$1,075,890,203	7.36%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $6,289,627 as of March 31, 2024. The carrying value for the 2021-FL1 CLO is net of debt issuance costs of $1,281,294 for March 31, 2024 and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $3,074,297 for March 31, 2024.
(2)    Weighted average coupon for loan investments assumes applicable 30-day Term SOFR of 5.32% as of March 31, 2024, inclusive of weighted average interest rate floors of 0.40% and spreads of 3.60%. Weighted average coupon for the financings assumes applicable 30-day Term SOFR of 5.33% as of March 31, 2024 and spreads of 2.03% for March 31, 2024.

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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2024 and December 31, 2023, we were in compliance with these covenants.

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

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely-used third-party analytical model with historical loan losses for over 125,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("CPR") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year, however, the Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2024 and December 31, 2023:

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

	March 31, 2024
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,285,478,916	$696,600	$64,573,372	$1,350,748,888
Collateralized Loan Obligations	(1,075,890,203)	—	—	(1,075,890,203)
Other(3)	22,028,825	—	(6,742,038)	15,286,787
Restricted Cash	72,182	—	—	72,182
Capital Allocated	$231,689,720	$696,600	$57,831,334	$290,217,654
% Capital	79.8%	0.2%	20.0%	100.0%

	December 31, 2023
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,383,881,197	$691,973	$51,247,063	$1,435,820,233
Collateralized Loan Obligations	(1,146,210,752)	—	—	(1,146,210,752)
Other(3)	4,592,267	—	(6,459,271)	(1,867,004)
Restricted Cash	270,129	—	—	270,129
Capital Allocated	$242,532,841	$691,973	$44,787,792	$288,012,606
% Capital	84.2%	0.2%	15.6%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

 Results of Operations

The table below presents information from our Statement of Operations for the three months ended March 31, 2024 and March 31, 2023, respectively:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$34,790,118	$21,944,661
Cash and cash equivalents	651,403	261,665
Interest expense:
Collateralized loan obligations and secured financings	(21,511,754)	(13,033,046)

Secured Term Loan	(937,210)	(926,912)
Net interest income	12,992,557	8,246,368
Expenses:
Management and incentive fees	2,568,207	1,087,262
General and administrative expenses	1,134,136	948,066
Operating expenses reimbursable to Manager	470,167	509,986
Other operating expenses	36,480	64,584
Compensation expense	58,750	62,108
Total expenses	4,267,740	2,672,006
Other income and expense:
(Provision for) reversal of credit losses, net	(1,776,873)	179,684
Change in unrealized (loss) gain on mortgage servicing rights	4,627	(49,129)
Servicing income, net	38,503	51,528
Total other income and expense	(1,733,743)	182,083
Net income before provision for income taxes	6,991,074	5,756,445
(Provision for) benefit from income taxes	(10,892)	10,246
Net income	6,980,182	5,766,691
Dividends accrued to preferred stockholders	(1,184,999)	(1,184,958)
Net income attributable to common stockholders	$5,795,183	$4,581,733
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$5,795,183	$4,581,733
Weighted average number of shares of common stock outstanding	52,249,299	52,231,152
Basic and diluted income per share	$0.11	$0.09
Dividends declared per share of common stock	$0.07	$0.06

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Income Summary

For the three months ended March 31, 2024, our net income attributable to common stockholders was $5,795,183, or $0.11 basic and diluted net income per average share, compared with net income of $4,581,733, or $0.09 basic and diluted net income per average share, for the three months ended March 31, 2023.  The principal drivers of this net income increase was an increase in net interest income from $8,246,368 for the three months ended March 31, 2023 to $12,992,557 for the three months ended March 31, 2024, an increase in total other income from $182,083 for the three months ended March 31, 2023 to total other loss of $1,733,743 for the three months ended March 31, 2024 and an increase in total expenses from $2,672,006 for the three months ended March 31, 2023 to $4,267,740 for the three months ended March 31, 2024.

Net Interest Income

For the three months ended March 31, 2024 and the three months ended March 31, 2023, our net interest income was $12,992,557 and $8,246,368, respectively. The increase was primarily due to (i) a $350.4 million increase in weighted-average principal balance of our loan portfolio; (ii) a 81bps increase in weighted-average floating rate of our loan portfolio; (iii) a 16bps increase in weighted-average spread on the loan portfolio; (iv) an increase in accretion of purchase discount of $0.7 million; (v) an increase in interest earned on cash of $0.4 million and (vi) one-time income of $2.5 million related to the resolution of the defaulted Columbus, Ohio loan for the three months ended March 31, 2024 compared to the corresponding period in 2023. This was partially offset by (i) a $277.2 million increase in weighted-average principal balance of our secured borrowings; (ii) an 81bps increase in weighted-average floating rate for our secured borrowing liabilities for the three months ended March 31, 2024 compared to the corresponding period in 2023 and (iii) a 58bps increase in weighted-average spread for our secured borrowing liabilities and (iv) amortization of debt issuance costs of $0.3 million for the three months ended March 31, 2024 compared to the corresponding period in 2023.

Exit and extension fees in the three months ended March 31, 2024 and three months ended March 31, 2023 were unchanged. For the three months ended March 31, 2024, we experienced loan payoffs on five loans with net principal balances of 67.5 which generated exit fees of $0.7 million included in interest income and one loan with net principal balance of $17.5 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager. For the three months ended March 31, 2023, we experienced loan payoffs on three loans with net principal balances of $45.6 million which generated exit fees of $0.7 million included in interest income.

Expenses

For the three months ended March 31, 2024, we incurred management and incentive fees of $2,568,207 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,699,533, of which $470,167 was payable to our Manager and $1,229,366 was payable directly by us.

For the three months ended March 31, 2023, we incurred management and incentive fees of $1,087,262 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,584,744 of which $509,986 was payable to our Manager and $1,074,758 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects an increase in accounting, administration, audit, bank, incentive and professional fees as well as an increase to CLO fees, which more than offset a decrease in insurance, legal and reimbursed expense fees.

Other Income (Loss)

For the three months ended March 31, 2024, our other loss was $1,733,743. This loss was driven by provision for credit losses of $1,776,873 primarily due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve which reflects softening in CRE prices, which more than offset net servicing income of $38,503 and net unrealized gains on mortgage servicing rights of $4,627 as a result of increased interest rates in the period.

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

Income Tax (Benefit) Provision

For the three months ended March 31, 2024, the Company recognized a provision for income taxes of $10,892 and for the three months ended March 31, 2023, the Company recognized a benefit from income taxes in the amount of $10,246. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed LMF 2023-1 placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of March 31, 2024, our balance sheet included $47.8 million of a secured term loan and $1.1 million in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026, our collateralized loan financing is term-matched and matures in 2039 or later and our collateralized financing is match-termed and matures in 2032 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2024, we had unrestricted cash and cash equivalents of $64.6 million, compared to $51.2 million as of December 31, 2023.

As of March 31, 2024, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of March 31, 2024, the ratio of our recourse debt to equity was 0.2:1.

As of March 31, 2024, we consolidated the assets and liabilities of the 2021-FL1 CLO and LMF 2023-1 collateralized financings. The assets of the 2021-FL1 CLO and LMF 2023-1 are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of March 31, 2024, the carrying value of these non-recourse liabilities aggregated to $1,075.9 million. As of March 31, 2024, our total debt to equity ratio was 4.6:1 on a GAAP basis.

As of March 31, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities	$9,057,892	$5,841,943
Cash Flows From Investing Activities	80,093,383	51,625,741
Cash Flows From Financing Activities	(76,022,913)	(4,315,119)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$13,128,362	$53,152,565

During the three months ended March 31, 2024, cash, cash equivalents and restricted cash increased by $13.1 million and for the three months ended March 31, 2023, cash, cash equivalents and restricted cash increased by $53.2 million.

Operating Activities

For the three months ended March 31, 2024 and 2023, net cash provided operating activities totaled $9.1 million and $5.8 million, respectively. For the three months ended March 31, 2024, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 of $10.4 million, interest received from our senior secured loans held outside the VIE we consolidate of $2.5 million, interest received on cash accounts of $0.6 million exceeding cash interest expense paid on our Secured Term Loan of $0.9 million, management and incentive fees of $1.1 million, expense reimbursements of $0.5 million and other operating expenditures of $2.2 million. For the three months ended March 31, 2023, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO of $8.0 million, interest received from our senior secured loans held outside VIE's we consolidate of $1.1 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $0.9 million, management and incentive fees of $1.1 million, expense reimbursement of $0.5 million and other operating expenditures of $1.2 million.

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities totaled $80.1 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period. For the three months ended March 31, 2023 net cash provided by investing activities totaled $51.6 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities totaled $76.0 million and primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO of $71.2 million, payments of common stock dividends of $3.6 million and payments of preferred stock dividends of $1.2 million. For the three months ended March 31, 2023, net cash used in financing activities totaled $4.3 million and primarily related to payments of common stock dividends of $3.1 million and payment of preferred stock dividends of 1.2 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2024, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of March 31, 2024, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On March 15, 2024, we announced that our Board had declared a cash dividend rate for the first quarter of 2024 of $0.07 per share of common stock which was paid on April 15, 2024 and declared a cash dividend rate for the first quarter of 2024 of $0.49219 per share of Series A Preferred Stock which was paid on April 15, 2024.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2024. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

LUMENT FINANCE TRUST, INC.

Dated: May 9, 2024	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board

Dated: May 9, 2024	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)