Form 10-Q
period 2024-06-30
Lument Finance Trust, Inc.
filed 2024-08-12
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2024
Common stock, $0.01 par value	52,275,230

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2024(1)	December 31, 2023(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$65,135,065	$51,247,063
Restricted cash	1,457,342	270,129
Commercial mortgage loans held-for-investment, at amortized cost	1,195,846,513	1,389,940,203
Less: Allowance for credit losses	(9,193,174)	(6,059,006)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,186,653,339	1,383,881,197
Mortgage servicing rights, at fair value	686,325	691,973
Accrued interest receivable	7,761,139	8,588,805
Investment related receivable	33,360,000	—
Other assets	1,906,206	2,253,280
Total assets	$1,296,959,416	$1,446,932,447

LIABILITIES AND EQUITY
LIABILITIES
Collateralized loan obligations and secured financings, net	995,895,094	1,146,210,752
Secured term loan, net	47,344,478	47,220,226
Accrued interest payable	3,364,878	4,092,701
Dividends payable	5,179,519	4,654,904
Fees and expenses payable to Manager	2,280,000	1,587,875
Other liabilities(2)	700,421	2,373,609
Total liabilities	1,054,764,390	1,206,140,067

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized,52,275,230 and 52,248,631 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	522,753	522,487
Additional paid-in capital	314,621,082	314,587,299
Cumulative distributions to stockholders	(189,255,780)	(179,045,749)
Accumulated earnings	58,952,536	47,373,908
Total stockholders' equity	242,095,526	240,692,880
Noncontrolling interests	$99,500	$99,500
Total equity	$242,195,026	$240,792,380

Total liabilities and equity	$1,296,959,416	$1,446,932,447

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of June 30, 2024 and December 31, 2023, assets of consolidated VIEs totaled $1,229,092,297 and $1,384,136,334, respectively and the liabilities of consolidated VIEs totaled $999,192,658 and $1,150,207,290 respectively. See Note 4 for further discussion.

(2)     Includes $86,055 and $43,647 of Current Expected Credit Loss ("CECL") allowance related to unfunded commitments on commercial mortgage loans, net as of June 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$29,837,154	$21,818,608	$64,627,272	$43,763,269
Cash and cash equivalents	801,641	827,443	1,453,044	1,089,108
Interest expense:
Collateralized loan obligations and secured financings	(20,178,657)	(14,199,861)	(41,690,411)	(27,232,907)
Secured term loan	(937,211)	(937,210)	(1,874,421)	(1,864,122)
Net interest income	9,522,927	7,508,980	22,515,484	15,755,348
Expenses:
Management and incentive fees	1,812,741	1,093,374	4,380,948	2,180,636
General and administrative expenses	1,130,948	882,723	2,265,084	1,830,789
Operating expenses reimbursable to Manager	404,907	577,666	875,074	1,087,652
Other operating expenses	21,458	1,809,700	57,938	1,874,284
Compensation expense	163,750	61,586	222,500	123,694
Total expenses	3,533,804	4,425,049	7,801,544	7,097,055
Other income and expense:
Provision for credit losses, net	(1,399,703)	(555,083)	(3,176,576)	(375,399)
Change in unrealized (loss) gain on mortgage servicing rights	(10,274)	206	(5,647)	(48,923)
Servicing income, net	18,270	45,396	56,773	96,924
Total other income and expense	(1,391,707)	(509,481)	(3,125,450)	(327,398)
Net income before provision for income taxes	4,597,416	2,574,450	11,588,490	8,330,895
Benefit from (provision for) income taxes	1,030	(223)	(9,862)	10,023
Net income	4,598,446	2,574,227	11,578,628	8,340,918
Dividends accrued to preferred stockholders	(1,185,001)	(1,185,042)	(2,370,000)	(2,370,000)
Net income attributable to common stockholders	$3,413,445	$1,389,185	$9,208,628	$5,970,918
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$3,413,445	$1,389,185	$9,208,628	$5,970,918
Weighted average number of shares of common stock outstanding	52,266,174	52,231,152	52,257,737	52,231,152
Basic and diluted income per share	$0.07	$0.03	$0.18	$0.11
Dividends declared per share of common stock	$0.08	$0.06	$0.15	$0.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2023	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380
Issuance of common stock	—	—	8,684	87	19,860	—	—	$19,947	—	$19,947
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Net income	—	—	—	—	—	—	6,980,182	$6,980,182	—	$6,980,182
Common stock dividends	—	—	—	—	—	(3,658,012)	—	$(3,658,012)	—	$(3,658,012)
Preferred stock dividends	—	—	—	—	—	(1,184,999)	—	(1,184,999)	—	$(1,184,999)
Balance at March 31, 2024	2,400,000	$57,254,935	52,257,315	$522,574	$314,592,963	$(183,888,760)	$54,354,090	$242,835,802	$99,500	$242,935,302
Issuance of common stock	—	—	17,915	179	42,315	—	—	$42,494	—	$42,494
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Net income	—	—	—	—	—	—	4,598,446	$4,598,446	—	$4,598,446
Common stock dividends	—	—	—	—	—	(4,182,019)	—	$(4,182,019)	—	$(4,182,019)
Preferred stock dividends	—	—	—	—	—	(1,185,001)	—	$(1,185,001)	—	$(1,185,001)
Balance at June 30, 2024	2,400,000	$57,254,935	52,275,230	$522,753	$314,621,082	$(189,255,780)	$58,952,536	$242,095,526	$99,500	$242,195,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497
Cost of issuing common stock	—	—	—	—	(14,040)	—	—	(14,040)	—	(14,040)
Restricted stock compensation expense	—	—	—	—	3,358	—	—	3,358	—	3,358
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	(3,591,440)	(3,591,440)	—	(3,591,440)
Net income	—	—	—	—	—	—	5,766,691	5,766,691	—	5,766,691
Common stock dividends	—	—	—	—	—	(3,133,869)	—	(3,133,869)	—	(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2023	2,400,000	$57,254,935	52,231,152	$522,252	$314,587,702	$(165,043,253)	$33,426,103	$240,747,739	$99,500	$240,847,239
Issuance of common stock	—	—	—	60	13,560	—	—	13,620	—	13,620
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	(14,196)	—	(14,196)
Restricted stock compensation expense	—	—	—	—	(10,784)	—	—	(10,784)	—	(10,784)
Net income	—	—	—	—	—	—	2,574,227	2,574,227	—	2,574,227
Common stock dividends	—	—	—	—	—	(3,133,869)	—	(3,133,869)	—	(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	(1,185,042)	—	(1,185,042)
Balance at June 30, 2023	2,400,000	$57,254,935	52,231,152	$522,312	$314,576,282	$(169,362,164)	$36,000,330	$238,991,695	$99,500	$239,091,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Cash flows from operating activities:
Net income	$11,578,628	$8,340,918
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(1,423,822)	(1,196)
Amortization of commercial mortgage loans held-for-investment premiums	—	10,687
Accretion of deferred loan fees	(114,645)	(129,300)
Amortization of deferred offering costs	(28,392)	(28,236)
Amortization of deferred financing costs	1,891,575	1,377,153
Provision for credit losses, net	3,134,168	375,399
Unrealized loss on mortgage servicing rights	5,647	48,923
Stock compensation expense	62,442	6,194
Net change in:
Accrued interest receivable	827,666	(67,811)
Other assets	347,074	(374,179)
Accrued interest payable	(727,824)	181,405
Fees and expenses payable to Manager	692,125	53,917
Other liabilities	(1,673,188)	293,818
Net cash provided by operating activities	14,571,454	10,087,692
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	—	(72,630,053)
Principal payments from commercial mortgage loans held-for-investment	162,272,158	123,583,470
Net cash provided by investing activities	162,272,158	50,953,417
Cash flows from financing activities:
Payment of collateralized loan obligations	(152,082,981)	—
Dividends paid on common stock	(7,315,416)	(6,267,738)
Dividends paid on preferred stock	(2,370,000)	(2,370,000)
Net cash used in financing activities	(161,768,397)	(8,637,738)
Net increase in cash, cash equivalents and restricted cash	15,075,215	52,403,371
Cash, cash equivalents and restricted cash, beginning of period	51,517,192	47,366,365
Cash, cash equivalents and restricted cash, end of period	$66,592,407	$99,769,736

Supplemental disclosure of cash flow information
Cash paid for interest	$42,401,080	$27,538,470
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$5,179,519	$4,315,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (collectively, the "2021-FL1 CLO") and LMF 2023-1, LLC ("LMF 2023-1 Financing") for potential consolidation. At June 30, 2024, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1 CLO and LMF 2023-1 Financing based on its power to direct the activities that most significantly impact the economic performance of LFT 2021-FL1 CLO and LMF 2023-1 Financing and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities.

Collateralized Loan Obligations and Secured Financings

Collateralized loan obligations ("CLO") and secured financings represent third-party liabilities of 2021-FL1 CLO and LMF 2023-1 Financing. The 2021-FL1 CLO and LMF 2023-1 Financing are VIEs and Management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing do not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $234,850,000 at June 30, 2024 and December 31, 2023, respectively.

In the second quarter of 2023, $1,684,618 in costs related to a previously contemplated public CRE CLO were expensed as "Other operating expenses" in the statement of operations as a result of abandoning the contemplated transaction due to the then current capital market environment.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

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

Restricted cash includes cash held within 2021-FL1 CLO and LMF 2023-1 Financing as of June 30, 2024 and December 31, 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$65,135,065	$51,247,063
Restricted cash 2021-FL1 CLO	$1,300,000	$71,826
Restricted cash LMF 2023-1 Financing	$157,342	$198,303
Total cash, cash equivalents and restricted cash	$66,592,407	$51,517,192

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
•Other assets and liabilities subject to fair value measurement, including receivables, payables and accrued liabilities have carrying amounts that approximate fair value due to their short-term nature.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial Mortgage Loans Held-for-Investment

Commercial mortgage loans held-for-investment represent floating-rate transitional loans and other commercial mortgage loans purchased or originated by the Company. These loans include loans sold into securitizations that the Company consolidates. Commercial mortgage loans held-for-investment are intended to be held-to-maturity and, accordingly, are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs (in respect of originated loans), premiums and discounts (in respect of purchased loans) and impairment, if any. Commercial mortgage loans held-for-investment principal repayments received after remittance dates are held by the servicer and reported as "Investment related receivable" in the consolidated balance sheets.

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

As of June 30, 2024, the Company held three loans, collateralized by multifamily properties, with unpaid principal balance of $52.5 million on non-accrual status with interest collections accounted for on the cash basis method. See Note 3 for further discussion.

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

Any loans considered to be a Default Risk or otherwise deemed to be collateral dependent will be individually evaluated for a specific allowance for credit losses. A loan is considered collateral dependent when the Company determines that the facts and circumstances of the loan deem the debtor to be experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. If a loan is considered to be collateral dependent, a specific allowance for credit losses is recorded to reduce the carrying value of the loan through a charge to the provision for credit losses. The specific allowance for credit losses is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

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
June 30, 2024

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

Common Stock

At June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,275,230 and 52,248,631 shares of common stock issued and outstanding at June 30, 2024 and December 31, 2023, respectively.

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

Preferred Stock

At June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at June 30, 2024 and December 31, 2023, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and six months ended June 30, 2024 and 2023, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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
June 30, 2024

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

NOTE 3 COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of June 30, 2024 and December 31, 2023:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
June 30, 2024
Loans held-for-investment
Senior secured loans(4)	$1,201,753,001	$1,195,846,513	78	100.0%	8.9%	2.6
Allowance for credit losses	N/A	(9,193,174)
	1,201,753,001	1,186,653,339	78	100.0%	8.9%	2.6

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
Allowance for credit losses	NA	(6,059,006)
	1,397,385,160	1,383,881,197	88	100.0%	8.9%	2.9

(1)    Carrying Value includes $5,577,040 and $7,000,863 in unamortized purchase discounts as of June 30, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon assumes applicable 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.33% as of June 30, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.42% and 0.38%, respectively. As of June 30, 2024 and December 31, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of June 30, 2024, all of the outstanding senior secured loans were held in VIEs. As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside VIEs.

Activity: For the six months ended June 30, 2024, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2023	$1,383,881,197
Principal payments	(195,632,158)
Accretion of purchase discount	1,423,823
Accretion of deferred loan fees	114,645
Provision for credit losses	(3,134,168)
Balance at June 30, 2024	$1,186,653,339

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of June 30, 2024 and December 31, 2023:

	June 30, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021
1	—	$—	$—	$—	$—
2	2	30,720,000	—	30,289,080	—
3	53	722,569,123	17,848,300	370,714,017	324,704,570
4	19	364,347,698	—	135,743,248	224,813,467

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

5	4	84,116,180	—	82,540,657	—
	78	$1,201,753,001	$17,848,300	$619,287,002	$549,518,037

	December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019
1	—	$—	$—	$—	$—	$—
2	3	37,720,000	—	37,276,159	—	—
3	67	1,019,844,272	17,887,019	449,921,414	542,010,684	—
4	16	294,150,124	—	134,664,646	156,450,510	—
5	2	45,670,764	—	—	8,889,177	36,781,588
	88	$1,397,385,160	$17,887,019	$621,862,219	$707,350,371	$36,781,588

As of June 30, 2024, the average risk rating of the commercial mortgage loan portfolio was 3.6 (Moderate Risk), weighted by investment carrying value, with 62.7% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2023, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 75.7% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio has increased during the six months ended June 30, 2024. The change to underlying risk rating consisted of loans that paid off with a risk rating of "3" of $119.7 million, a risk rating of "4" of $30.2 million and a risk rating of "5" of $45.7 million during the six months ended June 30, 2024. Additionally, $7.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $206.5 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $17.3 million of loans with a risk rating of "3" transitioned to a risk rating of "5", $39.2 million of loans with a risk rating of "4" transitioned to a risk rating of "3" and $66.9 million of loans with a risk rating of "4" transitioned to a risk rating of "5".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of June 30, 2024 and December 31, 2023:

Loans Held-for-Investment

	June 30, 2024	December 31, 2023
Geography
South	38.7%	43.5%
Southwest	34.2	29.4
Mid-Atlantic	14.2	15.0
Midwest	8.0	7.9
West	4.9	4.2
Total	100.0%	100.0%

	June 30, 2024	December 31, 2023
Collateral Property Type
Multifamily	93.2%	94.0%
Seniors Housing and Healthcare	6.3	5.5
Self-Storage	0.5	0.5
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three and six months ended June 30, 2024 and June 30, 2023 in the provision for credit losses on loans held-for-investment:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for credit losses at beginning of period	$7,816,462	$3,357,527	$6,059,006	$4,258,668
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	3,549,501
Provision for credit losses	1,376,712	540,368	3,134,168	361,399
Charge offs	—	—	—	(4,271,673)
Allowance for credit losses at end of period	$9,193,174	$3,897,895	$9,193,174	$3,897,895

The following table presents the changes for the three and six months ended June 30, 2024 and June 30, 2023 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for credit losses at beginning of period	$63,064	$41,225	$43,647	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	41,939
Provision for credit losses	22,991	14,716	42,408	14,002
Allowance for credit losses at end of period	$86,055	$55,941	$86,055	$55,941

The following tables present the allowance for credit losses held-for-investment as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$8,311,929	$881,245	$9,193,174
Unfunded loan commitments	86,055	—	86,055
Total allowance for credit losses	$8,397,984	$881,245	$9,279,229
Total unpaid principal balance	$1,117,636,821	$84,116,180	$1,201,753,001

	December 31, 2023
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$6,059,006	$—	$6,059,006
Unfunded loan commitments	43,647	—	43,647
Total allowance for credit losses	$6,102,653	$—	$6,102,653
Total unpaid principal balance	$1,397,385,160	$—	$1,397,385,160

During the three months ended June 30, 2024, the Company recorded an increase of $1.4 million in the allowance for credit losses, bringing the total allowance for credit losses to $9.2 million as of June 30, 2024. For the three months ended June 30, 2024, the Company's estimate of expected credit losses increased primarily due to specific reserves taken on a risk-rated "5" multifamily loan and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve which reflects continued softening in CRE prices compared to the prior quarter.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of June 30, 2024 or December 31, 2023.

During the period ended June 30, 2024, management identified one loan, collateralized by a multifamily property in Brooklyn, NY, with an unpaid principal value of $17.3 million as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of the maturity default, with interest recorded as income on a cash basis.

During the period ended June 30, 2024, management identified one loan, collateralized by two multifamily properties near Augusta, GA, with an unpaid aggregate principal value of $20.3 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of monetary default, with interest recognized as income on a cash basis.

During the period ended June 30, 2024, management identified one loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
risk rating of "5"; a specific allowance of $0.9 million for credit losses was required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of monetary default, with interest collections accounted for under the cost recovery method.

During the period ended June 30, 2024, management identified one loan, collateralized by a multifamily property in Dallas, TX, with an unpaid aggregate principal value of $31.6 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the three months ended June 30, 2023.

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

During the period ended December 31, 2023, management identified one loan, collateralized by a multifamily property in Virginia Beach, VA, with an unpaid principal balance of $36.8 million as impaired due to monetary default resulting in a risk rating of "5"; however no specific asset reserves were required after analysis of underlying collateral value. This loan was on non-accrual status as a result of monetary default and impaired loan classification. In the first quarter of 2024, the Company and the borrower entered into a loan modification and the loan was loan returned to accrual status. In connection with the modification, the borrower, among other things, made a principal payment of approximately $3.6 million and brought current any past due interest, escrows and reserves, which resulted in interest of approximately $0.5 million that was unpaid as of December 31, 2023 recognized as income in the quarter ended March 31, 2024. The note rate on the loan was amended to SOFR + 400 basis points from SOFR + 327 basis points and the stated maturity date of the loan was amended to April 5, 2024, with the ability for borrower to extend, under certain conditions, to May 3, 2024. On May 3, 2024, the loan repaid in full according to the terms of loan modification.

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

The 2021-FL1 CLO and LMF 2023-1 Financing are subject to collateralization and coverage tests that are customary for these types of securitizations. As of June 30, 2024 and December 31, 2023 all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO and LMF 2023-1 Financing at June 30, 2024 and December 31, 2023 included the following VIE assets and liabilities:

ASSETS	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$1,457,577	$270,217
Accrued interest receivable	7,427,539	8,588,805
Investment related receivable	33,360,000	—
Loans held for investment, net of allowance for credit losses	1,186,847,181	1,375,277,312
Total Assets	$1,229,092,297	$1,384,136,334

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

LIABILITIES
Accrued interest payable	$3,297,564	$3,996,538
Collateralized loan obligations and secured financings(1)	995,895,094	1,146,210,752
Total Liabilities	$999,192,658	$1,150,207,290
Equity	229,899,639	233,929,044
Total liabilities and equity	$1,229,092,297	$1,384,136,334

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the 2021-F1 CLO and LMF 2023-1 Financing as of June 30, 2024 and December 31, 2023:

As of June 30, 2024
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	78	$1,201,753,001	$1,186,847,181	8.92%
Financing provided	2	$999,367,019	$995,895,094	7.42%

As of December 31, 2023
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	87	$1,388,495,984	$1,375,277,312	8.91%
Financing provided	2	$1,151,450,000	$1,146,210,752	7.35%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $5,712,646 and $7,159,664 as of June 30, 2024 and December 31, 2023, respectively. The carrying value for the 2021-FL1 CLO is net of debt issuance costs of $651,034 and $1,911,547 for June 30, 2024 and December 31, 2023, respectively and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $2,820,891 and 3,327,701 for June 30, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon for loan investments assumes applicable 30-day Term SOFR of 5.33% as of June 30, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.42% and 0.38%, and spreads of 3.59% and 3.54%, respectively. Weighted average coupon for the financings assumes applicable 30-day Term SOFR of 5.33% and 5.36% as of June 30, 2024 and December 31, 2023, respectively and spreads of 2.10% and 1.99% for June 30, 2024 and December 31, 2023, respectively.

The statement of operations related to the 2021-FL1 CLO and LMF 2023-1 Financing for the three and six months ended June 30, 2024 and June 30, 2023 include the following income and expense items:

Statements of Operations	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Interest income	$28,931,987	$21,530,481
Interest expense	(20,178,657)	(14,199,861)
Net interest income	$8,753,330	$7,330,620
Less:
Provision for credit losses	(1,376,712)	(522,003)
General and administrative fees	(266,102)	(181,894)
Net income	$7,110,516	$6,626,723

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Statements of Operations	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest income	$60,312,921	$42,328,890
Interest expense	(41,690,411)	(27,232,907)
Net interest income	$18,622,510	$15,095,983
Less:
Provision for credit losses	(3,134,168)	(507,787)
General and administrative fees	(512,848)	(325,243)
Net income	$14,975,494	$14,262,953

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($405,522 and $529,774 at June 30, 2024 and December 31, 2023, respectively). As of June 30, 2024 and December 31, 2023, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	June 30, 2024		December 31, 2023
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of June 30, 2024 and December 31, 2023 we were in compliance with these covenants.

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

NOTE 7 - MORTGAGE SERVICING RIGHTS

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 7 – MORTGAGE SERVICING RIGHTS (Continued)
As of June 30, 2024, the Company retained the servicing rights associated with an aggregate principal balance of $65,187,223 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the six months ended June 30, 2024 and the six months ended June 30, 2023:

	June 30, 2024	June 30, 2023
Balance at beginning of period	$691,973	$795,656
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	15,367	585
Other changes to fair value(1)	(21,015)	(49,507)
Balance at end of period	$686,325	$746,734

Loans associated with MSRs(2)	$65,187,223	$70,212,243
MSR values as percent of loans(3)	1.05%	1.06%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at June 30, 2024 and June 30, 2023, respectively.
(3)Amounts represent the carrying value of MSRs at June 30, 2024 and June 30, 2023, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Servicing income, net	$18,270	$45,396
Total servicing income	$18,270	$45,396

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Servicing income, net	$56,773	$96,924
Total servicing income	$56,773	$96,924

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of June 30, 2024
Assets:
Mortgage servicing rights	$—	$—	$686,325	$686,325
Total	$—	$—	$686,325	$686,325

	December 31, 2023
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2023
Assets:
Mortgage servicing rights	$—	$—	$691,973	$691,973
Total	$—	$—	$691,973	$691,973

As of June 30, 2024 and December 31, 2023, the Company had $686,325 and $691,973, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 8 – FAIR VALUE (Continued)
The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at June 30, 2024 and December 31, 2023:

As of June 30, 2024
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 8.5%	8.0%
	Discount rate	12.0%	12.0%

As of December 31, 2023
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 10.3%	8.2%
	Discount rate	12.0%	12.0%
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	June 30, 2024
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$65,135,065	$65,135,065	$65,135,065
Restricted cash	1	1,457,342	1,457,342	1,457,342
Commercial mortgage loans held-for-investment, net	3	1,186,653,339	1,201,753,001	1,198,107,649
Total		$1,253,245,746	$1,268,345,408	$1,264,700,056

Liabilities:
Collateralized loan obligations and secured financings	2	$995,895,094	$999,367,019	$991,939,031
Secured Term Loan	3	47,344,478	47,750,000	46,079,098
Total		$1,043,239,572	$1,047,117,019	$1,038,018,129

	December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$51,247,063	$51,247,063	$51,247,063
Restricted cash	1	270,129	270,129	270,129
Commercial mortgage loans held-for-investment, net	3	1,383,881,197	1,397,385,160	1,388,355,730
Total		$1,435,398,389	$1,448,902,352	$1,439,872,922

Liabilities:
Collateralized loan obligations and secured financings	2	$1,146,210,752	$1,151,450,000	$1,128,250,991
Secured term loan	3	47,220,226	47,750,000	46,191,524
Total		$1,193,430,978	$1,199,200,000	$1,174,442,515

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management and Incentive Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the manager a management fee equal to 1.5% of Stockholders' Equity per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company's stockholders' equity includes the sum of the net proceeds from all issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company's retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company's common stock since inception, and excluding any unrealized gains, losses or other

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

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

For the three months ended June 30, 2024, the Company incurred management fees of $1,120,989 (June 30, 2023: $1,093,374), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,095,000 (June 30, 2023: $1,084,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended June 30, 2024, the Company incurred incentive fees of $691,752 (June 30, 2023: $0 ) recorded as "Management and incentive fees" in the consolidated statement of operations, of which $684,000 (June 30, 2023: $0 ) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the six months ended June 30, 2024, the Company incurred management fees of $2,209,196 (June 30, 2023: $2,180,636), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,095,000 (June 30, 2023: $1,084,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the six months ended June 30, 2024, the Company incurred incentive fees of $2,171,752 (June 30, 2023: $0 ) recorded as "Management and incentive fees" in the consolidated statement of operations, of which $684,000 (June 30, 2023: $0 ) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

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

For the three months ended June 30, 2024, the Company incurred reimbursable expenses of $404,907 (June 30, 2023: $577,666), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $501,000 (June 30, 2023: $576,250) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1% For the three months ended June 30, 2024, the Company did not waive any gross exit fees, and for the three months ended June 30, 2023, the Company waived $167,500 in gross exit fees, reducing reimbursed expenses by $83,750.

For the six months ended June 30, 2024, the Company incurred reimbursable expenses of $875,074 (June 30, 2023: $1,087,652), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $501,000 (June 30, 2023: $576,250) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the six months ended June 30, 2024, the Company waived $175,000 in gross exit fees, reducing reimbursed expenses by $87,500 and for the six months ended June 30, 2023, the Company waived $167,500 in gross exit fees, reducing reimbursed expenses by $83,750.

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

The following table summarizes the activity related to restricted common stock granted under the Manager Equity Plan for the six months ended June 30, 2023:

	Six Months Ended June 30,
	2023
	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	6,000	$2.27
Granted	—	$—
Vested	(6,000)	2.27
Outstanding Unvested Shares at End of Period	—	$—

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

For the period ended June 30, 2024, the Company did not recognize compensation expense related to restricted common stock and for the period ended June 30, 2023 the Company recognized compensation expense of $6,194. The Company has no unrecognized compensation expense of as of June 30, 2024 and June 30, 2023 for unvested shares of restricted common stock.

Lument Structured Finance

During the second quarter of 2023, the 2021-FL1 CLO purchased two loans with an aggregate unpaid principal balance of $48.6 million at par from Lument Structured Finance ("LSF"), an affiliate of our Manager and purchased two funded loan advances with an aggregate unpaid principal balance of $1.7 million at par from LSF. Additionally, the 2021-FL1 CLO purchased one loan with an aggregate unpaid principal balance of $6.1 million at a discount of $0.1 million and purchased seventeen funded loan advances with an aggregate unpaid principal balance of the $16.5 million at a discount of $0.2 million from LSF.

Lument Real Estate Capital

Lument Real Estate Capital, LLC ("LREC"), an affiliate of the Manager, was appointed as the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021 and LMF 2023-1 Financing in July 2023 and continues to serve in this role.

Lument IM

Lument IM was appointed as the collateral manager with respect to the 2021-FL1 CLO in June 2021 and LMF 2023-1 Financing in July 2023, and continues to serve in this role. Lument IM has agreed to waive all its entitlements to collateral management fees for so long as Lument IM or an affiliate is the collateral manager and also the manager of the Company.

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $63 million and $121 million as of June 30, 2024 and December 31, 2023, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 10 - GUARANTEES (Continued)
required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of June 30, 2024, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of June 30, 2024.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2024, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of June 30, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of June 30, 2024, LSF, an affiliate of the Manager, had $35.5 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of June 30, 2024, LSF, had $21.2 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

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

NOTE 12 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,275,230 and 52,248,631 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through June 30, 2024, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of June 30, 2024, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. Voting and other rights and preferences will be determined by the Board upon issuance.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 12 – EQUITY (Continued)
Distributions to Stockholders

For the taxable year to date, the Company has declared dividends to common stockholders totaling $7,840,030, or $0.15 per share. The following table presents cash dividends declared by the Company on its common stock during the six months ended June 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2024	March 28, 2024	April 15, 2024	$3,658,012	$0.070
June 13, 2024	June 28, 2024	July 15, 2024	$4,182,018	$0.080

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the six months ended June 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2024	April 1, 2024	April 15, 2024	$1,181,250	$0.49219
June 13, 2024	July 1, 2024	July 15, 2024	$1,181,250	$0.49219

Non-controlling Interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2023 are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of June 30, 2024, LCMT had $7,500 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $0 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company issued 17,479 shares with a weighted-average share price of $2.2825 in 2023 and has issued 26,599 shares with a weighted-average price of 2.3475 pursuant to the Stock-for-Fees Program during the six months ended June 30, 2024 .

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
June 30, 2024

NOTE 12 – EQUITY (Continued)

“Fair Market Value” means, with respect to an Exchange Date, the average of the closing prices of a share of the Company’s common stock as reported on the composite tape for securities listed on the NYSE for the period of ten trading days ending on the trading day immediately preceding the Exchange Date.

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
Net income		$4,598,446		$2,574,227

Less dividends:
Common stock	$4,182,019		$3,133,869
Preferred stock	1,185,001		1,185,042
		5,367,020		4,318,911
Undistributed earnings		$(768,574)		$(1,744,684)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.00	$0.08	$0.06	$0.06
Undistributed earnings	0.00	(0.01)	0.00	(0.03)
Total	$0.00	$0.07	$0.06	$0.03

	For the three months ended June 30,
	2024	2023
Basic weighted average shares of common stock	52,266,174	52,226,141
Weighted average of non-vested restricted stock	—	5,011
Diluted weighted average shares of common stock outstanding	52,266,174	52,231,152

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Net income		11,578,628		$8,340,918

Less dividends:
Common stock	$7,840,030		$6,267,738
Preferred stock	2,370,000		2,370,000
Undistributed earnings		10,210,030		8,637,738
		$1,368,598		$(296,820)

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.00	$0.15	$0.12	$0.12
Undistributed earnings	0.00	0.03	0.00	(0.01)
Total	$0.00	$0.18	$0.12	$0.11

	For the six months ended June 30,
	2024	2023
Basic weighted average shares of common stock	52,257,737	52,225,649
Weighted average of non-vested restricted stock	—	5,503
Diluted weighted average shares of common stock outstanding	52,257,737	52,231,152

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of June 30, 2024 and December 31, 2023, we were in compliance with all REIT requirements.

As of June 30, 2024, tax years 2020 through 2023 remain subject to examination by taxing authorities.

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

In January 2020, we entered into a series of transactions with subsidiaries of ORIX Corporation USA ("ORIX USA"), a diversified financial company with the ability to provide investment capital and asset management services to clients in the corporate, real estate and municipal finance sectors. We entered into a new management agreement with Lument IM, while another affiliate of ORIX USA purchased an ownership stake of approximately 5.0% through a privately-placed stock issuance. On February 22, 2022, the affiliate purchased an additional 13,071,895 shares of common stock from a transferable common stock rights offering, increasing its beneficial ownership in the Company to approximately 27.4%. These transactions have enhanced the scale of LFT and are expected to generate shareholder value through leveraging ORIX USA's expansive originations, asset management and servicing platform.

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

Recent Developments
The last eighteen months have been characterized by significant volatility in global markets, driven by heightened inflation, higher interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Inflation reached generational highs in many economies, prompting central banks to take monetary policy tightening actions that have and are likely continue to create headwinds to economic growth.

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
Second Quarter 2024 Summary
Operating Highlights

•Net income attributable to common stockholders of $3.4 million, or $0.07 per share of common stock
•Distributable Earnings of $4.8 million, or $0.09 per share of common stock
•On June 13, 2024, the Company announced its second quarter common dividend of $0.08 per share of common stock, a 14.3% increase to the previous quarter.
•On June 13, 2024, the Company announced its second quarter preferred dividend of $0.49219 per share of Series A Preferred Stock.
•Book value per share of common stock as of June 30, 2024 was $182.1 million, or $3.48 per share of common stock

Investment Activity

•Experienced $98.2 million in loan payoffs
•$1.2 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.59%, excluding unamortized purchase discounts of $5.6 million as of June 30, 2024
•Multifamily assets represent 93.2% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $1.0 billion as of June 30, 2024, representing 100% of our secured financings
Factors Impacting Our Operating Results

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

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of June 30, 2024, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of June 30, 2024, 99.1% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 0.42%, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of June 30, 2024, the weighted average spread of our commercial loan portfolio was 3.59%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, beginning in March 2022, the Federal Reserve raised the federal funds rate eleven times, increasing the federal funds target range to 5.25% to 5.50%. While the Federal Reserve has indicated it may decrease interest rates in 2024, they remain highly attentive to inflation risks and do not expect that it will be appropriate to lower its policy rate until it has greater confidence that inflation is moving sustainably down towards 2%.

In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. With the continuation in elevated interest rates, the additional debt service payments due from our borrowers have been strained and may continue to strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of June 30, 2024, 94.5% of our performing loans have interest rate caps with a weighted-average strike price of 2.8%.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of June 30, 2024, 97.3% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for specific allowance for credit loses. Specific allowance for credit losses of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

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

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of twenty-nine loans acquired and seventeen funded loan advances with an initial aggregate unpaid principal balance of $473.1 million with an aggregate purchase discount of $8.1 million, all of our commercial mortgage loans were acquired at par. As of June 30, 2024, our aggregate unamortized purchase discount was $5.6 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO expired in December 2023 and for LMF 2023-1 remains in place through July 2025. While the interest-rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

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

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended June 30, 2024, we recorded earnings per share of $0.07, declared a quarterly dividend of $0.08 per share, and reported $0.09 per share of Distributable Earnings. In addition, our book value per share of common stock was $3.48.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended
	June 30, 2024	March 31, 2024
Net income(1)	$3,413,445	$5,795,183
Weighted-average shares outstanding, basic and diluted	52,266,174	52,249,299
Net income per share, basic and diluted	$0.07	$0.11
Dividends declared per share	$0.08	$0.07
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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended
	June 30, 2024	March 31, 2024
Net income attributable to common stockholders	$3,413,445	$5,795,183
Unrealized loss on mortgage servicing rights	10,274	(4,627)
Unrealized provision for credit losses	1,399,703	1,776,873
Adjustment for income taxes	(1,030)	10,892
Distributable Earnings	$4,822,392	$7,578,321
Weighted-average shares outstanding, basic and diluted	52,266,174	52,249,299
Distributable Earnings per share, basic and diluted	$0.09	$0.15

Book Value Per Share of Common Stock

The following table calculates our book value per share of common stock:

	June 30, 2024	March 31, 2024
Total stockholders' equity	$242,095,526	$242,835,802
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	182,095,526	182,835,802
Shares of common stock issued and outstanding at period end	52,275,230	52,257,315
Book value per share of common stock(1)	$3.48	$3.50
(1)    Book value as of June 30, 2024 and March 31, 2024 includes the impact of an estimated CECL allowance of $9,193,174 or $0.18 per common share and $7,816,462 or $0.15 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of June 30, 2024, we have determined that we are the primary beneficiary of the 2021-FL1 CLO and the LMF 2023-1 Financing based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations and secured financings.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment

Balance at December 31, 2023	$1,383,881,197
Proceeds from principal repayments	(195,632,158)
Accretion of purchase discount	1,423,823
Accretion of deferred loan fees	114,645
Release of credit losses, net	(3,134,168)
Balance at June 30, 2024	$1,186,653,339

The following table details overall statistics for our loan portfolio as of June 30, 2024 and December 31, 2023:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
June 30, 2024
Loans held-for-investment
Senior secured loans(4)	$1,201,753,001	$1,195,846,513	78	100.0%	8.9%	2.6
Allowance for credit losses	N/A	$(9,193,174)
	$1,201,753,001	$1,186,653,339	78	100.0%	8.9%	2.6

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
Allowance for credit losses	NA	$(6,059,006)
	$1,397,385,160	$1,383,881,197	88	100.0%	8.9%	2.9

(1)    Carrying Value includes $5,577,040 and $7,000,863 in unamortized purchase discounts as of June 30, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon assumes applicable 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.33% as of June 30, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.42% and 0.38%, respectively. As of June 30, 2024 and December 31, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of June 30, 2024, all of the outstanding senior secured loans were held in VIEs. As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of June 30, 2024:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)
1	Senior secured	December 16, 2021	$54,455,784	$52,725,000	$51,375,000	Daytona, FL	Multi-Family	1mS + 3.2	2.6	71.7%
2	Senior secured	March 22, 2022	$32,996,700	$32,053,323	$31,876,244	Seneca, SC	Multi-Family	1mS + 3.4	2.8	74.5%
3	Senior secured	June 28, 2022	$33,550,000	$31,940,124	$31,602,808	Dallas, TX	Multi-Family	1mS + 3.9	3.1	71.6%
4	Senior secured	December 29, 2021	$34,464,000	$30,709,146	$30,709,146	Multi, NC	Multi-Family	1mS + 4.0	2.6	59.9%
5	Senior secured	June 8, 2021	$32,500,000	$32,498,017	$30,576,666	Miami, FL	Multi-Family	1mS + 3.3	2.1	74.3%
6	Senior secured	August 25, 2022	$30,700,000	$29,955,208	$28,653,440	Wilmington, NC	Multi-Family	1mS + 4.0	3.3	71.5%
7	Senior secured	June 7, 2021	$29,400,000	$28,007,982	$27,569,521	San Antonio, TX	Multi-Family	1mS + 3.5	2.1	80.0%
8	Senior secured	November 2, 2021	$26,728,000	$26,049,291	$26,049,291	Melbourne, FL	Multi-Family	1mS + 3.8	2.4	72.1%
9	Senior secured	August 26, 2021	$27,268,000	$26,163,008	$25,440,413	Clarkston, GA	Multi-Family	1mS + 3.6	2.2	79.0%
10	Senior secured	November 15, 2021	$26,003,000	$25,607,252	$24,330,000	El Paso, TX	Multi-Family	1mS + 3.2	2.5	76.0%

11	Senior secured	October 18, 2021	$28,250,000	$24,252,193	$23,348,000	Cherry Hill, NJ	Multi-Family	1mS + 3.1	2.4	72.4%
12	Senior secured	August 26, 2021	$23,370,000	$23,065,021	$22,872,354	Union City, GA	Multi-Family	1mS + 3.5	2.3	70.4%
13	Senior secured	April 27, 2022	$54,470,000	$49,800,000	$22,071,641	North Brunswick, NJ	Multi-Family	1mS + 3.4	2.9	79.9%
14	Senior secured	March 22, 2022	$22,845,000	$22,308,996	$21,934,375	York, PA	Multi-Family	1mS + 3.3	2.8	79.2%
15	Senior secured	November 16, 2021	$21,975,000	$21,975,000	$21,916,753	Dallas, TX	Multi-Family	1mS + 3.3	2.5	73.5%
16	Senior secured	July 8, 2022	$23,095,000	$22,118,543	$21,818,465	Arlington, TX	Multi-Family	1mS + 3.8	3.2	67.1%
17	Senior secured	August 31, 2021	$21,750,000	$21,725,235	$21,644,684	Houston, TX	Multi-Family	1mS + 3.4	2.3	74.2%
18	Senior secured	November 29, 2022	$21,283,348	$20,360,000	$20,360,000	Glendale, WI	Healthcare	1mS + 4.0	2.5	45.0%
19	Senior secured	June 10, 2022	$21,468,240	$20,250,372	$20,250,372	Various, GA	Multi-Family	1mS + 3.8	3.1	75.8%
20	Senior secured	November 5, 2021	$20,965,000	$19,625,274	$19,625,274	Orlando, FL	Multi-Family	1mS + 3.1	2.4	78.1%
21	Senior secured	April 13, 2022	$20,651,725	$18,989,494	$18,989,494	Decatur, GA	Multi-Family	1mS + 3.6	2.9	75.7%
22	Senior secured	November 21, 2022	$21,135,000	$18,920,000	$18,920,000	Houston, TX	Healthcare	1mS + 4.0	2.5	67.0%
23	Senior secured	November 23, 2021	$19,925,000	$19,119,983	$18,834,024	Orange, NJ	Multi-Family	1mS + 3.3	2.5	78.0%
24	Senior secured	February 2, 2022	$19,740,000	$19,263,491	$18,660,822	Houston, TX	Multi-Family	1mS + 3.5	2.7	77.5%
25	Senior secured	February 11, 2022	$20,165,000	$19,576,810	$18,599,480	Tampa, FL	Multi-Family	1mS + 3.6	2.8	78.0%
26	Senior secured	May 26, 2022	$17,500,000	$17,263,000	$17,263,000	Brooklyn, NY	Multi-Family	1mS + 3.8	1.0	64.3%
27	Senior secured	March 31, 2022	$18,140,000	$16,956,276	$16,956,276	Tallahassee, FL	Multi-Family	1mS + 3.3	2.8	74.8%
28	Senior secured	November 10, 2022	$18,590,000	$16,690,000	$16,690,000	Austin, TX	Healthcare	1mS + 4.0	2.5	65.0%
29	Senior secured	December 1, 2021	$16,071,800	$16,039,141	$15,449,323	Horn Lake, MS	Multi-Family	1mS + 3.4	2.5	75.7%
30	Senior secured	February 1, 2022	$16,160,000	$15,792,145	$15,400,000	San Antonio, TX	Multi-Family	1mS + 3.5	2.7	79.8%
31	Senior secured	April 6, 2022	$16,400,000	$15,753,234	$15,347,180	Vineland, NJ	Multi-Family	1mS + 3.8	2.8	77.0%
32	Senior secured	April 6, 2022	$17,443,500	$16,237,946	$15,156,425	Haltom City, TX	Multi-Family	1mS + 3.5	2.8	74.1%
33	Senior secured	December 2, 2021	$16,250,000	$15,010,343	$15,010,343	Colorado Springs, CO	Multi-Family	1mS + 3.1	2.5	72.5%
34	Senior secured	February 22, 2022	$18,241,527	$15,524,795	$15,000,000	Philadelphia, PA	Multi-Family	1mS + 3.8	2.8	80.0%
35	Senior secured	June 15, 2022	$15,371,600	$14,881,463	$14,511,455	Denton, TX	Multi-Family	1mS + 3.9	3.1	73.0%
36	Senior secured	July 26, 2022	$17,100,000	$14,886,485	$14,351,599	Atlanta, GA	Multi-Family	1mS + 3.7	3.2	65.2%
37	Senior secured	April 27, 2022	$15,000,000	$14,171,704	$14,171,704	Houston, TX	Multi-Family	1mS + 3.7	2.9	79.6%
38	Senior secured	January 13, 2022	$15,180,000	$14,440,400	$14,119,842	Indianapolis, IN	Multi-Family	1mS + 3.8	2.7	80.0%
39	Senior secured	November 21, 2022	$15,735,000	$14,030,000	$14,030,000	Southlake, TX	Healthcare	1mS + 4.0	2.5	48.0%
40	Senior secured	December 28, 2021	$14,000,000	$14,000,000	$14,000,000	Houston, TX	Multi-Family	1mS + 3.3	2.6	71.2%
41	Senior secured	May 13, 2022	$18,500,000	$15,108,835	$13,885,769	Decatur, AL	Multi-Family	1mS + 3.5	3.0	59.2%
42	Senior secured	April 12, 2021	$13,666,721	$13,666,721	$13,666,721	Cedar Park, TX	Multi-Family	1mS + 3.9	1.9	66.7%
43	Senior secured	June 10, 2022	$15,250,000	$14,247,308	$13,625,505	Blakely, PA	Multi-Family	1mS + 3.9	3.1	75.0%

44	Senior secured	October 6, 2023	$13,191,852	$13,191,852	$13,191,852	Garfield, NJ	Multi-Family	1mS + 4.0	1.3	65.5%
45	Senior secured	December 13, 2021	$12,919,018	$12,919,018	$12,600,000	Evansville, IN	Multi-Family	1mS + 3.4	2.6	74.3%
46	Senior secured	December 28, 2021	$38,800,000	$37,613,170	$12,322,717	Houston, TX	Multi-Family	1mS + 3.3	2.6	71.2%
47	Senior secured	January 25, 2022	$13,000,000	$12,406,810	$12,249,079	Corpus Christi, TX	Multi-Family	1mS + 3.6	2.7	78.8%
48	Senior secured	May 12, 2022	$12,750,000	$11,926,591	$11,926,591	Ypsilanti, MI	Multi-Family	1mS + 3.5	3.0	68.4%
49	Senior secured	December 10, 2021	$13,000,000	$11,815,776	$11,662,582	Los Angeles, CA	Multi-Family	1mS + 3.6	2.6	67.9%
50	Senior secured	March 4, 2022	$12,047,625	$11,738,608	$11,467,505	Houston, TX	Multi-Family	1mS + 3.5	2.8	78.3%
51	Senior secured	April 14, 2022	$11,823,000	$11,749,195	$11,287,602	Irving, TX	Multi-Family	1mS + 3.5	2.9	74.9%
52	Senior secured	October 28, 2021	$12,250,000	$11,935,450	$11,202,535	Tampa, FL	Multi-Family	1mS + 3.1	2.4	75.7%
53	Senior secured	April 23, 2021	$11,600,000	$11,410,532	$10,986,357	Tualatin, OR	Multi-Family	1mS + 3.3	1.9	73.9%
54	Senior secured	May 3, 2022	$11,349,250	$11,056,240	$10,818,945	Port Richey, FL	Multi-Family	1mS + 3.6	2.9	79.1%
55	Senior secured	September 30, 2021	$11,300,000	$11,022,226	$10,795,000	Clearfield, UT	Multi-Family	1mS + 3.3	2.3	68.0%
56	Senior secured	December 29, 2021	$11,000,000	$10,795,116	$10,615,094	Phoenix, AZ	Multi-Family	1mS + 3.8	2.6	75.9%
57	Senior secured	June 28, 2022	$10,531,845	$10,531,845	$10,531,845	Colorado Springs, CO	Multi-Family	1mS + 3.9	3.1	73.1%
58	Senior secured	December 2, 2021	$9,975,000	$9,975,000	$9,975,000	Tomball, TX	Multi-Family	1mS + 3.5	2.5	68.5%
59	Senior secured	November 23, 2021	$10,706,000	$10,433,651	$9,856,000	Atlanta, GA	Multi-Family	1mS + 3.5	2.5	79.5%
60	Senior secured	January 14, 2022	$10,234,000	$9,902,979	$9,609,250	Houston, TX	Multi-Family	1mS + 3.6	2.7	78.8%
61	Senior secured	July 14, 2022	$10,153,000	$9,602,761	$9,429,206	Bradenton, FL	Multi-Family	1mS + 3.9	3.2	74.4%
62	Senior secured	August 5, 2022	$10,232,000	$9,127,649	$9,127,649	San Antonio, TX	Multi-Family	1mS + 4.4	3.2	75.0%
63	Senior secured	October 29, 2021	$9,000,000	$8,824,877	$8,717,380	Riverside, MO	Multi-Family	1mS + 3.5	2.4	76.6%
64	Senior secured	June 22, 2022	$9,772,000	$8,593,992	$8,175,500	Des Moines, IA	Multi-Family	1mS + 4.0	3.1	72.0%
65	Senior secured	May 26, 2022	$8,497,500	$8,149,098	$8,116,833	Haltom City, TX	Multi-Family	1mS + 4.0	3.0	74.4%
66	Senior secured	June 24, 2022	$7,934,160	$7,934,160	$7,934,160	Moncks Corner, SC	Multi-Family	1mS + 4.2	3.1	67.8%
67	Senior secured	September 28, 2021	$8,125,000	$7,286,000	$7,286,000	Chicago, IL	Multi-Family	1mS + 3.8	2.3	75.9%
68	Senior secured	July 1, 2021	$7,285,000	$7,285,000	$7,169,838	Harker Heights, TX	Multi-Family	1mS + 3.7	2.1	72.3%
69	Senior secured	October 7, 2022	$7,000,000	$7,000,000	$7,000,000	Fairborn, OH	Multi-Family	1mS + 4.1	1.4	79.1%
70	Senior secured	October 24, 2022	$6,100,000	$6,100,000	$6,100,000	Various, FL	Healthcare	1mS + 4.5	1.4	71.0%
71	Senior secured	April 8, 2022	$6,191,853	$6,096,412	$6,096,412	St. Petersburg, FL	Multi-Family	1mS + 4.0	2.9	75.5%
72	Senior secured	June 3, 2022	$7,367,500	$6,067,500	$6,067,500	Deer Park, NY	Self Storage	1mS + 3.6	3.0	72.5%
73	Senior secured	May 21, 2021	$7,172,000	$6,937,427	$5,994,000	Youngtown, AZ	Multi-Family	1mS + 3.8	2.0	71.4%
74	Senior secured	July 14, 2021	$6,048,000	$5,913,912	$5,913,912	Birmingham, AL	Multi-Family	1mS + 3.8	2.2	71.7%
75	Senior secured	November 19, 2021	$6,453,000	$5,519,604	$5,519,604	Huntsville, AL	Multi-Family	1mS + 3.9	2.5	78.8%
76	Senior secured	April 30, 2021	$5,472,000	$5,472,000	$5,285,500	Daytona Beach, FL	Multi-Family	1mS + 3.8	1.9	77.4%

77	Senior secured	December 13, 2021	$5,685,398	$5,685,398	$5,250,000	Evansville, IN	Multi-Family	1mS + 3.4	2.6	73.9%
78	Senior secured	October 6, 2023	$4,808,148	$4,808,148	$4,808,148	Garfield, NJ	Multi-Family	1mS + 4.0	1.3	65.5%

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

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of June 30, 2024 or December 31, 2023.

During the period ended June 30, 2024, management identified one loan, collateralized by a multifamily property in Brooklyn, NY, with an unpaid principal value of $17.3 million as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of the maturity default, with interest recorded as income on a cash basis.

During the period ended June 30, 2024, management identified one loan, collateralized by two multifamily properties near Augusta, GA, with an unpaid aggregate principal value of $20.3 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of monetary default, with interest recognized as income on a cash basis.

During the period ended June 30, 2024, management identified one loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.9 million for credit losses was required after analysis of the underlying collateral value. This loan is on non-accrual status as a result of monetary default, with interest collections accounted for under the cost recovery method.

During the period ended June 30, 2024, management identified one loan, collateralized by a multifamily property in Dallas, TX, with an unpaid aggregate principal value of $31.6 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the three months ended June 30, 2023.

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

During the period ended December 31, 2023, management identified one loan, collateralized by a multifamily property in Virginia Beach, VA, with an unpaid principal balance of $36.8 million as impaired due to monetary default resulting in a risk rating of "5"; however no specific asset reserves were required after analysis of underlying collateral value. This loan was on non-accrual status as a result of monetary default and impaired loan classification. In the first quarter of 2024, the Company and the borrower entered into a loan modification and the loan was loan returned to accrual status. In connection with the modification, the borrower, among other things, made a principal payment of approximately $3.6 million and brought current any past due interest, escrows and reserves, which resulted in interest of approximately $0.5 million that was unpaid as of December 31, 2023 recognized as income in the quarter ended March 31, 2024. The note rate on the loan was amended to SOFR + 400 basis points from SOFR + 327 basis points and the stated maturity date of the loan was amended to April 5, 2024, with the ability for borrower to extend, under certain conditions, to May 3, 2024. On May 3, 2024, the loan repaid in full according to the terms of loan modification.

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

Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan's specific facts and circumstances. These loan modifications typically include additional time for a borrower to refinance or sell their property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection and/or an increase in the loan coupon or additional fees. We continue to work with our borrowers to address issues as they arise while seeking to preserve the credit attributes of our loan. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures or losses.
As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.6 as of June 30, 2024 and and 3.5 as of December 31, 2023. The change to underlying risk rating consisted of loans that paid off with a risk rating of "3" of

$119.7 million, a risk rating of "4" of $30.2 million and a risk rating of "5" of $45.7 million during the six months ended June 30, 2024. Additionally, $7.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $206.5 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $17.3 million of loans with a risk rating of "3" transitioned to a risk rating of "5", $39.2 million of loans with a risk rating of "4" transitioned to a risk rating of "3" and $66.9 million of loans with a risk rating of "4" transitioned to a risk rating of "5". The following table presents the principal balance and net book value based on the Company's internal risk ratings as of June 30, 2024:

	June 30, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021
1	—	$—	—	—	—
2	2	30,720,000	—	30,289,080	—
3	53	722,569,123	17,848,300	370,714,017	324,704,570
4	19	364,347,698	—	135,743,248	224,813,467
5	4	84,116,180	—	82,540,657	—
	78	$1,201,753,001	17,848,300	619,287,002	549,518,037

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations and secured financings. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions.

The following table summarizes our financing agreements:

	June 30, 2024					December 31, 2023
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$847,917,019	$848,761,605	$847,917,019	$—	$1,000,000,000
Secured Financings	Non-Mark-to-Market	386,300,000	386,351,397	386,300,000	—	386,300,000
Secured term loan	Non-Mark-to-Market	47,750,000	N/A	47,750,000	—	47,750,000
		$1,281,967,019		$1,281,967,019	$—	$1,434,050,000

(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us. Collateralized loan obligations maximum facility size reduced by repayment of Class A Notes of $152.1 million. Includes $166.3 million in collateralized loan obligations retained interests and $68.6 million in secured financings retained interests that are eliminated in consolidation in our balance sheets at June 30, 2024 and December 31, 2023, respectively.
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

The following table presents certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing as of June 30, 2024:

As of June 30, 2024
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	78	$1,201,753,001	$1,186,847,181	8.92%
Financing provided	2	$999,367,019	$995,895,094	7.42%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $5,712,646 as of June 30, 2024. The carrying value for the 2021-FL1 CLO is net of debt issuance costs of $651,034 as of June 30, 2024 and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $2,820,891 as of June 30, 2024.
(2)    Weighted average coupon for loan investments assumes applicable 30-day Term SOFR of 5.33% as of June 30, 2024, inclusive of weighted average interest rate floors of 0.42% and spreads of 3.59%. Weighted average coupon for the financings assumes applicable 30-day Term SOFR of 5.33% as of June 30, 2024 and spreads of 2.10% as of June 30, 2024.

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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of June 30, 2024 and December 31, 2023, we were in compliance with these covenants.

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

Any loans considered to be a Default Risk or otherwise deemed to be collateral dependent will be individually evaluated for a specific allowance for credit losses. A loan is considered collateral dependent when the Company determines that the facts and circumstances of the loan deem the debtor to be experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. If a loan is considered to be collateral dependent, a specific allowance for credit losses is recorded to reduce the carrying value of the loan through a charge to the provision for credit losses. The specific allowance for credit losses is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, actions of other lenders, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2024 and December 31, 2023:

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

	June 30, 2024
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,186,653,339	$686,325	$65,135,065	$1,252,474,729
Collateralized Loan Obligations	(995,895,094)	—	—	(995,895,094)
Other(3)	37,823,575	—	(6,321,048)	31,502,527
Restricted Cash	1,457,342	—	—	1,457,342
Capital Allocated	$230,039,162	$686,325	$58,814,017	$289,539,504
% Capital	79.5%	0.2%	20.3%	100.0%

	December 31, 2023
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,383,881,197	$691,973	$51,247,063	$1,435,820,233
Collateralized Loan Obligations	(1,146,210,752)	—	—	(1,146,210,752)
Other(3)	4,592,267	—	(6,459,271)	(1,867,004)
Restricted Cash	270,129	—	—	270,129
Capital Allocated	$242,532,841	$691,973	$44,787,792	$288,012,606
% Capital	84.2%	0.2%	15.6%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

 Results of Operations

The table below presents information from our Statement of Operations for the three and six months ended June 30, 2024 and June 30, 2023, respectively:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$29,837,154	$21,818,608	$64,627,272	$43,763,269
Cash and cash equivalents	801,641	827,443	1,453,044	1,089,108
Interest expense:
Collateralized loan obligations and secured financings	(20,178,657)	(14,199,861)	(41,690,411)	(27,232,907)

Secured Term Loan	(937,211)	(937,210)	(1,874,421)	(1,864,122)
Net interest income	9,522,927	7,508,980	22,515,484	15,755,348
Expenses:
Management and incentive fees	1,812,741	1,093,374	4,380,948	2,180,636
General and administrative expenses	1,130,948	882,723	2,265,084	1,830,789
Operating expenses reimbursable to Manager	404,907	577,666	875,074	1,087,652
Other operating expenses	21,458	1,809,700	57,938	1,874,284
Compensation expense	163,750	61,586	222,500	123,694
Total expenses	3,533,804	4,425,049	7,801,544	7,097,055
Other income and expense:
Provision for credit losses, net	(1,399,703)	(555,083)	(3,176,576)	(375,399)
Change in unrealized (loss) gain on mortgage servicing rights	(10,274)	206	(5,647)	(48,923)
Servicing income, net	18,270	45,396	56,773	96,924
Total other income and expense	(1,391,707)	(509,481)	(3,125,450)	(327,398)
Net income before provision for income taxes	4,597,416	2,574,450	11,588,490	8,330,895
Benefit from (provision for) income taxes	1,030	(223)	(9,862)	10,023
Net income	4,598,446	2,574,227	11,578,628	8,340,918
Dividends accrued to preferred stockholders	(1,185,001)	(1,185,042)	(2,370,000)	(2,370,000)
Net income attributable to common stockholders	$3,413,445	$1,389,185	$9,208,628	$5,970,918
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$3,413,445	$1,389,185	$9,208,628	$5,970,918
Weighted average number of shares of common stock outstanding	52,266,174	52,231,152	52,257,737	52,231,152
Basic and diluted income per share	$0.07	$0.03	$0.18	$0.11
Dividends declared per share of common stock	$0.08	$0.06	$0.15	$0.12

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net Income Summary

For the three months ended June 30, 2024, our net income attributable to common stockholders was $3,413,445, or $0.07 basic and diluted net income per average share, compared with net income of $1,389,185, or $0.03 basic and diluted net income per average share, for the three months ended June 30, 2023.  The principal drivers of this net income increase was an increase in net interest income from $7,508,980 for the three months ended June 30, 2023 to $9,522,927 for the three months ended June 30, 2024, an increase in total other expense from $509,481 for the three months ended June 30, 2023 to $1,391,707 for the three months ended June 30, 2024 and a decrease in total expenses from $4,425,049 for the three months ended June 30, 2023 to $3,533,804 for the three months ended June 30, 2024.

Net Interest Income

For the three months ended June 30, 2024 and the three months ended June 30, 2023, our net interest income was $9,522,927 and $7,508,980, respectively. The increase was primarily due to (i) a $289.5 million increase in weighted-average principal balance of our loan portfolio; (ii) a 31bps increase in weighted-average floating rate of our loan portfolio; (iii) a 15bps increase in weighted-average spread on the loan portfolio; (iv) an increase in exit/extension fees of $0.2 million and (v) an increase in accretion of purchase discount of $0.7 million. This was partially offset by (i) a $199.1 million increase in weighted-average principal balance of our secured borrowings; (ii) an 32bps increase in weighted-average floating rate for our secured borrowing liabilities for the three months ended June 30, 2024 compared to the corresponding period in 2023 and (iii) a 64bps increase in weighted-average spread for our secured borrowing liabilities and (iv) amortization of debt issuance costs of $0.3 million for the three months ended June 30, 2024 compared to the corresponding period in 2023.

As disclosed above, we experienced an increase in exit and extension fees in the three months ended June 30, 2024. For the three months ended June 30, 2024, we experienced loan payoffs on three loans with net principal balances of $96.8 million which generated exit fees of $0.6 million included in interest income and extended five loans which generated $0.3 million in fees included in interest income. For the three months ended June 30, 2023, we experienced loan payoffs on three loans with net principal balances of $38.0 million which generated exit fees of $0.5 million included in interest income, one loan with net unpaid principal balance of $33.5 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager and extended one loan which generated $0.1 million in fees included in interest income.

Expenses

For the three months ended June 30, 2024, we incurred management and incentive fees of $1,812,741 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,721,063, of which $404,907 was payable to our Manager and $1,316,156 was payable directly by us.

For the three months ended June 30, 2023, we incurred management and incentive fees of $1,093,374 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $3,331,675 of which $577,666 was payable to our Manager and $2,754,009 was payable directly by us.

The period-over-period decrease in expenses primarily reflects a decrease to reimbursed expenses, legal fees and discontinued deal costs, which more than offset an increase in incentive fees, administration, audit, and professional fees as well as an increase to CLO fees.

Other Income (Loss)

For the three months ended June 30, 2024, our other loss was $1,391,707. This loss was driven by provision for credit losses of $1,399,703 primarily due to specific reserves taken on a risk-rated "5" multifamily loan and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve which reflects softening in CRE prices and net unrealized loss on mortgage servicing rights of $10,274 as a result in reduction in principal balances, which more than offset net servicing income of $18,270.

For the three months ended June 30, 2023, our other loss was $509,481. This loss was driven by provision for credit losses of $555,083 primarily related to changed in macroeconomic forecast, which ore than offset net servicing income of $45,396 and net unrealized gains on mortgage servicing rights of $206 as a result of decreased interest rates in the period.

The period-over-period decrease to other loss was primarily due to the change in provision for credit losses.

Income Tax (Benefit) Provision

For the three months ended June 30, 2024, the Company recognized a benefit from income taxes of $1,030 and for the three months ended June 30, 2023, the Company recognized a provision for income taxes in the amount of $223. The period-over-period increase in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net Income Summary

For the six months ended June 30, 2024, our net income attributable to common stockholders was $9,208,628, or $0.18 basic and diluted net income per average share, compared with net income of $5,970,918, or $0.11 basic and diluted net income per average share, for the six months ended June 30, 2023.  The principal drivers of this net income increase was an increase in net interest income from $15,755,348 for the six months ended June 30, 2023 to $22,515,484 for the six months ended June 30, 2024, an increase in total other expense from $327,398 for the six months ended June 30, 2023 to $3,125,450 for the six months ended June 30, 2024 and an increase in total expenses from $7,097,055 for the six months ended June 30, 2023 to $7,801,544 for the six months ended June 30, 2024.

Net Interest Income

For the six months ended June 30, 2024 and the six months ended June 30, 2023, our net interest income was $22,515,484 and $15,755,348, respectively. The increase was primarily due to (i) a $320.0 million increase in weighted-average principal balance of our loan portfolio; (ii) a 56bps increase in weighted-average floating rate of our loan portfolio; (iii) a 15bps increase in weighted-average spread on the loan portfolio; (iv) an increase in accretion of purchase discount of $1.5 million; (v) an increase in interest earned on cash of $0.4 million; (vi) an increase in exit/extension fees of $0.3 million and (vii) one-time income of $2.5 million related to the resolution of the defaulted Columbus, Ohio loan for the six months ended June 30, 2024 compared to the corresponding period in 2023. This was partially offset by (i) a $238.1 million increase in weighted-average principal balance of our secured borrowings; (ii) an 56bps increase in weighted-average floating rate for our secured borrowing liabilities for the six months ended June 30, 2024 compared to the corresponding period in 2023 and (iii) a 61bps increase in weighted-average spread for our secured borrowing liabilities and (iv) amortization of debt issuance costs of $0.5 million for the six months ended June 30, 2024 compared to the corresponding period in 2023.

As disclosed above, we experienced an increase in exit and extension fees for the six months ended June 30, 2024 For the six months ended June 30, 2024, we experienced loan payoffs on eight loans with net principal balances of $164.3 million which generated exit fees of $1.4 million included in interest income, one loan with net unpaid principal balance of $17.5 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager and extended five loans which generated $0.3 million in fees included in interest income. For the six months ended June 30, 2023, we experienced loan payoffs on six loans with net principal balances of $83.5 million which generated exit fees of $1.2 million included in interest income, one loan with net unpaid principal balance of $33.5 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager and extended two loans which generated $0.2 million in fees included in interest income.

Expenses

For the six months ended June 30, 2024, we incurred management and incentive fees of $4,380,948 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $3,420,596, of which $875,074 was payable to our Manager and $2,545,522 was payable directly by us.

For the six months ended June 30, 2023, we incurred management and incentive fees of $2,180,636 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $4,916,419 of which $1,087,652 was payable to our Manager and $3,828,767 was payable directly by us.

The period-over-period increase in operating expenses primarily reflects an increase in incentive fees, accounting, administration, audit, bank and professional fees as well as an increase to CLO fees, which more than offset a decrease in insurance, legal, discontinued deal costs and reimbursed expense fees.

Other Income (Loss)

For the six months ended June 30, 2024, our other loss was $3,125,450. This loss was driven by provision for credit losses of $3,176,576 primarily due to specific reserves taken on a risk-rated "5" multifamily loan and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve which reflects softening in CRE prices and net unrealized loss on mortgage servicing rights of $5,647 as a result of reduction in principal balance in the period, which more than offset net servicing income of $56,773.

For the six months ended June 30, 2023, our other income was $327,398. This loss was driven by provision for credit losses of $375,399 and net unrealized losses on mortgage servicing rights of $48,923 as a result of reduction in principal balance in the period, which more than offset net servicing income of $96,924.

The period-over-period increase to other loss was primarily due to the change in provision for credit losses.

Income Tax (Benefit) Provision

For the six months ended June 30, 2024, the Company recognized a provision for income taxes of $9,862 and for the six months ended June 30, 2023, the Company recognized a benefit from income taxes in the amount of $10,023. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued, $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed LMF 2023-1 placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of June 30, 2024, our balance sheet included $47.8 million of a secured term loan and $1.0 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026, our collateralized loan financing is term-matched and matures in 2039 or later and our collateralized financing is match-termed and matures in 2032 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2024, we had unrestricted cash and cash equivalents of $65.1 million, compared to $51.2 million as of December 31, 2023.

As of June 30, 2024, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of June 30, 2024, the ratio of our recourse debt to equity was 0.2:1.

As of June 30, 2024, we consolidated the assets and liabilities of the 2021-FL1 CLO and LMF 2023-1 collateralized financings. The assets of the 2021-FL1 CLO and LMF 2023-1 are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of June 30, 2024, the carrying value of these non-recourse liabilities aggregated to $995.9 million. As of June 30, 2024, our total debt to equity ratio was 4.3:1 on a GAAP basis.

As of June 30, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	2024	2023
Cash Flows From Operating Activities	$14,571,454	$10,087,692
Cash Flows From Investing Activities	162,272,158	50,953,417
Cash Flows From Financing Activities	(161,768,397)	(8,637,738)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$15,075,215	$52,403,371

During the six months ended June 30, 2024, cash, cash equivalents and restricted cash increased by $15.1 million and for the six months ended June 30, 2023, cash, cash equivalents and restricted cash increased by $52.4 million.

Operating Activities

For the six months ended June 30, 2024 and 2023, net cash provided operating activities totaled $14.6 million and $10.1 million, respectively. For the six months ended June 30, 2024, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 of $20.2 million, interest received from our senior secured loans held outside the VIE we consolidate of $2.5 million, interest received on cash accounts of $1.5 million exceeding cash interest expense paid on our Secured Term Loan of $1.8 million, management and incentive fees of $3.7 million, expense reimbursements of $0.9 million and other operating expenditures of $3.4 million. For the six months ended June 30, 2023, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO of $15.9 million, interest received from our senior secured loans held outside VIE's we consolidate of $1.4 million, interest received on cash accounts of $1.1 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $1.8 million, management and incentive fees of $2.2 million, expense reimbursement of $1.0 million and other operating expenditures of $3.4 million.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities totaled $162.3 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period. For the six months ended June 30, 2023 net cash provided by investing activities totaled $51.0 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities totaled $161.8 million and primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO of $152.1 million, payments of common stock dividends of $7.3 million and payments of preferred stock dividends of $2.4 million. For the six months ended June 30, 2023, net cash used in financing activities totaled $8.6 million and primarily related to payments of common stock dividends of $6.3 million and payment of preferred stock dividends of $2.4 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2024, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of June 30, 2024, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On June 13, 2024, we announced that our Board had declared a cash dividend rate for the second quarter of 2024 of $0.08 per share of common stock which was paid on July 15, 2024 and declared a cash dividend rate for the second quarter of 2024 of $0.49219 per share of Series A Preferred Stock which was paid on July 15, 2024.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2024. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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
99.1*
First Amendment to Servicing Agreement, dated as of July 10, 2024, by and among LFT CRE 2021-FL1, Ltd., Lument Investment Management, LLC, Lument Commercial Mortgage Trust, Computershare Trust Company, National Association, Wilmington Trust, National Association and Lument Real Estate Capital, LLC.

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

LUMENT FINANCE TRUST, INC.

Dated: August 12, 2024	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board

Dated: August 12, 2024	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)