Form 10-Q
period 2024-09-30
Lument Finance Trust, Inc.
filed 2024-11-12
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2024
Common stock, $0.01 par value	52,292,107

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2024(1)	December 31, 2023(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$45,587,573	$51,247,063
Restricted cash	19,490,910	270,129
Commercial mortgage loans held-for-investment, at amortized cost	1,191,183,049	1,389,940,203
Less: Allowance for credit losses	(9,515,493)	(6,059,006)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,181,667,556	1,383,881,197
Mortgage servicing rights, at fair value	640,309	691,973
Accrued interest receivable	6,823,190	8,588,805
Other assets	1,789,333	2,253,280
Total assets	$1,255,998,871	$1,446,932,447

LIABILITIES AND EQUITY
LIABILITIES
Collateralized loan obligations and secured financings, net	955,094,679	1,146,210,752
Secured term loan, net	47,407,286	47,220,226
Accrued interest payable	3,153,060	4,092,701
Dividends payable	5,184,660	4,654,904
Fees and expenses payable to Manager	1,486,946	1,587,875
Other liabilities(2)	528,018	2,373,609
Total liabilities	1,012,854,649	1,206,140,067

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized,52,292,107 and 52,248,631 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	522,922	522,487
Additional paid-in capital	314,657,793	314,587,299
Cumulative distributions to stockholders	(194,624,189)	(179,045,749)
Accumulated earnings	65,233,261	47,373,908
Total stockholders' equity	243,044,722	240,692,880
Noncontrolling interests	$99,500	$99,500
Total equity	$243,144,222	$240,792,380

Total liabilities and equity	$1,255,998,871	$1,446,932,447

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of September 30, 2024 and December 31, 2023, assets of consolidated VIEs totaled $1,187,880,140 and $1,384,136,334, respectively and the liabilities of consolidated VIEs totaled $958,170,808 and $1,150,207,290 respectively. See Note 4 for further discussion.

(2)     Includes $81,184 and $43,647 of Current Expected Credit Loss ("CECL") allowance related to unfunded commitments on commercial mortgage loans, net as of September 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$28,926,111	$31,067,350	$93,553,383	$74,830,619
Cash and cash equivalents	744,724	789,442	2,197,768	1,878,550
Interest expense:
Collateralized loan obligations and secured financings	(19,238,862)	(21,364,918)	(60,929,273)	(48,597,825)
Secured term loan	(947,510)	(947,509)	(2,821,931)	(2,811,631)
Net interest income	9,484,463	9,544,365	31,999,947	25,299,713
Expenses:
Management and incentive fees	1,126,820	1,072,569	5,507,768	3,253,205
General and administrative expenses	1,160,346	861,447	3,425,430	2,692,236
Operating expenses reimbursable to Manager	418,553	284,859	1,293,627	1,372,511
Other operating expenses	80,098	168,062	138,036	2,042,346
Compensation expense	111,250	58,750	333,750	182,444
Total expenses	2,897,067	2,445,687	10,698,611	9,542,742
Other income and expense:
Provision for credit losses, net	(317,448)	(791,563)	(3,494,024)	(1,166,962)
Change in unrealized (loss) gain on mortgage servicing rights	(46,017)	1,573	(51,664)	(47,350)
Servicing income, net	60,283	70,842	117,056	167,766
Total other income and expense	(303,182)	(719,148)	(3,428,632)	(1,046,546)
Net income before provision for income taxes	6,284,214	6,379,530	17,872,704	14,710,425
Benefit from (provision for) income taxes	(3,489)	(19,803)	(13,351)	(9,780)
Net income	6,280,725	6,359,727	17,859,353	14,700,645
Dividends accrued to preferred stockholders	(1,185,041)	(1,185,042)	(3,555,041)	(3,555,042)
Net income attributable to common stockholders	$5,095,684	$5,174,685	$14,304,312	$11,145,603
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$5,095,684	$5,174,685	$14,304,312	$11,145,603
Weighted average number of shares of common stock outstanding	52,283,669	52,231,152	52,266,444	52,231,152
Basic and diluted income per share	$0.10	$0.10	$0.27	$0.21
Dividends declared per share of common stock	$0.08	$0.07	$0.23	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2023	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380
Issuance of common stock	—	—	8,684	87	19,860	—	—	$19,947	—	$19,947
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Net income	—	—	—	—	—	—	6,980,182	$6,980,182	—	$6,980,182
Common stock dividends	—	—	—	—	—	(3,658,012)	—	$(3,658,012)	—	$(3,658,012)
Preferred stock dividends	—	—	—	—	—	(1,184,999)	—	(1,184,999)	—	$(1,184,999)
Balance at March 31, 2024	2,400,000	$57,254,935	52,257,315	$522,574	$314,592,963	$(183,888,760)	$54,354,090	$242,835,802	$99,500	$242,935,302
Issuance of common stock	—	—	17,915	179	42,315	—	—	$42,494	—	$42,494
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	$(14,196)	—	$(14,196)
Net income	—	—	—	—	—	—	4,598,446	$4,598,446	—	$4,598,446
Common stock dividends	—	—	—	—	—	(4,182,019)	—	$(4,182,019)	—	$(4,182,019)
Preferred stock dividends	—	—	—	—	—	(1,185,001)	—	$(1,185,001)	—	$(1,185,001)
Balance at June 30, 2024	2,400,000	$57,254,935	52,275,230	$522,753	$314,621,082	$(189,255,780)	$58,952,536	$242,095,526	$99,500	$242,195,026
Issuance of common stock, net	—	—	16,877	169	42,327	—	—	$42,496	—	$42,496
Cost of issuing common stock	—	—	—	—	(5,616)	—	—	$(5,616)	—	$(5,616)
Net income			—	—	—	—	6,280,725	$6,280,725	—	$6,280,725
Common dividends declared	—	—	—	—	—	(4,183,368)	—	$(4,183,368)	—	$(4,183,368)
Preferred dividends declared	—	—	—	—	—	(1,185,041)	—	$(1,185,041)	—	$(1,185,041)
Balance at September 30, 2024	2,400,000	57,254,935	52,292,107	522,922	314,657,793	(194,624,189)	65,233,261	243,044,722	99,500	243,144,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2022	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497
Cost of issuing common stock	—	—	—	—	(14,040)	—	—	(14,040)	—	(14,040)
Restricted stock compensation expense	—	—	—	—	3,358	—	—	3,358	—	3,358
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	(3,591,440)	(3,591,440)	—	(3,591,440)
Net income	—	—	—	—	—	—	5,766,691	5,766,691	—	5,766,691
Common stock dividends	—	—	—	—	—	(3,133,869)	—	(3,133,869)	—	(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2023	2,400,000	$57,254,935	52,231,152	$522,252	$314,587,702	$(165,043,253)	$33,426,103	$240,747,739	$99,500	$240,847,239
Issuance of common stock	—	—	—	60	13,560	—	—	13,620	—	13,620
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	(14,196)	—	(14,196)
Restricted stock compensation expense	—	—	—	—	(10,784)	—	—	(10,784)	—	(10,784)
Net income	—	—	—	—	—	—	2,574,227	2,574,227	—	2,574,227
Common stock dividends	—	—	—	—	—	(3,133,869)	—	(3,133,869)	—	(3,133,869)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	(1,185,042)	—	(1,185,042)
Balance at June 30, 2023	2,400,000	$57,254,935	52,231,152	$522,312	$314,576,282	$(169,362,164)	$36,000,330	$238,991,695	$99,500	$239,091,195
Issuance of common stock	—	—	—	—	(14,352)	—	—	(14,352)	—	(14,352)
Net income	—	—	—	—	—	—	6,359,727	6,359,727	—	6,359,727
Common dividends declared	—	—	—	—	—	(3,656,181)	—	(3,656,181)	—	(3,656,181)
Preferred dividends declared	—	—	—	—	—	(1,185,042)	—	(1,185,042)	—	(1,185,042)
Balance at September 30, 2023	2,400,000	$57,254,935	52,231,152	$522,312	$314,561,930	$(174,203,387)	$42,360,057	$240,495,847	$99,500	$240,595,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Cash flows from operating activities:
Net income	$17,859,353	$14,700,645
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(2,656,178)	(431,009)
Amortization of commercial mortgage loans held-for-investment premiums	—	16,201
Accretion of deferred loan fees	(172,598)	(195,022)
Amortization of deferred offering costs	(34,008)	(42,588)
Amortization of deferred financing costs	2,847,760	2,302,706
Provision for credit losses, net	3,456,487	1,166,962
Unrealized loss on mortgage servicing rights	51,664	47,350
Stock compensation expense	—	6,194
Non-cash compensation expense	104,938	—
Net change in:
Accrued interest receivable	1,765,615	(2,809,908)
Other assets	463,947	(272,085)
Accrued interest payable	(939,642)	1,472,032
Fees and expenses payable to Manager	(100,929)	(242,236)
Other liabilities	(1,845,591)	(205,860)
Net cash provided by operating activities	20,800,818	15,513,382
Cash flows from investing activities:
Purchase of commercial mortgage loans held-for-investment	(45,423,744)	(517,608,525)
Principal payments from commercial mortgage loans held-for-investment	247,009,674	203,425,029
Net cash provided by (used in) investing activities	201,585,930	(314,183,496)
Cash flows from financing activities:
Proceeds from collateralized loan obligations and secured financings	—	317,700,000
Payment of collateralized loan obligations	(193,776,773)	—
Payment of deferred financing costs	—	(3,809,453)
Dividends paid on common stock	(11,497,434)	(9,401,607)
Dividends paid on preferred stock	(3,551,250)	(3,551,250)
Net cash (used in) provided by financing activities	(208,825,457)	300,937,690
Net increase in cash, cash equivalents and restricted cash	13,561,291	2,267,576
Cash, cash equivalents and restricted cash, beginning of period	51,517,192	47,366,365
Cash, cash equivalents and restricted cash, end of period	$65,078,483	$49,633,941

Supplemental disclosure of cash flow information
Cash paid for interest	$61,843,086	$47,634,719
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$5,184,660	$4,657,473
Loan principal payments held by a servicer	$18,822,381	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission ("SEC") on March 15, 2024.

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (collectively, the "2021-FL1 CLO") and LMF 2023-1, LLC ("LMF 2023-1 Financing") for potential consolidation. At September 30, 2024, the Company determined it was the primary beneficiary of LFT CRE 2021-FL1 CLO and LMF 2023-1 Financing based on its power to direct the activities that most significantly impact the economic performance of LFT 2021-FL1 CLO and LMF 2023-1 Financing and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities.

Collateralized Loan Obligations and Secured Financings

Collateralized loan obligations ("CLO") and secured financings represent third-party liabilities of 2021-FL1 CLO and LMF 2023-1 Financing. The 2021-FL1 CLO and LMF 2023-1 Financing are VIEs and Management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing do not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $234,850,000 at September 30, 2024 and December 31, 2023, respectively.

In the second quarter of 2023, $1,684,618 in costs related to a previously contemplated public CRE CLO were expensed as "Other operating expenses" in the statement of operations as a result of abandoning the contemplated transaction due to the then current capital market environment.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

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

Restricted cash includes cash held within 2021-FL1 CLO and LMF 2023-1 Financing as of September 30, 2024 and December 31, 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$45,587,573	$51,247,063
Restricted cash 2021-FL1 CLO(1)	$19,288,134	$71,826
Restricted cash LMF 2023-1 Financing	$202,776	$198,303
Total cash, cash equivalents and restricted cash	$65,078,483	$51,517,192
(1) Primarily represents proceeds from principal repayments held by the servicer which were remitted to the Class A Note holders during the subsequent remittance cycle.

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
September 30, 2024

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

As of September 30, 2024, the Company held three loans, collateralized by multifamily properties, with unpaid principal balance of $52.5 million on non-accrual status with interest collections accounted for on the cash basis method. See Note 3 for further discussion.

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
September 30, 2024

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

Real Estate Owned

To maximize recovery from a defaulted loan, the Company may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Real estate acquired through a foreclosure or by deed in lieu of foreclosure is classified as real estate owned, net ("REO") in the consolidated balance sheets. REO assets are initially recognized at estimated fair value in accordance with ASC Topic 805, "Business Combinations" and are shown net of accumulated depreciation and impairment charges.

REO assets held for use, except for land, are depreciated using the straight-line method over their estimated useful lives ranging from seven to thirty-nine years. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred. REO assets are classified as held for sale in the period when they meet the criteria under ASC Topic 360, "Property, Plant and Equipment." Once a REO asset is classified as held for sale, depreciation is suspended and the asset is reported at the lower of carrying value or fair value less cost to sell.

REO assets are reviewed for impairment each quarter if events or circumstances change indicating that the carrying amount of an asset may not be recoverable. The Company recognizes impairment if the undiscounted estimated cash flows to be generated by an asset is less than the carrying amount of such asset. Measurement of impairment is based on the asset's estimated fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock

At September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,292,107 and 52,248,631 shares of common stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively.

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

Preferred Stock

At September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income attributable to common stockholders for the period by the weighted-average shares of the Company's common stock outstanding for that period. Diluted earnings per share considers the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 13 for details of the computation of basic and diluted earnings per share.

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
September 30, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and nine months ended September 30, 2024 and 2023, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides for new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently evaluating the impact of the update on the Company's consolidated financial statements and does not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.

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

NOTE 3 COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of September 30, 2024 and December 31, 2023:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
September 30, 2024
Loans held-for-investment
Senior secured loans(4)	$1,195,799,230	$1,191,183,049	75	100.0%	8.7%	2.3
Allowance for credit losses	N/A	(9,515,493)
	1,195,799,230	1,181,667,556	75	100.0%	8.7%	2.3

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
Allowance for credit losses	N/A	(6,059,006)
	1,397,385,160	1,383,881,197	88	100.0%	8.9%	2.9

(1)    Carrying Value includes $4,344,687 and $7,000,863 in unamortized purchase discounts as of September 30, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon assumes applicable 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.16% and 5.33% as of September 30, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.55% and 0.38%, respectively. As of September 30, 2024 and December 31, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of September 30, 2024, $1,161,565,228 of the outstanding senior secured loans were held in VIEs and $20,102,328 of the outstanding senior secured loans were held outside VIEs. As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside VIEs.

Activity: For the nine months ended September 30, 2024, the loan portfolio activity was as follows:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2023	$1,383,881,197
Purchases, advances and originations	45,423,744
Principal payments	(247,009,674)
Accretion of purchase discount	2,656,178
Accretion of deferred loan fees	172,598
Provision for credit losses	(3,456,487)
Balance at September 30, 2024	$1,181,667,556

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of September 30, 2024 and December 31, 2023:

	September 30, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—
2	4	76,760,000	27,004,681	—	48,769,547	—
3	46	646,017,113	18,257,052	17,967,954	288,558,674	315,343,520
4	21	389,253,907	—	—	173,835,789	209,432,915
5	4	83,768,210	—	—	82,497,424	—
	75	$1,195,799,230	$45,261,733	$17,967,954	$593,661,434	$524,776,435

	December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019
1	—	$—	$—	$—	$—	$—
2	3	37,720,000	—	37,276,159	—	—
3	67	1,019,844,272	17,887,019	449,921,414	542,010,684	—
4	16	294,150,124	—	134,664,646	156,450,510	—
5	2	45,670,764	—	—	8,889,177	36,781,588
	88	$1,397,385,160	$17,887,019	$621,862,219	$707,350,371	$36,781,588

As of September 30, 2024, the average risk rating of the commercial mortgage loan portfolio was 3.6 (Moderate Risk), weighted by investment carrying value, with 60.6% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2023, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 75.7% of the net carrying value of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio has increased during the nine months ended September 30, 2024. The change to underlying risk rating consisted of loans that paid off with a risk rating of "3" of $164.1 million, a risk rating of "4" of $37.3 million and a risk rating of "5" of $45.7 million during the nine months ended September 30, 2024. Additionally, $7.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $18.9 million of loans with a risk rating of "3" transitioned to a risk rating of "2", $234.4 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $17.3 million of loans with a risk rating of "3" transitioned to a risk rating of "5", $35.5 million of loans with a risk rating of "4" transitioned to a risk rating of "3" and $66.5 million of loans with a risk rating of "4" transitioned to a risk rating of "5".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of September 30, 2024 and December 31, 2023:

Loans Held-for-Investment

	September 30, 2024	December 31, 2023
Geography
South	37.2%	43.5%
Southwest	33.4	29.4

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Mid-Atlantic	15.7	15.0
Midwest	8.8	7.9
West	4.9	4.2
Total	100.0%	100.0%

	September 30, 2024	December 31, 2023
Collateral Property Type
Multifamily	93.2%	94.0%
Seniors Housing and Healthcare	6.3	5.5
Self-Storage	0.5	0.5
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three and nine months ended September 30, 2024 and September 30, 2023 in the provision for credit losses on loans held-for-investment:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for credit losses at beginning of period	$9,193,174	$3,897,895	$6,059,006	$4,258,668
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	3,549,501
Provision for credit losses	322,319	818,335	3,456,487	1,179,734
Charge offs	—	—	—	(4,271,673)
Allowance for credit losses at end of period	$9,515,493	$4,716,230	$9,515,493	$4,716,230

The following table presents the changes for the three and nine months ended September 30, 2024 and September 30, 2023 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for credit losses at beginning of period	$86,055	$55,941	$43,647	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	41,939
Release of (provision for) credit losses	(4,871)	(26,772)	37,537	(12,770)
Allowance for credit losses at end of period	$81,184	$29,169	$81,184	$29,169

The following tables present the allowance for credit losses held-for-investment as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$8,634,248	$881,245	$9,515,493
Unfunded loan commitments	81,184	—	81,184
Total allowance for credit losses	$8,715,432	$881,245	$9,596,677
Total unpaid principal balance	$1,112,031,020	$83,768,210	$1,195,799,230

	December 31, 2023
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$6,059,006	$—	$6,059,006
Unfunded loan commitments	43,647	—	43,647
Total allowance for credit losses	$6,102,653	$—	$6,102,653
Total unpaid principal balance	$1,397,385,160	$—	$1,397,385,160

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
During the three months ended September 30, 2024, the Company recorded an increase of $0.3 million in the allowance for credit losses, bringing the total allowance for credit losses to $9.5 million as of September 30, 2024. For the three months ended September 30, 2024, the Company's estimate of expected credit losses increased primarily due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve which reflects continued softening in CRE prices compared to the prior quarter.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of September 30, 2024 or December 31, 2023.

During the period ended September 30, 2024, management identified one loan, collateralized by a multifamily property in Brooklyn, NY, with an unpaid principal value of $17.3 million as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan has been on non-accrual status since June 30, 2024 as a result of the maturity default, with interest recorded as income on a cash basis. During the three months ended September 30, 2024, the Company recognized $0.4 million of interest on this loan.

During the period ended September 30, 2024, management identified one loan, collateralized by two multifamily properties near Augusta, GA, with an unpaid aggregate principal value of $20.3 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan has been on non-accrual status since March 31, 2024 as a result of monetary default, with interest recognized as income on a cash basis. During the three months ended September 30, 2024, the Company recognized $0.7 million of interest on this loan and for the six months ended September 30, 2024, during which this loan has been on non-accrual status the Company recognized $1.2 million of interest on this loan.

During the period ended September 30, 2024, management identified one loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.9 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since June 30, 2024 as a result of monetary default, with interest collections accounted for under the cost recovery method. During the three months ended September 30, 2024, the Company applied $0.3 million in interest received from the borrower as a reduction in the carrying basis of this loan.

During the period ended September 30, 2024, management identified one loan, collateralized by a multifamily property in Dallas, TX, with an unpaid aggregate principal value of $31.6 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the three months ended September 30, 2023.

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
September 30, 2024

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)
obligations for a period of up to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage at closing of 83%.

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

The 2021-FL1 CLO and LMF 2023-1 Financing are subject to collateralization and coverage tests that are customary for these types of securitizations. As of September 30, 2024 and December 31, 2023, all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO and LMF 2023-1 Financing at September 30, 2024 and December 31, 2023, included the following VIE assets and liabilities:

ASSETS	September 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$19,491,722	$270,217
Accrued interest receivable	6,823,190	8,588,805
Loans held for investment, net of allowance for credit losses	1,161,565,228	1,375,277,312
Total Assets	$1,187,880,140	$1,384,136,334

LIABILITIES
Accrued interest payable	$3,076,129	$3,996,538
Collateralized loan obligations and secured financings(1)	955,094,679	1,146,210,752
Total Liabilities	$958,170,808	$1,150,207,290
Equity	229,709,332	233,929,044
Total liabilities and equity	$1,187,880,140	$1,384,136,334

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the 2021-F1 CLO and LMF 2023-1 Financing as of September 30, 2024 and December 31, 2023:

As of September 30, 2024
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	74	$1,175,548,857	$1,161,565,228	8.74%
Financing provided	2	$957,673,227	$955,094,679	7.23%

As of December 31, 2023
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	87	$1,388,495,984	$1,375,277,312	8.91%
Financing provided	2	$1,151,450,000	$1,146,210,752	7.35%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $4,468,136 and $7,159,664 as of September 30, 2024 and December 31, 2023, respectively. The carrying value for the 2021-FL1 CLO is net of debt issuance costs of $13,851 and $1,911,547 for September 30, 2024 and December 31, 2023, respectively and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $2,564,697 and 3,327,701 for September 30, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon for loan investments assumes applicable 30-day Term SOFR of 5.16% and 5.33% as of September 30, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.56% and 0.38%, and spreads of 3.58% and 3.54%, respectively. Weighted average coupon for the financings assumes applicable 30-day Term SOFR of 5.10% and 5.36% as of September 30, 2024 and December 31, 2023, respectively and spreads of 2.13% and 1.99% for September 30, 2024 and December 31, 2023, respectively.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)
The statement of operations related to the 2021-FL1 CLO and LMF 2023-1 Financing for the three and nine months ended September 30, 2024 and September 30, 2023 include the following income and expense items:

Statements of Operations	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Interest income	$28,149,522	$30,984,016
Interest expense	(19,238,862)	(21,364,918)
Net interest income	$8,910,660	$9,619,098
Less:
Provision for credit losses	(322,319)	(895,228)
General and administrative fees	(206,347)	(201,928)
Net income	$8,381,994	$8,521,942

Statements of Operations	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest income	$88,462,443	$73,312,906
Interest expense	(60,929,273)	(48,597,825)
Net interest income	$27,533,170	$24,715,081
Less:
Provision for credit losses	(3,456,487)	(1,403,015)
General and administrative fees	(719,195)	(527,171)
Net income	$23,357,488	$22,784,895

NOTE 5 - RESTRICTED CASH

2021-FL1 CLO was actively managed with an initial reinvestment period of 30 months which expired in December 2023. Restricted held cash in 2021-FL1 CLO primarily represents proceeds from principal repayments held by the servicer which are to be submitted to the Class A Note holders during the subsequent remittance cycle.

LMF 2023-1 Financing is actively managed with an initial reinvestment period of 24 months that expires in July 2025. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within LMF 2023-1 Financing in accordance with the terms and conditions of its governing agreement.

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

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties' obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Secured Term Loan are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and include senior and subordinated CRE mortgage loans, preferred equity in CRE assets (directly or indirectly), CRE construction mortgage loans and certain types of equity interests (the "Eligible Assets"). Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the six-year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the sixth anniversary of the borrowing of the Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until maturity.

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs $342,714 and $529,774 at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 6 – SECURED TERM LOAN (Continued)

	September 30, 2024		December 31, 2023
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of September 30, 2024 and December 31, 2023 we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MORTGAGE SERVICING RIGHTS

As of September 30, 2024, the Company retained the servicing rights associated with an aggregate principal balance of $63,448,342 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the nine months ended September 30, 2024 and the nine months ended September 30, 2023:

	September 30, 2024	September 30, 2023
Balance at beginning of period	$691,973	$795,656
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(13,202)	585
Other changes to fair value(1)	(38,462)	(49,507)
Balance at end of period	$640,309	$746,734

Loans associated with MSRs(2)	$63,448,342	$70,212,243
MSR values as percent of loans(3)	1.01%	1.06%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at September 30, 2024 and September 30, 2023, respectively.
(3)Amounts represent the carrying value of MSRs at September 30, 2024 and September 30, 2023, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Servicing income, net	$60,283	$70,842
Total servicing income	$60,283	$70,842

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Servicing income, net	$117,056	$167,766
Total servicing income	$117,056	$167,766

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of September 30, 2024 and December 31, 2023:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 8 – FAIR VALUE (Continued)

	September 30, 2024
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of September 30, 2024
Assets:
Mortgage servicing rights	$—	$—	$640,309	$640,309
Total	$—	$—	$640,309	$640,309

	December 31, 2023
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2023
Assets:
Mortgage servicing rights	$—	$—	$691,973	$691,973
Total	$—	$—	$691,973	$691,973

As of September 30, 2024 and December 31, 2023, the Company had $640,309 and $691,973, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at September 30, 2024 and December 31, 2023:

As of September 30, 2024
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 10.4%	8.2%
	Discount rate	12.0%	12.0%

As of December 31, 2023
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 10.3%	8.2%
	Discount rate	12.0%	12.0%
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	September 30, 2024
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$45,587,573	$45,587,573	$45,587,573
Restricted cash	1	19,490,910	19,490,910	19,490,910
Commercial mortgage loans held-for-investment, net	3	1,181,667,556	1,195,799,230	1,193,736,821
Total		$1,246,746,039	$1,260,877,713	$1,258,815,304

Liabilities:
Collateralized loan obligations and secured financings	2	$955,094,679	$957,673,227	$950,947,227
Secured Term Loan	3	47,407,286	47,750,000	47,101,604
Total		$1,002,501,965	$1,005,423,227	$998,048,831

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 8 – FAIR VALUE (Continued)

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

For the three months ended September 30, 2024, the Company incurred management fees of $1,114,137 (September 30, 2023: $1,072,569), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,100,000 (September 30, 2023: $1,080,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended September 30, 2024, the Company incurred incentive fees of $12,683 (September 30, 2023: $0), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $0 (September 30, 2023: $0) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the nine months ended September 30, 2024, the Company incurred management fees of $3,323,333 (September 30, 2023: $3,253,205), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,100,000 (September 30, 2023: $1,080,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the nine months ended September 30, 2024, the Company incurred incentive fees of $2,184,435 (September 30, 2023: $0), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $0 (September 30, 2023: $0) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

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

For the three months ended September 30, 2024, the Company incurred reimbursable expenses of $418,553 (September 30, 2023: $284,859), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $386,946 (September 30, 2023: $284,097) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1% For the three months ended September 30, 2024, the Company waived $228,108 any gross exit fees, reducing reimbursed expenses by $114,054 and for the three months ended September 30, 2023, the Company waived $608,180 in gross exit fees, reducing reimbursed expenses by $304,090.

For the nine months ended September 30, 2024, the Company incurred reimbursable expenses of $1,293,627 (September 30, 2023: $1,372,511), recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $386,946 (September 30, 2023: $284,097) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the nine months ended September 30, 2024, the Company waived $631,215 in gross exit fees, reducing reimbursed expenses by $315,608 and for the nine months ended September 30, 2023, the Company waived $775,680 in gross exit fees, reducing reimbursed expenses by $387,840.

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

The following table summarizes the activity related to restricted common stock granted under the Manager Equity Plan for the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2023
	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	6,000	$2.27
Granted	—
Vested	(6,000)	2.27
Outstanding Unvested Shares at End of Period	—

For the period ended September 30, 2024, the Company did not recognize compensation expense related to restricted common stock and for the period ended September 30, 2023 the Company recognized compensation expense of $6,194. The Company has no unrecognized compensation expense as of September 30, 2024 and September 30, 2023 for unvested shares of restricted common stock.

Lument Structured Finance

During the third quarter of 2024, the LMF 2023-1 Financing purchased two loans with an aggregate unpaid principal balance of $45.4 million at par from Lument Structured Finance ("LSF"), an affiliate of our Manager.

During the second quarter of 2023, the 2021-FL1 CLO purchased two loans with an aggregate unpaid principal balance of $48.6 million at par from LSF and purchased two funded loan advances with an aggregate unpaid principal balance of $1.7 million at par from LSF. Additionally, the 2021-FL1 CLO purchased one loan with an aggregate unpaid principal balance of $6.1 million at a discount of $0.1 million and purchased seventeen funded loan advances with an aggregate unpaid principal balance of the $16.5 million at a discount of $0.2 million from LSF.

During the third quarter of 2023, the 2021-FL1 CLO purchased one loan with an aggregate unpaid principal balance of $6.1 million at par and the LMF 2023-1 Financing purchased three loans with an aggregate unpaid principal balance of $48.8 million at par from LSF and the 2021-FL1 CLO purchased one funded loan advance with an unpaid principal balance of $4.0 million at par and from LSF. Additionally, the 2021-FL1 CLO purchased four loans with an unpaid principal balance of $66.0 million at a discount of $1.2 million and LMF 2023-1 Financing purchased twenty loans with an unpaid principal balance of $326.9 million at a discount of $5.9 million and one funded loan advance with an unpaid principal balance of $0.4 million at a discount of $0.0 million from LSF.

In connection with originating loans that are subsequently purchased by the Company and its subsidiaries, LSF or its affiliates may retain certain fees paid by borrowers in connection with the origination, processing and closing of such loans, including origination and processing fees.

In addition, when certain loans are originated, they are often accompanied by different types of fees, including, but not limited to, exit fees that will be paid in certain circumstances. In certain instances when the Manager engages in a principal transaction with the Company, the Manager may decide to transfer all the fees associated with a particular loan when such loan is transferred to the Company subject to consent of the Company. Instead, the fees or a portion of the fees may be retained by LSF or its affiliates and LSF or its affiliates will earn the fees in the event they become due. To the extent a participation interest is involved, a pro rata portion of any fees associated with the underlying loan will be included with such participation. If the Company receives less than a pro rata portion of the fees, the Manager will disclose such arrangement and seek consent from the Company prior to transfer.

Lument Real Estate Capital

Lument Real Estate Capital, LLC ("LREC"), an affiliate of the Manager, was appointed as the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021 and LMF 2023-1 Financing in July 2023 and continues to serve in this role.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

In connection with its role as servicer and special servicer with respect to mortgage assets held by the Company and its subsidiaries, LREC is paid certain fees by the Company depending upon the specific services rendered, including servicing fees, special servicing fees, workout fees and liquidation fees. In addition, LREC, as servicer and/or special servicer may be entitled to retain certain fees or portions thereof paid by borrowers, including modification, waiver, assumption, transfer, processing, consent, review and similar fees, defeasance fees, late fees and application fees.

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

Hunt Companies, Inc.

One of the Company's directors is also Chief Executive Officer and President of Hunt Companies, Inc. ("Hunt") and is a member of the Hunt board of directors, with which affiliates of the Manager have a commercial business relationship. The Manager's affiliates provide servicing with respect to mortgage assets of Hunt and may from time to time sell commercial mortgage loans to Hunt or various of its subsidiaries and affiliates.

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $12 million and $121 million as of September 30, 2024 and December 31, 2023, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of September 30, 2024, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of September 30, 2024.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024

NOTE 11 COMMITMENTS AND CONTINGENCIES (Continued)
From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2024, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of September 30, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of September 30, 2024, LSF, an affiliate of the Manager, had $33.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of September 30, 2024, LSF had $16.5 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2023, LSF had $54.3 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2023, LSF had $22.9 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

Future loan fundings comprise funding for capital improvements, leasing costs, interest and carry costs, and fundings will vary depending on the progress of the business plan and cash flows at the mortgage assets. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying mortgage assets.

NOTE 12 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,292,107 and 52,248,631 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (or the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through September 30, 2024, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of September 30, 2024, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. Voting and other rights and preferences will be determined by the Board upon issuance.

Distributions to Stockholders

For the taxable year to date, the Company has declared dividends to common stockholders totaling $12,023,399, or $0.23 per share. The following table presents cash dividends declared by the Company on its common stock during the nine months ended September 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2024	March 28, 2024	April 15, 2024	$3,658,012	$0.070
June 13, 2024	June 28, 2024	July 15, 2024	$4,182,019	$0.080
September 16, 2024	September 30, 2024	October 15, 2024	$4,183,368	$0.080

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024

NOTE 12 – EQUITY (Continued)
The following table presents cash dividends declared by the Company on its Series A Preferred stock for the nine months ended September 30, 2024:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2024	April 1, 2024	April 15, 2024	$1,181,250	$0.49219
June 13, 2024	July 1, 2024	July 15, 2024	$1,181,250	$0.49219
September 15, 2024	October 1, 2024	October 15, 2024	$1,181,250	$0.49219

Non-controlling Interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2023, are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of September 30, 2024, LCMT had $3,792 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,792 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

Independent Directors Stock-for-Fees Program

Upon the recommendation of the Compensation Committee of the Board, on April 20, 2023, the Board adopted the Independent Directors Stock-for-Fees Program (the “Stock-for-Fees Program”). The purpose of the Stock-for-Fees Program is to promote the long-term success of the Company and further align the interests of the Company’s independent directors with the interests of its stockholders by providing the independent directors with an opportunity to elect to receive their Director Fees (as defined below) in the form of shares of common stock.

Pursuant to the Stock-for-Fees Program, an independent director may elect to exchange all or a portion of such director’s unpaid Director Fees for the right to receive payment of such unpaid fees in the form of shares of common stock. Such election will apply to all Director Fees that would otherwise have been paid (but for such election) in the fiscal quarter that commences after the date the independent director’s election form is filed with and received by the Company and will continue for each fiscal quarter through and until the fiscal quarter that commences after such time as the director files a new election form that is received by the Company modifying or terminating such prior election or, if earlier, the date such Director terminates service on the Board. Unless otherwise approved by the Board, an election by an independent director will be made only in an open trading window pursuant to the Company’s insider trading policy. Unless otherwise approved by the Board, an independent director may not make more than one election in any six-month period of time. Any Director Fees that an independent director elects to receive in the form of shares of common stock are referred to as “Exchanged Fees.”

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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company issued 17,479 shares with a weighted-average share price of $2.2825 in 2023 and has issued 43,476 shares with a weighted-average price of 2.4137 pursuant to the Stock-for-Fees Program during the nine months ended September 30, 2024.

For purposes of the Stock-for-Fees Program, the following definitions apply:

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

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
Net income		$6,280,725		$6,359,727

Less dividends:
Common stock	$4,183,368		$3,656,181
Preferred stock	1,185,041		1,185,042
		5,368,409		4,841,223
Undistributed earnings		$912,316		$1,518,504

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.00	$0.08	$0.00	$0.07
Undistributed earnings	0.00	0.02	0.00	0.03
Total	$0.00	$0.10	$0.00	$0.10

	For the three months ended September 30,
	2024	2023
Basic weighted average shares of common stock	52,283,669	52,231,152
Diluted weighted average shares of common stock outstanding	52,283,669	52,231,152

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
Net income		17,859,353		$14,700,645

Less dividends:
Common stock	$12,023,399		$9,923,919
Preferred stock	3,555,041		3,555,042
Undistributed earnings		15,578,440		13,478,961
		$2,280,913		$1,221,684

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.00	$0.23	$0.19	$0.19
Undistributed earnings	0.00	0.04	0.02	0.02
Total	$0.00	$0.27	$0.21	$0.21

	For the nine months ended September 30,
	2024	2023
Basic weighted average shares of common stock	52,266,444	52,227,504
Weighted average of non-vested restricted stock	—	3,648
Diluted weighted average shares of common stock outstanding	52,266,444	52,231,152

NOTE 14 - SEGMENT REPORTING

The Company invests in a portfolio comprised of commercial mortgage loans and other mortgage-related investments, and operates as a single reporting segment.

NOTE 15 - INCOME TAXES

The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company must generally distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any capital net gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September30, 2024

NOTE 15 - INCOME TAXES (Continued)
federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of September 30, 2024 and December 31, 2023, we were in compliance with all REIT requirements.

As of September 30, 2024, tax years 2020 through 2023 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

On November 8, 2024, the loan collateralized by two multifamily properties in Augusta, GA with an unpaid aggregate principal value of $20.3 million which was risk rated a "5" and on non-accrual status as of September 30, 2024, due to monetary default, repaid. In connection with the repayment, the Company will record aggregate interest income of $0.5 million in the quarter ending December 31, 2024, representing regular interest, default interest, late interest and exit fees collected from the borrower on the loan. As this loan was held by the Company on an unlevered basis, this repayment will increase cash and cash equivalents by approximately $20.8 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "estimate" "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions, changes in interest rates or inflation and any resulting effect on our borrowers or liquidity, and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2023 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2023 10-K which is available on the Securities and Exchange Commission's website at www.sec.gov.

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

Recent Developments
The last several quarters have been characterized by significant volatility in global markets, driven by heightened inflation, higher interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Inflation reached generational highs in many economies, prompting central banks to take monetary policy tightening actions that have and are likely continue to create headwinds to economic growth.

Although the Federal Reserve lowered interest rates by 0.50% and 0.25% on September 18, 2024 and November 7, 2024, respectively, interest rates remain elevated, and the timing, direction and extent of any future interest rate changes remain uncertain. Although our business model is such that higher interest rates will, all else being equal, correlate to increases in our net income, interest rates remaining elevated for an extended period of time may adversely affect our existing borrowers. Additionally, higher interest rates and unpredictable geopolitical landscape may cause further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business. It remains difficult to predict the full impact of recent events and any future changes in interest rate or inflation.
Third Quarter 2024 Summary
Operating Highlights

•Net income attributable to common stockholders of $5.1 million, or $0.10 per share of common stock
•Distributable Earnings of $5.5 million, or $0.10 per share of common stock
•On September 15, 2024, the Company announced its third quarter common dividend of $0.08 per share of common stock
•On September 15, 2024, the Company announced its third quarter preferred dividend of $0.49219 per share of Series A Preferred Stock
•Book value per share of common stock as of September 30, 2024 was $183.0 million, or $3.50 per share of common stock

Investment Activity

•Experienced $51.4 million in loan payoffs
•Acquired two loans with an initial unpaid principal balance of $45.4 million and a weighted average interest rate of 30-day term SOFR plus 3.23%
•$1.2 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.58%, excluding unamortized purchase discounts of $4.3 million as of September 30, 2024
•Multifamily assets represent 93.2% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $1.0 billion as of September 30, 2024, representing 100% of our secured financings
Factors Impacting Our Operating Results

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

 Changes in market interest rates.    Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of September 30, 2024, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of September 30, 2024, 99.1% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 0.55%, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of September 30, 2024, the weighted average spread of our commercial loan portfolio was 3.58%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, beginning in March 2022, the Federal Reserve raised the federal funds rate eleven times, increasing the federal funds target range to 5.25% to 5.50%. On September 18, 2024 and November 7, 2024, 2024, the Federal Reserve lowered interest rates by 0.50% and 0.25%, respectively, however, interest rates remain elevated, and the timing, direction and extent of any future interest rate changes remain uncertain.

In addition to the risk related to fluctuations in cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. With the continuation in elevated interest rates, the additional debt service payments due from our borrowers have been strained and may continue to strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, and potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of September 30, 2024, 95.3% of our performing loans have interest rate caps with a weighted-average strike price of 2.9%.

Credit risk.    Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of September 30, 2024, 98.8% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for specific allowance for credit loses. Specific allowance for credit losses of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

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

Prepayment speeds.    Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. With the exception of twenty-nine loans acquired and seventeen funded loan advances with an initial aggregate unpaid principal balance of $473.1 million with an aggregate purchase discount of $8.1 million, all of our commercial mortgage loans were acquired at par. As of September 30, 2024, our aggregate unamortized purchase discount was $4.3 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO expired in December 2023 and for LMF 2023-1 remains in place through July 2025. While the interest-rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in light of the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

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

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended September 30, 2024, we recorded earnings per share of $0.10, declared a quarterly dividend of $0.08 per share, and reported $0.10 per share of Distributable Earnings. In addition, our book value per share of common stock was $3.50.

As further described below, Distributable Earnings is a measure that is not prepared in accordance with GAAP, which helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is a performance metric we consider when declaring our dividends.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended
	September 30, 2024	June 30, 2024
Net income(1)	$5,095,684	$5,795,183
Weighted-average shares outstanding, basic and diluted	52,283,669	52,249,299
Net income per share, basic and diluted	$0.10	$0.11
Dividends declared per share	$0.08	$0.07
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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended
	September 30, 2024	June 30, 2024
Net income attributable to common stockholders	$5,095,684	$3,413,445
Unrealized loss on mortgage servicing rights	46,017	10,274
Unrealized provision for credit losses	317,448	1,399,703
Adjustment for income taxes	3,489	(1,030)
Distributable Earnings	$5,462,638	$4,822,392
Weighted-average shares outstanding, basic and diluted	52,283,669	52,266,174
Distributable Earnings per share, basic and diluted	$0.10	$0.09

Book Value Per Share of Common Stock

The following table calculates our book value per share of common stock:

	September 30, 2024	June 30, 2024
Total stockholders' equity	$243,044,722	$242,835,802
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	183,044,722	182,835,802
Shares of common stock issued and outstanding at period end	52,292,107	52,257,315
Book value per share of common stock(1)	$3.50	$3.50
(1)    Book value as of September 30, 2024 and June 30, 2024 includes the impact of an estimated CECL allowance of $9,515,493 or $0.18 per common share and $9,193,174 or $0.18 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of September 30, 2024, we have determined that we are the primary beneficiary of the 2021-FL1 CLO and the LMF 2023-1 Financing based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations and secured financings.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2023	$1,383,881,197
Purchases and fundings	45,423,744
Proceeds from principal repayments	(247,009,674)
Accretion of purchase discount	2,656,178
Accretion of deferred loan fees	172,598

Provision for credit losses, net	(3,456,487)
Balance at September 30, 2024	$1,181,667,556

The following table details overall statistics for our loan portfolio as of September 30, 2024 and December 31, 2023:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
September 30, 2024
Loans held-for-investment
Senior secured loans(4)	$1,195,799,230	$1,191,183,049	75	100.0%	8.7%	2.3
Allowance for credit losses	N/A	$(9,515,493)
	$1,195,799,230	$1,181,667,556	75	100.0%	8.7%	2.3

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
Allowance for credit losses	N/A	$(6,059,006)
	$1,397,385,160	$1,383,881,197	88	100.0%	8.9%	2.9

(1)    Carrying Value includes $4,344,687 and $7,000,863 in unamortized purchase discounts as of September 30, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon assumes applicable 30-day Term Secured Overnight Financing Rate ("SOFR") of 5.16% and 5.33% as of September 30, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floors of 0.55% and 0.38%, respectively. As of September 30, 2024 and December 31, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day Term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of September 30, 2024, $1,161,565,228 of the outstanding senior secured loans were held in VIEs and $20,102,328 of the outstanding senior loans were held outside of VIEs. As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of September 30, 2024:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)
1	Senior secured	December 16, 2021	$54,455,784	$52,725,000	$51,375,000	Daytona Beach, FL	Multifamily	1mS + 3.2	2.3	71.7%
2	Senior secured	March 22, 2022	$32,996,700	$32,053,323	$31,876,244	Seneca, SC	Multifamily	1mS + 3.4	2.6	74.5%
3	Senior secured	June 28, 2022	$33,550,000	$31,940,124	$31,602,808	Dallas, TX	Multifamily	1mS + 3.9	2.8	71.6%
4	Senior secured	December 29, 2021	$34,464,000	$30,709,146	$30,709,146	Multi, NC	Multifamily	1mS + 4	2.3	59.9%
5	Senior secured	June 8, 2021	$32,500,000	$32,498,017	$30,576,666	Miami, FL	Multifamily	1mS + 3.3	1.8	74.3%
6	Senior secured	August 25, 2022	$30,700,000	$29,955,208	$28,653,440	Wilmington, NC	Multifamily	1mS + 4	3.0	71.5%
7	Senior secured	April 19, 2024	$27,120,000	$27,120,000	$27,120,000	Battle Creek, MI	Multifamily	1mS + 3.1	3.2	74.0%
8	Senior secured	June 7, 2021	$28,600,000	$27,207,982	$26,782,045	San Antonio, TX	Multifamily	1mS + 3.5	1.8	80.0%
9	Senior secured	November 2, 2021	$26,728,000	$26,049,291	$26,049,291	Melbourne, FL	Multifamily	1mS + 3.8	2.2	72.1%
10	Senior secured	August 26, 2021	$25,163,008	$25,163,008	$24,468,032	Clarkston, GA	Multifamily	1mS + 3.6	1.9	79.0%
11	Senior secured	November 15, 2021	$26,003,000	$25,607,252	$24,330,000	El Paso, TX	Multifamily	1mS + 3.2	2.3	76.0%
12	Senior secured	October 18, 2021	$28,250,000	$24,252,193	$23,348,000	Cherry Hill, NJ	Multifamily	1mS + 3.1	2.2	72.4%

13	Senior secured	August 26, 2021	$23,370,000	$23,065,021	$22,872,354	Union City, GA	Multifamily	1mS + 3.5	2.0	70.4%
14	Senior secured	March 22, 2022	$22,845,000	$22,308,996	$21,934,375	York, PA	Multifamily	1mS + 3.3	2.6	79.2%
15	Senior secured	November 16, 2021	$21,975,000	$21,975,000	$21,916,753	Dallas, TX	Multifamily	1mS + 3.3	2.3	73.5%
16	Senior secured	July 8, 2022	$23,095,000	$22,118,543	$21,818,465	Arlington, TX	Multifamily	1mS + 3.8	2.9	67.1%
17	Senior secured	April 27, 2022	$53,470,000	$49,050,000	$21,739,237	North Brunswick, NJ	Multifamily	1mS + 3.4	2.6	79.9%
18	Senior secured	August 31, 2021	$21,750,000	$21,725,235	$21,644,684	Houston, TX	Multifamily	1mS + 3.4	2.0	74.2%
19	Senior secured	November 29, 2022	$21,283,348	$20,360,000	$20,360,000	Glendale, WI	Healthcare	1mS + 4	2.3	45.0%
20	Senior secured	June 10, 2022	$20,250,372	$20,250,372	$20,250,372	Various, GA	Multifamily	1mS + 3.8	2.8	75.8%
21	Senior secured	November 5, 2021	$20,965,000	$19,625,274	$19,625,274	Orlando, FL	Multifamily	1mS + 3.1	2.2	78.1%
22	Senior secured	April 13, 2022	$20,651,725	$18,989,494	$18,989,494	Decatur, GA	Multifamily	1mS + 3.6	2.7	75.7%
23	Senior secured	November 21, 2022	$21,135,000	$18,920,000	$18,920,000	Houston, TX	Healthcare	1mS + 4	2.3	67.0%
24	Senior secured	November 23, 2021	$19,925,000	$19,119,983	$18,834,024	Orange, NJ	Multifamily	1mS + 3.3	2.3	78.0%
25	Senior secured	February 2, 2022	$19,740,000	$19,328,491	$18,660,822	Houston, TX	Multifamily	1mS + 3.5	2.4	77.5%
26	Senior secured	February 11, 2022	$20,165,000	$19,576,810	$18,599,480	Tampa, FL	Multifamily	1mS + 3.6	2.5	78.0%
27	Senior secured	April 30, 2024	$19,000,000	$18,500,000	$18,303,744	Garfield, NJ	Multifamily	1mS + 3.5	1.7	66.1%
28	Senior secured	May 26, 2022	$17,500,000	$17,263,000	$17,263,000	Brooklyn, NY	Multifamily	1mS + 3.8	0.8	64.3%
29	Senior secured	March 31, 2022	$18,140,000	$16,956,276	$16,956,276	Tallahassee, FL	Multifamily	1mS + 3.3	2.6	74.8%
30	Senior secured	November 10, 2022	$18,590,000	$16,690,000	$16,690,000	Austin, TX	Healthcare	1mS + 4	2.3	65.0%
31	Senior secured	December 1, 2021	$16,071,800	$16,039,141	$15,449,323	Horn Lake, MS	Multifamily	1mS + 3.4	2.3	75.7%
32	Senior secured	February 1, 2022	$16,160,000	$15,792,145	$15,400,000	San Antonio, TX	Multifamily	1mS + 3.5	2.4	79.8%
33	Senior secured	April 6, 2022	$16,400,000	$15,947,284	$15,347,180	Vineland, NJ	Multifamily	1mS + 3.8	2.6	77.0%
34	Senior secured	April 6, 2022	$17,443,500	$16,442,939	$15,156,425	Haltom City, TX	Multifamily	1mS + 3.5	2.6	74.1%
35	Senior secured	December 2, 2021	$16,250,000	$15,010,343	$15,010,343	Colorado Springs, CO	Multifamily	1mS + 3.1	2.3	72.5%
36	Senior secured	February 22, 2022	$18,241,527	$15,524,795	$15,000,000	Philadelphia, PA	Multifamily	1mS + 3.8	2.5	80.0%
37	Senior secured	June 15, 2022	$15,371,600	$14,881,463	$14,511,455	Denton, TX	Multifamily	1mS + 3.9	2.8	73.0%
38	Senior secured	July 26, 2022	$17,100,000	$14,886,485	$14,351,599	Atlanta, GA	Multifamily	1mS + 3.7	2.9	65.2%
39	Senior secured	April 27, 2022	$15,000,000	$14,171,704	$14,171,704	Houston, TX	Multifamily	1mS + 3.7	2.7	79.6%
40	Senior secured	January 13, 2022	$15,180,000	$14,505,400	$14,119,842	Indianapolis, IN	Multifamily	1mS + 3.8	2.4	80.0%
41	Senior secured	November 21, 2022	$15,735,000	$14,030,000	$14,030,000	Southlake, TX	Healthcare	1mS + 4	2.3	48.0%
42	Senior secured	December 28, 2021	$14,000,000	$14,000,000	$14,000,000	Houston, TX	Multifamily	1mS + 3.3	2.3	71.2%
43	Senior secured	April 12, 2021	$13,666,721	$13,666,721	$13,666,721	Cedar Park, TX	Multifamily	1mS + 3.9	1.7	66.7%
44	Senior secured	June 10, 2022	$15,250,000	$14,317,010	$13,625,505	Blakely, PA	Multifamily	1mS + 3.9	2.8	75.0%
45	Senior secured	October 6, 2023	$13,191,852	$13,191,852	$13,191,852	Garfield, NJ	Multifamily	1mS + 4	1.1	65.5%

46	Senior secured	December 28, 2021	$38,800,000	$37,613,170	$12,322,717	Houston, TX	Multifamily	1mS + 3.3	2.3	71.2%
47	Senior secured	January 25, 2022	$13,000,000	$12,406,810	$12,249,079	Corpus Christi, TX	Multifamily	1mS + 3.6	2.4	78.8%
48	Senior secured	May 12, 2022	$12,750,000	$11,926,591	$11,926,591	Ypsilanti, MI	Multifamily	1mS + 3.5	2.8	68.4%
49	Senior secured	December 10, 2021	$13,000,000	$11,815,776	$11,662,582	Los Angeles, CA	Multifamily	1mS + 3.6	2.3	67.9%
50	Senior secured	March 4, 2022	$12,047,625	$11,738,608	$11,467,505	Houston, TX	Multifamily	1mS + 3.5	2.5	78.3%
51	Senior secured	October 28, 2021	$12,250,000	$11,935,450	$11,202,535	Tampa, FL	Multifamily	1mS + 3.1	2.2	75.7%
52	Senior secured	April 23, 2021	$11,600,000	$11,464,693	$10,986,357	Tualatin, OR	Multifamily	1mS + 3.3	1.7	73.9%
53	Senior secured	May 3, 2022	$11,349,250	$11,056,240	$10,818,945	Port Richey, FL	Multifamily	1mS + 3.6	2.7	79.1%
54	Senior secured	September 30, 2021	$11,300,000	$11,022,226	$10,795,000	Clearfield, UT	Multifamily	1mS + 3.3	2.1	68.0%
55	Senior secured	December 29, 2021	$11,000,000	$10,795,116	$10,615,094	Phoenix, AZ	Multifamily	1mS + 3.8	2.3	75.9%
56	Senior secured	June 28, 2022	$10,531,845	$10,531,845	$10,531,845	Colorado Springs, CO	Multifamily	1mS + 3.9	2.8	73.1%
57	Senior secured	December 2, 2021	$9,975,000	$9,975,000	$9,975,000	Tomball, TX	Multifamily	1mS + 3.5	2.3	68.5%
58	Senior secured	November 23, 2021	$10,706,000	$10,532,366	$9,856,000	Atlanta, GA	Multifamily	1mS + 3.5	2.3	79.5%
59	Senior secured	January 14, 2022	$10,234,000	$9,902,979	$9,609,250	Houston, TX	Multifamily	1mS + 3.6	2.4	78.8%
60	Senior secured	July 14, 2022	$10,153,000	$9,602,761	$9,429,206	Bradenton, FL	Multifamily	1mS + 3.9	2.9	74.4%
61	Senior secured	August 5, 2022	$10,232,000	$9,127,649	$9,127,649	San Antonio, TX	Multifamily	1mS + 4.4	2.9	75.0%
62	Senior secured	October 29, 2021	$9,000,000	$8,824,877	$8,717,380	Riverside, MO	Multifamily	1mS + 3.5	2.2	76.6%
63	Senior secured	June 22, 2022	$9,772,000	$8,593,992	$8,175,500	Des Moines, IA	Multifamily	1mS + 4	2.8	72.0%
64	Senior secured	May 26, 2022	$8,497,500	$8,149,098	$8,116,833	Haltom City, TX	Multifamily	1mS + 4	2.8	74.4%
65	Senior secured	June 24, 2022	$7,934,160	$7,934,160	$7,934,160	Moncks Corner, SC	Multifamily	1mS + 4.2	2.8	67.8%
66	Senior secured	September 28, 2021	$8,125,000	$7,286,000	$7,286,000	Chicago, IL	Multifamily	1mS + 3.8	2.1	75.9%
67	Senior secured	July 1, 2021	$7,285,000	$7,285,000	$7,169,838	Harker Heights, TX	Multifamily	1mS + 3.7	1.8	72.3%
68	Senior secured	October 7, 2022	$7,000,000	$7,000,000	$7,000,000	Fairborn, OH	Multifamily	1mS + 4.1	1.2	79.1%
69	Senior secured	October 24, 2022	$6,100,000	$6,100,000	$6,100,000	Various, FL	Healthcare	1mS + 4.5	1.2	71.0%
70	Senior secured	April 8, 2022	$6,191,853	$6,096,412	$6,096,412	St. Petersburg, FL	Multifamily	1mS + 4	2.7	75.5%
71	Senior secured	June 3, 2022	$6,067,500	$6,067,500	$6,067,500	Deer Park, NY	Self Storage	1mS + 3.6	2.8	72.5%
72	Senior secured	May 21, 2021	$6,937,427	$6,937,427	$5,994,000	Youngtown, AZ	Multifamily	1mS + 3.8	1.8	71.4%
73	Senior secured	November 19, 2021	$6,453,000	$5,519,604	$5,519,604	Huntsville, AL	Multifamily	1mS + 3.9	2.3	78.8%
74	Senior secured	April 30, 2021	$5,472,000	$5,472,000	$5,285,500	Daytona Beach, FL	Multifamily	1mS + 3.8	1.7	77.4%
75	Senior secured	October 6, 2023	$4,808,148	$4,808,148	$4,808,148	Garfield, NJ	Multifamily	1mS + 4	1.1	65.5%

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

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of September 30, 2024 or December 31, 2023.

During the period ended September 30, 2024, management identified one loan, collateralized by a multifamily property in Brooklyn, NY, with an unpaid principal value of $17.3 million as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan has been on non-accrual status since June 30, 2024 as a result of the maturity default, with interest recorded as income on a cash basis. During the three months ended September 30, 2024, the Company recognized $0.4 million of interest on this loan.

During the period ended September 30, 2024, management identified one loan, collateralized by two multifamily properties near Augusta, GA, with an unpaid aggregate principal value of $20.3 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan has been on non-accrual status since March 31, 2024 as a result of monetary default, with interest recognized as income on a cash basis. During the three months ended September 30, 2024, the Company recognized $0.7 million of interest on this loan and for the six months ended September 30, 2024, during which this loan has been on non-accrual status the Company recognized $1.2 million of interest on this loan.

During the period ended September 30, 2024, management identified one loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.9 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since June 30, 2024 as a result of monetary default, with interest collections accounted for under the cost recovery method. During the three months ended September 30, 2024, the Company applied $0.3 million in interest received from the borrower as a reduction in the carrying basis of this loan.

During the period ended September 30, 2024, management identified one loan, collateralized by a multifamily property in Dallas, TX, with an unpaid aggregate principal value of $31.6 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral value.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2022. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the three months ended September 30, 2023.

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

During the period ended December 31, 2023, management identified one loan, collateralized by a multifamily property in Virginia Beach, VA, with an unpaid principal balance of $36.8 million as impaired due to monetary default resulting in a risk rating of "5"; however no specific asset reserves were required after analysis of underlying collateral value. This loan was on non-accrual status as a result of monetary default and impaired loan classification. In the first quarter of 2024, the Company and the borrower entered into a loan modification and the loan was returned to accrual status. In connection with the modification, the borrower, among other things, made a principal payment of approximately $3.6 million and brought current any past due interest, escrows and reserves, which resulted in interest of approximately $0.5 million that was unpaid as of December 31, 2023 recognized as income in the quarter ended March 31, 2024. The note rate on the loan was amended to SOFR + 400 basis points from SOFR + 327 basis points and the stated maturity date of the loan was amended to April 5, 2024, with the ability for borrower to extend, under certain conditions, to May 3, 2024. On May 3, 2024, the loan repaid in full according to the terms of loan modification.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.6 as of September 30, 2024 and 3.5 as of December 31, 2023. The change to underlying risk rating consisted of loans that paid off with a risk rating of "3" of $164.1 million, a risk rating of "4" of $37.3 million and a risk rating of "5" of $45.7 million during the nine months ended September 30, 2024. Additionally, $7.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $18.9 million of loans with a risk rating of "3" transitioned to a risk rating of

"2", $234.4 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $17.3 million of loans with a risk rating of "3" transitioned to a risk rating of "5", $35.5 million of loans with a risk rating of "4" transitioned to a risk rating of "3" and $66.5 million of loans with a risk rating of "4" transitioned to a risk rating of "5". The following table presents the principal balance and net book value based on the Company's internal risk ratings as of September 30, 2024:

	September 30, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2024	2023	2022	2021
1	—	$—	—	—	—	—
2	4	76,760,000	27,004,681	—	48,769,547	—
3	46	646,017,113	18,257,052	17,967,954	288,558,674	315,343,520
4	21	389,253,907	—	—	173,835,789	209,432,915
5	4	83,768,210	—	—	82,497,424	—
	75	$1,195,799,230	45,261,733	17,967,954	593,661,434	524,776,435

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations and secured financings. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions.

The following table summarizes our financing agreements:

	September 30, 2024					December 31, 2023
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$806,223,227	$789,197,462	$806,223,227	$—	$1,000,000,000
Secured Financings	Non-Mark-to-Market	386,300,000	386,351,397	386,300,000	—	386,300,000
Secured term loan	Non-Mark-to-Market	47,750,000	N/A	47,750,000	—	47,750,000
		$1,240,273,227		$1,240,273,227	$—	$1,434,050,000

(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us. Collateralized loan obligations maximum facility size reduced by repayment of Class A Notes of $193.8 million. Includes $166.3 million in collateralized loan obligations retained interests and $68.6 million in secured financings retained interests that are eliminated in consolidation in our balance sheets at September 30, 2024 and December 31, 2023, respectively.
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

The following table presents certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing as of September 30, 2024:

As of September 30, 2024
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	74	$1,175,548,857	$1,161,565,228	8.74%
Financing provided	2	$957,673,227	$955,094,679	7.23%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $4,468,136 as of September 30, 2024. The carrying value for the 2021-FL1 CLO is net of debt issuance costs of $13,851 as of September 30, 2024 and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $2,564,697 as of September 30, 2024.
(2)    Weighted average coupon for loan investments assumes applicable 30-day Term SOFR of 5.16% as of September 30, 2024, inclusive of weighted average interest rate floors of 0.56% and spreads of 3.58%. Weighted average coupon for the financings assumes applicable 30-day Term SOFR of 5.10% as of September 30, 2024 and spreads of 2.13% as of September 30, 2024.

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

Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the six-year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the sixth anniversary of the borrowing of the Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until maturity.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of September 30, 2024 and December 31, 2023, we were in compliance with these covenants.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2024 and December 31, 2023:

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

	September 30, 2024
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,181,667,556	$640,309	$45,587,573	$1,227,895,438
Collateralized Loan Obligations	(955,094,679)	—	—	(955,094,679)
Other(3)	3,747,061	—	(5,487,222)	(1,740,161)
Restricted Cash	19,490,910	—	—	19,490,910
Capital Allocated	$249,810,848	$640,309	$40,100,351	$290,551,508
% Capital	86.0%	0.2%	13.8%	100.0%

	December 31, 2023
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,383,881,197	$691,973	$51,247,063	$1,435,820,233
Collateralized Loan Obligations	(1,146,210,752)	—	—	(1,146,210,752)
Other(3)	4,592,267	—	(6,459,271)	(1,867,004)
Restricted Cash	270,129	—	—	270,129
Capital Allocated	$242,532,841	$691,973	$44,787,792	$288,012,606
% Capital	84.2%	0.2%	15.6%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, investment related receivable, prepaid and other assets, interest payable, dividend payable and accrued expenses and other liabilities.

 Results of Operations

The table below presents information from our Statement of Operations for the three and nine months ended September 30, 2024 and September 30, 2023, respectively:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$28,926,111	$31,067,350	$93,553,383	$74,830,619
Cash and cash equivalents	744,724	789,442	2,197,768	1,878,550
Interest expense:
Collateralized loan obligations and secured financings	(19,238,862)	(21,364,918)	(60,929,273)	(48,597,825)

Secured Term Loan	(947,510)	(947,509)	(2,821,931)	(2,811,631)
Net interest income	9,484,463	9,544,365	31,999,947	25,299,713
Expenses:
Management and incentive fees	1,126,820	1,072,569	5,507,768	3,253,205
General and administrative expenses	1,160,346	861,447	3,425,430	2,692,236
Operating expenses reimbursable to Manager	418,553	284,859	1,293,627	1,372,511
Other operating expenses	80,098	168,062	138,036	2,042,346
Compensation expense	111,250	58,750	333,750	182,444
Total expenses	2,897,067	2,445,687	10,698,611	9,542,742
Other income and expense:
Provision for credit losses, net	(317,448)	(791,563)	(3,494,024)	(1,166,962)
Change in unrealized (loss) gain on mortgage servicing rights	(46,017)	1,573	(51,664)	(47,350)
Servicing income, net	60,283	70,842	117,056	167,766
Total other income and expense	(303,182)	(719,148)	(3,428,632)	(1,046,546)
Net income before provision for income taxes	6,284,214	6,379,530	17,872,704	14,710,425
Benefit from (provision for) income taxes	(3,489)	(19,803)	(13,351)	(9,780)
Net income	6,280,725	6,359,727	17,859,353	14,700,645
Dividends accrued to preferred stockholders	(1,185,041)	(1,185,042)	(3,555,041)	(3,555,042)
Net income attributable to common stockholders	$5,095,684	$5,174,685	$14,304,312	$11,145,603
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$5,095,684	$5,174,685	$14,304,312	$11,145,603
Weighted average number of shares of common stock outstanding	52,283,669	52,231,152	52,266,444	52,231,152
Basic and diluted income per share	$0.10	$0.10	$0.27	$0.21
Dividends declared per share of common stock	$0.08	$0.07	$0.23	$0.19

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net Income Summary

For the three months ended September 30, 2024, our net income attributable to common stockholders was $5,095,684, or $0.10 basic and diluted net income per average share, compared with net income of $5,174,685, or $0.10 basic and diluted net income per average share, for the three months ended September 30, 2023.  The principal drivers of this net income decrease was a decrease in net interest income from $9,544,365 for the three months ended September 30, 2023 to $9,484,463 for the three months ended September 30, 2024, an increase in total expenses from $2,445,687 for the three months ended September 30, 2023 to $2,897,067 for the three months ended September 30, 2024 partially offset by a decrease in total other expense from $719,148 for the three months ended September 30, 2023 to $303,182 for the three months ended September 30, 2024.

Net Interest Income

For the three months ended September 30, 2024 and the three months ended September 30, 2023, our net interest income was $9,484,463 and $9,544,365, respectively. The decrease was primarily due to (i) a $143.1 million decrease in weighted-average principal balance of our loan portfolio; (ii) a $145.0 million increase in weighted-average principal balance of our secured borrowings; (iii) a 34bps increase in weighted-average floating rate for our secured borrowing liabilities for the three months ended September 30, 2024 compared to the corresponding period in 2023 and (iv) a 19bps increase in weighted-average spread for our secured borrowing liabilities This was partially offset by (i) a 36bps increase in weighted-average floating rate of our loan portfolio; (ii) a 12bps increase in weighted-average spread on the loan portfolio; (iii) an increase in exit/extension fees of $0.1 million and (iv) an increase in accretion of purchase discount of $0.8 million.

As disclosed above, we experienced an increase in exit and extension fees in the three months ended September 30, 2024. For the three months ended September 30, 2024, we experienced loan payoffs on two loans with net principal balances of $17.2 million which generated exit fees of $0.1 million included in interest income, three loans with net unpaid principal balance of $31.7 million which waived exit fees of $0.2 million resulting in a reduction to expenses reimbursement of $0.1 million included in operating expenses reimbursable to Manager and extended three loans which generated $0.4 million in fees included in interest income. For the three months ended September 30, 2023, we experienced loan payoffs on four loans with net principal balances of $48.9 million which generated exit fees of $0.5 million included in interest income, four loans with net unpaid principal balance of $60.8 million which waived exit fees of $0.6 million resulting in a reduction to expense reimbursement of $0.3 million included in operating expenses reimbursable to Manager.

Expenses

For the three months ended September 30, 2024, we incurred management and incentive fees of $1,126,820 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,770,247, of which $418,553 was payable to our Manager and $1,351,694 was payable directly by us.

For the three months ended September 30, 2023, we incurred management and incentive fees of $1,072,569 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,373,118 of which $284,859 was payable to our Manager and $1,088,259 was payable directly by us.

The period-over-period increase in expenses primarily reflects an increase to reimbursed expenses, accounting, administration, audit, investor relations and professional fees, which more than offset a decrease in pricing fees.

Other Income (Loss)

For the three months ended September 30, 2024, our other loss was $303,182. This loss was driven by provision for credit losses of $317,448 primarily due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and net unrealized loss on mortgage servicing rights of $46,017 as a result in reduction in principal balances, which more than offset net servicing income of $60,283.

For the three months ended September 30, 2023, our other loss was $719,148. This loss was driven by provision for credit losses of $791,563 primarily related to changed in macroeconomic forecast, which ore than offset net servicing income of $70,842 and net unrealized gains on mortgage servicing rights of $1,573 as a result of decreased interest rates in the period.

The period-over-period decrease to other loss was primarily due to the change in provision for credit losses.

Income Tax (Benefit) Provision

For the three months ended September 30, 2024, the Company recognized a provision for income taxes of $3,489 and for the three months ended September 30, 2023, the Company recognized a provision for income taxes in the amount of $19,803. The period-over-period decrease in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net Income Summary

For the nine months ended September 30, 2024, our net income attributable to common stockholders was $14,304,312, or $0.27 basic and diluted net income per average share, compared with net income of $11,145,603, or $0.21 basic and diluted net income per average share, for the nine months ended September 30, 2023.  The principal drivers of this net income increase was an increase in net interest income from $25,299,713 for the nine months ended September 30, 2023 to $31,999,947 for the nine months ended September 30, 2024, partially offset by an increase in total other expense from $1,046,546 for the nine months ended September 30, 2023 to $3,428,632 for the nine months ended September 30, 2024 and an increase in total expenses from $9,542,742 for the nine months ended September 30, 2023 to $10,698,611 for the nine months ended September 30, 2024.

Net Interest Income

For the nine months ended September 30, 2024 and the nine months ended September 30, 2023, our net interest income was $31,999,947 and $25,299,713, respectively. The increase was primarily due to (i) a $142.6 million increase in weighted-average principal balance of our loan portfolio; (ii) a 36bps increase in weighted-average floating rate of our loan portfolio; (iii) a 9bps increase in weighted-average spread on the loan portfolio; (iv) an increase in accretion of purchase discount of $2.2 million;(v) an increase in exit/extension fees of $0.4 million and (vi) one-time income of $2.5 million related to the resolution of a defaulted Columbus, Ohio loan for the nine months ended September 30, 2024 compared to the corresponding period in 2023. This was partially offset by (i) a $109.1 million increase in weighted-average principal balance of our secured borrowings; (ii) an 35bps increase in weighted-average floating rate for our secured borrowing liabilities for the nine months ended September 30, 2024 compared to the corresponding period in 2023 and (iii) a 43bps increase in weighted-average spread for our secured borrowing liabilities; (iv) amortization of debt issuance costs of $0.5 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023; (v) an decrease in interest earned on cash of $0.2 million.

As disclosed above, we experienced an increase in exit and extension fees for the nine months ended September 30, 2024 For the nine months ended September 30, 2024, we experienced loan payoffs on ten loans with net principal balances of $178.5 million which generated exit fees of $1.4 million included in interest income, four loans with net unpaid principal balance of $49.2 million which waived exit fees of $0.4 million resulting in a reduction to expense reimbursement of $0.2 million included in operating expenses reimbursable to Manager and extended eight loans which generated $0.7 million in fees included in interest income. For the nine months ended September 30, 2023, we experienced loan payoffs on ten loans with net principal balances of $132.9 million which generated exit fees of $1.7 million included in interest income, five loans with net unpaid principal balance of $94.3 million which waived exit fees of $0.7 million resulting in a reduction to expense reimbursement of $0.8 million included in operating expenses reimbursable to Manager.

Expenses

For the nine months ended September 30, 2024, we incurred management and incentive fees of $5,507,768 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $5,190,843, of which $1,293,627 was payable to our Manager and $3,897,216 was payable directly by us.

For the nine months ended September 30, 2023, we incurred management and incentive fees of $3,253,205 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,289,537 of which $1,372,511 was payable to our Manager and $4,917,026 was payable directly by us.

The period-over-period decrease in operating expenses primarily reflects a decrease in insurance, legal, discontinued deal costs and reimbursed expense fees, which more than offset an increase in incentive fees, accounting, administration, audit, bank and professional fees as well as an increase to CLO fees.

Other Income (Loss)

For the nine months ended September 30, 2024, our other loss was $3,428,632. This loss was driven by provision for credit losses of $3,494,024 primarily due to specific reserves taken on a risk-rated "5" multifamily loan and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and net unrealized loss on mortgage servicing rights of $51,664 as a result of reduction in principal balance in the period, which more than offset net servicing income of $117,056.

For the nine months ended September 30, 2023, our other income was $1,046,546. This loss was driven by provision for credit losses of $1,166,962 and net unrealized losses on mortgage servicing rights of $47,350 as a result of reduction in principal balance in the period, which more than offset net servicing income of $167,766.

The period-over-period increase to other loss was primarily due to the change in provision for credit losses.
Income Tax (Benefit) Provision

For the nine months ended September 30, 2024, the Company recognized a provision for income taxes of $13,351 and for the nine months ended September 30, 2023, the Company recognized a provision for income taxes in the amount of $9,780. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities. We have added to our liquidity position in February 2022, by completing a transferable common stock rights offering issuing and selling 27,277,269 shares of common stock for net proceeds of approximately $81.1 million and in May 2021 by issuing 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock resulting in net proceeds (after underwriting discount and commission but before operating expense) of $58.1 million. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued, $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed LMF 2023-1 placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of September 30, 2024, our balance sheet included $47.8 million of a secured term loan and $1.0 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026, our collateralized loan financing is term-matched and matures in 2039 or later and our collateralized financing is match-termed and matures in 2032 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2024, we had unrestricted cash and cash equivalents of $45.6 million, compared to $51.2 million as of December 31, 2023.

As of September 30, 2024, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of September 30, 2024, the ratio of our recourse debt to equity was 0.2:1.

As of September 30, 2024, we consolidated the assets and liabilities of the 2021-FL1 CLO and LMF 2023-1 collateralized financings. The assets of the 2021-FL1 CLO and LMF 2023-1 are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of September 30, 2024, the carrying value of these non-recourse liabilities aggregated to $955.1 million. As of September 30, 2024, our total debt to equity ratio was 4.2:1 on a GAAP basis.

As of September 30, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	2024	2023
Cash Flows From Operating Activities	$20,800,818	$15,513,382
Cash Flows From Investing Activities	201,585,930	(314,183,496)
Cash Flows From Financing Activities	(208,825,457)	300,937,690
Net Increase in Cash, Cash Equivalents and Restricted Cash	$13,561,291	$2,267,576

During the nine months ended September 30, 2024, cash, cash equivalents and restricted cash increased by $13.6 million and for the nine months ended September 30, 2023, cash, cash equivalents and restricted cash increased by $2.3 million.

Operating Activities

For the nine months ended September 30, 2024 and 2023, net cash provided operating activities totaled $20.8 million and $15.5 million, respectively. For the nine months ended September 30, 2024, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 of $29.9 million, interest received from our senior secured loans held outside the VIE we consolidate of $2.7 million, interest received on cash accounts of $2.2 million exceeding cash interest expense paid on our Secured Term Loan of $2.7 million, management and incentive fees of $5.5 million, expense reimbursements of $1.4 million and other operating expenditures of $4.5 million. For the nine months ended September 30, 2023, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO of $24.3 million, interest received from our senior secured loans held outside VIE's we consolidate of $1.5 million, interest received on cash accounts of $1.9 million and cash received from mortgage servicing rights of $0.2 million exceeding cash interest expense paid on our Secured Term Loan of $2.6 million, management and incentive fees of $3.3 million, expense reimbursement of $1.6 million and other operating expenditures of $3.4 million.

Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities totaled $201.6 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period exceeding the purchase and funding of commercial mortgage loans held for investment. For the nine months ended September 30, 2023 net cash used by investing activities totaled $314.2 million. This was the result of cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities totaled $208.8 million and primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO of $193.8 million, payments of common stock dividends of $11.5 million and payments of preferred stock dividends of $3.6 million. For the nine months ended September 30, 2023, net cash provided by financing activities totaled $300.9 million primarily related to proceeds from issuance of an investment-grade senior secured floating rate loan of $270.4 million and issuance of $47.3 million in investment-grade rated notes which more than offset payments of common stock dividends of $9.4 million and payment of preferred stock dividends of $3.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2024, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of September 30, 2024, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On September 16, 2024, we announced that our Board had declared a cash dividend rate for the third quarter of 2024 of $0.08 per share of common stock which was paid on October 15, 2024 and declared a cash dividend rate for the third quarter of 2024 of $0.49219 per share of Series A Preferred Stock which was paid on October 15, 2024.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2024. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

LUMENT FINANCE TRUST, INC.

Dated: November 12, 2024	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board

Dated: November 12, 2024	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)