Form 10-K
period 2024-12-31
Lument Finance Trust, Inc.
filed 2025-03-19
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $73.8 million as of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of March 17, 2025, there were 52,309,209 outstanding shares of common stock, $0.01 par value.

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
•acts of God such as hurricanes, earthquakes, fires, pandemics such as COVID-19 and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or to the owners and operators of the real estate securing our investments;
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
•authoritative generally accepted accounting principles ("GAAP"), or policy changes from such standard-setting bodies as the Financial Accounting Board ("FASB"), the U.S. Securities Exchange Commission ("SEC"), the Internal Revenue Service ("IRS"), the New York Stock Exchange ("NYSE"), or other authorities that we are subject to; and
•our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended ("the Code"), and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").
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

Our Company

We are a REIT focused on investing in, originating, financing and managing a portfolio of commercial real estate ("CRE") debt investments. We primarily invest in or originate transitional floating rate CRE mortgage loans with an emphasis on middle-market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities ("CMBS"), fixed rate loans, construction loans and other CRE debt instruments.

We are externally managed by our manager, Lument Investment Management, LLC (the "Manager" or "Lument IM") pursuant to the terms of our management agreement. Our Manager is a subsidiary of Lument Real Estate Capital Holdings, LLC ("Lument"). Lument is a subsidiary of ORIX Corporation USA ("ORIX USA"), a diversified financial company and a subsidiary of ORIX Corporation ("ORIX"). ORIX is a publicly traded, Tokyo-based international financial services company with assets in excess of $107 billion as of December 2024 and was ranked number 379 on Forbes 2024 Global 2000: World's Biggest Public Companies.

We are a Maryland corporation that was formed in March 2012 and commenced operations in May 2012. We have elected to be taxed as a REIT for U.S. federal income tax purposes. Our common stock is traded on the NYSE under the symbol "LFT" and our 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") is traded on the NYSE under the symbol "LFTPrA."

Our Manager and Lument

We are externally managed and advised by our Manager, a subsidiary of Lument. As of December 31, 2024, Lument had approximately 600 employees located in over 30 offices throughout the United States. We have access to an extensive loan origination platform through our affiliation with Lument, which is a premier national mortgage originator and asset manager. Lument's origination teams employ a relationship-focused approach to lending opportunities and focus on speed and certainty of execution for its borrower clients, thereby strengthening Lument's reputation as a reliable counterparty and encouraging repeat business.

Our Manager implements our business strategy, performs investment advisory services with respect to our assets, and is responsible for performing all of our day-to-day operations. Our Manager is an investment adviser registered with the SEC and is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, our Manager is entitled to receive a base management fee, an incentive fee, and certain expense reimbursements.

Our Investment Strategy

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle-market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, CMBS, fixed rate loans, construction loans and other CRE debt instruments. We finance our current investments in transitional multifamily and other CRE loans primarily through matched term non-recourse secured borrowings, including CRE collateralized loan obligations ("CLO"), which are not subject to margin calls or additional collateralization requirements. We may utilize warehouse repurchase agreements or other forms of financing in the future. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest we earn on investments less the expense of funding these investments.

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
•Floating rate loans tied to one-month term Secured Overnight Financing Rate ("SOFR") and/or any applicable replacement index in the future; and
•Three-year term with two one-year extension options.

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

Our Target Assets

Commercial Mortgage Loans. We intend to continue to focus on selectively acquiring first mortgage loans sourced by our Manager and its affiliates and through directly originating first mortgage loans on our balance sheet. These loans are secured by a first mortgage lien on a commercial property, may vary in duration, predominantly bear interest at a floating rate, may provide for regularly scheduled principal amortization and typically require a balloon payment of principal at maturity. These investments may comprise whole commercial mortgage loans or participations representing portions of whole commercial mortgage loans.

Other Commercial Real Estate-Related Debt Instruments. We also expect to opportunistically originate and selectively acquire other CRE-related debt instruments, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion or exemption from regulation under the Investment Company Act, including, but not limited to, the following:

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

Our Portfolio

Transitional Multifamily and Commercial Real Estate Loans

As of December 31, 2024, our mortgage loan investment portfolio consisted of 65 senior secured floating rate loans with an aggregate unpaid principal balance of $1.1 billion, collectively having a weighted average coupon of 8.1% and a weighted average term to maturity of 2.1 years. As of December 31, 2024, 92.3% of the portfolio was supported by multifamily assets.

During 2024, the Company originated or acquired $58.4 million in loans and realized $391.0 million of loan repayments. This activity resulted in net repayments of $332.6 million. The following table details the overall statistics of our loan portfolio as of December 31, 2024:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1
Allowance for credit losses	N/A	$(11,320,220)
	$1,065,563,646	$1,048,803,078	65	100.0%	8.1%	2.1

(1)    Carrying Value includes $3,466,214 in unaccreted purchase discounts as of December 31, 2024.
(2)    Weighted average coupon assumes applicable 30-day term SOFR of 4.51% as of December 31, 2024, inclusive of weighted average interest rate floor of 0.63%. As of December 31, 2024, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of December 31, 2024, $1,049,886,009 of the outstanding senior secured loans were held in VIEs and $(1,082,931) of the outstanding senior secured loans were held outside of VIEs.

The charts below present the geographic dispersion of our loan portfolio and the property types securing our loan portfolio as of December 31, 2024:

GEOGRAPHIC DIVERSIFICATION

Mid-Atlantic 16%
West 7%
Southwest 33%
Midwest 8%
South 36%

COLLATERAL DIVERSIFICATION

Self-Storage
1%
Healthcare
7%
Multifamily
92%

MSRs

As of December 31, 2024, the Company retained the servicing rights associated with residential mortgage loans ("MSRs") having an aggregate unpaid principal balance of approximately $62.1 million that we had previously transferred to three residential mortgage loan securitization trusts. The carrying value of these MSRs at December 31, 2024 was approximately $0.6 million. The Company ceased the aggregation of residential mortgage loans in 2016 and, other than servicing our existing portfolio, we do not anticipate any residential loan activity going forward.

Our Financing Strategy

We seek to use leverage to increase potential returns to our stockholders. We may use non-recourse CRE CLOs, secured revolving repurchase agreements, term loan facilities, warehouse facilities, asset-specific financing structures and other forms of leverage. As of December 31, 2024, our assets were financed with match term, non-recourse CRE CLO and secured financings and one senior corporate credit facility.

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

Competition

We are engaged in a competitive business. In our investing activities, we compete for opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and broader access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), including provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for investments we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

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

Sustainability

We are committed to investing and operating sustainably as we believe it improves long-term financial performance, mitigates risk, and helps create better outcomes for our shareholders.

Our day-to-day operations are managed by our Manager, a subsidiary of ORIX USA, which is committed to driving a culture and approach that seeks responsible creation of long-term value by engaging constructively with our stakeholders and by incorporating generally accepted sustainability factors, including environmental, financial, governance, operational, reputational, and/or social factors, and ethics considerations into investment decisions.

We believe the efficiency and resiliency of our operations also depend on strategies and processes we seek to develop and maintain around various sustainability matters. These initiatives are implemented by our Manager with oversight from our board of directors.

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

Taxable income generated by our taxable REIT subsidiary ("TRS"), is subject to regular corporate income tax. For the fiscal year 2024, our TRS did not generate taxable income.

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

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.lumentfinancetrust.com. We make available free of charge, through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Code of Business Conduct and Ethics and Policy Against Insider Trading and our Corporate Governance Guidelines, along with the charters of our Audit, Compensation and Nominating and Corporate Governance Committees, are also available on our website. Information on our website is neither part of nor incorporated into this Annual Report on Form 10-K. For further information on our Manager, please see the Manager's Form ADV filed with the SEC which can be found at https://adviserinfo.sec.gov/firm/summary/306487.

Website Disclosure

We use our website (www.lumentfinancetrust.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings, public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Lument Finance Trust, Inc. when you enroll your email address by visiting "Investor Relations & Email Alerts" section of our website at https://www.lumentfinancetrust.com/investor-relations/email-alerts/. The contents of our website and any alerts are not, however, a part of this report.

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
•Fluctuations in interest rates could reduce our ability to generate income on our loans and other investments, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.
•Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of, or return from, a loan secured by a particular property.
•Changes in laws and regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes in certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

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
•We have financed, and may in the future seek to finance, certain of our CRE loans via CLOs or secured financings and such transactions involve risks, including that the sponsor of such transactions will receive distributions from the CLO or secured financing only if the CLO or secured financing generates enough income to pay all the investors in senior tranches and all CLO or secured financing expenses.
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
•There are conflicts of interest with our Manager, ORIX and ORIX affiliates that could result in decisions that are not in the best interests of our stockholders.

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

Tax Risks

•If we fail to continue to qualify as a REIT, we would be taxed at corporate rates and would not be able to take certain deductions when computing our taxable income.
•If we fail to continue to qualify as a REIT, we may default on our current financing facilities and be required to liquidate our assets, and we may face delays or inabilities to procure future financing.
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

The manner in which we compete and the products for which we compete are affected by changing conditions, which can take the form of trends or sudden changes in our industry, regulatory environment, changes in the role of government-sponsored enterprises, changes in the role of credit rating agencies or their rating criteria or process, or the U.S. economy more generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our business, financial condition, results of operations and our ability to make distributions to our stockholders may be adversely affected.

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

Although as a general policy we seek to acquire and hold a diverse portfolio of assets, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our asset portfolio may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on some of our assets within a short time period, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. Our portfolio may contain other concentrations of risk, and we may fail to identify, detect or hedge against those risks, resulting in large or unexpected losses. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Our floating-rate commercial mortgage loans are subject to various risks, such as interest rate risk, prepayment risk, real estate risk and credit risk.

Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2024, 100.0% of our loans by principal balance and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decline.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, since 2022, in light of increasing inflation, the U.S. Federal Reserve increased benchmark interest rates eleven times. These increases increased our borrowers' interest payments, adversely affected commercial property real estate values, and could result in loan non-performance, modification, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in 2025 an expectation of slower rate decreases moving forward. A slower-than-expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuation. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate CLO or securitized financing may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates.

We are subject to prepayment risk associated with the terms of our CLOs and secured financings. Due to the generally short-term nature of transitional floating rate-commercial mortgage loans, our CLOs and secured financings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our CLOs are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future.

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

The typical borrower in a transitional mortgage loan has usually identified an asset which the borrower believes is undervalued or that has been under-managed or is undergoing a repositioning plan including a potential capital improvement. If the market in which the asset is located fails to perform according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional mortgage loan, and we bear the risk that we may not recover some or all of our investment.

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

Fluctuations in interest rates could reduce our ability to generate income on our loans and other investments, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, since 2022, in light of increasing inflation, the U.S. Federal Reserve increased benchmark interest rates eleven times. These increases increased our borrowers' interest payments, adversely affected commercial property real estate values, and could result in loan non-performance, modification, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in 2025 an expectation of slower rate decreases moving forward. A slower-than-expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuation.

Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2024, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

In a declining interest rate environment, our interest income generally decreases as index rates decrease. The interest rates we pay under our current financing facilities are floating-rate. Accordingly, in a declining interest rate environment our interest expense will generally decrease as interest rates decrease. Generally, borrowers may repay their loans prior to their stated final maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates and credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. We may not be able to reinvest the principal repaid at the same or higher yield of the original investment.

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

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because some of our future investments may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. Given the current state of the U.S. economy due to inflationary pressures, there can be no guarantee that the yield curve will not become and/or remain inverted.

The timing of loan repayment is difficult to predict and may adversely affect our financial performance and cash flows.

Our floating-rate mortgage loans are secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans will generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in assets with lower yields than the assets that were prepaid. In periods of increasing interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance. Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal and other factors beyond our control. Consequently, such prepayment rates can vary significantly from period-to-period and cannot be predicted with certainty. No strategy can completely insulate us from prepayment or other such risks, and faster or slower prepayments may adversely affect our profitability and cash available for distribution to our stockholders. Our loans often contain call protection or yield maintenance provisions that require a certain minimum amount of interest due to us regardless of when the loan is repaid. These include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due us from the date of repayment through a date that is frequently 12 or 18 months after the origination date. Loans that are outstanding beyond the end of the call protection or yield maintenance period can be repaid with no prepayment fees or penalties. The absence of call protection or yield maintenance provisions may expose us to the risk of early repayment of loans and the inability to redeploy capital accretively.

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
•the potential for uninsured or under-insured property losses
•acts of God, including earthquakes, floods, fires and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks; and
•social unrest and civil disturbances.

If any of these or similar events occur, we may not realize our anticipated return on our investments, and we may incur a loss on these investments. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

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

Our management objectives and policies do not place a limit on the size of the amount of capital used to support, or the exposure to (by any other measure), any individual asset or any group of assets with similar characteristics or risks. In addition, because we are a small company, we may be unable to sufficiently deploy capital into assets or asset groups. As a result, our portfolio may be concentrated in a small number of assets or may be otherwise undiversified, increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these assets perform poorly.

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

•co-invest with others through partnership, joint ventures or other entities, thereby acquiring non-controlling interests; or
•rely on independent third-party management or servicing with respect to the management of an asset.

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

There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. For example, in August 2013, the Financial Stability Board issued a policy framework for strengthening oversight and regulation of “shadow banking” entities. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. Other regulators, such as the U.S. Federal Reserve, and international organizations, such as the International Organization of Securities Commissions, are studying the shadow banking system. At this time, it is too early to assess whether any rules or regulations will be proposed or to what extent any finalized rules or regulations will have on the nonbank lending market. If rules or regulations were to extend to us or our affiliates the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks, then the regulatory and operating costs associated therewith could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could render the continued operation of our company unviable.

In the United States, the process established by the Dodd-Frank Act for designation of systemically important nonbank firms has provided a means for ensuring that the perimeter of prudential regulation can be extended as appropriate to cover large shadow banking institutions. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of nonbank financial companies predominantly engaged in financial activities and designate those companies as “systemically important financial institutions” (“SIFIs”) for supervision by the Federal Reserve. Such designation is applicable to companies where material distress or failure could pose risk to the financial stability of the United States. On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. On December 4, 2019, the FSOC issued final guidance regarding the FSOC’s procedures for designating nonbank financial companies as SIFIs. This guidance implemented reforms to the FSOC’s prior SIFI designation approach by shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC will primarily focus on regulating activities that pose systematic risk to the financial stability of the United States, rather than designations of individual firms. Under the guidance, designation of a nonbank financial company as a SIFI would only occur if the FSOC determined that the expected benefits justify the expected costs of the designation. While the impact of this guidance cannot be known at this time, increased regulation of nonbank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

Climate change, climate change-related initiatives and regulations and the increased focus on sustainability issues may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investments by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted and where we have properties securing our investment portfolio.

Additionally, sustainability-related matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering sustainability-related factors in our investment processes. If we are unable to adequately address such sustainability-related matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretation, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as hurricanes, floods, droughts or fires, can also have an adverse impact on certain of our borrowers' properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers' locations and in the unknown potential for extreme weather or other events that could occur related to climate change.

We may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses.

In recent years, judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Our investments in CRE CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, may take actions that could adversely affect our interests.

We have invested in, and may from time to time in the future invest in, CRE CLOs, other similar structured finance investments, and other similar securities, and our investments may consist of subordinated classes of securities in a structured finance investment secured by a pool of CRE loans or investments. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CLOs or other similar secured financings because the ability of borrowers to make principal and interest payments on the underlying pool of assets may be impaired.

Subordinate interests such as the subordinated classes of securities in our CRE CLOs and other secured financings generally are not actively traded and are relatively illiquid investments. Volatility in trading markets for these subordinated securities may cause the value of these investments to decline. In addition, if the value of the underlying pool of assets declines and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with such financings, we may incur significant losses.

With respect to the CRE CLOs and other secured financings we have sponsored and in which we have retained subordinated classes of equity and debt, control over the related underlying loans will be exercised through LREC, Lument IM or another special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We have in the past and may in the future acquire or retain classes of CRE CLOs and other secured financing, for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. See “—Risks Related to Financing and Hedging—We have financed, and may in the future seek to finance, CRE loans and investments through non-recourse secured financings, including CRE CLOs, and such transactions involve significant risks and expose us to losses.”

If the loans that we originate or acquire do not comply with applicable laws, we may be subject to penalties, which could materially and adversely affect us.

Loans that we may originate or acquire may be directly or indirectly subject to U.S. federal, state or local governmental laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited to, zoning laws that allow permitted non-conforming uses). If we or any other person fails to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Additionally, jurisdictions with "one action," "security first" and/or "anti-deficiency rules" may limit our ability to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. In the future, our independent registered public accounting firm may be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify a material weakness in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or, if required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the expected contractual term adjusted for prepayment and extensions, where applicable, of each loan. Because our methodology for determining the allowance for credit losses may differ from the methodologies employed by other companies, our allowance for credit losses may not be comparable with the allowance for credit losses reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP Principle underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, the adoption of the CECL model has materially affected, and will continue to materially affect, how we determine our allowance for credit losses and could require us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

Our business is primarily focused on originating, investing in, financing and managing floating-rate mortgage loans secured by multifamily properties and other CRE assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. Changes in prepayment rates are difficult to predict. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates and credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested in assets yielding less than the yields on the assets that were prepaid. We may not be able to reinvest the principal repaid at the same or higher yield of the original investments. Conversely, in periods of rising interest rates, prepayments are likely to decrease and the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments, is likely to increase. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Prepayments can also occur when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage. Prepayment rates may also be affected by conditions in the financial markets, general economic conditions and the relative interest rates on commercial mortgages, which could lead to an acceleration of the payment of the related principal. While we will seek to manage prepayment risk, in selecting our real estate investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. Additionally, we are subject to prepayment risk associated with the terms of our CLOs and secured financings. Due to the generally short-term nature of transitional floating-rate commercial mortgage loans, our CLOs and secured financings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. While the interest-rate spreads of our CLOs and secured financings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

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

The occurrence of cyber-incidents, or a deficiency in our Manager's cybersecurity or those of any of our third-party service providers, could negatively affect our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

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

Any or all of the foregoing could have material adverse effect on our financial condition, results of operations and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also have potential to materially adversely affect our business, financial condition and results of operations.

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
•we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms or at all; and
•we may be required to maintain specified minimum levels of liquidity, and as a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets; if we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly.
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

We have financed, and may in the future seek to finance, CRE loans and investments through non-recourse secured financings, including CRE CLOs, and such transactions involve significant risks and expose us to losses.

We have financed, and may in the future seek to finance, CRE loans and investments through non-recourse secured financings, including CRE CLOs. These financing transactions involve originating or acquiring a pool of CRE loans, contributing such loans to a special-purpose entity and selling bonds issued by the special-purpose entity that are secured, on a non-recourse basis, by the pool of CRE loans. As the sponsor of these financing transactions, we generally retain the equity securities of the special-purpose issuing entity and potentially other subordinated tranches of securities issued by the special-purpose issuing entity. Because of the interests we retain, in particular with respect to equity or similar subordinated tranches, actions taken by our Manager or any entity that acts as special servicer may in the future conflict with our interests. See “—Risks Related to Our Investment Strategies and Our Businesses—Our investments in CRE CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, may take actions that could adversely affect our interests.”

The inability to consummate CRE CLOs or other secured financings of our CRE loans and investments could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or an unfavorable price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets may not permit us to consummate a CRE CLO or other secured financing at any particular time or on terms favorable to us even if we have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to financing those assets with a CRE CLO or secured financing. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future CRE CLOs or other secured financings for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. In addition, the inability to securitize our portfolio may hurt our performance and our ability to grow our business.

The CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests.

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

Master repurchase agreements, credit facilities, or other financings that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

Master repurchase agreements or other financing we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so and when we may not be able to do so on favorable terms or at all. Posting additional collateral would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

Interest rate fluctuations could increase our borrowing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of investments.

To the extent that our financing costs are determined by reference to floating rates, such as SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In recent years, interest rates had remained at relatively low levels on a historical basis. However, since January 2022, in light of increasing inflation, the U.S. Federal Reserve has increased interest rates eleven times. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. Specifically, in a rising interest environment, our interest income on our current portfolio is expected to increase. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. A slower‐than‐expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuations. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

Prior to any such financing, we may use short-term facilities to finance the acquisition of assets until a sufficient quantity of investments have been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs or secured financings, or the private placement of loan participations or other long-term financing. As a result, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investment to maximize the efficiency of a CMBS, CLO or other private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investment for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. In addition, the inability to securitize our portfolio may hurt our performance and our ability to grow our business.

In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest or other subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, the Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interest, the structure of the entities that hold risk retention interest and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as an issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational cost of asset securitizations.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We may enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

Therefore, our and our Manager’s reliance on this no action letter places additional restrictions on our hedging activity. Our hedging transactions could require us to fund large cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event or a demand by a counterparty that we make increased margin payments). Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely affect our financial condition. Further, hedging transactions, which are intended to limit losses, may result in losses, which would adversely affect our earnings and could in turn reduce cash available for distribution to stockholders.

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

Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time based upon an index (typically term SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates and, in a declining and/or low-interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

Our Manager is authorized to follow very broad investment guidelines. Our board of directors periodically reviews and updates our investment guidelines and our investment portfolio but does not generally review or approve specific investments. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of mortgage related investments it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would adversely affect our business operations and results. In addition, our Manager may invest up to $75 million in any investment on our behalf without restriction and generally without prior approval of our board of directors. Our Manager is generally permitted to invest our assets in its discretion, provided that such investments comply with our investment guidelines. Our Manager’s failure to generate attractive risk-adjusted returns on an investment which represents a significant dollar amount would adversely affect us. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

We are dependent on our Manager and its key personnel for our success.

We have no separate facilities and are completely reliant on our Manager. All of our officers are employees of an affiliate of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, there can be no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and professionals. The initial term of our management agreement with our Manager matured on January 3, 2023, and automatically renewed for a one-year renewal term on such date and will automatically renew every year thereafter unless it is terminated in accordance with its terms. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

There are conflicts of interest in our relationship with our Manager, ORIX and ORIX affiliates that could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interests arising out of our relationship with our Manager, including our Manager's ultimate parent, ORIX, and its affiliates. We are managed by our Manager, an ORIX affiliate, and our executive officers are employees of one or more affiliates of our Manager. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, ORIX and their respective affiliates, will enable us to identify, adequately address or mitigate all potential conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and ORIX include:

•Affiliated Service Providers: Our Manager uses ORIX for certain investment and non-investment related services including, but not limited to, underwriting, credit risk, legal and compliance and related support services, general services, human resources, portfolio transaction services, finance and accounting, audit, administrative services, and information and technology support services. Such arrangements may create a conflict as our Manager could be viewed as placing the interests of other ORIX affiliates ahead of the Company’s interests. Furthermore, LREC, an ORIX affiliate, acts as servicer with respect to mortgage assets held by the Company, and servicer and special servicer with respect to the mortgage assets for the 2021-FL1 CLO and the LMF 2023-1 Financing. Such affiliate relationships may influence our Manager in deciding whether to select a service provider because our Manager may have financial or other business incentives to recommend and engage an ORIX affiliate, even if another person or vendor may be more qualified to provide the applicable service, or may provide such service at a more favorable rate or arrangement.

•Shared Personnel: In addition to responsibilities with respect to the management and investment activities of LFT, the Manager, its affiliates and their personnel could have similar responsibilities with respect to ORIX and its affiliates and could have other business commitments. Conflicts of interest may arise as a result of certain personnel serving in dual or multiple capacities (e.g. officers, directors, principals, employee, partners, managers, members, agents, nominees) including with respect to the allocation of time, services and resources of such personnel. Dual role situations exist across the business. In serving in these multiple capacities, personnel may have obligations to Lument, ORIX or their affiliates, the fulfillment of which may not be in the best interest of the Company.

•ORIX's Investment Advisory and Proprietary Activities: ORIX makes investments pursuant to an investment strategy that is similar to the investment strategy implemented by Lument IM with respect to LFT. Therefore, ORIX or an affiliate may originate opportunities that are suitable for LFT but are allocated to entities primarily owned by ORIX or its affiliates. ORIX invests and trades in securities, real estate, loans or other financial interests and makes other investments for its own investment vehicles utilizing strategies and types of securities that, from time to time, compete or will be in conflict with the Manager’s activities on behalf of LFT. Our Manager may be incentivized by virtue of its relationship with ORIX and its affiliates to compete less vigorously with ORIX for investment opportunities, or otherwise conduct its activities in a manner that may disadvantage the Company. Our Manager may also provide advice or take action in performance of its duties for ORIX and its investment vehicles that may differ from the timing and nature of actions taken by the Manager with respect to the Company. In some instances, such actions could be adverse to the Company, and the Manager has an incentive to favor the interests of its affiliates in such circumstances. As a general matter, decisions with respect to ORIX and its affiliates’ proprietary accounts are made by the ORIX investment committee, which is different from the investment committee making investment decisions on behalf of the Manager for the Company. In addition, the portfolio strategies that the Manager or its affiliates use could conflict with the transactions and strategies the Manager employs in managing the Company and may affect the prices and availability of securities and other financial instruments in which the Manager invests on behalf of the Company.

ORIX or its affiliates invest, and will likely continue to invest, in some of the same loans as the Company, sometimes at the same time and as part of the same transaction and at other times before or after the Company invests. Since decisions with respect to ORIX and its affiliates’ proprietary accounts are made by a different investment committee than the committee making decisions on behalf of the Company, these decisions could result in the Company having a different outcome than ORIX’s accounts, including that the Company’s account value could be adversely impacted in comparison to ORIX’s accounts. In addition, there is some overlap in the investment committee compositions between the ORIX, Lument and Lument IM investment committees, and members of each committee currently serve and may continue to serve as observers of the other committees.

In addition, we are expected, from time to time, to make an investment in, or a loan to, other companies in which ORIX and its affiliates (each, an “Investing Party”) are also expected to invest, or already have invested, in a different part of the capital structure, which may mean that an Investing Party's interest in such a company may have different rights, preferences and privileges than the company interests held by us. There may be instances where such a company becomes insolvent or bankrupt or where an Investing Party’s interests in such a company may otherwise conflict with the interests of other Investing Parties. To the extent that LFT holds securities or other financial interests (e.g., bank debt) in a company with rights, preferences and privileges that are different than interests held by an Investing Party in the same company, the Manager and its affiliates may be presented with decisions when LFT’s interests and the interests of the Investing Parties conflict. It is possible that our interest may be subordinated or otherwise adversely affected by virtue of other Investing Parties’ involvement and actions relating to such investment, in a bankruptcy proceeding or otherwise. From time to time, we also expect to hold an interest in the more senior portion of an issuer’s capital structure while another Investing Party holds a more junior security of that issuer. Because ORIX is the owner of the Manager, the Manager would experience a conflict of interest in making determinations regarding the senior securities we held, as decisions to enforce remedies or take other actions against the obligors under such senior securities or the related collateral could adversely impact the value of the more junior securities. In such situations, the Manager may be incentivized to decline to enforce such remedies or take such actions on behalf of the senior securities we hold in order to protect the value of the junior securities, which could adversely affect our return. Because our Manager is an ORIX subsidiary, it may be incentivized to make decisions for the benefit of one Investing Party to our detriment if dissatisfaction would cause one of the Investing Parties to redeem capital or discontinue its relationship with ORIX or its affiliates.

•Allocation of Investment Opportunities: Certain conflicts of interest may arise from the fact that ORIX, its affiliates, and our Manager may provide investment management and other services both to us and to other persons or entities, including without limitation, proprietary accounts of ORIX, other clients of the Manager that may be established in the future or clients of affiliates of the Manager, whether or not the investment objectives or policies of such other persons or entities are similar to ours. Because our Manager is affiliated with ORIX, it may have an incentive to retain more favorable investment opportunities for ORIX and its affiliates. LFT may not have exclusivity over otherwise suitable investment opportunities, and there is no guarantee that LFT will be able to participate in all investment opportunities that may fall within our investment objectives.

Limits on investments or investment decisions by ORIX not to participate in certain investments will, in certain cases, significantly constrain our Manager’s ability to make investments on behalf of the Company, particularly with regard to opportunities involving the extension of larger loans. These restrictions could prevent the Company from participating in an attractive investment opportunity in which it would have otherwise participated. The Manager or its affiliates, from time to time, originate loans in which participations and/or assignments may be purchased by the Company. The ability of the Company to invest in such loans will be dependent upon the ability of the Manager to secure financing for such origination, either from another affiliate of the Manager or from a third party. There can be no guarantee that any affiliate of the Manager will be willing or able to make such financing available or that financing from a third party will be available on commercially reasonable terms. If such financing is not available or is not available on terms that are commercially reasonable for purposes of the origination of the loans, the Manager or its affiliates will be unable to originate loans, which may have a material adverse effect on LFT.

When a loan is originated at a time when the Company does not have capacity to make such loan, Lument may originate the loans, which could potentially be sold to the Company when capacity becomes available in the future. Per our Manager's allocation policy for the Company, after origination Lument has no obligation to sell or transfer assets to the Company. Allocations with regard to these loans will be made in our Manager's sole discretion and the Manager may allocate to other entities, including ORIX affiliates or their clients, even if such action would be detrimental to the Company.

•Affiliate Financing: Certain ORIX affiliates are providers of mortgage financing for commercial real estate, conventional and affordable multifamily and seniors housing, and healthcare providers, and originate and service loans for various multifamily properties (“Affiliated Mortgage Providers”). These Affiliated Mortgage Providers provide mortgage financing to third parties and other ORIX affiliates that seek to lend to existing borrowers of LFT assets when, the loan is nearing maturity or the borrower is seeking alternative financing. While the terms of such financings are negotiated with such borrowers, in certain circumstances it may be customary or beneficial for legal, tax, regulatory or other reasons for such transactions to involve both the Company and an affiliated lender, or proceeds from one transaction may be used to pay off another such transaction. In connection with such transactions, the Manager will share information about LFT and its assets with Affiliated Mortgage Providers to facilitate such financing and enable the Affiliated Mortgage Providers to market their services to prospective third-party clients.

In addition, certain loans held by the Company provide for the payment of an exit fee by the borrower. The Company has agreed to waive such exit fees if a borrower refinances the applicable loan with permanent financing provided by the Manager or any of its affiliates. To the extent such an exit fee is waived as a result of a borrower refinancing the applicable loan with permanent financing from the Manager or any of its affiliates, the expenses reimbursable to the Manager for the quarter in which such exit fee was waived shall be reduced by an amount equal to 50% of the amount of any waived exit fee, capped at a waived exit fee of 1%.

•Principal Trades: Our Manager and its affiliates will act in multiple capacities and effect transactions with or ORIX and its affiliates that may have multiple interests in a given transaction. Specifically, loans from Lument Structured Finance, LLC, a Manager affiliate, will be sold to the Company, and a conflict will arise when a Manager affiliate is on one side of the transaction and Manager may prioritize its interests over those of the Company.

•Information Barriers: Our Manager and ORIX currently operate without information barriers across the business. Consequently, in the event ORIX or its affiliates, including our Manager, acquires confidential or material non-public information, our Manager may be restricted in acquiring or disposing of investments on our behalf until such time as the information becomes public or is no longer deemed material. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might initiate and may not be able to purchase or sell an investment that it might have purchased or sold, which could negatively affect our investment results.

•Broad Activities: ORIX engages in a broad range of financial activities, including but not limited to billions of invested or committed capital on behalf of clients and its own proprietary accounts utilizing various investment funds, vehicles, REITs, and accounts. ORIX continues to expand its range of activities and will not be restricted in the scope of business or performance of its services, even if such activities may overlap, compete or conflict with the Company’s business.

•Pre-existing Relationships: The Manager and its affiliates have pre-existing relationships with a significant number of loan obligors. In servicing and administering the loans, each of the Manager and its affiliates may take into account these relationships or the relationships of its affiliates with obligors or issuers and their respective affiliates, which can create a conflict of interest. Various affiliates of the Manager also have relationships with investors, including institutional investors and their senior management. The existence and development of these relationships can potentially influence whether or not the Manager undertakes a particular investment and, if so, the form and level of such investment.

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

Core earnings is not a measure calculated in accordance with GAAP and is defined in our Management Agreement in this Annual Report on Form 10-K.

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

Employees may, from time to time, bring lawsuits against us or our Manager regarding injury, creation of a hostile work place, discrimination, wage and hour, sexual harassment and other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Companies that have faced employment or harassment related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their sales. If we were to face any employment-related claims, our business could be negatively affected.

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

Risks Related to Our Organization and Structure

Because of their significant ownership of our common stock, Lument Investment Holdings, LLC, an affiliate of our Manager, and the Hunt Investors have the ability to influence the outcome of matters that require a vote of our stockholders, including a change of control.

Lument Investment Holdings, LLC and Hunt Companies Equity Holdings, LLC and James C. Hunt (together, the "Hunt Investors") hold a significant interest in our outstanding common stock. As of March 1, 2025, Lument Investment Holdings, LLC owned 27.4% of our outstanding common stock and the Hunt Investors owned 12.2% of our outstanding common stock. In addition, James C. Hunt, is a member of our board of directors. As a result, each of Lument Investment Holdings, LLC and the Hunt Investors has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests.

Maintenance of our exclusion from the Investment Company Act will impose limits on our business; we have not sought formal guidance from the staff of the SEC as to our treatment of loans in securitization trusts and there can be no assurance that the staff will not adopt a contrary interpretation which could cause us to sell material amounts of our assets and to change our investment strategy.

We intend to conduct our operations so that neither we nor our subsidiaries are required to register as investment companies under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We believe that we do not meet the definition of investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, we are primarily engaged in a non-investment company businesse related to real estate.

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

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. In addition, in this case, we would need to register as an investment company under the Investment Company Act, modify our operations, perhaps significantly, to seek to continue to avoid being required to register under the Investment Company Act, or seek some form of exemptive or other relief from the SEC or its staff. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business strategy. Any of the foregoing results would have a material adverse effect on us.

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

Our board of directors has granted exemptions to the aggregate stock ownership limit and the common stock ownership limit in our charter to (i) XL Bermuda Ltd, (ii) Lument Investment Holdings, LLC, an affiliate of our Manager, and (iii) the Hunt Investors.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium price for holders of our equity securities or otherwise be in their best interests.

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and the XL Companies and certain affiliates thereof, the parent of which is AXA SA, between us and Hunt Investors and affiliates thereof and between us and Lument Investment Holdings, LLC and affiliates thereof. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and the exempted parties. As a result, the exempted companies may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. However, our board of directors may repeal or modify these exemptions at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and the previously exempted parties.

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

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, (1) determining the fair value of our investments, (2) assessing the adequacy of the allowance for credit losses or credit reserves and (3) appropriately consolidating VIEs for which we have determined we are the primary beneficiary. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be inaccurate, then we face the risk that charges to income will be required. In addition, because we have limited operating history in some of these areas and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and our ability to make distributions to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Tax Risks

If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We elected to be taxed as a REIT commencing with our short taxable year ended December 31, 2012, and our subsidiary, Lument Commercial Mortgage Trust, Inc. elected to be taxed as a REIT commencing with its short taxable year ended December 31, 2018 and, in each case, to comply with the provisions of the Internal Revenue Code with respect thereto. Our and its continued qualification as a REIT will depend on our and its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our and its ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Further, there can be no assurance that the U.S. Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

Furthermore, any REIT in which we invest directly or indirectly, including Lument Commercial Mortgage Trust, the REIT through which we own our interests in our CLOs and secured financings, is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT. If the subsidiary fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to U.S. federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as REIT unless we are able to avail ourselves of certain statutory relief provisions.

If we fail to remain qualified as a REIT, we may default on our current financing facilities and be required to liquidate our assets, and we may face delays or inability to procure future financing.

Failure to remain qualified as a REIT could result in an event of default under our credit facility, CLOs and secured financings, and we may be required to liquidate all or substantially all of our assets, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to our CLOs, secured financing or credit facility and any related guaranty agreements on terms that may be unfavorable to us. If we are unable to negotiate a waiver or replace or refinance our assets under a new credit facility, CLO or secured financing on favorable terms or at all, our financial conditions, results of operations and cash flows could be adversely affected.

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

A REIT’s net income from "prohibited transactions" is subject to a 100% tax. In general, "prohibited transactions" are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that certain loans that we are treating as owning for U.S. federal income tax purposes and certain property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although we expect to avoid the prohibited transactions tax by contributing those assets to our TRS and conducting the marketing and sale of those assets through that TRS, no assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to U.S. federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

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

On August 14, 2022, President Biden signed into law the Inflation Reduction Act of 2022 ("IRA"). The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an "applicable corporation" and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Any TRSs of ours operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business, however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally, is uncertain.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As an externally managed company, our day-to-day operations are managed by our Manager and our executive officers under the supervision of our board of directors and its committees. Our executive officers are senior investment professionals provided to us through our Manager pursuant to our management agreement with our Manager. Our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of ORIX USA, a diversified financial company and subsidiary of ORIX and participates in and is subject to ORIX USA's cybersecurity program. Accordingly, we rely and Manager relies on ORIX USA and its cybersecurity risk management program to identify, assess and manage material risks to our business from cybersecurity threats.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected nor, are they reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. For a discussion of how risks from cybersecurity threats affect our business see, "Part I. Item IA. Risk Factors - the occurrence of cyber-incidents, or a deficiency in our Manager's Cybersecurity or those of any of our third party service providers, could negatively affect our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations” in this Annual Report on Form 10-K.

Cybersecurity Governance

Our board of directors is responsible for directing and overseeing our risk management. Our board of directors administers this oversight function directly, with support from its committees. In particular, the audit committee of our board of directors (the “Audit Committee”) has the responsibility to consider and discuss our major financial risk exposures and the steps our Manager should take, or is required to take, to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements, in addition to overseeing the performance of our internal audit function.

Pursuant to the Management Agreement, our Manager is responsible for identifying, assessing, and managing our material risks from cybersecurity threats. Our Manager relies on ORIX USA and ORIX USA Information Technology and Cybersecurity Team, including the ORIX USA Chief Technology Officer ("CTO"), to provide us with a comprehensive cybersecurity risk management program.

Periodically, at least annually, ORIX USA's CTO and/or other members of the ORIX USA Information Technology and Cybersecurity Team will present to the Audit Committee on various topics relating to ORIX USA's technology risks, including ORIX USA's cybersecurity program (including the results of cybersecurity tabletop exercises), cybersecurity issues (including those relating to data protection, insider threats, regulatory changes and geopolitical cyber threat management) and risk management (including the results of periodic technology audits).

Cybersecurity Risk Management and Strategy

ORIX USA has engaged HCLTech ("HCL") to manage all infrastructure and cybersecurity services for ORIX USA and its subsidiaries, under the governance of the ORIX information and cybersecurity leadership team. HCL has over twenty-five years' experience in cybersecurity, nine cybersecurity delivery centers strategically placed across the globe, and employs over 7,000 cybersecurity professionals. The ORIX information and cybersecurity leadership team and HCL are considered the "ORIX USA Information Technology and Cybersecurity Team".

HCL will deliver the managed security services to ORIX USA from its Offshore Management Center (OMC) and Cybersecurity Fusion Centers (CSFC) providing 24x7 operations that cover ORIX USA's cybersecurity landscape including network security, email security, endpoint security, data security, application security, cloud security, privileged access management, vulnerability management, cybersecurity incident response, cybersecurity third-party risk, cybersecurity awareness training, phishing simulations and identity and access management.

The ORIX USA CTO, leads the ORIX USA Information Technology and Cybersecurity Team responsible for managing information security at ORIX USA's asset management business, including its cybersecurity strategy and program, which encompasses annual employee training about cybersecurity risks and new employee onboarding about ORIX USA's security policies. The ORIX USA Information Technology and Cybersecurity Team's responsibilities cover three main areas: (i) operations and engineering, (ii) threat detection and response, and (iii) governance. The ORIX USA CTO leads the cybersecurity team with over four years of experience at ORIX USA and 18 prior years of experience at a large asset management firm. This cybersecurity program is aligned with the NIST Cybersecurity Framework ("NIST CSF"), emphasizing training and development.

ORIX USA employs a 'defense in depth' cybersecurity strategy and program based on the NIST CSF, which includes multiple layers of security policies, protections, and controls designed to safeguard the confidentiality, integrity, and availability of infrastructure, network and information assets from malware and threats. This includes the deployment of next generation firewalls, web application firewalls, email protection technologies, DLP technologies, internet proxy, and next generation antivirus and endpoint detection and response ("EDR") systems.

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

The ORIX USA Information Technology and Cybersecurity Team monitors security events via a SIEM (security information and event management) and SOAR (security orchestration, automation, and response) platform. Mobile device management software is employed with the objective of protecting corporate email and data on mobile devices and is designed to prevent unauthorized data transfer.

ORIX USA maintains a cybersecurity incident response capability that includes detailed policies, plans and modular run books and maps designed around different types of cybersecurity incidents. The plan and run books are tested annually through cybersecurity tabletop simulations where incident response technical, and executive team members go through real-world scenarios focused on current cybersecurity threats. ORIX USA’s cybersecurity incident response plan provides for escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our Company, and evaluation of the adequacy of our cybersecurity program, including risk mitigation, compliance and controls. ORIX USA has established a notification decision framework to determine when to send notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notification to different recipient groups, including our Manager and officers of LFT.

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

Overview

We are a Maryland corporation that is focused on investing in, originating, financing and managing a portfolio of CRE debt investments.

In January 2020, we entered into a series of transactions with subsidiaries of ORIX USA, a diversified financial company with the ability to provide investment capital and asset management services to clients in the corporate, real estate and municipal finance sectors. We entered into a new management agreement with Lument IM, while another affiliate of ORIX USA purchased an ownership stake of approximately 5.0% through a privately placed stock issuance. On February 22, 2022, the affiliate purchased an additional 13,071,895 shares of common stock from the transferable common stock rights offering, increasing its beneficial ownership in the Company to approximately 27.4%. These transactions have enhanced the scale of LFT and are expected to generate shareholder value through leveraging ORIX USA's expansive originations, asset management and servicing platform.

Lument IM is an affiliate of Lument, a nationally recognized leader in multifamily and seniors housing and health care finance. The Company leverages Lument's broad platform and significant expertise when originating and underwriting investments.

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments. We finance our current investments in transitional multifamily and other CRE loans primarily through matched term non-recourse secured borrowings, including CLOs, which are not subject to margin calls or additional collateralization requirements. We may utilize warehouse repurchase agreements or other forms of financing in the future. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expense of funding these investments.

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
•Floating rate loans tied to one-month term SOFR, and/or in the future potentially other index replacement; and
•Three-year term with two one-year extension options.

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

We have elected to be taxed as a REIT and comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are generally not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders so long as we maintain our qualification as a REIT. Our continued qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the source of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. Even if we maintain our qualification as a REIT, we may become subject to some federal, state and local taxes on our income generated in our wholly owned TRS, Five Oaks Acquisition Corp. ("FOAC").

Recent Developments

The last several quarters have been characterized by significant volatility in global markets, driven by heightened inflation, higher interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Inflation reached generational highs in many economies, prompting central banks to take monetary policy tightening actions that have and are likely to continue to create headwinds to economic growth.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal reserve indicating in 2025 an expectation of slower rate decreases moving forward. Although our business model is such that higher interest rates will, all else being equal, correlate to increases in our net income, interest rates remaining elevated for an extended period of time may adversely affect our existing borrowers. Additionally, higher interest rates and unpredictable geopolitical landscape may cause further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business. It remains difficult to predict the full impact of recent events and any future changes in interest rate or inflation.

2024 Highlights

Operating results

•Net income attributable to common stockholders of $17.9 million, or $0.34 per share of common stock
•Distributable Earnings of $23.2 million, or $0.44 per share of common stock
•Declared aggregate quarterly common dividends of $16.2 million, or $0.31 per share of common stock in addition to a special dividend of $4.7 million, or $0.09 per share of common stock. In the second quarter we increased the common dividend from $0.07 per share of common stock to $0.08 per share of common stock, a 14% increase from the first quarter. The fourth quarter dividend of $0.08 per share of common stock produced an annualized yield of 12.4% on our closing stock price as of December 31, 2024
•Book value of common stock as of December 31, 2024 was $177.8 million, or $3.40 per share of book value of common stock

Investment Activity

•Acquired three loans with an initial unpaid principal balance of $58.4 million and a weighted average interest rate of 30-day term SOFR plus 3.35%
•Experienced $391.0 million in loan payoffs
•$1.1 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.58%, excluding unamortized purchase discounts of $3.5 million and deferred loan fees of $1.2 million as of December 31, 2024
•Multifamily assets represent 92.3% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $0.8 billion with an average spread to 30-day term SOFR of 2.26% as of December 31, 2024, representing 100% of our secured financings

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are or may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 17, 2025, the last reported sales price for our common stock on the New York Stock Exchange under symbol "LFT" was $2.74.

Holders

At December 31, 2024, there were 52,309,209 shares of our common stock outstanding. As of March 17, 2025, there were 17 registered holders. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held in "street name" through banks or broker dealers.

Dividends

Dividends on our common stock are paid on a quarterly basis.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2025 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2023 through December 31, 2024:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 16, 2023	$0.06	March 31, 2023	April 17, 2023
June 14, 2023	$0.06	June 30, 2023	July 17, 2023
September 14, 2023	$0.07	September 29, 2023	October 16, 2023
December 14, 2023	$0.07	December 29, 2023	January 16, 2024
March 15, 2024	$0.07	March 28, 2024	April 15, 2024
June 13, 2024	$0.08	June 28, 2024	July 15, 2024
September 16, 2024	$0.08	September 30, 2024	October 15, 2024
December 12, 2024	$0.08	December 31, 2024	January 15, 2025
December 12, 2024	$0.09	December 31, 2024	January 15, 2025

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

The Company did not purchase any common shares under the plan during the twelve months ended December 31, 2024.

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

Changes in market interest rates.  Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of December 31, 2024, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of December 31, 2024, 99.0% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 0.63%, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of December 31, 2024, the weighted average spread of our commercial loan portfolio was 3.58%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, beginning in March 2022, the U.S. Federal Reserve raised the federal funds rate eleven times, increasing the federal funds target range to 5.25% to 5.50%. On September 18, 2024 the U.S. Federal Reserve lowered interest rates by 0.50% and on November 7, 2024 and December 18, 2024, respectively, the Federal Reserve lowered interest rates by 0.25%. In January 2025, the U.S. Federal Reserve declined to make any additional changes to interest rates, holding the federal funds target range at 4.25% to 4.50%. Therefore, interest rates remain elevated, and the timing, direction and extent of any future interest rate changes remain uncertain.

In addition to the risk related to fluctuations in cash flows associated with movement in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of December 31, 2024, 79.7% of our performing loans have interest rate caps with a weighted-average strike price of 2.4%.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of December 31, 2024, 97.8% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans primarily with non-recourse secured borrowings, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements. However, to the extent that we seek to invest in additional commercial mortgage loans, outside of our secured borrowings, we will in part be dependent on our ability to issue additional collateralized loan obligations, to secure alternative financing facilities or to raise additional common or preferred equity. The expectation of slower interest rate decreases moving forward and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period could limit our ability to grow our business. Additionally, the CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests, which would impact our liquidity.

Prepayment speeds.  Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. We have acquired twenty-nine loans and seventeen funded loan advances with an initial aggregate unpaid principal balance of $473.1 million with an aggregate purchase discount of $8.1 million. All of our other commercial mortgage loans were acquired at par. As of December 31, 2024, our aggregate unaccreted purchase discount was $3.5 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to shorter maturities of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO expired in December 2023 and for LMF 2023-1 remains in place through July 2025. While the interest rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

Changes in market value of our assets.  We account for our commercial mortgage loans at amortized cost. As such, our earnings will generally not be directly impacted by changes in the market values of these loans. However, if a loan is classified as impaired as the result of adverse credit performance, an allowance is recorded to reduce the carrying value through a charge to the provision for credit losses. Impairment is typically measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. Provisions for credit losses will directly impact our earnings.

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2025 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended December 31, 2024, we recorded earnings per share of $0.07, declared a quarterly common dividend of $0.08 per share, declared a one-time special dividend of $0.09 per share, and reported $0.10 per share of Distributable Earnings. In addition, our book value per share was $3.40 per share. For the year ended December 31, 2024, we recorded earnings per share of $0.34, declared aggregate common dividends of $0.40 per share, and reported $0.44 per share of Distributable Earnings.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended December 31,	Year Ended December 31,
	2024	2024	2023
Net income attributable to common stockholders	$3,604,879	$17,909,190	$14,974,496
Weighted-average shares outstanding, basic and diluted	52,300,100	52,274,904	52,231,296
Net income per share, basic and diluted	$0.07	$0.34	$0.29
Dividends declared per share	$0.17	$0.40	$0.26

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

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Refer to Note 16 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Furthermore, Distributable Earnings help us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations and is a performance metric we consider when declaring our dividends.

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended December 31,	Year Ended December 31,
	2024	2024	2023
Net income attributable to common stockholders	$3,604,879	$17,909,190	$14,974,496
Realized loss on commercial mortgage loans	—	—	(4,271,672)
Unrealized gain (loss) on mortgage servicing rights	(8,978)	42,686	103,684
Unrealized provision for credit losses	1,781,098	5,275,122	2,524,216
Recognized compensation expense related to restricted common stock	—	—	6,194
Adjustment for (provision for) income taxes	5,457	18,808	5,723
Distributable Earnings	$5,382,456	$23,245,806	$13,342,641
Weighted-average shares outstanding, basic and diluted	52,300,100	52,274,904	52,231,296
Distributable Earnings per share, basic and diluted	$0.10	$0.44	$0.26

Book Value Per Share

The following table calculates our book value per share:

	December 31, 2024	December 31, 2023
Total stockholders' equity	$237,799,532	$240,692,880
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	177,799,532	180,692,880
Common stock outstanding	52,309,209	52,248,631
Book value per share(1)	$3.40	$3.46

(1)    Book value as of December 31, 2024 and December 31, 2023 includes the impact of an estimated CECL allowance of $11,320,220 or $0.22 per common share and $6,059,006 or $0.12 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of December 31, 2024, we have determined that we are the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities and the collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Year Ended December 31, 2024
Balance at December 31, 2023	$1,383,881,197
Purchases and advances	58,423,744
Proceeds from principal repayments	(391,025,468)
Origination and other loan fees	(1,487,623)
Accretion of purchase discount	3,534,649
Accretion of deferred loan fees	737,793
Provision for credit losses	(5,261,214)
Balance at December 31, 2024	$1,048,803,078

The following table details overall statistics for our loan portfolio as of December 31, 2024 and December 31, 2023:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
December 31, 2024
Loans held-for-investment
Senior secured loans(5)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1	72.5%
Allowance for credit losses	N/A	$(11,320,220)
	$1,065,563,646	$1,048,803,078	65	100.0%	8.1%	2.1	72.5%

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Life (Years)(2)	LTV(3)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9	71.5%
Allowance for credit losses	N/A	$(6,059,006)
	$1,397,385,160	$1,383,881,197	88	100.0%	8.9%	2.9	71.5%

(1)    Carrying Value includes $3,466,214 and $7,000,863 in unaccreted purchase discounts as of December 31, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon assumes applicable 30-day term SOFR of 4.51% and 5.33% as of December 31, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floor of 0.63% and 0.38%, respectively. As of December 31, 2024 and December 31, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
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
(5)    As of December 31, 2024, $1,049,886,009 of the outstanding senior secured loans were held in VIEs and $(1,082,931) of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside of VIEs.

The table below sets forth additional information relating to the Company's portfolio as of December 31, 2024:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)
1	Senior secured	December 16, 2021	54,455,784	52,725,000	51,375,000	Daytona Beach, FL	Multifamily	1mS + 3.2	2.1	71.7%
2	Senior secured	March 22, 2022	32,996,700	32,053,323	31,876,243	Seneca, SC	Multifamily	1mS + 3.4	2.3	74.5%
3	Senior secured	June 28, 2022	33,550,000	31,940,124	31,602,807	Dallas, TX	Multifamily	1mS + 3.9	2.6	71.6%
4	Senior secured	June 8, 2021	31,401,983	31,400,000	29,543,565	Miami, FL	Multifamily	1mS + 3.3	1.6	74.3%
5	Senior secured	August 25, 2022	30,700,000	29,955,208	28,653,440	Wilmington, NC	Multifamily	1mS + 4.0	2.8	71.5%
6	Senior secured	December 29, 2021	29,549,146	27,549,146	27,549,145	Multi, NC	Multifamily	1mS + 4.0	2.1	59.9%
7	Senior secured	April 19, 2024	27,120,000	27,120,000	27,120,000	Battle Creek, MI	Multifamily	1mS + 3.1	2.9	74.0%
8	Senior secured	June 7, 2021	28,425,000	27,032,982	26,609,785	San Antonio, TX	Multifamily	1mS + 3.5	1.6	80.0%
9	Senior secured	November 2, 2021	26,049,291	26,049,291	26,049,291	Melbourne, FL	Multifamily	1mS + 3.8	1.9	72.1%
10	Senior secured	August 26, 2021	25,163,008	25,163,008	24,468,032	Clarkston, GA	Multifamily	1mS + 3.6	1.7	79.0%
11	Senior secured	October 18, 2021	28,250,000	24,252,193	23,348,000	Cherry Hill, NJ	Multifamily	1mS + 3.1	1.9	72.4%
12	Senior secured	August 26, 2021	23,370,000	23,065,021	22,872,354	Union City, GA	Multifamily	1mS + 3.5	1.8	70.4%
13	Senior secured	March 22, 2022	22,845,000	22,308,996	21,934,375	York, PA	Multifamily	1mS + 3.3	2.3	79.2%
14	Senior secured	November 16, 2021	21,975,000	21,975,000	21,916,753	Dallas, TX	Multifamily	1mS + 3.3	2.0	73.5%

15	Senior secured	July 8, 2022	23,095,000	22,118,543	21,818,465	Arlington, TX	Multifamily	1mS + 3.8	2.7	67.1%
16	Senior secured	April 27, 2022	53,470,000	49,050,000	21,739,237	North Brunswick, NJ	Multifamily	1mS + 3.4	2.4	79.9%
17	Senior secured	August 31, 2021	21,750,000	21,725,235	21,644,684	Houston, TX	Multifamily	1mS + 3.4	1.8	74.2%
18	Senior secured	November 29, 2022	21,283,348	20,360,000	20,360,000	Glendale, WI	Healthcare	1mS + 4.0	2.0	45.0%
19	Senior secured	November 5, 2021	20,965,000	19,625,274	19,625,274	Orlando, FL	Multifamily	1mS + 3.1	1.9	78.1%
20	Senior secured	April 13, 2022	20,651,725	18,989,494	18,989,494	Decatur, GA	Multifamily	1mS + 3.6	2.4	75.7%
21	Senior secured	November 21, 2022	21,135,000	18,920,000	18,920,000	Houston, TX	Healthcare	1mS + 4.0	2.0	67.0%
22	Senior secured	November 23, 2021	19,925,000	19,119,983	18,834,024	Orange, NJ	Multifamily	1mS + 3.3	2.0	78.0%
23	Senior secured	February 2, 2022	19,740,000	19,328,491	18,660,822	Houston, TX	Multifamily	1mS + 3.5	2.2	77.5%
24	Senior secured	February 11, 2022	20,165,000	19,695,670	18,599,480	Tampa, FL	Multifamily	1mS + 3.6	2.3	78.0%
25	Senior secured	April 30, 2024	19,000,000	18,500,000	18,303,744	Garfield, NJ	Multifamily	1mS + 3.5	1.4	66.1%
26	Senior secured	March 31, 2022	18,140,000	16,956,276	16,956,276	Tallahassee, FL	Multifamily	1mS + 3.3	2.3	74.8%
27	Senior secured	November 10, 2022	18,590,000	16,690,000	16,690,000	Austin, TX	Healthcare	1mS + 4.0	2.0	65.0%
28	Senior secured	December 1, 2021	16,071,800	16,039,141	15,449,323	Horn Lake, MS	Multifamily	1mS + 3.4	2.0	75.7%
29	Senior secured	February 1, 2022	16,160,000	15,792,145	15,400,000	San Antonio, TX	Multifamily	1mS + 3.5	2.2	79.8%
30	Senior secured	April 6, 2022	16,400,000	16,079,676	15,347,180	Vineland, NJ	Multifamily	1mS + 3.8	2.3	77.0%
31	Senior secured	December 2, 2021	16,250,000	15,010,343	15,010,343	Colorado Springs, CO	Multifamily	1mS + 3.1	2.0	72.5%
32	Senior secured	February 22, 2022	18,241,527	15,524,795	15,000,000	Philadelphia, PA	Multifamily	1mS + 3.8	2.3	80.0%
33	Senior secured	June 15, 2022	15,371,600	15,100,334	14,511,455	Denton, TX	Multifamily	1mS + 3.9	2.6	73.0%
34	Senior secured	July 26, 2022	17,100,000	14,886,485	14,351,599	Atlanta, GA	Multifamily	1mS + 3.7	2.7	65.2%
35	Senior secured	April 27, 2022	15,000,000	14,171,704	14,171,704	Houston, TX	Multifamily	1mS + 3.7	2.4	79.6%
36	Senior secured	November 21, 2022	15,735,000	14,030,000	14,030,000	Southlake, TX	Healthcare	1mS + 4.0	2.0	48.0%
37	Senior secured	December 28, 2021	14,000,000	14,000,000	14,000,000	Houston, TX	Multifamily	1mS + 3.3	2.1	71.2%
38	Senior secured	April 12, 2021	13,666,721	13,666,721	13,666,721	Cedar Park, TX	Multifamily	1mS + 3.9	1.4	66.7%
39	Senior secured	June 10, 2022	15,250,000	14,598,318	13,625,505	Blakely, PA	Multifamily	1mS + 3.9	2.6	75.0%
40	Senior secured	October 6, 2023	13,191,852	13,191,852	13,191,852	Garfield, NJ	Multifamily	1mS + 4.0	0.8	65.5%
41	Senior secured	December 20, 2024	60,000,000	58,265,271	13,000,000	Olympia, WA	Multifamily	1mS + 3.8	5.1	68.5%
42	Senior secured	December 28, 2021	38,800,000	37,613,170	12,322,717	Houston, TX	Multifamily	1mS + 3.3	2.1	71.2%
43	Senior secured	January 25, 2022	13,000,000	12,406,810	12,249,079	Corpus Christi, TX	Multifamily	1mS + 3.6	2.2	78.8%
44	Senior secured	May 12, 2022	12,750,000	11,926,591	11,926,591	Ypsilanti, MI	Multifamily	1mS + 3.5	2.5	68.4%
45	Senior secured	December 10, 2021	13,000,000	11,815,776	11,662,582	Los Angeles, CA	Multifamily	1mS + 3.6	2.1	67.9%
46	Senior secured	March 4, 2022	12,047,625	11,738,608	11,467,505	Houston, TX	Multifamily	1mS + 3.5	2.3	78.3%

47	Senior secured	October 28, 2021	12,250,000	12,020,228	11,202,535	Tampa, FL	Multifamily	1mS + 3.1	1.9	75.7%
48	Senior secured	April 23, 2021	11,600,000	11,464,693	10,986,357	Tualatin, OR	Multifamily	1mS + 3.3	1.4	73.9%
49	Senior secured	May 3, 2022	11,349,250	11,056,240	10,818,945	Port Richey, FL	Multifamily	1mS + 3.6	2.4	79.1%
50	Senior secured	September 30, 2021	11,300,000	11,022,226	10,795,000	Clearfield, UT	Multifamily	1mS + 3.3	1.8	68.0%
51	Senior secured	December 29, 2021	11,000,000	10,795,116	10,615,094	Phoenix, AZ	Multifamily	1mS + 3.8	2.1	75.9%
52	Senior secured	June 28, 2022	10,531,845	10,531,845	10,531,845	Colorado Springs, CO	Multifamily	1mS + 3.9	2.6	73.1%
53	Senior secured	January 14, 2022	10,234,000	9,902,979	9,609,250	Houston, TX	Multifamily	1mS + 3.6	2.2	78.8%
54	Senior secured	July 14, 2022	10,153,000	9,719,457	9,429,206	Bradenton, FL	Multifamily	1mS + 3.9	2.7	74.4%
55	Senior secured	August 5, 2022	10,232,000	9,127,649	9,127,649	San Antonio, TX	Multifamily	1mS + 4.4	2.7	75.0%
56	Senior secured	June 22, 2022	9,772,000	8,593,992	8,175,500	Des Moines, IA	Multifamily	1mS + 4.0	2.6	72.0%
57	Senior secured	May 26, 2022	8,149,098	8,149,098	8,116,833	Haltom City, TX	Multifamily	1mS + 4.0	2.5	74.4%
58	Senior secured	September 28, 2021	8,125,000	7,286,000	7,286,000	Chicago, IL	Multifamily	1mS + 3.8	1.8	75.9%
59	Senior secured	July 1, 2021	7,285,000	7,285,000	7,169,838	Harker Heights, TX	Multifamily	1mS + 3.7	1.6	72.3%
60	Senior secured	October 7, 2022	7,000,000	7,000,000	7,000,000	Fairborn, OH	Multifamily	1mS + 4.1	0.9	79.1%
61	Senior secured	October 24, 2022	6,100,000	6,100,000	6,100,000	Various, FL	Healthcare	1mS + 4.5	0.9	71.0%
62	Senior secured	June 3, 2022	6,067,500	6,067,500	6,067,500	Deer Park, NY	Self Storage	1mS + 3.6	2.5	72.5%
63	Senior secured	May 21, 2021	6,937,427	6,937,427	5,994,000	Youngtown, AZ	Multifamily	1mS + 3.8	1.5	71.4%
64	Senior secured	April 30, 2021	5,472,000	5,472,000	5,285,500	Daytona Beach, FL	Multifamily	1mS + 3.8	1.4	77.4%
65	Senior secured	October 6, 2023	4,808,148	4,808,148	4,808,148	Garfield, NJ	Multifamily	1mS + 4.0	0.8	65.5%

(1)    Total Loan Commitment represents the total commitment of the entire whole loan originated. See Note 11 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)    Committed Principal Amount includes funded participations by LFT-affiliated entities and third parties that are syndicated/sold.
(3)     LTV as of the date the loan was originated by a Hunt/ORIX affiliate and is calculated after giving effect to capex and earn-out reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to origination date.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of December 31, 2024 or December 31, 2023.

During the period ended December 31, 2024, management identified a loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.1 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since June 30, 2024 as a result of monetary default, with interest collections accounted for under the cost recovery method. During the year ended December 31, 2024, the Company applied $0.8 million in interest received from the borrower as a reduction in the carrying basis of this loan.
During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Dallas, TX, with an unpaid aggregate principal value of $31.6 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Orlando, FL, with an unpaid aggregate principal value of $19.6 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.4 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in San Antonio, TX, with an unpaid aggregate principal value of $15.4 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; a specific allowance of $1.6 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of December 31, 2024 as a result of the technical default, with interest recorded as income on a cash basis.

During the period ended December 31, 2024, management identified a loan, collateralized by two healthcare properties in Polk County, FL, with an unpaid aggregate principal value of $6.1 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.6 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Colorado Springs, CO, with an unpaid aggregate principal value of $10.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $1.1 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2023. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the year ended December 31, 2024.

Throughout 2023, management identified one loan, collateralized by a multifamily property in Columbus, Ohio, with an initial unpaid principal value of $12.8 million as impaired due to monetary default resulting in a risk rating of "5." In the first quarter of 2023, this loan was placed on non-accrual status with interest collections accounted for under the cost recovery method. As of December 31, 2023, the carrying value of this loan was $8.9 million, which reflected a $5.0 million payment received on November 25, 2023 under an insurance claim, of which $3.1 million was applied to carrying value reduction and a $1.9 million payable established primarily related to a tenant settlement. As of December 31, 2023, no specific reserves were required after analysis of the underlying collateral value. In the first quarter of 2024, we received additional insurance proceeds in the amount of $13.8 million which reduced the carrying value of this loan to $0, and after taking into consideration repayment of an interest rate cap and certain legal and other costs and amounts deemed recoverable, resulting in the recognition of approximately $2.8 million of income in the quarter ended March 31, 2024.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.5 as of December 31, 2024 and December 31, 2023, respectively. The change in underlying risk rating consisted of loans that paid off with a risk rating of "3" of $277.5 million, a risk rating of "4" of $67.1 million and a risk rating of "5" of $45.7 million, offset by purchases of commercial mortgage loans with a risk rating of "2" of $27.1 million and a risk rating of "3" of $31.3 million during the year ended December 31, 2024. Additionally, $7.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3", $225.7 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $6.1 million of loans transitioned from a risk rating of "3" to a risk rating of "5", $67.8 million of loans transitioned from a risk rating of "4" to a risk rating of "3", and $92.2 million of loans transitioned from a risk rating of "4" to a risk rating of "5". The following table presents the principal balance and net book value based on our internal risk ratings:

December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—
2	3	57,840,000	27,048,495	—	30,416,761	—
3	40	616,637,103	31,019,735	17,973,555	266,895,843	294,277,177
4	16	292,826,616	—	—	140,183,307	147,641,857
5	6	98,259,927	—	—	74,158,849	19,187,499
	65	$1,065,563,646	$58,068,230	$17,973,555	$511,654,760	$461,106,533

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations and secured financings. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions.

The following table summarizes our financing agreements:

	December 31, 2024					December 31, 2023
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$1,000,000,000	$681,368,674	$679,248,696	$—	$1,000,000,000
Secured Financings	Non-Mark-to-Market	386,300,000	384,194,972	386,300,000	—	386,300,000
Secured term loan	Non-Mark-to-Market	47,750,000	N/A	47,750,000	—	47,750,000
		$1,434,050,000		$1,113,298,696	$—	$1,434,050,000
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

The following table presents certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2024:

As of December 31, 2024
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	65	1,065,563,646	1,049,886,009	8.08%
Debt (notes issued)(1)	2	830,698,696	828,390,189	6.66%

(1)     The carrying value of the collateral is net of purchase discounts of $3,577,206 and allowance for credit loss of $11,320,220 as of December 31, 2024. The carrying value for LMF 2023-1 Financing is net of debt issuance costs of $2,308,507 as of December 31, 2024.
(2)    Weighted average coupon assumes applicable 30-day term SOFR of 4.51% as of December 31, 2024, inclusive of weighted average interest rate floors of 0.63%. As of December 31, 2024, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 4.40% as of December 31, 2024 and spread of 2.26% as of December 31, 2024.

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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2024 and December 31, 2023, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

FOAC and Changes to Our Residential Mortgage Loan Business

In June 2013, we established FOAC as a TRS to increase the range of our investments in mortgage-related assets. Until August 1, 2016, FOAC aggregated mortgage loans primarily for sale into securitization transactions, with the expectation that we would purchase the subordinated tranches issued by the related securitization trusts, and that these would represent high quality credit investments for our portfolio. Residential mortgage loans for which FOAC owns the MSRs continue to be directly serviced by two licensed sub-servicers since FOAC does not directly service any residential mortgage loans.

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

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan losses for over 125,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("CPR") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year, however, the Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2024 and December 31, 2023:

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

	December 31, 2024
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	$1,048,803,078	$649,287	$69,173,444	$1,118,625,809
Collateralized Loan Obligations	(828,390,189)	—	—	(828,390,189)
Other(3)	3,334,458	—	(10,591,605)	(7,257,147)
Restricted Cash	2,390,654	—	—	2,390,654
Capital Allocated	$226,138,001	$649,287	$58,581,839	$285,369,127
% Capital	79.3%	0.2%	20.5%	100.0%

	December 31, 2023
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Market Value	$1,383,881,197	$691,973	$51,247,063	$1,435,820,233
Collateralized Loan Obligations	(1,146,210,752)	—	—	(1,146,210,752)
Other(3)	4,592,267	—	(6,459,271)	(1,867,004)
Restricted Cash	270,129	—	—	270,129
Capital Allocated	$242,532,841	$691,973	$44,787,792	$288,012,606
% Capital	84.2%	0.2%	15.6%	100.0%

1.Includes cash and cash equivalents.
2.Includes the carrying value of our Secured Term Loan.
3.Includes principal and interest receivable, prepaid and other assets, interest payable, dividends payable and accrued expenses and other liabilities.

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Dollars	Percentage
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$119,400,799	$106,821,510	$12,579,289	12%
Cash and cash equivalents	2,728,098	2,372,488	355,610	15%
Interest expense:
Collateralized loan obligations	(77,002,847)	(71,041,861)	(5,960,986)	8%
Secured term loan	(3,769,441)	(3,759,141)	(10,300)	nm%
Net interest income	41,356,609	34,392,996	6,963,613	20%
Expenses:
Management and incentive fees	6,630,571	4,335,904	2,294,667	53%
General and administrative expenses	4,398,409	3,620,589	777,820	21%
Operating expenses reimbursable to Manager	1,799,570	1,897,699	(98,129)	(5)%
Other operating expenses	234,483	2,158,488	(1,924,005)	(89)%
Compensation expense	445,000	241,194	203,806	84%
Total expenses	13,508,033	12,253,874	1,254,159	10%
Other income (loss):
Provision for credit losses	(5,275,122)	(2,524,216)	(2,750,906)	109%
Change in unrealized gain (loss) on mortgage servicing rights	(42,686)	(103,684)	60,998	(59)%
Servicing income, net	137,230	208,997	(71,767)	(34)%
Total other (loss)	(5,180,578)	(2,418,903)	(2,761,675)	114%
Net income before provision for income taxes	22,667,998	19,720,219	2,947,779	15%
Benefit from income taxes	(18,808)	(5,723)	(13,085)	229%
Net income	22,649,190	19,714,496	2,934,694	15%

Dividends to preferred stockholders	(4,740,000)	(4,740,000)	—	nm%
Net income attributable to common stockholders	$17,909,190	$14,974,496	2,934,694	20%
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$17,909,190	$14,974,496
Weighted average number of shares of common stock outstanding	52,274,904	52,231,296
Basic and diluted income per share	$0.34	$0.29
Dividends declared per share of common stock	$0.40	$0.26
nm - not meaningful

Net Income Summary

For the year ended December 31, 2024, our net income attributable to common stockholders was $17,909,190 or $0.34 basic and diluted net income per average share, compared with net income of $14,974,496 or $0.29 basic and diluted net income per share, for the year ended December 31, 2023.  The principal drivers of this net income variance were an increase in net interest income from $34,392,996 for the year ended December 31, 2023 to $41,356,609 for the year ended December 31, 2024 which more than offset an increase in total other loss from $2,418,903 for the year ended December 31, 2023 to $5,180,578 for the year ended December 31, 2024 and an increase in total expenses from $12,253,874 for the year ended December 31, 2023 to $13,508,033 for the year ended December 31, 2024.

Net Interest Income

For the years ended December 31, 2024 and December 31, 2023, our net interest income was $41,356,609 and $34,392,996, respectively. The increase was primarily due to (i) a $44.1 million increase in weighted-average principal balance of our loan portfolio; (ii) a 16bps increase in weighted-average floating rate of our loan portfolio; (iii) a 7bps increase in weighted-average spread on the loan portfolio; (iv) an increase in exit/extension fees of $1.1 million for our loan portfolio for the year-ended December 31, 2024, compared to the corresponding period in 2023 and (v) accretion of purchase discount of $2.5 million for the year-ended December 31, 2024, compared to the corresponding period in 2023, and (vi) a one-time income of $2.8 million related to the resolution of the defaulted Columbus, Ohio loan. This was partially offset by (i) a $18.0 million increase in weighted-average principal balance of our secured borrowings; (ii) a 24bps increase in weighted-average floating rate for our secured borrowings for the year-ended December 31, 2024, compared to the corresponding period in 2023 and (iii) a 37bps increase in weighted-average spread for our secured borrowing liabilities for the year ended December 31, 2024 compared to the corresponding period in 2023.

As disclosed above, we experienced an increase of $1.1 million in exit and extension fees for the year ended December 31, 2024. For the year ended December 31, 2024, we experienced loan payoffs on 23 loans with net principal balances of $314.5 million which generated exit fees of $2.6 million included in interest income and 5 loans with net principal balances of $46.9 million which waived exit fees of $0.6 million resulting in a reduction to expense reimbursement of $0.3 million included in operating expenses reimbursable to Manager. For the year ended December 31, 2024 we experienced extensions on 17 loans with net principal balances of $289.6 million which generated $1.4 million in deferred extension fees of which $0.5 million was accreted to interest income. For the year ended December 31, 2023, we experienced loan payoffs on 12 loans with net principal balance of $152.6 million which generated exit fees of $1.9 million included in interest income and 7 loans with net principal balance of $112.7 million which waived exit fees of $1.0 million resulting in a reduction to expense reimbursement of $0.5 million included in operating expenses reimbursable to Manager.

Expenses

We incurred management and incentive fees of $6,630,571 for the year ended December 31, 2024 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $6,877,462, of which $1,799,570 was payable to our Manager and $5,077,892 was payable to third parties.

For the year ended December 31, 2023, we incurred management and incentive fees of $4,335,904 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $7,917,970, of which $1,897,699 was payable to our Manager and $6,020,271 was payable to third parties.

The year-over-year increase in expenses primarily reflects earned incentive fees of $2.2 million as well as an increase in accounting, administration, audit, management, professional and secured financing fees which more than offset a decrease in legal, insurance, discontinued deal costs and reimbursable fees.

 Other Loss

 For the year ended December 31, 2024, we incurred other loss of $5,180,578. This loss was primarily driven by provision for credit losses of $5,275,122 primarily due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and the impact of net unrealized losses on mortgage servicing rights of $42,686 as a result of reduction in principal balance in the period which more than offset mortgage servicing income of $137,230.

For the year ended December 31, 2023, we incurred other loss of $2,418,903. This loss was primarily driven by provision for credit losses of $2,524,216 primarily related to an increase in loan portfolio as a result of the loans acquired in the LMF 2023-1 Financing as well as changes in macroeconomic forecast and the impact of net unrealized losses on mortgage servicing rights of $103,684 as a result of reduction in principal balance in the period which more than offset net mortgage servicing income of $208,997.

The year-over-year decrease in other loss was primarily due to the change in provision for credit losses.

Income Tax Expense

For the year ended December 31, 2024 the Company recognized a provision for income taxes in the amount of $18,808 and for the year ended December 31, 2023, the Company recognized a provision for income taxes in the amount of $5,723. The year-over-year increase in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities, primarily derived from our retained beneficial interest in CRE CLOs and secured financings. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed LMF 2023-1 placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of December 31, 2024, our balance sheet included $47.8 million of a secured term loan and $0.8 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026, our collateralized loan financing is term-matched and matures in 2039 or later and our collateralized financing is match-termed and matures in 2032 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in 2025 an expectation of slower rate decreases moving forward. The higher-for-longer interest rate environment and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

Our primary driver of cash flows from operating activities is from interest received from the junior retained notes and preferred shares of our CRE CLO and secured financing. The CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests, which would negatively impact our liquidity.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2024, we had unrestricted cash and cash equivalents of $69.2 million, compared to $51.2 million as of December 31, 2023.

As of December 31, 2024, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of December 31, 2024, the ratio of our recourse debt to equity was 0.2:1.

As of December 31, 2024, we consolidated the assets and liabilities of the 2021-FL1 CLO and LMF 2023-1 collateralized financings. The assets of the 2021-FL1 CLO and LMF 2023-1 are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of December 31, 2024, the carrying value of these non-recourse liabilities aggregated to $828.4 million. As of December 31, 2024, our total debt to equity ratio was 3.7:1 on a GAAP basis.

As of December 31, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2024 and December 31, 2023:

	For the years ended December 31,
	2024	2023
Cash Flows From Operating Activities	27,129,666	24,738,341
Cash Flows From Investing Activities	334,089,347	(316,720,169)
Cash Flows From Financing Activities	(341,172,107)	296,132,655
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$20,046,906	$4,150,827

During the year ended December 31, 2024, cash, cash equivalents and restricted cash increased by $20.0 million and for the year ended December 31, 2023, cash, cash equivalents and restricted cash increased by $4.2 million.
Operating Activities

For the years ended December 31, 2024 and December 31, 2023, net cash provided by operating activities totaled $27.1 million and $24.7 million, respectively. For the year ended December 31, 2024, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing of $37.8 million interest received from our senior secured loans held outside the VIEs we consolidate of $3.8 million, interest received on cash accounts of $2.7 million and cash received from mortgage servicing rights of $0.1 million exceeding cash interest expense paid on our Secured Term Loan of $3.5 million, management and incentive fees of $6.6 million, expense reimbursements of $1.8 million and other operating expenditures of $5.3 million. For the year ended December 31, 2023, our cash flows from operating activities were primarily driven by $34.0 million of interest received from the junior retained notes and preferred shares of 2021-FL1 CLO and LMF 2023-1 Financing, interest received on cash accounts of $2.4 million, $1.5 million of interest received from our senior secured loans held outside the VIE we consolidate and $0.2 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $3.5 million, management and incentive fees of $4.3 million, expense reimbursements of $1.9 million and other operating expenditures of $3.5 million.

Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities totaled $334.1 million. This was a result of cash received from the principal repayment of commercial mortgage loans exceeding the cash used for the purchase and funding of commercial mortgage loans held for investment during the period. For the year ended December 31, 2023, net cash used in investing activities totaled $316.7 million. This was a result of the cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held-for-investment for the year ended December 31, 2023.

Financing Activities

For the year ended December 31, 2024, net cash used in financing activities totaled $341.2 million. This was due to payments of common stock dividends of $15.7 million, payments of preferred stock dividends of $4.7 million, and repayment of collateralized loan obligations of $320.8 million. For the year ended December 31, 2023, net cash provided by financing activities totaled $296.1 million and primarily related to proceeds from issuance of investment-grade senior secured floating rate loan of $270.4 million and issuance of $47.3 million in investment-grade rated notes, which more than offset payments of common stock dividends of $13.1 million, payment of preferred stock dividends of $4.7 million and payment of debt issuance costs of $3.8 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2024, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of December 31, 2024, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantees. See Note 11 for further information.
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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On December 12, 2024, we announced that our board of directors had declared a cash dividend rate for the fourth quarter of 2024 of $0.08 per share of common stock and a one-time special cash dividend of $0.09 per share of common stock.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2024. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2024, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 will be set forth in the Company's definitive proxy statement for its 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), which the Company expects to file within 120 days of the end of its fiscal year December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 10, the 2025 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 will be set forth in the 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2025 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 will be set forth in the 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2025 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 will be set forth in the 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2025 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 will be set forth in the 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2025 Proxy Statement is incorporated herein by reference.

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

10.3
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-35845) which was filed with the SEC on March 15, 2024).

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

10.17
First Amendment to Servicing Agreement, dated July 10, 2024, by and among LFT CRE 2021-FL1, Ltd., OREC Investment Management, LLC, Lument Commercial Mortgage Trust, Wells Fargo Bank, National Association, Wilmington Trust, National Association and ORIX Real Estate Capital.

10.18
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

10.20
Collateral Management Agreement, dated as of July 12, 2023, between LMF 2023-1, LLC and Lument Investment Management, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on July 12, 2023).

10.21
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

10.22†
Lument Finance Trust, Inc. Independent Directors Stock-for-Fees Program, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on April 24, 2023).

19	Lument Finance Trust, Inc. Insider Trading Policy

21.1	List of Subsidiaries of Lument Finance Trust, Inc.*

23.1	Consent of KPMG, LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1
Incentive Compensation Clawback Policy (incorporate by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-35845), which was filed with the SEC on March 15, 2024).

99.1
Amended and Restate Third Agreement to Credit and Guaranty, dated August 23, 2021, by and among Lument Finance Trust, Inc., the lenders identified on the signature pages thereto and Cortland Capital Market Services, LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-35845), which was filed with the SEC on March 15, 2024).

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

* Filed herewith.
** Furnished herewith.

Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMENT FINANCE TRUST, INC.

March 19, 2025	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Flynn	Chief Executive Officer, Chairman of the Board	March 19, 2025
James P. Flynn	(Principal Executive Officer)

/s/ James A. Briggs	Chief Financial Officer (Principal Financial Officer and	March 19, 2025
James A. Briggs	Principal Accounting Officer)

/s/ James C. Hunt	Director	March 19, 2025
James C. Hunt

/s/ Marie D. Reynolds	Director	March 19, 2025
Marie D. Reynolds

/s/ Neil A. Cummins	Director	March 19, 2025
Neil A. Cummins

/s/ William Houlihan	Director	March 19, 2025
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lument Finance Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lument Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Allowance for Credit Losses Evaluated on a Collective Basis

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s allowance for credit losses evaluated on a collective basis (the collective ACL) was $7.5 million out of a total allowance for credit losses of $11.3 million as of December 31, 2024. The collective ACL methodology estimates expected credit losses primarily using methods that incorporate a probability of default and loss-given-default utilizing a third-party analytical model (PD and LGD model). Determining an allowance for credit loss estimate requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, and (iii) expectation of macroeconomic forecasts over the relevant time period. The Company estimates the allowance for credit losses for its portfolio on a collective basis for loans that share similar risk characteristics. The calculation is applied at the loan level. The Company focused their historical loss information on the most relevant subset of available commercial real estate (CRE) data. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determines its estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables during the reasonable and supportable forecast period. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

We identified the assessment of the December 31, 2024 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2024 collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the PD and LGD model used to estimate the expected credit losses and the significant assumptions. Such significant assumptions included (1) selection and weighting of macroeconomic forecast scenarios; (2) reasonable and supportable forecast period; (3) reversion period; and (4) period of historical loss information and the composition of the related proxy data set. The assessment also included an evaluation of the conceptual soundness of the PD and LGD model.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s process to develop the December 31, 2024 collective ACL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved our credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the collective ACL methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the PD and LGD model by inspecting model documentation to determine whether the model is suitable for its intended use
•evaluating judgments made by the Company relative to the use of the PD and LGD model by comparing them to relevant Company-specific metrics and trends and the applicable industry practices
•evaluating the selection and weighting of the macroeconomic forecast scenarios used by comparing them to the Company's business environment and relevant industry practices
•evaluating the length of the period from which historical loss information was used, the reasonable and supportable forecast period, and the reversion period by comparing to specific portfolio risk characteristics and trends
•assessing the composition of the proxy data set by comparing to Company and specific portfolio risk characteristics

/s/ KPMG LLP

We have served as the Company's auditor since 2019.

New York, New York
March 19, 2025

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2024(1)	December 31, 2023(1)
ASSETS
Cash and cash equivalents	$69,173,444	$51,247,063
Restricted cash	2,390,654	270,129
Commercial mortgage loans held-for-investment, at amortized cost	1,060,123,298	1,389,940,203
Allowance for credit losses	(11,320,220)	(6,059,006)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,048,803,078	1,383,881,197
Mortgage servicing rights, at fair value	649,287	691,973
Accrued interest receivable	5,945,874	8,588,805
Other assets	1,632,041	2,253,280
Total assets	$1,128,594,378	$1,446,932,447

LIABILITIES AND EQUITY
LIABILITIES:
Collateralized loan obligations, net	$828,390,189	$1,146,210,752
Secured term loan	47,470,094	47,220,226
Accrued interest payable	2,697,963	4,092,701
Dividends payable	9,890,066	4,654,904
Fees and expenses payable to Manager	1,574,218	1,587,875
Other liabilities	672,816	2,373,609
Total liabilities	890,695,346	1,206,140,067

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,309,209 and 52,248,631 shares issued and outstanding, at December 31, 2024 and December 31, 2023, respectively	523,093	522,487
Additional paid-in capital	314,700,120	314,587,299
Cumulative distributions to stockholders	(204,701,714)	(179,045,749)
Accumulated earnings	70,023,098	47,373,908
Total stockholders' equity	237,799,532	240,692,880
Noncontrolling interests	99,500	99,500
Total equity	237,899,032	240,792,380

Total liabilities and equity	$1,128,594,378	$1,446,932,447

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of December 31, 2024 and December 31, 2023, assets of the consolidated VIEs totaled $1,058,138,406 and $1,384,136,334, respectively and the liabilities of consolidated VIEs totaled $831,001,605 and $1,150,207,290, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$119,400,799	$106,821,510
Cash and cash equivalents	2,728,098	2,372,488
Interest expense:
Collateralized loan obligations	(77,002,847)	(71,041,861)
Secured term loan	(3,769,441)	(3,759,141)
Net interest income	41,356,609	34,392,996
Expenses:
Management and incentive fees	6,630,571	4,335,904
General and administrative expenses	4,398,409	3,620,589
Operating expenses reimbursable to Manager	1,799,570	1,897,699
Other operating expenses	234,483	2,158,488
Compensation expense	445,000	241,194
Total expenses	13,508,033	12,253,874
Other income (loss):
Provision for credit losses	(5,275,122)	(2,524,216)
Change in unrealized (loss) on mortgage servicing rights	(42,686)	(103,684)
Servicing income, net	137,230	208,997
Total other (loss)	(5,180,578)	(2,418,903)
Net income before provision for income taxes	22,667,998	19,720,219
(Provision for) income taxes	(18,808)	(5,723)
Net income	22,649,190	19,714,496
Dividends to preferred stockholders	(4,740,000)	(4,740,000)
Net income attributable to common stockholders	$17,909,190	$14,974,496
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$17,909,190	$14,974,496
Weighted average number of shares of common stock outstanding	52,274,904	52,231,296
Basic and diluted income per share	$0.34	$0.29
Dividends declared per weighted average share of common stock	$0.40	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at January 1, 2023	2,400,000	$57,254,935	52,231,152	$522,252	$314,598,384	$(160,724,426)	$31,250,852	$242,901,997	$99,500	$243,001,497
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(3,591,440)	(3,591,440)		(3,591,440)
Issuance of common stock	—	—	17,479	235	53,281	—	—	53,516	—	53,516
Cost of issuing common stock	—	—	—	—	(56,940)	—	—	(56,940)	—	(56,940)
Restricted stock compensation expense	—	—	—	—	(7,426)	—	—	(7,426)	—	(7,426)
Net income	—	—	—	—	—	—	19,714,496	19,714,496	—	19,714,496
Common dividends declared	—	—	—	—	—	(13,581,323)	—	(13,581,323)	—	(13,581,323)
Preferred dividends declared	—	—	—	—	—	(4,740,000)	—	(4,740,000)	—	(4,740,000)
Balance at December 31, 2023	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380

Balance at January 1, 2024	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380
Issuance of common stock	—	—	60,578	606	146,829	—	—	147,435	—	147,435
Cost of issuing common stock	—	—	—	—	(34,008)	—	—	(34,008)	—	(34,008)
Net income	—	—	—	—	—	—	22,649,190	22,649,190	—	22,649,190
Common dividends declared	—	—	—	—	—	(20,915,965)	—	(20,915,965)	—	(20,915,965)
Preferred dividends declared	—	—	—	—	—	(4,740,000)	—	(4,740,000)	—	(4,740,000)
Balance at December 31, 2024	2,400,000	$57,254,935	52,309,209	$523,093	$314,700,120	$(204,701,714)	$70,023,098	$237,799,532	$99,500	$237,899,032

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net income	$22,649,190	$19,714,496
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(3,534,649)	(1,070,701)
Amortization of commercial mortgage loans held-for-investment premiums	—	19,253
Accretion of deferred loan fees	(737,793)	(292,073)
Amortization of deferred offering costs	(34,008)	(56,940)
Amortization of deferred financing costs	3,180,609	3,258,892
Provision for credit losses	5,261,214	2,524,216
Unrealized loss on mortgage servicing rights	42,686	103,684
Restricted stock compensation expense	—	6,194
Non-cash compensation expense	147,436	—
Net change in:
Accrued interest receivable	2,642,931	(2,790,814)
Other assets	621,239	(137,272)
Accrued interest payable	(1,394,739)	1,731,892
Fees and expenses payable to Manager	(13,657)	(18,458)
Other liabilities	(1,700,793)	1,745,972
Net cash provided by operating activities	27,129,666	24,738,341
Cash flows from investing activities:
Purchase and origination of commercial mortgage loans held-for-investment	(58,423,744)	(594,201,680)
Principal payments from commercial mortgage loans held-for-investment	391,025,468	277,481,511
Deferred loan fees	1,487,623	—
Net cash provided by (used in) investing activities	334,089,347	(316,720,169)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	39,896
Dividends paid on common stock	(15,680,803)	(13,057,788)
Dividends paid on preferred stock	(4,740,000)	(4,740,000)
Proceeds from collateralized obligations	—	317,700,000
Payment of collateralized loan obligations	(320,751,304)	—
Payment of deferred financing costs	—	(3,809,453)
Net cash (used in) provided by financing activities	(341,172,107)	296,132,655
Net increase in cash, cash equivalents and restricted cash	20,046,906	4,150,827
Cash, cash equivalents and restricted cash, beginning of period	51,517,192	47,366,365
Cash, cash equivalents and restricted cash, end of period	$71,564,098	$51,517,192

Supplemental disclosure of cash flow information
Cash paid for interest	$78,986,487	$69,810,218

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$9,890,065	$4,654,904

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Lument Finance Trust, Inc. (together with its consolidated subsidiaries, the "Company” or "LFT"), is a Maryland corporation that focuses primarily on investing in, originating, financing and managing a portfolio of commercial real estate ("CRE") debt investments. The Company is externally managed by Lument Investment Management (the "Manager" or "Lument IM"). The Company's common stock is listed on the NYSE under the symbol "LFT."

The Company was incorporated on March 28, 2012 and commenced operations on May 16, 2012. The Company began trading as a publicly traded company on March 22, 2013.

The Company has elected to be taxed as a real estate investment trust ("REIT") and to comply with Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, (the "Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and for so long as certain asset, income and share ownership tests are met.

Our Chief Executive Officer is the Chief Operating Decision Maker ("CODM") who allocates resources and assesses financial performance. The CODM reviews net income (loss) attributable to LFT and assesses the performance of LFT's current portfolio of leveraged commercial real estate loans and makes operating decisions accordingly. As a result, LFT conducts its business as a single operating segment. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant expenses that would require disclosure.

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

VIEs

An entity is considered a VIE when any of the following applies: (1) the equity investors (if any) lack one or more essential characteristics of a controlling financial interest; (2) the equity investment at risk is not sufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the entity having both the following characteristics: (1) the power to direct activities that, when taken together, most significantly impact the VIE performance; and (2) the obligation to absorb losses and right to receive returns from the VIE that would be significant to the VIE.

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (together, the "2021-FL1 CLO") and LMF 2023-1, LLC ("LMF 2023-1 Financing") for potential consolidation. At December 31, 2024, the Company determined it was the primary beneficiary of 2021-FL1 CLO and LMF 2023-1 Financing based on its power to direct the activities that most significantly impact the economic performance of 2021-FL1 CLO and LMF 2023-1 Financing and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities.

Collateralized Loan Obligations and Secured Financings

Collateralized loan obligations ("CLO") and secured financings represent third-party liabilities of 2021-FL1 CLO and LMF 2023-1 Financing. The 2021-FL1 CLO and LMF 2023-1 Financing are VIEs and Management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing do not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight-line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $234,850,000 at December 31, 2024 and December 31, 2023, respectively.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

Restricted cash includes cash held within 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2024 and December 31, 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$69,173,444	51,247,063
Restricted cash 2021-FL1 CLO	234,229	71,826
Restricted cash LMF 2023-1 Financing	2,156,425	198,303
Total cash, cash equivalents and restricted cash	$71,564,098	$51,517,192

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

Pursuant to ASC 820, we disclose fair value information about financial instruments, which are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate fair value for those certain instruments.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•Other assets and liabilities: Subject to fair value measurement, including receivables, payables and accrued liabilities have carrying amounts that approximate fair value due to their short-term nature.

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

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan losses for over 125,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("CPR") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year, however, the Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

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
December 31, 2024

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

Mortgage Servicing Rights, at Fair Value

Mortgage servicing rights ("MSRs") are associated with residential mortgage loans that the Company historically purchased and subsequently sold or securitized. MSRs are held and managed at Five Oaks Acquisition Corp. ("FOAC"), the Company's taxable REIT subsidiary ("TRS"). As the owner of MSRs, the Company is entitled to receive a portion of the interest payments from the associated residential mortgage loan, and is obligated to service, directly or through a subservicer, the associated loan. MSRs are reported at fair value. Residential mortgage loans for which the Company owns the MSRs are directly serviced by two subservicers retained by the Company. The Company does not directly service any residential mortgage loans.

MSR income is recognized at the contractually agreed upon rate, net of the costs of sub-servicers retained by the Company. If a sub-servicer with which the Company contracts were to default, an evaluation of MSR assets for impairment would be undertaken at that time.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $47.75 million credit and guaranty agreement with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal balance, net of deferred financing costs. Deferred financing costs associated with this liability are amortized to interest expense on a straight-line basis when it approximates the effective interest method. See Note 6 for additional information related to the Secured Term Loan.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock

At December 31, 2024, and December 31, 2023, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,309,209 and 52,248,631 shares of common stock issued and outstanding at December 31, 2024 and December 31, 2023, respectively.

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

 Preferred Stock

At December 31, 2024 and December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at December 31, 2024 and December 31, 2023, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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
December 31, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) Attributable to Common Stockholders

For the years ended December 31, 2024 and December 31, 2023, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides for new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted ASU 2023-07 in the year ended December 31, 2024 and the adoption did not have a material impact on our consolidated financial statements.

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

NOTE 3 - COMMERCIAL MORTGAGE LOAN HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of December 31, 2024 and December 31, 2023:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1
Allowance for credit losses	N/A	$(11,320,220)
	$1,065,563,646	$1,048,803,078	65	100.0%	8.1%	2.1

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2023
Loans held-for-investment
Senior secured loans(4)	$1,397,385,160	$1,389,940,203	88	100.0%	8.9%	2.9
	N/A	$(6,059,006)
	$1,397,385,160	$1,383,881,197	88	100.0%	8.9%	2.9

(1)    Carrying Value includes $3,466,214 and $7,000,863 in unaccreted purchase discounts as of December 31, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon assumes applicable 30-day term SOFR of 4.51% and 5.33% as of December 31, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floor of 0.63% and 0.38%, respectively. As of December 31, 2024 and December 31, 2023, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of December 31, 2024, $1,049,886,009 of the outstanding senior secured loans were held in VIEs and $(1,082,931) of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2023, $1,375,277,312 of the outstanding senior secured loans were held in VIEs and $8,603,886 of the outstanding senior secured loans were held outside of VIEs.

Activity: For the years ended December 31, 2024 and December 31, 2023, the loan portfolio activity was as follows:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2022	$1,071,889,518
Purchases and advances	594,201,680
Principal payments	(277,481,511)
Accretion of purchase discount	1,070,701
Amortization of purchase premium	(19,253)
Accretion of deferred loan fees	292,073
Cumulative-effect adjustment upon adoption of ASU 2013-16	(3,549,501)
Provision for credit losses	(2,522,510)
Balance at December 31, 2023	$1,383,881,197
Purchases and advances	58,423,744
Principal repayments	(391,025,468)
Origination and other loan fees	(1,487,623)
Accretion of purchase discount	3,534,649
Accretion of deferred loan fees	737,793
Provision for credit losses	(5,261,214)
Balance at December 31, 2024	$1,048,803,078

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of December 31, 2024 and December 31, 2023:

December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—
2	3	57,840,000	27,048,495	—	30,416,761	—
3	40	616,637,103	31,019,735	17,973,555	266,895,843	294,277,177
4	16	292,826,616	—	—	140,183,307	147,641,857
5	6	98,259,927	—	—	74,158,849	19,187,499
	65	$1,065,563,646	$58,068,230	$17,973,555	$511,654,760	$461,106,533

December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2023	2022	2021	2019
1	—	$—	$—	$—	$—	$—
2	3	37,720,000	—	37,276,159	—	—
3	67	1,019,844,272	17,887,019	449,921,414	542,010,684	—
4	16	294,150,124	—	134,664,646	156,450,510	—
5	2	45,670,764	—	—	8,889,177	36,781,588
	88	$1,397,385,160	$17,887,019	$621,862,219	$707,350,371	$36,781,588

As of December 31, 2024, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 63.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2023, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 75.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio remained consistent during the year ended December 31, 2024. The change in underlying risk rating consisted of loans that paid off with a risk rating of "3" of $277.5 million, a risk rating of "4" of $67.1 million and a risk rating of "5" of $45.7 million, offset by purchases of commercial mortgage loans with a risk rating of "2" of $27.1 million and a risk rating of "3" of $31.3 million during the year ended December 31, 2024. Additionally, $7.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3", $225.7 million of loans with a risk rating of "3" transitioned to a

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

risk rating of "4", $6.1 million of loans transitioned from a risk rating of "3" to a risk rating of "5", $67.8 million of loans transitioned from a risk rating of "4" to a risk rating of "3", and $92.2 million of loans transitioned from a risk rating of "4" to a risk rating of "5".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of December 31, 2024 and December 31, 2023:

Loans Held-for-Investment

	December 31, 2024	December 31, 2023
Geography
South	36.6%	43.5%
Southwest	32.9	29.4
Mid-Atlantic	16.1	15.0
Midwest	7.7	7.9
West	6.7	4.2
Total	100.0%	100.0%

	December 31, 2024	December 31, 2023
Collateral Property Type
Multifamily	92.3%	94.0%
Healthcare	7.1	5.5
Self-Storage	0.6	0.5
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the years ended December 31, 2024 and December 31, 2023 in the provision for credit losses on loans held-for-investment.

	Year ended
	December 31, 2024	December 31, 2023
Allowance for credit losses at beginning of period	$6,059,006	$4,258,668
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	3,549,501
Provision for credit losses	5,261,214	2,522,510
Charge offs	—	(4,271,673)
Allowance for credit losses at end of period	$11,320,220	$6,059,006

The following table presents the changes for the years ended December 31, 2024 and December 31, 2023 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Year ended
	December 31, 2024	December 31, 2023
Allowance for credit losses at beginning of period	$43,647	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	41,939
Provision for credit losses	13,907	1,708
Allowance for credit losses at end of period	$57,554	$43,647

The following tables presents the allowance for credit losses for loans held for investment:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	December 31, 2024
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$7,544,969	$3,775,251	$11,320,220
Unfunded loan commitments	57,554	—	57,554
Total allowance for credit losses	$7,602,523	$3,775,251	$11,377,774
Total unpaid principal balance	$967,303,719	$98,259,927	$1,065,563,646

	December 31, 2023
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$6,059,006	$—	$6,059,006
Unfunded loan commitments	43,647	—	43,647
Total allowance for credit losses	$6,102,653	$—	$6,102,653
Total unpaid principal balance	$1,397,385,160	$—	$1,397,385,160

The Company's $3.6 million change to the allowance for credit losses, due to the adoption of CECL methodology in the first quarter of 2023 (as described in Note 2) over performing loans on which the Company had not carried an allowance for credit losses is reflected as a direct charge to retained earnings on our Consolidated Statements of Changes in Equity. During the year ended December 31, 2024, the Company recorded an increase of $5.3 million in the allowance for credit losses, bringing the total allowance for credit loss to $11.4 million as of December 31, 2024. For the year ended December 31, 2024, the Company's estimate of expected credit losses increased primarily due to specific reserves taken on risk-rated "5" multifamily loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, partially offset by a reduction in total unpaid principal balance.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of December 31, 2024 or December 31, 2023.

During the period ended December 31, 2024, management identified a loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.1 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since June 30, 2024 as a result of monetary default, with interest collections accounted for under the cost recovery method. During the year ended December 31, 2024, the Company applied $0.8 million in interest received from the borrower as a reduction in the carrying basis of this loan.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Dallas, TX, with an unpaid aggregate principal value of $31.6 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; however no specific allowance for credit losses was required after analysis of the underlying collateral value.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Orlando, FL, with an unpaid aggregate principal value of $19.6 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.4 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in San Antonio, TX, with an unpaid aggregate principal value of $15.4 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; a specific allowance of $1.6 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of December 31, 2024 as a result of the technical default, with interest recorded as income on a cash basis.

During the period ended December 31, 2024, management identified a loan, collateralized by two healthcare properties in Polk County, FL, with an unpaid aggregate principal value of $6.1 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.6 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Colorado Springs, CO, with an unpaid aggregate principal value of $10.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $1.1 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis.

In February 2023, in connection with the sale of the office building collateralizing an impaired loan by the borrower to an unaffiliated third-party, the Company accepted a discounted payoff of approximately $6.0 million on the impaired loan, which had an unpaid principal balance of $10.3 million. A specific allowance for credit loss of $4.3 million was recorded for this impaired loan in the year ended December 31, 2023. Upon the discounted payoff, a $4.3 million charge off against the allowance for credit losses was recorded, with de minimis impact to income in the year ended December 31, 2024.

Throughout 2023, management identified one loan, collateralized by a multifamily property in Columbus, Ohio, with an initial unpaid principal value of $12.8 million as impaired due to monetary default resulting in a risk rating of "5." In the first quarter of 2023, this loan was placed on non-accrual status with

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

interest collections accounted for under the cost recovery method. As of December 31, 2023, the carrying value of this loan was $8.9 million, which reflected a $5.0 million payment received on November 25, 2023 under an insurance claim, of which $3.1 million was applied to carrying value reduction and a $1.9 million payable established primarily related to a tenant settlement. As of December 31, 2023, no specific reserves were required after analysis of the underlying collateral value. During the year ended December 31, 2024, we received additional insurance proceeds in the amount of $13.8 million which reduced the carrying value of this loan to zero, and after taking into consideration repayment of an interest rate cap and certain legal and other costs and amounts deemed recoverable, resulting in the recognition of approximately $2.8 million of income for the year ended December 31, 2024.

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

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

We account for CLO transactions and secured financings on our consolidated balance sheet as financing facilities. The issuing entities for our CLOs and secured financings are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings and are non-recourse to us. See Note 2 ("Summary of Significant Accounting Policies - Principles Consolidation - VIE") for further discussion.

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period, which expired in December 2023, that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%.

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

The 2021-FL1 CLO and LMF 2023-1 Financing are subject to collateralization and coverage tests that are customary for these types of securitizations. As of December 31, 2024, and December 31, 2023 all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2024 and December 31, 2023 included the following VIE assets and liabilities:

ASSETS	December 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$2,391,042	$270,217
Accrued interest receivable	5,861,355	8,588,805
Investment related receivable	—	—
Loans held for investment	1,049,886,009	1,375,277,312
Total Assets	$1,058,138,406	$1,384,136,334

LIABILITIES
Accrued interest payable	$2,611,416	$3,996,538
Collateralized loan obligations(1)	828,390,189	1,146,210,752
Total Liabilities	$831,001,605	$1,150,207,290
Equity	227,136,801	233,929,044
Total liabilities and equity	$1,058,138,406	$1,384,136,334

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2024 and December 31, 2023:

As of December 31, 2024
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	65	1,065,563,646	1,049,886,009	8.08%
Financings provided	2	830,698,696	828,390,189	6.66%

As of December 31, 2023
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	87	1,388,495,984	1,375,277,312	8.91%
Financings provided	2	1,151,450,000	1,146,210,752	7.35%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $3,577,206 and $7,159,664 and allowance for credit loss of $11,320,220 and $6,059,006 as of December 31, 2024 and December 31, 2023, respectively. The carrying value for 2021-FL1 CLO is net of debt issuance costs of $1,911,547 for December 31, 2023, and the carrying value for LMF 2023-1 Financing is net of debt issuance costs of $2,308,507 and $3,327,701 for December 31, 2024 and December 31, 2023, respectively.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 4.51% and 5.33% as of December 31, 2024 and December 31, 2023, respectively, inclusive of weighted average interest rate floor of 0.63% and 0.38%, and spreads of 3.53% and 3.54%, respectively. As of December 31, 2024 and December 31, 2023, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 4.40% and 5.36% as of December 31, 2024 and December 31, 2023, respectively and spreads of 2.26% and 1.99% for December 31, 2024 and December 31, 2023, respectively.

The statement of operations related to the 2021-FL1 CLO and LMF 2023-1 Financing at December 31, 2024 and December 31, 2023 include the following income and expense items:

Statements of Operations	December 31, 2024	December 31, 2023
Interest income	$112,323,619	$105,008,175
Interest expense	77,002,847	71,041,861
Net interest income	$35,320,772	$33,966,314
Less:
Provision for credit losses	$5,261,214	$2,745,791
General and administrative fees	912,755	755,745
Net income	$29,146,803	$30,464,778

NOTE 5 - RESTRICTED CASH

2021-FL1 CLO was actively managed with an initial reinvestment period of 30 months which expired in December 2023. Restricted cash held in 2021-FL1 CLO primarily represents proceeds from principal repayments held by the servicer which are to be submitted to the Class A Note holders during the subsequent remittance cycle.

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
December 31, 2024

NOTE 6 – SECURED TERM LOAN (Continued)

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($279,906 and $529,774 at December 31, 2024 and December 31, 2023, respectively). As of December 31, 2024 and December 31, 2023, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	December 31, 2024		December 31, 2023
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2024 and December 31, 2023, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MORTGAGE SERVICING RIGHTS

As of December 31, 2024, the Company retained the servicing rights associated with an aggregate principal balance of $62,079,685 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity as of the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Balance at beginning of year	$691,973	$795,656
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	9,836	(23,963)
Other changes to fair value(1)	(52,522)	(79,720)
Balance at end of year	$649,287	$691,973
Loans associated with MSRs(2)	$62,079,685	$67,283,657
MSR values as percent of loans(3)	1.05%	1.03%

(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at December 31, 2024 and December 31, 2023, respectively.
(3)Amounts represent the carrying value of MSRs at December 31, 2024 and December 31, 2023, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s consolidated statements of operations for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Servicing income, net	$137,230	$208,997
Income from MSRs, net	$137,230	$208,997

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 8 – FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2024
Assets:
Mortgage servicing rights	$—	$—	$649,287	$649,287
Total	$—	$—	$649,287	$649,287

	December 31, 2023
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2023
Assets:
Mortgage servicing rights	$—	$—	$691,973	$691,973
Total	$—	$—	$691,973	$691,973

As of December 31, 2024 and December 31, 2023, the Company had $649,287 and $691,973, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2024 and December 31, 2023:

As of December 31, 2024
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.6%	7.9%
	Discount rate	12.0%	12.0%

As of December 31, 2023
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	8.0 - 10.3%	8.2%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$69,173,444	$69,173,444	$69,173,444
Restricted cash	1	2,390,654	2,390,654	2,390,654
Commercial mortgage loans held-for-investment	3	1,048,803,078	1,065,563,644	1,061,313,204
Total		$1,120,367,176	$1,137,127,742	$1,132,877,302

Liabilities:
Collateralized loan obligations	2	828,390,189	$830,698,696	$824,857,756
Secured term loan	3	47,470,094	47,750,000	47,227,497
Total		$875,860,283	$878,448,696	$872,085,253

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 8 – FAIR VALUE (Continued)

	December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$51,247,063	$51,247,063	$51,247,063
Restricted cash	1	270,129	270,129	270,129
Commercial mortgage loans held-for-investment	3	1,383,881,197	1,397,385,160	1,388,355,730
Total		$1,435,398,389	$1,448,902,352	$1,439,872,922

Liabilities:
Collateralized loan obligations	2	$1,146,210,752	$1,151,450,000	$1,128,250,991
Secured term loan	3	$47,220,226	$47,750,000	$46,191,524
Total		$1,193,430,978	$1,199,200,000	$1,174,442,515

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

For the year ended December 31, 2024, the Company incurred management fees of $4,446,136 (2023: $4,335,904), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,110,000 (2023: $1,080,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the year ended December 31, 2024, the Company incurred incentive fees of $2,184,435 (2023: $0), recorded as "Management and incentive fees" in the consolidated statement of operations.

Expense Reimbursement

Pursuant to the management agreement, the Company is required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including accounting, auditing and tax services, technology and office facilities, operations, compliance, legal and filing fees, loan servicing fees and miscellaneous general and administrative costs, including the cost of non-investment management personnel of the Manager who spend all or a portion of their time managing the Company’s affairs. The Manager has agreed to certain limitations on manager expense reimbursement from the Company.

For the year ended December 31, 2024, the Company incurred reimbursable expenses of $1,799,570 (2023: $1,897,699) recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $464,218 (2023: $507,875) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee, capped at a waived exit fee of 1%. For the year ended December 31, 2024, the Company waived $554,672 in gross exit fees, reducing reimbursed expenses due to the Manager by $277,336, and for the year ended December 31, 2023, the Company waived $959,930 in gross exit fees, reducing reimbursed expenses due to the Manager by $479,965.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

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

The following table summarizes the activity related to restricted common stock for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2023
	Shares	Weighted Average Grant Date Fair Market Value
Outstanding Unvested Shares at Beginning of Period	6,000	$2.27
Granted	—	—
Vested	(6,000)	2.27
Outstanding Unvested Shares at End of Period	—	$—

For the year ended December 31, 2024, the Company did not recognize compensation expense related to restricted common stock, and for the year ended December 31, 2023, the Company recognized compensation expense related to restricted common stock of $6,194. The Company has no unrecognized compensation expense as of December 31, 2024 and December 31, 2023 for unvested shares of restricted common stock.

Lument Structured Finance

During the year ended December 31, 2024, the LMF 2023-1 Financing purchased two loans with an aggregate unpaid principal balance of $45.4 million at par from Lument Structured Finance, LLC ("LSF"), an affiliate of our Manager.

During the year ended December 31, 2023, we purchased the following from LSF: (a) eight loans with an aggregate unpaid principal balance of $121.5 million at par; (b) thirty-one loans with an aggregate unpaid principal balance of $459.2 million at a discount of $7.9 million; (c) three funded advances with an aggregate unpaid principal balance of $5.7 million at par; and (d) eighteen funded advances with an aggregate unpaid principal balance of $26.0 million at a discount of $0.3 million.

In connection with originating loans that are subsequently purchased by the Company and its subsidiaries, LSF or its affiliates may retain certain fees paid by borrowers in connection with the origination, processing and closing of such loans, including origination and processing fees.

In addition, when certain loans are originated, they are often accompanied by different types of fees, including, but not limited to, exit fees that will be paid in certain circumstances. In certain instances when the Manager engages in a principal transaction with the Company, the Manager may decide not to transfer all the fees associated with a particular loan when such loan is transferred to the Company, subject to the consent of the Company. Instead, the fees or a portion of the fees may be retained by LSF or its affiliates, and LSF or its affiliates will earn the fees in the event they become due.

To the extent a participation interest is involved, a pro rata portion of any fees associated with the underlying loan will be included with such participation. If the Company receives less than a pro rata portion of the fees, the Manager will disclose such arrangement and seek consent from the Company prior to transfer. However, if the Company purchases a loan from LSF or its affiliates that has not been fully funded at the time of the transfer, the Company may issue a participation interest in the loan back to LSF or its affiliates for the remaining unfunded amount. In such cases, any draw, advance or other fees earned in connection with any future funding of the loan will be retained by LSF or its affiliates, as the future funding participation holder.

Lument Real Estate Capital, LLC

Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, was appointed the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021 and the LMF 2023-1 Financing in July 2023, and LREC continues to serve such roles.

In connection with its role as servicer and special servicer with respect to mortgage assets held in the 2021-FL1 CLO and the LMF 2023-1 Financing, LREC is paid certain fees by the 2021-FL1 CLO and the LMF 2023 Financing depending upon the specific services rendered, including servicing fees, special servicing fees, workout fees and liquidation fees. In addition, LREC, as servicer and/or special servicer, may be entitled to retain certain fees or portions thereof paid by borrowers, including modification, waiver, assumption, transfer, processing, consent, review and similar fees, defeasance fees, late fees and application fees.

LREC was also appointed as servicer with respect to mortgage assets held by the Company and its other subsidiaries in August 2022. Our Manager pays LREC's servicing fees, if any, which are reimbursed by the Company.

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
December 31, 2024

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $12.2 million and $121.0 million as of December 31, 2024 and December 31, 2023, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2024, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2024.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2024, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of December 31, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2024, LSF, an affiliate of the Manager, had $28.2 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2024, LSF, an affiliate of the Manager, had $16.4 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2023, LCMT had $6.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2023, LSF, an affiliate of the Manager, had $54.3 million in unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

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

NOTE 12 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,309,209 and 52,248,631 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. No share repurchases have been made since January 19, 2016. Through December 31, 2024, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of December 31, 2024 and December 31, 2023, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At December 31, 2024 and December 31, 2023, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

Distributions to stockholders

For the 2024 taxable year to date, the Company has declared dividends to common stockholders totaling $20,915,965, or $0.40 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2024	March 28, 2024	April 15, 2024	$3,658,012	$0.07
June 13, 2024	June 28, 2024	July 15, 2024	$4,182,019	$0.08
September 16, 2024	September 30, 2024	October 15, 2024	$4,183,368	$0.08
December 12, 2024	December 31, 2024	January 15, 2025	$4,184,737	$0.08
December 12, 2024	December 31, 2024	January 15, 2025	$4,707,829	$0.09

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the year ended December 31, 2024:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 12 - EQUITY (Continued)

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 15, 2024	April 1, 2024	April 15, 2024	$1,181,250	$0.49219
June 13, 2024	July 1, 2024	July 15, 2024	$1,181,250	$0.49219
September 15, 2024	October 1, 2024	October 15, 2024	$1,181,250	$0.49219
December 12, 2024	January 2, 2025	January 15, 2025	$1,181,250	$0.49219

Non-controlling interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the years ended December 31, 2024 and December 31, 2023, are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations.

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

Upon any Exchange Date (as defined below) that occurs after an independent director files an election form that is received by the Company, the independent director will be entitled to receive a number of shares of common stock determined by dividing (i) the amount of the Exchanged Fees that would otherwise have been paid to the independent director in cash on such Exchange Date but for such election, by (ii) the Fair Market Value (as defined below) of a share of common stock as of such Exchange Date, and rounding down to the nearest whole share. Any fractional amount less than the Fair Market Value of a share of common stock as of such Exchange Date will be paid in cash. Any shares of common stock acquired by an independent director pursuant to the Stock-for-Fees Program will be fully vested.

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company issued 17,479 shares with a weighted-average price of $2.2825 in 2023 and has issued 60,578 shares with a weighted-average price of $2.4338 pursuant to the Stock-for-Fees Program for the year ended December 31, 2024.

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

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the years ended December 31, 2024 and December 31, 2023:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 13 – EARNINGS PER SHARE (Continued)

	Year Ended December 31, 2024		Year Ended December 31, 2023
Net income		$22,649,190		$19,714,496
Less dividends expense:
Common stock	$20,915,965		$13,581,323
Preferred stock	4,740,000		4,740,000
Net dividend expense		25,655,965		18,321,323
Undistributed (deficit) earnings		$(3,006,775)		$1,393,173

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$—	$0.40	$0.26	$0.26
Undistributed (deficit) earnings	$—	$(0.06)	0.03	0.03
Total	$—	$0.34	$0.29	$0.29

	For the years ended December 31,
	2024	2023
Basic weighted average shares of common stock outstanding	52,274,904	52,228,567
Weighted average of non-vested restricted stock	—	2,729
Diluted weighted average shares of common stock outstanding	52,274,904	52,231,296

NOTE 14 - INCOME TAXES

The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company must generally distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of December 31, 2024 and 2023, we were in compliance with all REIT requirements.

The following table presents our provision for income taxes:

	Year Ended December 31,
	2024	2023
Deferred tax expense	$18,808	$5,723
Provision for income tax expense	$18,808	$5,723

The following is a reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax	21.0%	21.0%
REIT income not subject to federal income tax	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	—%	—%

The differences between the Company's statutory rate and effective rate are largely determined by the amount of income subject to tax by the Company's TRS subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2024 and 2023, the Company's net deferred tax assets were $1.3 million and $1.3 million, respectively, and are included in other assets in the Company's consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent on our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary difference. The amount of deferred tax assets considered realizable is subject to adjustment in future periods of future taxable income change.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

NOTE 14 INCOME TAXES (Continued)

The TRS has a deferred tax asset , comprised of the following:

	As of December 31, 2024	As of December 31, 2023
Accumulated net operating losses of TRS	$1,448,704	$1,372,235
Mortgage servicing rights	$(199,405)	$(116,648)
Capitalized transaction costs	$56,342	$68,862
Net non-current deferred tax asset	$1,305,641	$1,324,449

At December 31, 2024, and 2023, the TRS had net operating loss carryforwards for federal income tax purposes of $4.8 million and $4.5 million, which are available to offset future taxable income and begin expiring in 2034.

As of December 31, 2024, the Company has concluded that there are no material uncertain tax positions requiring recognition in the Company's consolidated financial statements. As of December 31, 2024, tax years 2020 through 2023 remain subject to examination by taxing authorities.

REIT Qualification

During tax years 2023 and 2024 the Company passed all the requisite ownership, asset and income tests.

NOTE 15 - SUBSEQUENT EVENTS

We have evaluated subsequent events occurring through the date that these consolidated financial statements were issued and determined that no subsequent events occurred that would require accrual or additional disclosure.

Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2024

Type of Loan/Borrower Senior Mortgage Loans(1)	Description/Location	Interest(2) Payment Rates	Extended Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Balance	Carrying Amount of Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily / FL	S+3.05%	2027	I/O	$—	$51,375,000	$51,279,457
Borrower B	Multifamily / SC	S+3.35%	2027	I/O	—	31,876,244	31,378,461
Borrower C	Multifamily / TX	S+3.90%	2027	I/O	—	31,602,807	31,244,690
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Multifamily / Diversified	S+3.25% - 4.15%	2025 - 2030	I/O	—	868,542,095	854,121,493
Senior Loan	Healthcare/ Diversified	S+4.00%	2025 - 2026	I/O	—	76,100,000	74,738,419
Borrower B	Self-Storage / NY	S+3.60%	2027	I/O	—	6,067,500	6,040,558
Total senior loans					$—	$1,065,563,646	$1,048,803,078

(1)Includes senior mortgage loans and pari passu participations in senior mortgage loans.
(2)S = 30-day term SOFR rate
(3)Extended maturity date assumes all extension options are exercised
(4)I/O = interest only
(5)Represents only third-party liens

1.Reconciliation of Mortgage Loans on Real Estate

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2024	2023
Balance at January 1,	$1,383,881,197	$1,071,889,518
Additions during period:
Mortgage loans purchased	58,423,744	594,201,680
Deductions during period
Mortgage loan repayments	(391,025,468)	(277,481,511)
Origination and other loan fees	(1,487,623)	—
Accretion of purchase discount	3,534,649	1,070,701
Amortization of purchase premium	—	(19,253)
Accretion of deferred loan fees	737,793	292,073
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(3,549,501)
Provision for credit losses	(5,261,214)	(2,522,510)
Balance at December 31,	$1,048,803,078	$1,383,881,197