Form 10-Q
period 2025-03-31
Lument Finance Trust, Inc.
filed 2025-05-12
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2025
Common stock, $0.01 par value	52,324,472

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2025(1)	December 31, 2024(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$63,520,405	$69,173,444
Restricted cash	1,001,654	2,390,654
Commercial mortgage loans held-for-investment, at amortized cost	1,005,841,618	1,060,123,298
Less: Allowance for credit losses	(17,060,194)	(11,320,220)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	988,781,424	1,048,803,078
Mortgage servicing rights, at fair value	626,769	649,287
Accrued interest receivable	5,562,308	5,945,874
Other assets	2,024,731	1,632,041
Total assets	$1,061,517,291	$1,128,594,378

LIABILITIES AND EQUITY
LIABILITIES
Collateralized loan obligations and secured financings, net	772,285,071	828,390,189
Secured term loan, net	47,531,537	47,470,094
Accrued interest payable	2,486,970	2,697,963
Dividends payable	5,187,166	9,890,066
Fees and expenses payable to Manager	1,569,151	1,574,218
Other liabilities(2)	409,356	672,816
Total liabilities	829,469,251	890,695,346

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized,52,324,472 and 52,309,209 shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	523,246	523,093
Additional paid-in capital	314,742,459	314,700,120
Cumulative distributions to stockholders	(210,072,630)	(204,701,714)
Accumulated earnings	69,500,530	70,023,098
Total stockholders' equity	231,948,540	237,799,532
Noncontrolling interests	$99,500	$99,500
Total equity	$232,048,040	$237,899,032

Total liabilities and equity	$1,061,517,291	$1,128,594,378

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of March 31, 2025 and December 31, 2024, assets of consolidated VIEs totaled $996,233,424 and $1,058,138,406, respectively and the liabilities of consolidated VIEs totaled $774,692,458 and $831,001,605 respectively. See Note 4 for further discussion.

(2)     Includes $15,241 and $57,554 of Current Expected Credit Loss ("CECL") allowance related to unfunded commitments on commercial mortgage loans, net as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$21,684,890	$34,790,118
Cash and cash equivalents	624,967	651,403
Interest expense:
Collateralized loan obligations and secured financings	(13,636,474)	(21,511,754)
Secured term loan	(938,849)	(937,210)
Net interest income	7,734,534	12,992,557
Expenses:
Management and incentive fees	1,113,314	2,568,207
General and administrative expenses	924,060	1,134,136
Operating expenses reimbursable to Manager	404,620	470,167
Other operating expenses	40,009	36,480
Compensation expense	111,250	58,750
Total expenses	2,593,253	4,267,740
Other income and expense:
Provision for credit losses, net	(5,697,661)	(1,776,873)
Change in unrealized (loss) gain on mortgage servicing rights	(22,518)	4,627
Servicing income, net	64,880	38,503
Total other income and expense	(5,655,299)	(1,733,743)
Net (loss) income before provision for income taxes	(514,018)	6,991,074
Provision for income taxes	(8,550)	(10,892)
Net (loss) income	(522,568)	6,980,182
Dividends accrued to preferred stockholders	(1,184,958)	(1,184,999)
Net (loss) income attributable to common stockholders	$(1,707,526)	$5,795,183
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(1,707,526)	$5,795,183
Weighted average number of shares of common stock outstanding	52,309,887	52,249,299
Basic and diluted income per share	$(0.03)	$0.11
Dividends declared per share of common stock	$0.08	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2024	2,400,000	$57,254,935	52,309,209	$523,093	$314,700,120	$(204,701,714)	$70,023,098	$237,799,532	$99,500	$237,899,032
Issuance of common stock	—	—	15,263	153	42,339	—	—	$42,492	—	$42,492
Net (loss)	—	—	—	—	—	—	(522,568)	$(522,568)	—	$(522,568)
Common stock dividends	—	—	—	—	—	(4,185,958)	—	$(4,185,958)	—	$(4,185,958)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2025	2,400,000	$57,254,935	52,324,472	$523,246	$314,742,459	$(210,072,630)	$69,500,530	$231,948,540	$99,500	$232,048,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2023	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380
Issuance of common stock	—	—	8,684	87	19,860	—	—	19,947	—	19,947
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	(14,196)	—	(14,196)
Net income	—	—	—	—	—	—	6,980,182	6,980,182	—	6,980,182
Common stock dividends	—	—	—	—	—	(3,658,012)	—	(3,658,012)	—	(3,658,012)
Preferred stock dividends	—	—	—	—	—	(1,184,999)	—	(1,184,999)	—	(1,184,999)
Balance at March 31, 2024	2,400,000	$57,254,935	52,257,315	$522,574	$314,592,963	$(183,888,760)	$54,354,090	$242,835,802	$99,500	$242,935,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Cash flows from operating activities:
Net (loss) income	$(522,568)	$6,980,182
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(487,996)	(711,236)
Accretion of deferred loan fees	(523,944)	(57,323)
Amortization of deferred offering costs	—	(14,196)
Amortization of deferred financing costs	312,065	945,782
Provision for credit losses, net	5,739,974	1,757,456
Unrealized loss on mortgage servicing rights	22,518	(4,627)
Non-cash compensation expense	42,492	19,947
Net change in:
Accrued interest receivable	383,566	125,527
Other assets	(392,690)	665,703
Accrued interest payable	(210,993)	(242,085)
Fees and expenses payable to Manager	(5,067)	1,484,625
Other liabilities	(263,460)	(1,871,916)
Net cash provided by operating activities	4,093,897	9,077,839
Cash flows from investing activities:
Principal payments from commercial mortgage loans held-for-investment	54,977,677	80,093,383
Deferred loan fees	315,943	—
Net cash provided by investing activities	55,293,620	80,093,383
Cash flows from financing activities:
Payment of collateralized loan obligations and secured financings	(56,355,740)	(71,204,206)
Dividends paid on common stock	(8,892,566)	(3,657,404)
Dividends paid on preferred stock	(1,181,250)	(1,181,250)
Net cash (used in) financing activities	(66,429,556)	(76,042,860)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,042,039)	13,128,362
Cash, cash equivalents and restricted cash, beginning of period	71,564,098	51,517,192
Cash, cash equivalents and restricted cash, end of period	$64,522,059	$64,645,554

Supplemental disclosure of cash flow information
Cash paid for interest	$14,474,314	$21,745,268
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$5,187,166	$4,659,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Lument Finance Trust, Inc. (together with its consolidated subsidiaries, the "Company" or "LFT"), is a Maryland corporation that focuses primarily on investing in, originating, financing, and managing a portfolio of commercial real estate ("CRE") debt investments. The Company is externally managed by Lument Investment Management (the "Manager" or "Lument IM"). The Company's common stock is listed on the NYSE under the symbol "LFT."

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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission ("SEC") on March 19, 2025.

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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (together, the "2021-FL1 CLO") and LMF 2023-1, LLC ("LMF 2023-1 Financing") for potential consolidation. At March 31, 2025, the Company determined it was the primary beneficiary of 2021-FL1 CLO and LMF 2023-1 Financing based on its power to direct the activities that most significantly impact the economic performance of 2021-FL1 CLO and LMF 2023-1 Financing and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities.

Collateralized Loan Obligations and Secured Financings

Collateralized loan obligations ("CLO") and secured financings represent third-party liabilities of 2021-FL1 CLO and LMF 2023-1 Financing. The 2021-FL1 CLO and LMF 2023-1 Financing are VIEs and Management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing do not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

straight-line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $234,850,000 at March 31, 2025 and December 31, 2024, respectively.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents at the time of purchase include cash held in bank accounts on an overnight basis and other short term deposit accounts with banks having maturities of 90 days or less at time of acquisition. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted cash includes cash held within 2021-FL1 CLO and LMF 2023-1 Financing as of March 31, 2025 and December 31, 2024, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$63,520,405	$69,173,444
Restricted cash 2021-FL1 CLO	$737,536	$234,229
Restricted cash LMF 2023-1 Financing	$264,118	$2,156,425
Total cash, cash equivalents and restricted cash	$64,522,059	$71,564,098

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
March 31, 2025

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

The Company recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" on the consolidated balance sheets.

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
March 31, 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Common Stock

At March 31, 2025 and December 31, 2024, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,324,472 and 52,309,209 shares of common stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively.

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

Preferred Stock

At March 31, 2025 and December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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

To maintain its qualification as a REIT, the Company must meet certain requirements, including but not limited to the following: (i) distribute at least 90% of its REIT taxable income to its stockholders; (ii) invest at least 75% of its assets in REIT qualifying assets, with additional restrictions with respect to asset concentration risk; and (iii) earn at least 95% of its gross income from qualifying sources of income, including at least 75% from qualifying real estate and real estate related sources. Regardless of the REIT election, the Company may also be subject to certain state, local, and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax as a U.S. C-Corporation, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

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

The TRS is not subject to a distribution requirement with respect to its REIT owner. The TRS may retain earnings annually, resulting in an increase in the consolidated book equity of the Company without a corresponding distribution requirement by the REIT. If the TRS generates net income, and declares dividends to the Company, such dividends will be included in its taxable income and necessitate a distribution to its stockholders in accordance with the REIT distribution requirements.

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

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted-average shares of the Company's common stock outstanding for that period. Diluted earnings per share considers the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 13 for details of the computation of basic and diluted earnings per share.

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three months ended March 31, 2025 and 2024, comprehensive (loss) income equaled net (loss) income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

Income Statement

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." ASU 2024-03 requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The guidance is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company has not early adopted ASU 2024-03 and does not expect the adoption of ASU 2024-03 to have a material impact on our consolidated financial statements.

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of March 31, 2025 and December 31, 2024:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
March 31, 2025
Loans held-for-investment
Senior secured loans(4)	$1,010,888,938	$1,005,841,618	61	100.0%	7.9%	2.0

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Allowance for credit losses	N/A	(17,060,194)
	1,010,888,938	988,781,424	61	100.0%	7.9%	2.0

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1
Allowance for credit losses	N/A	(11,320,220)
	1,065,563,646	1,048,803,078	65	100.0%	8.1%	2.1

(1)    Carrying Value includes $2,978,218 and $3,466,214 in unamortized purchase discounts as of March 31, 2025 and December 31, 2024, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 4.31% and 4.51% as of March 31, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floor of 0.94% and 0.63%, respectively. As of March 31, 2025 and December 31, 2024, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of March 31, 2025, $989,668,838 of the outstanding senior secured loans were held in VIEs and $(887,414) of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2024, $1,049,886,009 of the outstanding senior secured loans were held in VIEs and $(1,082,931) of the outstanding senior secured loans were held outside of VIEs.

Activity: For the three months ended March 31, 2025, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2024	$1,048,803,078
Principal payments	(54,977,677)
Origination and other loan fees	(315,943)
Accretion of purchase discount	487,996
Accretion of deferred loan fees	523,944
Provision for credit losses	(5,739,974)
Balance at March 31, 2025	$988,781,424

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of March 31, 2025 and December 31, 2024:

	March 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—
2	4	76,760,000	27,070,437	—	49,407,848	—
3	30	520,736,897	31,085,962	—	154,791,261	329,876,961
4	20	304,972,794	—	17,916,725	208,599,221	74,141,021
5	7	108,419,247	—	—	55,576,115	40,315,873
	61	$1,010,888,938	$58,156,399	$17,916,725	$468,374,445	$444,333,855

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

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

As of March 31, 2025, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 59.9% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2024, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 63.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio remained consistent during the three months ended March 31, 2025. The change in underlying risk rating consisted of loans that paid off with a risk rating of "3" of $51.7 million, a risk rating of "4" of $1.0 million and a risk rating of "5" of $2.0 million during the three months ended March 31, 2025. Additionally, $18.9 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $155.2 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $100.3 million of loans with a risk rating of "4" transitioned to a risk rating of "3", $47.9 million of loans with a risk rating of "4" transitioned to a risk rating of "5", $29.6 million of loans with a risk rating of "5" transitioned to a risk rating of "3" and $6.1 million of loans with a risk rating of "5" transitioned to a risk rating of "4".

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of March 31, 2025 and December 31, 2024:

Loans Held-for-Investment

	March 31, 2025	December 31, 2024
Geography
South	35.7%	36.6%
Southwest	32.3	32.9
Mid-Atlantic	17.1	16.1
Midwest	7.9	7.7
West	7.0	6.7
Total	100.0%	100.0%

	March 31, 2025	December 31, 2024
Collateral Property Type
Multifamily	91.7%	92.3%
Seniors Housing and Healthcare	7.7	7.1
Self-Storage	0.6	0.6
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three months ended March 31, 2025 and March 31, 2024 in the provision for credit losses on loans held-for-investment:

	Three months ended
	March 31, 2025	March 31, 2024
Allowance for credit losses at beginning of period	$11,320,220	$6,059,006
Provision for credit losses	5,739,974	1,757,456
Allowance for credit losses at end of period	$17,060,194	$7,816,462

The following table presents the changes for the three months ended March 31, 2025 and March 31, 2024 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	Three months ended
	March 31, 2025	March 31, 2024
Allowance for credit losses at beginning of period	$57,554	$43,647
(Release of) provision for credit losses	(42,313)	19,417
Allowance for credit losses at end of period	$15,241	$63,064

The following tables present the allowance for credit losses for loans held-for-investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$5,937,953	$11,122,241	$17,060,194
Unfunded loan commitments	15,241	—	15,241
Total allowance for credit losses	$5,953,194	$11,122,241	$17,075,435
Total unpaid principal balance	$902,469,692	$108,419,247	$1,010,888,939

	December 31, 2024
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$7,544,969	$3,775,251	$11,320,220
Unfunded loan commitments	57,554	—	57,554
Total allowance for credit losses	$7,602,523	$3,775,251	$11,377,774
Total unpaid principal balance	$967,303,719	$98,259,927	$1,065,563,646

During the three months ended March 31, 2025, the Company recorded an increase of $5.7 million in the allowance for credit losses, bringing the total allowance for credit losses to $17.1 million as of March 31, 2025. For the three months ended March 31, 2025, the Company's estimate of expected credit losses increased primarily due to specific reserves taken on risk-rated "5" multifamily loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, partially offset by a reduction in total unpaid principal balance.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of March 31, 2025 or December 31, 2024.

During the period ended March 31, 2025, management identified a loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however, no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan has been on non-accrual status since June 30, 2024 as a result of monetary default, with interest collections accounted for under the cost recovery method. During the three months ended March 31, 2025, the Company applied $0.3 million in interest received from the borrower as a reduction in the carrying basis of this loan.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Orlando, FL, with an unpaid principal value of $19.6 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral. This loan has been on non-accrual status since December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended March 31, 2025, the Company recognized $0.4 million of interest on this loan.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in San Antonio, TX, with an unpaid principal value of $15.4 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; a specific allowance of $2.4 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since December 31, 2024 as a result of the technical default, with interest recognized as income on a cash basis. During the three months ended March 31, 2025, the Company recognized $0.1 million of interest on this loan.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Colorado Springs, CO, with an unpaid principal value of $10.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $1.5 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended March 31, 2025, the Company recognized $0.1 million of interest on this loan.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Houston, TX, with an unpaid principal value of $11.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.5 million for credit losses was required after analysis of the underlying collateral value.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Clarkston, GA, with an unpaid principal value of $24.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $3.8 million for credit losses was required after analysis of the underlying collateral value.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Ypsilanti, MI, with an unpaid principal value of $11.9 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $2.9 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since March 31, 2025 as a result of the monetary default, with interest recorded as income on a cash basis.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Dallas, TX, with an unpaid principal value of $31.6 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value. In the first quarter of 2025, this loan was modified as discussed below and transitioned to a risk rating of "3".

During the period ended December 31, 2024, management identified a loan, collateralized by two healthcare properties in Polk County, FL, with an unpaid aggregate principal value of $6.1 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.6 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual as of December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis. In the first quarter of 2025, this loan transitioned to a risk rating of "4", is performing on its interest payments and was returned to accrual status.

Specific Allowance for Credit Losses

The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated costs to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which ranged from 5.30%-6.50%. The significant unobservable input used for the market approach is the price per unit from a broker opinion of value. As of March 31, 2025, the unpaid principal balance of default risk loans was $108.4 million, amortized cost of $95.9 million and fair value of $97.6 million.

Loan Modifications Pursuant to ASC 326

The Company may amend or modify a loan depending on the loan's specific facts and circumstances. These loan modifications typically include additional time for a borrower to refinance or sell their property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection and/or an increase in the loan coupon or additional fees.

In March 2025, in connection with a loan assumption, the Company modified a risk-rated 5 multifamily loan located in Dallas, TX, with an outstanding principal balance of $31.9 million. The terms of the modification included, among other things, a $2.0 million principal repayment, a term extension of two years, a reduction in credit spread from 3.9% to 3.4% and a purchase of a replacement interest rate cap.

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

On July 12, 2023, the Company entered into and closed a matched-term, non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is repaid or redeemed sooner in accordance with its terms. The financing has an initial two-year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. In March 2025, as permitted by the LMF 2023-1 Financing Indenture, and as directed by Lument IM, a $32.9 million payment was made on the Class A Loans utilizing loan repayment proceeds in the LMF 2023-1 Financing, reducing the principal balance of such loans to $237.5 million.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)
The 2021-FL1 CLO and LMF 2023-1 Financing are subject to collateralization and coverage tests that are customary for these types of securitizations. As of March 31, 2025 and December 31, 2024, all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO and LMF 2023-1 Financing at March 31, 2025 and December 31, 2024, included the following VIE assets and liabilities:

ASSETS	March 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$1,002,278	$2,391,042
Accrued interest receivable	5,562,308	5,861,355
Loans held for investment, net of allowance for credit losses	989,668,838	1,049,886,009
Total Assets	$996,233,424	$1,058,138,406

LIABILITIES
Accrued interest payable	$2,407,387	$2,611,416
Collateralized loan obligations and secured financings(1)	772,285,071	828,390,189
Total Liabilities	$774,692,458	$831,001,605
Equity	221,540,966	227,136,801
Total liabilities and equity	$996,233,424	$1,058,138,406

(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the 2021-F1 CLO and LMF 2023-1 Financing as of March 31, 2025 and December 31, 2024:

As of March 31, 2025
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	61	$1,010,888,938	$989,668,838	7.86%
Financing provided	2	$774,342,955	$772,285,071	6.58%

As of December 31, 2024
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	65	$1,065,563,646	$1,049,886,009	8.08%
Financing provided	2	$830,698,696	$828,390,189	6.66%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $3,076,726 and $3,577,207 and allowance for credit loss of $17,060,194 and $11,320,220 as of March 31, 2025 and December 31, 2024, respectively. The carrying value for LMF 2023-1 Financing is net of debt issuance costs of $2,057,885 and 2,308,507 for March 31, 2025 and December 31, 2024, respectively.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 4.31% and 4.51% as of March 31, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floors of 0.94% and 0.63%, and spreads of 3.55% and 3.53%, respectively. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 4.32% and 4.40% as of March 31, 2025 and December 31, 2024, respectively and spreads of 2.26% for March 31, 2025 and December 31, 2024, respectively.

The statement of operations related to the 2021-FL1 CLO and LMF 2023-1 Financing for the three months ended March 31, 2025 and March 31, 2024 include the following income and expense items:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Statements of Operations	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest income	$20,485,198	$31,380,934
Interest expense	(13,636,474)	(21,511,754)
Net interest income	$6,848,724	$9,869,180
Less:
Provision for credit losses	(5,739,974)	(1,757,456)
General and administrative fees	(183,564)	(246,746)
Net (loss) income	$925,186	$7,864,978

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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs $218,463 and $279,906 at March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025 and December 31, 2024, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	March 31, 2025		December 31, 2024
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

The borrowings under the Secured Term Loan are joint and several obligations of the Credit Parties. In addition, the Credit Parties' obligations under the Secured Term Loan are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Secured Term Loan are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and include senior and subordinated CRE mortgage loans, preferred equity in CRE assets (directly or indirectly), CRE construction mortgage loans and certain types of equity interests (the "Eligible Assets"). Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the six-year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the sixth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until maturity. On February 24, 2025 the interest rate on the Secured Term Loan stepped up to 7.50%.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2025 and December 31, 2024 we were in compliance with these covenants.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 6 – SECURED TERM LOAN (Continued)
The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 7 - MORTGAGE SERVICING RIGHTS

As of March 31, 2025, the Company retained the servicing rights associated with an aggregate principal balance of $60,896,737 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the three months ended March 31, 2025 and the three months ended March 31, 2024:

	March 31, 2025	March 31, 2024
Balance at beginning of period	$649,287	$691,973
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(10,310)	(10,036)
Other changes to fair value(1)	(12,208)	14,663
Balance at end of period	$626,769	$696,600

Loans associated with MSRs(2)	$60,896,737	$66,370,595
MSR values as percent of loans(3)	1.03%	1.05%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at March 31, 2025 and March 31, 2024, respectively.
(3)Amounts represent the carrying value of MSRs at March 31, 2025 and March 31, 2024, respectively divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Servicing income, net	$64,880	$38,503
Total servicing income	$64,880	$38,503

NOTE 8 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2025
Assets:
Mortgage servicing rights	$—	$—	$626,769	$626,769
Total	$—	$—	$626,769	$626,769

	December 31, 2024
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2024
Assets:
Mortgage servicing rights	$—	$—	$649,287	$649,287
Total	$—	$—	$649,287	$649,287

As of March 31, 2025 and December 31, 2024, the Company had $626,769 and $649,287, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at March 31, 2025 and December 31, 2024:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 8 – FAIR VALUE (Continued)

As of March 31, 2025
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.7%	7.9%
	Discount rate	12.0%	12.0%

As of December 31, 2024
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.6%	7.9%
	Discount rate	12.0%	12.0%
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	March 31, 2025
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$63,520,405	$63,520,405	$63,520,405
Restricted cash	1	1,001,654	1,001,654	1,001,654
Commercial mortgage loans held-for-investment, net	3	988,781,424	1,010,888,937	997,161,221
Total		$1,053,303,483	$1,075,410,996	$1,061,683,280

Liabilities:
Collateralized loan obligations and secured financings	2	$772,285,071	$774,342,955	$774,187,092
Secured Term Loan	3	47,531,537	47,750,000	47,176,258
Total		$819,816,608	$822,092,955	$821,363,350

	December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$69,173,444	$69,173,444	$69,173,444
Restricted cash	1	2,390,654	2,390,654	2,390,654
Commercial mortgage loans held-for-investment, net	3	1,048,803,078	1,065,563,644	1,061,313,204
Total		$1,120,367,176	$1,137,127,742	$1,132,877,302

Liabilities:
Collateralized loan obligations and secured financings	2	$828,390,189	$830,698,696	$824,857,756
Secured term loan	3	47,470,094	47,750,000	47,227,497
Total		$875,860,283	$878,448,696	$872,085,253

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management and Incentive Fee

The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, the Company pays the manager a management fee equal to 1.5% of stockholders' equity per annum, calculated and payable quarterly (0.375% per quarter) in arrears. For purposes of calculating the management fee, the Company's stockholders' equity includes the sum of the net proceeds from all issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company's retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company paid for repurchases of the Company's common stock since inception, and excluding any unrealized gains, losses or other items that did not affect realized net income (regardless of whether such items were included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash items after discussions between the Manager and the

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Company's independent directors and approval by a majority of the Company's independent directors. To the extent asset impairment reduces the Company's retained earnings at the end of any completed calendar quarter, it will reduce the management fee for such quarter. The Company's stockholders' equity for the purposes of calculating the management fee could be greater than the amount of stockholders' equity shown on the consolidated financial statements. Additionally, starting in the first full calendar quarter following January 3, 2020, the Company was also required to pay the Manager a quarterly incentive fee equal to 20% of the excess of Core Earnings (as defined in the management agreement) over the product of (i) stockholders' equity as of the end of such fiscal quarter, and (ii) 8% per annum. The initial term of our management agreement expired on January 3, 2023, with automatic, one-year renewals thereafter.

For the three months ended March 31, 2025, the Company incurred management fees of $1,113,314 (March 31, 2024: $1,088,207), recorded as "Management and incentive fees" in the consolidated statements of operations, of which $1,110,000 (March 31, 2024: $1,080,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended March 31, 2025, the Company incurred incentive fees of $453,222 (March 31, 2024: $1,480,000), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $0 (March 31, 2024: $1,480,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets. The Manager agreed to waive $453,222 in incentive fees that otherwise would have been incurred with respect to the quarter ended March 31, 2025.

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

For the three months ended March 31, 2025, the Company incurred reimbursable expenses of $404,620 (March 31, 2024: $470,167), recorded as "operating expenses reimbursable to Manager" in the consolidated statements of operations, of which $459,151 (March 31, 2024: $512,500) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the three months ended March 31, 2025, the Company waived $71,698 in gross exit fees, reducing reimbursed expenses by $35,849 and for the three months ended March 31, 2024, the Company waived $175,000 in gross exit fees, reducing reimbursed expenses by $87,500.

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

In connection with its role as servicer and special servicer with respect to mortgage assets held in the 2021-FL1 CLO and the LMF 2023-1 Financing, LREC is paid certain fees by the 2021-FL1 CLO and the LMF 2023-1 Financing depending upon the specific services rendered, including servicing fees, special servicing fees, workout fees and liquidation fees. In addition, LREC, as servicer and/or special servicer may be entitled to retain certain fees or portions thereof paid by borrowers, including modification, waiver, assumption, transfer, processing, consent, review and similar fees, defeasance fees, late fees and application fees.

LREC was also appointed as servicer with respect to mortgage assets held by the Company and its other subsidiaries in August 2022. The Company pays LREC's servicing fees, if any.

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
March 31, 2025

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"), FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of the mortgage. FOAC's obligation to provide further seller eligibility review and backstop guarantee services terminated on the MAXEX Termination Date. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternate Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20 million and (b) minimum available liquidity equal to the greater of (x) $5 million and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternate Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $0 million and 12.2 million as of March 31, 2025 and December 31, 2024, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of March 31, 2025, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2025.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2025, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of March 31, 2025, LCMT had $6.7 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of March 31, 2025, LSF, an affiliate of the Manager, had $19.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of March 31, 2025, LSF had $13.7 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2024, LSF had $28.2 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 11 COMMITMENTS AND CONTINGENCIES (Continued)
As of December 31, 2024, LSF had $16.4 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

Future loan fundings comprise funding for capital improvements, leasing costs, interest and carry costs, and fundings will vary depending on the progress of the business plan and cash flows at the mortgage assets. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying mortgage assets.

NOTE 12 - EQUITY

Common Stock
The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,324,472 and 52,309,209 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through March 31, 2025, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of March 31, 2025, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At March 31, 2025 and December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

Distributions to stockholders

For the taxable year to date, the Company has declared dividends to common stockholders totaling $4,185,958, or $0.08 per share. The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2025	March 31, 2025	April 15, 2025	$4,185,958	$0.080

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the three months ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2025	April 1, 2025	April 15, 2025	$1,181,250	$0.49219

Non-controlling interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2024, are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of March 31, 2025, LCMT had $3,708 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,708 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

Independent Directors Stock-for-Fees Program

Upon the recommendation of the Compensation Committee of the Board, on April 20, 2023, the Board adopted the Independent Directors Stock-for-Fees Program (the “Stock-for-Fees Program”). The purpose of the Stock-for-Fees Program is to promote the long-term success of the Company and further align the

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

NOTE 12 – EQUITY (Continued)
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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company issued 60,578 shares with a weighted-average share price of $2.4338 in 2024 and has issued 15,263 shares with a weighted-average price of $2.7840 pursuant to the Stock-for-Fees Program during the three months ended March 31, 2025.

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

NOTE 13 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Net (loss) income		$(522,568)		$6,980,182

Less dividends:
Common stock	$4,185,958		$3,658,012
Preferred stock	1,184,958		1,184,999
		5,370,916		4,843,011
Undistributed (deficit) earnings		$(5,893,484)		$2,137,171

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.00	$0.08	$0.00	$0.07
Undistributed (deficit) earnings	0.00	(0.11)	0.00	0.04
Total	$0.00	$(0.03)	$0.00	$0.11

	For the three months ended March 31,
	2025	2024
Basic weighted average shares of common stock	52,309,887	52,249,299
Diluted weighted average shares of common stock outstanding	52,309,887	52,249,299

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of March 31, 2025 and December 31, 2024, we were in compliance with all REIT requirements.

As of March 31, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.

NOTE 15 - SUBSEQUENT EVENTS

In April 2025, the Company obtained, through foreclosure, a multifamily property in Dallas, TX, which it holds in the 2021-FL1 CLO. The associated loan was risk rated "5" and had an outstanding principal balance of $15.4 million as of March 31, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, or this "report," we refer to Lument Finance Trust as "we," "us," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Lument Investment Management, as our "Manager" or "Lument IM".

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 10-K, filed with the Securities and Exchange Commission, or SEC, on March 19, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "estimate" "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions, changes in interest rates or inflation and any resulting effect on our borrowers or liquidity, and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2024 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2024 10-K which is available on the Securities and Exchange Commission's website at www.sec.gov.

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
•Floating rate loans tied to one-month term SOFR, and/or an applicable replacement index in the future; and
•Three-year term with two one-year extension options.

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

Recent Developments

The last several quarters have been characterized by significant volatility in U.S. and global markets, driven by heightened inflation, higher interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical uncertainty and political and regulatory uncertainties. Inflation reached generational highs in many economies, prompting central banks to take monetary policy tightening actions that have created and are likely to continue creating headwinds to economic growth.

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
First Quarter 2025 Summary
Operating Results

•Net loss attributable to common stockholders of $1.7 million, or $0.03 per share of common stock
•Distributable Earnings of $4.0 million, or $0.08 per share of common stock
•On March 19, 2025, the Company announced its first quarter common dividend of $0.08 per share of common stock
•On March 19, 2025, the Company announced its first quarter preferred dividend of $0.49219 per share of Series A Preferred Stock
•Book value of common stock as of March 31, 2025 was $171.9 million, or $3.29 per share of common stock

Investment Activity

•Experienced $55.0 million in loan payoffs
•$1.0 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.55%, excluding unamortized purchase discounts of $3.0 million as of March 31, 2025
•Multifamily assets represent 91.9% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $0.8 billion as of March 31, 2025, representing 100% of our secured financings
Factors Impacting Our Operating Results

Market conditions.  The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income, will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rates. This year has been characterized by significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical uncertainty and political and regulatory uncertainties.

Changes in market interest rates.  Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of March 31, 2025, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of December 31, 2024, 99.0% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 0.94%, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of March 31, 2025, the weighted average spread of our commercial loan portfolio was 3.55%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, beginning in March 2022, the U.S. Federal Reserve raised the federal funds rate eleven times, increasing the federal funds target range to 5.25% to 5.50%. On September 18, 2024 the U.S. Federal Reserve lowered interest rates by 0.50% and on November 7, 2024 and December 18, 2024, respectively, the Federal Reserve lowered interest rates by 0.25%. In January, March and May 2025, the U.S. Federal Reserve declined to make any additional changes to interest rates, holding the federal funds target range at 4.25% to 4.50%. Therefore, interest rates remain elevated, and the timing, direction and extent of any future interest rate changes remain uncertain.

In addition to the risk related to fluctuations in cash flows associated with movement in interest rates, there is also the risk of non-performance on floating rate assets. In the case of significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of March 31, 2025, 68.1% of our performing loans have interest rate caps with a weighted-average strike price of 2.3%.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of March 31, 2025, 94.6% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for impairment. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

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

Prepayment speeds.  Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. We have acquired twenty-nine loans and seventeen funded loan advances with an initial aggregate unpaid principal balance of $473.1 million with an aggregate purchase discount of $8.1 million. All of our other commercial mortgage loans were acquired at par. As of March 31, 2025, our aggregate unaccreted purchase discount was $3.0 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to shorter maturities of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO expired in December 2023 and for LMF 2023-1 Financing remains in place through July 2025. While the interest rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income.

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

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended March 31, 2025, we recorded loss per share of $0.03, declared a quarterly common dividend of $0.08 per share, and reported $0.08 per share of Distributable Earnings. In addition, our book value per share was $3.29.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share:

	Three Months Ended
	March 31, 2025	December 31, 2024
Net (loss) income	$(1,707,526)	$5,795,183
Weighted-average shares outstanding, basic and diluted	52,309,887	52,249,299
Net (loss) income per share, basic and diluted	$(0.03)	$0.11
Dividends declared per share	$0.08	$0.07

Distributable Earnings

Distributable Earnings is a non-GAAP financial measure, which we define as GAAP net income (loss) attributable to holders of common stock, or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for that applicable reporting period, regardless of whether such items are included in other comprehensive income (loss) or net income (loss), and (iv) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items after discussions with the Board and approved by a majority of the Company's independent directors.

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

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Refer to Note 14 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Furthermore, Distributable Earnings help us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations and is a performance metric we consider when declaring our dividends.

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income (loss):

	Three Months Ended
	March 31, 2025	December 31, 2024
Net (loss) income attributable to common stockholders	$(1,707,526)	$3,604,879
Unrealized loss on mortgage servicing rights	22,518	(8,978)
Unrealized provision for credit losses	5,697,661	1,781,098
Adjustment for income taxes	8,550	5,457
Distributable Earnings	$4,021,203	$5,382,456
Weighted-average shares outstanding, basic and diluted	52,309,887	52,300,100
Distributable Earnings per share, basic and diluted	$0.08	$0.10

Book Value Per Share

The following table calculates our book value per share:

	March 31, 2025	December 31, 2024
Total stockholders' equity	$231,948,540	$237,799,532
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	171,948,540	177,799,532
Shares of common stock issued and outstanding at period end	52,324,472	52,309,209
Book value per share of common stock(1)	$3.29	$3.40
(1)    Book value as of March 31, 2025 and December 31, 2024 includes the impact of an estimated CECL allowance of $17,060,194 or $0.33 per common share and $11,320,220 or $0.22 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of March 31, 2025, we have determined that we are the primary beneficiary of the 2021-FL1 CLO and the LMF 2023-1 Financing based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations and secured financings.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2024	$1,048,803,078
Proceeds from principal repayments	(54,977,677)
Origination and other fees	(315,943)
Accretion of purchase discount	487,996
Accretion of deferred loan fees	523,944
Provision for credit losses, net	(5,739,974)
Balance at March 31, 2025	$988,781,424

The following table details overall statistics for our loan portfolio as of March 31, 2025 and December 31, 2024:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
March 31, 2025
Loans held-for-investment
Senior secured loans(4)	$1,010,888,938	$1,005,841,618	61	100.0%	7.9%	2.0
Allowance for credit losses	N/A	$(17,060,194)
	$1,010,888,938	$988,781,424	61	100.0%	7.9%	2.0

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1
Allowance for credit losses	N/A	$(11,320,220)
	$1,065,563,646	$1,048,803,078	65	100.0%	8.1%	2.1

(1)    Carrying Value includes $2,978,218 and $3,466,214 in unamortized purchase discounts as of March 31, 2025 and December 31, 2024, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 4.31% and 4.51% as of March 31, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floors of 0.94% and 0.63%, respectively. As of March 31, 2025 and December 31, 2024, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of March 31, 2025, $989,668,838 of the outstanding senior secured loans were held in VIEs and $(887,414) of the outstanding senior loans were held outside of VIEs. As of December 31, 2024, $1,049,886,009 of the outstanding senior secured loans were held in VIEs and $(1,082,931) of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of March 31, 2025:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)
1	Senior secured	December 16, 2021	$54,455,784	$52,725,000	$51,375,000	Daytona Beach, FL	Multifamily	1mS + 3.2	2.1	71.7%
2	Senior secured	March 22, 2022	$32,996,700	$32,053,323	$31,876,244	Seneca, SC	Multifamily	1mS + 3.4	2.3	74.5%
3	Senior secured	June 28, 2022	$31,550,000	$29,940,125	$29,623,930	Dallas, TX	Multifamily	1mS + 3.4	2.6	71.6%
4	Senior secured	June 8, 2021	$31,401,983	$31,400,000	$29,543,566	Miami, FL	Multifamily	1mS + 3.3	0.8	74.3%

5	Senior secured	December 29, 2021	$29,549,146	$27,549,146	$27,549,146	Multi, NC	Multifamily	1mS + 4.0	2.1	59.9%
6	Senior secured	April 19, 2024	$27,120,000	$27,120,000	$27,120,000	Battle Creek, MI	Multifamily	1mS + 3.1	2.4	74.0%
7	Senior secured	June 7, 2021	$27,007,982	$27,007,982	$26,585,176	San Antonio, TX	Multifamily	1mS + 3.5	1.6	80.0%
8	Senior secured	November 2, 2021	$26,049,291	$26,049,291	$26,049,291	Melbourne, FL	Multifamily	1mS + 3.8	1.9	72.1%
9	Senior secured	August 26, 2021	$25,163,008	$25,163,008	$24,468,032	Clarkston, GA	Multifamily	1mS + 3.6	1.7	79.0%
10	Senior secured	October 18, 2021	$24,252,193	$24,252,193	$23,348,000	Cherry Hill, NJ	Multifamily	1mS + 3.1	1.9	72.4%
11	Senior secured	August 26, 2021	$23,370,000	$23,065,021	$22,872,354	Union City, GA	Multifamily	1mS + 3.5	1.8	70.4%
12	Senior secured	March 22, 2022	$22,845,000	$22,308,996	$21,934,375	York, PA	Multifamily	1mS + 3.3	2.3	79.2%
13	Senior secured	November 16, 2021	$21,975,000	$21,975,000	$21,916,753	Dallas, TX	Multifamily	1mS + 3.3	2.0	73.5%
14	Senior secured	July 8, 2022	$23,095,000	$22,118,543	$21,818,465	Arlington, TX	Multifamily	1mS + 3.8	2.7	67.1%
15	Senior secured	April 27, 2022	$53,470,000	$49,050,000	$21,739,237	North Brunswick, NJ	Multifamily	1mS + 3.4	2.4	79.9%
16	Senior secured	August 31, 2021	$21,750,000	$21,725,235	$21,644,684	Houston, TX	Multifamily	1mS + 3.4	1.8	74.2%
17	Senior secured	November 29, 2022	$21,283,348	$20,360,000	$20,360,000	Glendale, WI	Healthcare	1mS + 4.0	2.0	45.0%
18	Senior secured	November 5, 2021	$20,965,000	$19,625,274	$19,625,274	Orlando, FL	Multifamily	1mS + 3.1	1.9	78.1%
19	Senior secured	April 13, 2022	$20,651,725	$18,989,494	$18,989,494	Decatur, GA	Multifamily	1mS + 3.6	2.4	75.7%
20	Senior secured	November 21, 2022	$21,135,000	$18,920,000	$18,920,000	Houston, TX	Healthcare	1mS + 4.0	2.0	67.0%
21	Senior secured	November 23, 2021	$19,925,000	$19,119,983	$18,834,024	Orange, NJ	Multifamily	1mS + 3.3	2.0	78.0%
22	Senior secured	February 2, 2022	$19,740,000	$19,328,491	$18,660,822	Houston, TX	Multifamily	1mS + 3.5	2.2	77.5%
23	Senior secured	February 11, 2022	$20,165,000	$19,695,670	$18,599,480	Tampa, FL	Multifamily	1mS + 3.6	2.3	78.0%
24	Senior secured	April 30, 2024	$19,000,000	$18,500,000	$18,303,744	Garfield, NJ	Multifamily	1mS + 3.5	1.4	66.1%
25	Senior secured	March 31, 2022	$18,140,000	$16,956,276	$16,956,276	Tallahassee, FL	Multifamily	1mS + 3.3	2.3	74.8%
26	Senior secured	November 10, 2022	$18,590,000	$16,690,000	$16,690,000	Austin, TX	Healthcare	1mS + 4.0	2.0	65.0%
27	Senior secured	December 1, 2021	$16,039,141	$16,039,141	$15,449,323	Horn Lake, MS	Multifamily	1mS + 3.4	2.0	75.7%
28	Senior secured	February 1, 2022	$16,160,000	$15,792,145	$15,400,000	San Antonio, TX	Multifamily	1mS + 3.5	2.2	79.8%
29	Senior secured	April 6, 2022	$16,400,000	$16,161,567	$15,347,180	Vineland, NJ	Multifamily	1mS + 3.8	2.3	77.0%
30	Senior secured	February 22, 2022	$18,241,527	$15,524,795	$15,000,000	Philadelphia, PA	Multifamily	1mS + 3.8	2.3	80.0%
31	Senior secured	June 15, 2022	$15,371,600	$15,100,334	$14,511,455	Denton, TX	Multifamily	1mS + 3.9	2.6	73.0%
32	Senior secured	December 2, 2021	$14,510,343	$14,510,343	$14,510,343	Colorado Springs, CO	Multifamily	1mS + 3.1	2.0	72.5%
33	Senior secured	July 26, 2022	$17,100,000	$14,886,485	$14,351,599	Atlanta, GA	Multifamily	1mS + 3.7	2.7	65.2%
34	Senior secured	April 27, 2022	$15,000,000	$14,171,704	$14,171,704	Houston, TX	Multifamily	1mS + 3.7	2.4	79.6%
35	Senior secured	November 21, 2022	$15,735,000	$14,030,000	$14,030,000	Southlake, TX	Healthcare	1mS + 4.0	2.0	48.0%
36	Senior secured	December 28, 2021	$13,864,376	$13,864,376	$13,864,376	Houston, TX	Multifamily	1mS + 3.3	0.3	71.2%

37	Senior secured	April 12, 2021	$13,666,721	$13,666,721	$13,666,721	Cedar Park, TX	Multifamily	1mS + 3.9	1.4	66.7%
38	Senior secured	June 10, 2022	$15,250,000	$14,598,318	$13,625,505	Blakely, PA	Multifamily	1mS + 3.9	2.6	75.0%
39	Senior secured	October 6, 2023	$13,191,852	$13,191,852	$13,191,852	Garfield, NJ	Multifamily	1mS + 4.0	0.8	65.5%
40	Senior secured	December 20, 2024	$60,000,000	$58,665,797	$13,000,000	Olympia, WA	Multifamily	1mS + 3.8	5.1	68.5%
41	Senior secured	January 25, 2022	$13,000,000	$12,406,810	$12,249,079	Corpus Christi, TX	Multifamily	1mS + 3.6	2.2	78.8%
42	Senior secured	December 28, 2021	$37,248,794	$37,248,794	$12,203,341	Houston, TX	Multifamily	1mS + 3.3	0.3	71.2%
43	Senior secured	May 12, 2022	$12,750,000	$11,926,591	$11,926,591	Ypsilanti, MI	Multifamily	1mS + 3.5	2.5	68.4%
44	Senior secured	December 10, 2021	$11,815,776	$11,815,776	$11,662,582	Los Angeles, CA	Multifamily	1mS + 3.6	1.3	67.9%
45	Senior secured	March 4, 2022	$12,047,625	$11,738,608	$11,467,505	Houston, TX	Multifamily	1mS + 3.5	2.3	78.3%
46	Senior secured	October 28, 2021	$12,250,000	$12,020,228	$11,202,535	Tampa, FL	Multifamily	1mS + 3.1	1.9	75.7%
47	Senior secured	April 23, 2021	$11,600,000	$11,464,693	$10,986,357	Tualatin, OR	Multifamily	1mS + 3.3	1.4	73.9%
48	Senior secured	May 3, 2022	$11,349,250	$11,056,240	$10,818,945	Port Richey, FL	Multifamily	1mS + 3.6	2.4	79.1%
49	Senior secured	December 29, 2021	$10,795,115	$10,795,116	$10,615,094	Phoenix, AZ	Multifamily	1mS + 3.8	2.1	75.9%
50	Senior secured	June 28, 2022	$10,531,845	$10,531,845	$10,531,845	Colorado Springs, CO	Multifamily	1mS + 3.9	2.6	73.1%
51	Senior secured	September 30, 2021	$10,522,226	$10,522,226	$10,305,308	Clearfield, UT	Multifamily	1mS + 3.3	0.8	68.0%
52	Senior secured	July 14, 2022	$10,153,000	$9,779,706	$9,429,206	Bradenton, FL	Multifamily	1mS + 3.9	2.7	74.4%
53	Senior secured	August 5, 2022	$10,232,000	$9,127,649	$9,127,649	San Antonio, TX	Multifamily	1mS + 4.4	2.7	75.0%
54	Senior secured	June 22, 2022	$9,772,000	$8,593,992	$8,175,500	Des Moines, IA	Multifamily	1mS + 4.0	2.6	72.0%
55	Senior secured	May 26, 2022	$8,149,098	$8,149,098	$8,116,833	Haltom City, TX	Multifamily	1mS + 4.0	2.5	74.4%
56	Senior secured	September 28, 2021	$8,125,000	$7,286,000	$7,286,000	Chicago, IL	Multifamily	1mS + 3.8	1.8	75.9%
57	Senior secured	October 7, 2022	$7,000,000	$7,000,000	$7,000,000	Fairborn, OH	Multifamily	1mS + 4.1	0.9	79.1%
58	Senior secured	October 24, 2022	$6,100,000	$6,100,000	$6,100,000	Various, FL	Healthcare	1mS + 4.5	0.9	71.0%
59	Senior secured	June 3, 2022	$6,067,500	$6,067,500	$6,067,500	Deer Park, NY	Self Storage	1mS + 3.6	2.5	72.5%
60	Senior secured	April 30, 2021	$5,472,000	$5,472,000	$5,285,500	Daytona Beach, FL	Multifamily	1mS + 3.8	1.4	77.4%
61	Senior secured	October 6, 2023	$4,808,148	$4,808,148	$4,808,148	Garfield, NJ	Multifamily	1mS + 4.0	0.8	65.5%

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

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of March 31, 2025 or December 31, 2024.

During the period ended March 31, 2025, management identified a loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however, no specific allowance for credit losses were required after analysis of the underlying collateral value. This loan has been on non-accrual status since June 30, 2024 as a result of monetary default, with interest collections accounted for under the cost recovery method. During the three months ended March 31, 2025, the Company applied $0.3 million in interest received from the borrower as a reduction in the carrying basis of this loan.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Orlando, FL, with an unpaid principal value of $19.6 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however no specific allowance for credit losses were required after analysis of the underlying collateral. This loan has been on non-accrual status since December 31, 2024, as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended March 31, 2025, the Company recognized $0.4 million of interest on this loan.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in San Antonio, TX, with an unpaid principal value of $15.4 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; a specific allowance of $2.4 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since December 31, 2024 as a result of the technical default, with interest recognized as income on a cash basis. During the three months ended March 31, 2025, the Company recognized $0.1 million of interest on this loan.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Colorado Springs, CO, with an unpaid principal value of $10.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $1.5 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended March 31, 2025, the Company recognized $0.1 million of interest on this loan.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Houston, TX, with an unpaid principal value of $11.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.5 million for credit losses was required after analysis of the underlying collateral value.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Clarkston, GA, with an unpaid principal value of $24.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $3.8 million for credit losses was required after analysis of the underlying collateral value.

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Ypsilanti, MI, with an unpaid principal value of $11.9 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $2.9 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since March 31, 2025 as a result of the monetary default, with interest recorded as income on a cash basis.

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Dallas, TX, with an unpaid principal value of $31.6 million as requiring individual evaluation for a specific allowance for credit losses due to technical default, and a resulting risk rating of "5"; however no specific allowance for credit losses was required after analysis of the underlying collateral value. In the first quarter of 2025, this loan was modified as discussed below and transitioned to a risk rating of "3".

During the period ended December 31, 2024, management identified a loan, collateralized by two healthcare properties in Polk County, FL, with an unpaid aggregate principal value of $6.1 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.6 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual as of December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis. In the first quarter of 2025, this loan transitioned to a risk rating of "4", is performing on its interest payments and returned to accrual status.

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

In March 2025, in connection with a loan assumption, the Company modified a risk-rated 5 multifamily loan located in Dallas, TX, with an outstanding principal balance of $31.9 million. The terms of the modification included, among other things, a $2.0 million principal repayment, a term extension of two years, a reduction in credit spread from 3.9% to 3.4% and a purchase of a replacement interest rate cap.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The average risk rating of the portfolio remained consistent during the three months ended March 31, 2025. The change in underlying risk rating consisted of loans that paid off with a risk rating of "3" of $51.7 million, a risk rating of "4" of $1.0 million and a risk rating of "5" of $2.0 million during the three months ended March 31, 2025. Additionally, $18.9 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $155.2 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $100.3 million of loans with a risk rating of "4" transitioned to a risk rating of "3", $47.9 million of loans with a risk rating of "4" transitioned to a risk rating of "5", $29.6 million of loans with a risk rating of "5" transitioned to a risk rating of "3" and $6.1 million of loans with a risk rating of "5" transitioned to a risk rating of "4". The following table presents the principal balance and net book value based on the Company's internal risk ratings as of March 31, 2025:

	March 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—
2	4	76,760,000	27,070,437	—	49,407,848	—
3	30	520,736,897	31,085,962	—	154,791,261	329,876,961
4	20	304,972,794	—	17,916,725	208,599,221	74,141,021
5	7	108,419,247	—	—	55,576,115	40,315,873
	61	$1,010,888,938	$58,156,399	$17,916,725	$468,374,445	$444,333,855

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations and secured financings. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions.

The following table summarizes our financing agreements:

	March 31, 2025					December 31, 2024
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$655,817,323	$657,461,909	$655,817,323	$—	$679,248,696
Secured Financings	Non-Mark-to-Market	353,375,633	353,427,029	353,375,633	—	386,300,000
Secured term loan	Non-Mark-to-Market	47,750,000	N/A	47,750,000	—	47,750,000
		$1,056,942,956		$1,056,942,956	$—	$1,113,298,696

(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us. Collateralized loan obligations maximum facility size reduced by repayment of Class A Notes of $344.2 million and secured financings maximum facility size reduced by repayment of Class A Loans of $32.9 million. Includes $166.3 million in collateralized loan obligations retained interests and $68.6 million in secured financings retained interests that are eliminated in consolidation in our balance sheets at March 31, 2025 and December 31, 2024, respectively.
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

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate int in the issuing vehicle of approximately
$68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms. The financing has an initial two-year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.

The following table presents certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing as of March 31, 2025:

As of March 31, 2025
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	61	$1,010,888,938	$989,668,838	7.86%
Financing provided	2	$774,342,955	$772,285,071	6.58%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $3,076,726 and allowance for credit loss of $17,060,194 as of March 31, 2025. The carrying value for LMF 2023-1 Financing is net of debt issuance costs of $2,057,885 for March 31, 2025.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 4.31% as of March 31, 2025, inclusive of weighted average interest rate floors of 0.94% and spreads of 3.55%. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 4.32% as of March 31, 2025 and spreads of 2.26% as of March 31, 2025.

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

Borrowings under the Secured Term Loan bear interest at a fixed rate of 7.25% for the six-year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the sixth anniversary of the borrowing of the Senior Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until maturity. On February 24, 2025, the interest rate on the Secured Term Loan stepped up to 7.50%.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2025 and December 31, 2024, we were in compliance with these covenants.

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

Commercial Mortgage Loans Held-for-Investment

The Company recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" on the consolidated balance sheets.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2025 and December 31, 2024:

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

	March 31, 2025
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$988,781,424	$626,769	$63,520,405	$1,052,928,598
Collateralized Loan Obligations	(772,285,071)	—	—	(772,285,071)
Other(3)	3,154,921	—	(5,220,524)	(2,065,603)
Restricted Cash	1,001,654	—	—	1,001,654
Capital Allocated	$220,652,928	$626,769	$58,299,881	$279,579,578
% Capital	78.9%	0.2%	20.9%	100.0%

	December 31, 2024
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,048,803,078	$649,287	$69,173,444	$1,118,625,809
Collateralized Loan Obligations	(828,390,189)	—	—	(828,390,189)
Other(3)	3,334,458	—	(10,591,605)	(7,257,147)
Restricted Cash	2,390,654	—	—	2,390,654
Capital Allocated	$226,138,001	$649,287	$58,581,839	$285,369,127
% Capital	79.3%	0.2%	20.5%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, prepaid and other assets, interest payable, dividends payable and accrued expenses and other liabilities.

Results of Operations

The table below presents information from our Statement of Operations for the three month ended March 31, 2025 and December 31, 2024, respectively:

	Three Months Ended March 31, 2025		Three Months Ended December 31, 2024
	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$21,684,890		$25,847,416
Cash and cash equivalents	624,967		530,330
Interest expense:
Collateralized loan obligations and secured financings	(13,636,474)		(16,073,574)
Secured term loan	(938,849)		(947,510)
Net interest income	7,734,534		9,356,662
Expenses:
Management and incentive fees	1,113,314		1,122,803
General and administrative expenses	924,060		972,979
Operating expenses reimbursable to Manager	404,620		505,943
Other operating expenses	40,009		96,447
Compensation expense	111,250		111,250
Total expenses	2,593,253		2,809,422
Other income and expense:
Provision for credit losses, net	(5,697,661)		(1,781,098)
Change in unrealized (loss) gain on mortgage servicing rights	(22,518)		8,978
Servicing income, net	64,880		20,174
Total other income and expense	(5,655,299)		(1,751,946)
Net(loss) income before provision for income taxes	(514,018)		4,795,294
Provision for income taxes	(8,550)		(5,457)
Net (loss) income	(522,568)	$(522,568)	4,789,837
Dividends accrued to preferred stockholders	(1,184,958)		(1,184,958)
Net (loss) income attributable to common stockholders	$(1,707,526)		$3,604,879
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(1,707,526)		$3,604,879
Weighted average number of shares of common stock outstanding	52,309,887		52,300,100
Basic and diluted income per share	$(0.03)		$0.07
Dividends declared per share of common stock	$0.08		$0.17

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

Net (Loss) Income Summary

For the three months ended March 31, 2025, our net loss attributable to common stockholders was $(1,707,526), or $0.03 basic and diluted net loss per average share, compared with net income of $3,604,879, or $0.07 basic and diluted net income per average share, for the three months ended December 31, 2024.  The principal drivers of this net income decrease were a decrease in net interest income from $9,356,662 for the three months ended December 31, 2024 to $7,734,534 for the three months ended March 31, 2025, an increase in total other expense from $1,751,946 for the three months ended December 31, 2024 to $5,655,299 for the three months ended March 31, 2025 due to specific reserves taken on risk-rated "5" multifamily loans, partially offset by a decrease in total expenses from $2,809,422 for the three months ended December 31, 2024 to $2,593,253 for the three months ended March 31, 2025.

Net Interest Income

For the three months ended March 31, 2025 and the three months ended December 31, 2024, our net interest income was $7,734,534 and $9,356,662, respectively. The decrease was primarily due to (i) an $84.3 million decrease in weighted-average principal balance of our loan portfolio; (ii) a 43bps decrease in weighted-average floating rate of our loan portfolio for the three months ended March 31, 2025 compared to three months ended December 31, 2024; (iii) a 5bps decrease in weighted-average spread of our loan portfolio; (iv) a decrease in exit fees of $0.4 million; (v) a decrease in accretion of purchase discount of $0.4 million and (vi) an 8bps increase in weighted-average spread of our secured borrowing liabilities. This was partially offset by (i) a $83.2 million decrease in weighted-average principal balance of our secured borrowings; (i) a 39bps decrease in weighted-average floating rate of secured borrowing liabilities and (iii) an increase in extension fees of $0.7 million.

As disclosed above, we experienced a decrease in exit fees in the three months ended March 31, 2025. For the three months ended March 31, 2025, we experienced loan payoffs on seven loans with net principal balances of $47.5 million which generated exit fees of $0.7 million included in interest income and one loan with net unpaid principal balance of $7.2 million which waived exit fees of $0.1 million resulting in a reduction to expenses reimbursement of $0.0 million included in operating expenses reimbursable to Manager. For the three months ended December 31, 2024, we experienced loan payoffs on eleven loans with net principal balances of $127.2 million which generated exit fees of $1.1 million included in interest income and one loan with net unpaid principal balance of $15.2 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager.

Expenses

For the three months ended March 31, 2025, we incurred management and incentive fees of $1,113,314 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,479,939, of which $404,620 was payable to our Manager and $1,075,319 was payable directly by us.

For the three months ended December 31, 2024, we incurred management and incentive fees of $1,122,803 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,686,619 of which $505,943 was payable to our Manager and $1,180,676 was payable directly by us.

The period-over-period decrease in expenses primarily reflects a decrease to accounting, legal, professional and expense reimbursement fees which more than offset an increase in audit fees.

Other (Loss)

For the three months ended March 31, 2025, our other loss was $5,655,299. This loss was driven by provision for credit losses of $5,697,661 due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the company's model-based general reserve and net unrealized loss on mortgage servicing rights of $22,518 as a result in reduction in principal balances, which more than offset net servicing income of $64,880.

For the three months ended December 31, 2024, our other loss was $1,751,946. This loss was primarily driven by provision for credit losses of $1,781,098 due to specific reserves taken on risk-rated "5" multifamily loans and changes in macroeconomic assumptions employed in determining the company's model-based general reserve, which more than offset net servicing income of $20,174 and net unrealized gains on mortgage servicing rights of $8,978 as a result of increased interest rates in the period.

The period-over-period decrease to other loss was primarily due to the change in provision for credit losses.

Income Tax Provision

For the three months ended March 31, 2025, the Company recognized a provision for income taxes of $8,550 and for the three months ended December 31, 2024, the Company recognized a provision for income taxes in the amount of $5,457. The period-over-period increase in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

 Results of Operations

The table below presents information from our Statement of Operations for the three months ended March 31, 2025 and March 31, 2024, respectively:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$21,684,890	$34,790,118
Cash and cash equivalents	624,967	651,403
Interest expense:
Collateralized loan obligations and secured financings	(13,636,474)	(21,511,754)
Secured Term Loan	(938,849)	(937,210)
Net interest income	7,734,534	12,992,557
Expenses:
Management and incentive fees	1,113,314	2,568,207
General and administrative expenses	924,060	1,134,136
Operating expenses reimbursable to Manager	404,620	470,167
Other operating expenses	40,009	36,480
Compensation expense	111,250	58,750
Total expenses	2,593,253	4,267,740
Other income and expense:
Provision for credit losses, net	(5,697,661)	(1,776,873)
Change in unrealized (loss) gain on mortgage servicing rights	(22,518)	4,627
Servicing income, net	64,880	38,503
Total other income and expense	(5,655,299)	(1,733,743)
Net (loss) income before provision for income taxes	(514,018)	6,991,074
Provision for income taxes	(8,550)	(10,892)
Net (loss) income	(522,568)	6,980,182
Dividends accrued to preferred stockholders	(1,184,958)	(1,184,999)
Net (loss) income attributable to common stockholders	$(1,707,526)	$5,795,183
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(1,707,526)	$5,795,183
Weighted average number of shares of common stock outstanding	52,309,887	52,249,299
Basic and diluted income per share	$(0.03)	$0.11
Dividends declared per share of common stock	$0.08	$0.07

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net (Loss) Income Summary

For the three months ended March 31, 2025, our net loss attributable to common stockholders was $(1,707,526), or $0.03 basic and diluted net loss per average share, compared with net income of $5,795,183, or $0.11 basic and diluted net income per average share, for the three months ended March 31, 2024.  The principal drivers of this net income decrease were a decrease in net interest income from $12,992,557 for the three months ended March 31, 2024 to $7,734,534 for the three months ended March 31, 2025, and an increase in total other expense from $1,733,743 for the three months ended March 31, 2024 to $5,655,299 for the three months ended March 31, 2025 due to specific reserves taken on risk-rated "5" multifamily loans, partially offset by a decrease in total expenses from $4,267,740 for the three months ended March 31, 2024 to $2,593,253 for the three months ended March 31, 2025.

Net Interest Income

For the three months ended March 31, 2025 and the three months ended March 31, 2024, our net interest income was $7,734,534 and $12,992,557, respectively. The decrease was primarily due to (i) a $298.9 million decrease in weighted-average principal balance of our loan portfolio; (ii) a 105bps decrease in weighted-average floating rate of our loan portfolio for the three months ended March 31, 2025 compared to the corresponding period in 2024 and (iii) a 6bps decrease in weighted-average spread of our loan portfolio; (iv) a decrease in exit fees of $0.1 million; (v) a decrease in accretion of purchase discount of $0.2 million; (vi) a 71bps increase in weighted-average spread of our secured borrowing liabilities and (vii) one-time income of $2.5 million related to the resolution of the defaulted Columbus, Ohio loans for the three months ended March 31, 2024. This was partially offset by (i) a $299.2 million decrease in weighted-average principal balance of our secured borrowings; (i) a 101bps decrease in weighted-average floating rate of secured borrowing liabilities and (iii) an increase in extension fees of $0.5 million.

As disclosed above, we experienced a decrease in exit fees in the three months ended March 31, 2025. For the three months ended March 31, 2025, we experienced loan payoffs on seven loans with net principal balances of $47.5 million which generated exit fees of $0.7 million included in interest income and one loan with net unpaid principal balance of $7.2 million which waived exit fees of $0.1 million resulting in a reduction in expense reimbursement of $0.0 million included in operating expenses reimbursable to Manager. For the three months ended March 31, 2024, we experienced loan payoffs on five loans with net principal balances of $67.5 million which generated exit fees of $0.8 million included in interest income and one loan with net unpaid principal balance of $17.5 million which waived exit fees of $0.2 million resulting in a reduction to expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager.

Expenses

For the three months ended March 31, 2025, we incurred management and incentive fees of $1,113,314 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,479,939, of which $404,620 was payable to our Manager and $1,075,319 was payable directly by us.

For the three months ended March 31, 2024, we incurred management and incentive fees of $2,568,207 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,699,533 of which $470,167 was payable to our Manager and $1,229,366 was payable directly by us.

The period-over-period decrease in expenses primarily reflects a decrease to incentive, accounting, professional, expense reimbursement and CLO fees which more than offset an increase in audit and compensation fees.

Other (Loss)

For the three months ended March 31, 2025, our other loss was $5,655,299. This loss was primarily driven by provision for credit losses of $5,697,661 due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the company's model-based general reserve and net unrealized loss on mortgage servicing rights of $22,518 as a result in reduction in principal balances, which more than offset net servicing income of $64,880.

For the three months ended March 31, 2024, our other loss was $1,733,743. This loss was driven by provision for credit losses of $1,776,873 primarily related to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve which reflects softening in CRE prices, which more than offset net servicing income of $38,503 and net unrealized gains on mortgage servicing rights of $4,627 as a result of increased interest rates in the period.

The period-over-period decrease to other loss was primarily due to the change in the provision for credit losses.

Income Tax Provision

For the three months ended March 31, 2025, the Company recognized a provision for income taxes of $8,550 and for the three months ended March 31, 2024, the Company recognized a provision for income taxes in the amount of $10,892. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities, primarily derived from our retained beneficial interest in CRE CLOs and secured financings. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed the LMF 2023-1 Financing placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of March 31, 2025, our balance sheet included $47.8 million of a secured term loan and $0.8 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026, our collateralized loan financing is term-matched and matures in 2039 or later and our collateralized financing is match-termed and matures in 2032 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations to secure alternative financing facilities or to raise additional common or preferred equity. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in 2025 an expectation of slower rate decreases moving forward. The higher-for-longer interest rate environment and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

Our primary driver of cash flows from operating activities is from interest received from the junior retained notes and preferred shares of our CRE CLO and secured financing. The CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests, which would negatively impact our liquidity. In order to mitigate the risk of such tests not being satisfied, or to prevent the failure of such tests, the Company amongst other things, may elect to utilize unrestricted cash to purchase defaulted mortgage assets or credit risk mortgage assets (as such terms are used in respective indentures) out of the 2021-FL1 CLO or LMF 2023-1 Financing, such that the resulting buyout proceeds are used to pay down the outstanding bonds of the 2021-FL1 CLO or LMF 2023-1 Financing or otherwise to allow such tests to be satisfied. There is currently a heightened possibility that the Company may use unrestricted cash in such a manner.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2025, we had unrestricted cash and cash equivalents of $63.5 million, compared to $69.2 million as of December 31, 2024.

As of March 31, 2025, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.50%. As of March 31, 2025, the ratio of our recourse debt to equity was 0.2:1.

As of March 31, 2025, we consolidated the assets and liabilities of the 2021-FL1 CLO and LMF 2023-1 Financing. The assets of the 2021-FL1 CLO and LMF 2023-1 Financing are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of March 31, 2025, the carrying value of these non-recourse liabilities aggregated to $772.3 million. As of March 31, 2025, our total debt to equity ratio was 3.6:1 on a GAAP basis.

As of March 31, 2025, LCMT had $6.7 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	2025	2024
Cash Flows From Operating Activities	$4,093,897	$9,077,839
Cash Flows From Investing Activities	55,293,620	80,093,383
Cash Flows From Financing Activities	(66,429,556)	(76,042,860)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(7,042,039)	$13,128,362

During the three months ended March 31, 2025, cash, cash equivalents and restricted cash decreased by $7.0 million and for the three months ended March 31, 2024, cash, cash equivalents and restricted cash increased by $13.1 million.

Operating Activities

For the three months ended March 31, 2025 and 2024, net cash provided by operating activities totaled $4.1 million and $9.1 million, respectively. For the three months ended March 31, 2025, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing of $7.2 million, interest received on cash accounts of $0.6 million exceeding cash interest expense paid on our Secured Term Loan of $0.9 million, management and incentive fees of $1.1 million, expense reimbursements of $0.4 million and other operating expenditures of $1.4 million. For the three months ended March 31, 2024, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO of $10.4 million, interest received from our senior secured loans held outside VIE's we consolidate of $2.5 million and interest received on cash accounts of $0.6 million exceeding cash interest expense paid on our Secured Term Loan of $0.9 million, management and incentive fees of $1.1 million, expense reimbursement of $0.5 million and other operating expenditures of $2.2 million.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities totaled $55.3 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period. For the three months ended March 31, 2024, net cash provided by investing activities totaled $80.1 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities totaled $66.4 million and primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO and the LMF 2023-1 Financing of $56.4 million, payments of common stock dividends of $8.9 million and payments of preferred stock dividends of $1.2 million. For the three months ended March 31, 2024, net cash used in financing activities totaled $76.0 million primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO of $71.2 million, payments of common stock dividends of $4.3 million and payment of preferred stock dividends of $1.2 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2025, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of March 31, 2025, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On March 19, 2025, we announced that our Board had declared a cash dividend rate for the first quarter of 2025 of $0.08 per share of common stock which was paid on April 15, 2025 and declared a cash dividend rate for the first quarter of 2025 of $0.49219 per share of Series A Preferred Stock which was paid on April 15, 2025.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2025. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A. Risk Factors

Other than items noted below, there have been no material changes to the Risk Factors previously disclosed in Part IA in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In addition, political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on imports of foreign goods and has indicated a willingness to impose additional tariffs on imports of non-U.S. products. Some foreign governments, including China, have instituted retaliatory tariffs on U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy therefrom, could result in an economic recession and a decline in real estate values which could impair the value of our loans and harm our operations and our ability to make distributions to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

LUMENT FINANCE TRUST, INC.

Dated: May 12, 2025	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: May 12, 2025	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)