Form 10-Q
period 2025-09-30
Lument Finance Trust, Inc.
filed 2025-11-12
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2025
Common stock, $0.01 par value	52,364,930

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2025(1)	December 31, 2024(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$56,022,352	$69,173,444
Restricted cash	823,644	2,390,654
Commercial mortgage loans held-for-investment, at amortized cost	835,863,888	1,060,123,298
Less: Allowance for credit losses	(14,020,408)	(11,320,220)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	821,843,480	1,048,803,078
Real estate owned, held-for-investment, net	49,258,301	—
Real estate owned, held-for-sale	8,871,841	—
Mortgage servicing rights, at fair value	565,613	649,287
Accrued interest receivable	4,413,591	5,945,874
Investment related receivable	10,615,094	—
Other assets	3,305,441	1,632,041
Total assets	$955,719,357	$1,128,594,378

LIABILITIES AND EQUITY
LIABILITIES
Collateralized loan obligations and secured financings, net	669,775,299	828,390,189
Secured term loan, net	47,656,470	47,470,094
Accrued interest payable	2,017,943	2,697,963
Dividends payable	3,095,889	9,890,066
Fees and expenses payable to Manager	1,451,325	1,574,218
Other liabilities(2)	1,650,130	672,816
Total liabilities	725,647,056	890,695,346

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized,52,364,930 and 52,309,209 shares issued and outstanding, at September 30, 2025 and December 31, 2024, respectively	523,651	523,093
Additional paid-in capital	314,837,047	314,700,120
Cumulative distributions to stockholders	(217,677,774)	(204,701,714)
Accumulated earnings	75,034,942	70,023,098
Total stockholders' equity	229,972,801	237,799,532
Noncontrolling interests	$99,500	$99,500
Total equity	$230,072,301	$237,899,032

Total liabilities and equity	$955,719,357	$1,128,594,378

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of September 30, 2025 and December 31, 2024, assets of consolidated VIEs totaled $894,395,215 and $1,058,138,406, respectively and the liabilities of consolidated VIEs totaled $672,585,820 and $831,001,605 respectively. See Note 4 for further discussion.

(2)     Includes $9,554 and $57,554 of Current Expected Credit Loss ("CECL") allowance related to unfunded commitments on commercial mortgage loans, net as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$17,696,281	$28,926,111	$59,357,526	$93,553,383
Cash and cash equivalents	592,519	744,724	1,820,049	2,197,768
Interest expense:
Collateralized loan obligations and secured financings	(12,213,561)	(19,238,862)	(38,496,809)	(60,929,273)
Secured term loan	(1,023,777)	(947,510)	(2,933,991)	(2,821,931)
Net interest income	5,051,462	9,484,463	19,746,775	31,999,947
Expenses:
Management and incentive fees	1,099,959	1,126,820	3,515,799	5,507,768
General and administrative expenses	1,144,444	1,160,346	3,075,465	3,425,430
Operating expenses reimbursable to Manager	451,778	418,553	1,351,199	1,293,627
Other operating expenses	269,732	80,098	411,491	138,036
Compensation expense	111,250	111,250	333,750	333,750
Total expenses	3,077,163	2,897,067	8,687,704	10,698,611
Other income and expense:
Release of (provision for) credit losses, net	29,660	(317,448)	(5,762,769)	(3,494,024)
Net income (expense) from real estate owned operations	(188,945)	—	(327,722)	—
Change in unrealized loss on mortgage servicing rights	(24,700)	(46,017)	(83,674)	(51,664)
Servicing income, net	50,423	60,283	128,502	117,056
Total other income and expense	(133,562)	(303,182)	(6,045,663)	(3,428,632)
Net income before provision for income taxes	1,840,737	6,284,214	5,013,408	17,872,704
Benefit from (provision for) income taxes	2,902	(3,489)	(1,564)	(13,351)
Net income	1,843,639	6,280,725	5,011,844	17,859,353
Dividends accrued to preferred stockholders	(1,185,042)	(1,185,041)	(3,555,042)	(3,555,041)
Net income attributable to common stockholders	$658,597	$5,095,684	$1,456,802	$14,304,312
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$658,597	$5,095,684	$1,456,802	$14,304,312
Weighted average number of shares of common stock outstanding	52,352,469	52,283,669	52,331,709	52,266,444
Basic and diluted income per share	$0.01	$0.10	$0.03	$0.27
Dividends declared per share of common stock	$0.04	$0.08	$0.18	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2024	2,400,000	$57,254,935	52,309,209	$523,093	$314,700,120	$(204,701,714)	$70,023,098	$237,799,532	$99,500	$237,899,032
Issuance of common stock	—	—	15,263	153	42,339	—	—	$42,492	—	$42,492
Net loss	—	—	—	—	—	—	(522,568)	$(522,568)	—	$(522,568)
Common dividends declared	—	—	—	—	—	(4,185,958)	—	$(4,185,958)	—	$(4,185,958)
Preferred dividends declared	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2025	2,400,000	$57,254,935	52,324,472	$523,246	$314,742,459	$(210,072,630)	$69,500,530	$231,948,540	$99,500	$232,048,040
Issuance of common stock	—	—	16,574	166	42,330	—	—	$42,496	—	$42,496
Net income	—	—	—	—	—	—	3,690,773	$3,690,773	—	$3,690,773
Common dividends declared	—	—	—	—	—	(3,140,463)	—	$(3,140,463)	—	$(3,140,463)
Preferred dividends declared	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at June 30, 2025	2,400,000	$57,254,935	52,341,046	$523,412	$314,784,789	$(214,398,135)	$73,191,303	$231,356,304	$99,500	$231,455,804
Issuance of common stock, net	—	—	23,884	239	52,258	—	—	$52,497	—	$52,497
Net income			—	—	—	—	1,843,639	$1,843,639	—	$1,843,639
Common dividends declared	—	—	—	—	—	(2,094,597)	—	$(2,094,597)	—	$(2,094,597)
Preferred dividends declared	—	—	—	—	—	(1,185,042)	—	$(1,185,042)	—	$(1,185,042)
Balance at September 30, 2025	2,400,000	57,254,935	52,364,930	523,651	314,837,047	(217,677,774)	75,034,942	229,972,801	99,500	230,072,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2023	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380
Issuance of common stock	—	—	8,684	87	19,860	—	—	19,947	—	19,947
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	(14,196)	—	(14,196)
Net income	—	—	—	—	—	—	6,980,182	6,980,182	—	6,980,182
Common dividends declared	—	—	—	—	—	(3,658,012)	—	(3,658,012)	—	(3,658,012)
Preferred dividends declared	—	—	—	—	—	(1,184,999)	—	(1,184,999)	—	(1,184,999)
Balance at March 31, 2024	2,400,000	$57,254,935	52,257,315	$522,574	$314,592,963	$(183,888,760)	$54,354,090	$242,835,802	$99,500	$242,935,302
Issuance of common stock	—	—	17,915	179	42,315	—	—	42,494	—	42,494
Cost of issuing common stock	—	—	—	—	(14,196)	—	—	(14,196)	—	(14,196)
Net income	—	—	—	—	—	—	4,598,446	4,598,446	—	4,598,446
Common dividends declared	—	—	—	—	—	(4,182,019)	—	(4,182,019)	—	(4,182,019)
Preferred dividends declared	—	—	—	—	—	(1,185,001)	—	(1,185,001)	—	(1,185,001)
Balance at June 30, 2024	2,400,000	$57,254,935	52,275,230	$522,753	$314,621,082	$(189,255,780)	$58,952,536	$242,095,526	$99,500	$242,195,026
Issuance of common stock	—	—	16,877	169	42,327	—	—	42,496	—	42,496
Cost of issuing common stock	—	—	—	—	(5,616)	—	—	(5,616)	—	(5,616)
Net income	—	—	—	—	—	—	6,280,725	6,280,725	—	6,280,725
Common dividends declared	—	—	—	—	—	(4,183,368)	—	(4,183,368)	—	(4,183,368)
Preferred dividends declared	—	—	—	—	—	(1,185,041)	—	(1,185,041)	—	(1,185,041)
Balance at September 30, 2024	2,400,000	$57,254,935	52,292,107	$522,922	$314,657,793	$(194,624,189)	$65,233,261	$243,044,722	$99,500	$243,144,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Cash flows from operating activities:
Net income	$5,011,844	$17,859,353
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(1,537,970)	(2,656,178)
Accretion of deferred loan fees	(2,120,794)	(172,598)
Amortization of deferred offering costs	—	(34,008)
Amortization of deferred financing costs	946,596	2,847,760
Provision for credit losses, net	5,810,769	3,456,487
Depreciation and amortization	483,562	—
Unrealized loss on mortgage servicing rights	83,674	51,664
Non-cash compensation expense	137,484	104,938
Net change in:
Accrued interest receivable	1,532,284	1,765,615
Other assets	(1,673,400)	463,947
Accrued interest payable	(680,020)	(939,642)
Fees and expenses payable to Manager	(122,893)	(100,929)
Other liabilities	977,314	(1,845,591)
Net cash provided by operating activities	8,848,450	20,800,818
Cash flows from investing activities:
Purchase and funding of commercial mortgage loans held-for-investment	(3,605,000)	(45,423,744)
Principal payments from commercial mortgage loans held-for-investment	156,526,714	247,009,674
Restricted cash assumed from acquisition of real estate owned	1,717,750	—
Capital expenditures on real estate owned, held-for-investment	(861,706)	—
Deferred loan fees	1,801,036	—
Net cash provided by investing activities	155,578,794	201,585,930
Cash flows from financing activities:
Payment of collateralized loan obligations and secured financings	(159,375,110)	(193,776,773)
Dividends paid on common stock	(16,218,986)	(11,497,434)
Dividends paid on preferred stock	(3,551,250)	(3,551,250)
Net cash (used in) financing activities	(179,145,346)	(208,825,457)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,718,102)	13,561,291
Cash, cash equivalents and restricted cash, beginning of period	71,564,098	51,517,192
Cash, cash equivalents and restricted cash, end of period	$56,845,996	$65,078,483

Supplemental disclosure of cash flow information
Cash paid for interest	$41,164,453	$61,843,086
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$3,095,889	$5,184,660
Transfer of senior loan to real estate owned, held-for-investment	$48,880,159	$—
Transfer of senior loan to real estate owned, held-for-sale	$8,871,841	$—
Loan principal payments held by a servicer	$10,615,094	$18,822,381
Accrued capital expenditures on real estate owned	$15,256	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

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

Our Chief Executive Officer is the Chief Operating Decision Maker ("CODM") who allocates resources and assesses financial performance. The CODM reviews net income (loss) attributable to LFT and assesses the performance of LFT's current portfolio of leveraged commercial real estate loans and real estate owned properties and makes operating decisions accordingly. As a result, LFT conducts its business as a single operating segment. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant expenses that would require disclosure.
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

The Company evaluates quarterly its junior retained notes and preferred shares of LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (together, the "2021-FL1 CLO") and LMF 2023-1, LLC ("LMF 2023-1 Financing") for potential consolidation. At September 30, 2025, the Company determined it was the primary beneficiary of 2021-FL1 CLO and LMF 2023-1 Financing based on its power to direct the activities that most significantly impact the economic performance of 2021-FL1 CLO and LMF 2023-1 Financing and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities.

Collateralized Loan Obligations and Secured Financings

Collateralized loan obligations ("CLO") and secured financings represent third-party liabilities of 2021-FL1 CLO and LMF 2023-1 Financing. The 2021-FL1 CLO and LMF 2023-1 Financing are VIEs and Management has determined that the Company is the primary beneficiary of the 2021-FL1 CLO and LMF 2023-1 Financing. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing do not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

straight-line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $234,850,000 at September 30, 2025 and December 31, 2024, respectively.

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

Restricted cash includes cash held within 2021-FL1 CLO and LMF 2023-1 Financing as of September 30, 2025 and December 31, 2024, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$56,022,352	$69,173,444
Restricted cash 2021-FL1 CLO(1)	$666,573	$234,229
Restricted cash LMF 2023-1 Financing(2)	$157,071	$2,156,425
Total cash, cash equivalents and restricted cash	$56,845,996	$71,564,098
(1)    Includes $426,089 due to LREC as special servicer for our REO properties
(2)    Includes $157,071 due to LREC as special servicer for our REO properties

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
September 30, 2025

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

The Company recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASC 326 is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" on the consolidated balance sheets.

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
September 30, 2025

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

Real estate is classified as held-for-sale when we commit to a plan of sale, the asset is available for immediate sale, there is an active program to locate a buyer, and it is probable the sale will be completed within one year. Real estate assets that are expected to be disposed of are valued at the lower of the asset’s carrying amount or its fair value less costs to sell.

We recognize sales of real estate properties, including the respective gains and losses, upon closing, when control of the asset transfers to the buyer, when it is probable that we will collect substantially all of the agreed upon consideration, and we are not obligated to perform significant activities after the sale.

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

Common Stock

At September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,364,930 and 52,309,209 shares of common stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively.

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

Preferred Stock

At September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

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
September 30, 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and nine months ended September 30, 2025 and 2024, comprehensive (loss) income equaled net (loss) income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company adopted this ASU effective January 1, 2025, with no material impact on our consolidated financial statements.

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

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of September 30, 2025 and December 31, 2024:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
September 30, 2025
Loans held-for-investment
Senior secured loans(4)	$839,749,478	$835,863,888	51	100.0%	7.8%	1.3
Allowance for credit losses	N/A	(14,020,408)
	839,749,478	821,843,480	51	100.0%	7.8%	1.3

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1
Allowance for credit losses	N/A	(11,320,220)
	1,065,563,646	1,048,803,078	65	100.0%	8.1%	2.1

(1)    Carrying Value includes $1,928,239 and $3,466,214 in unamortized purchase discounts as of September 30, 2025 and December 31, 2024, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 4.22% and 4.51% as of September 30, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floor of 1.36% and 0.63%, respectively. As of September 30, 2025 and December 31, 2024, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of September 30, 2025, $819,117,267 of the outstanding senior secured loans were held in VIEs and $2,726,213 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2024, $1,049,886,009 of the outstanding senior secured loans were held in VIEs and $(1,082,931) of the outstanding senior secured loans were held outside of VIEs.

Activity: For the nine months ended September 30, 2025, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2024	$1,048,803,078
Purchases, advances and originations	3,605,000
Principal payments	(167,141,808)
Transfer to Real Estate Owned	(62,580,330)
Charge-offs	3,110,581
Origination and other loan fees	(1,801,036)
Accretion of purchase discount	1,537,970
Accretion of deferred loan fees	2,120,794
Provision for credit losses	(5,810,769)
Balance at September 30, 2025	$821,843,480

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of September 30, 2025 and December 31, 2024:

	September 30, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—	$—

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

2	6	68,592,180	3,589,519	—	—	64,377,719	—
3	18	310,374,570	—	31,128,363	17,986,869	156,538,080	102,005,156
4	20	374,220,488	—	—	—	127,592,859	241,752,690
5	7	86,562,240	—	—	—	52,900,197	23,972,028
	51	$839,749,478	$3,589,519	$31,128,363	$17,986,869	$401,408,855	$367,729,874

	December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—
2	3	57,840,000	27,048,495	—	30,416,761	—
3	40	616,637,103	31,019,735	17,973,555	266,895,843	294,277,177
4	16	292,826,616	—	—	140,183,307	147,641,857
5	6	98,259,927	—	—	74,158,849	19,187,499
	65	$1,065,563,646	$58,068,230	$17,973,555	$511,654,760	$461,106,533

As of September 30, 2025, the average risk rating of the commercial mortgage loan portfolio was 3.6 (Moderate Risk), weighted by investment carrying value, with 45.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2024, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 63.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio increased during the nine months ended September 30, 2025. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $27.1 million, a risk rating of "3" of $115.0 million, a risk rating of "4" of $22.7 million and a risk rating of "5" of $2.0 million during the nine months ended September 30, 2025, partially offset by funding of loans with a risk rating of "2" of $3.6 million. Additionally, $34.3 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $203.8 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $13.7 million of loans with a risk rating of "3" transitioned to a risk rating of "5," $96.2 million of loans with a risk rating of "4" transitioned to a risk rating of "3", $47.4 million of loans with a risk rating of "4" transitioned to a risk rating of "5" and $55.3 million of loans with a risk rating of "5" transitioned to a risk rating of "4". Further, $35.7 million of loans with a risk rating of "3", $11.5 million of loans with a risk rating of "4" and $15.4 million of loans with a risk rating of "5" were foreclosed and moved to REO.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of September 30, 2025 and December 31, 2024:

Loans Held-for-Investment

	September 30, 2025	December 31, 2024
Geography
South	39.9%	36.6%
Southwest	29.6	32.9
Mid-Atlantic	20.5	16.1
Midwest	6.1	7.7
West	3.9	6.7
Total	100.0%	100.0%

	September 30, 2025	December 31, 2024
Collateral Property Type
Multifamily	89.6%	92.3%
Seniors Housing and Healthcare	9.7	7.1
Self-Storage	0.7	0.6
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three and nine months ended September 30, 2025 and September 30, 2024 in the provision for credit losses on loans held-for-investment:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Allowance for credit losses at beginning of period	$14,252,268	$9,193,174	$11,320,220	$6,059,006
(Release of) Provision for credit losses	(31,664)	322,319	5,810,769	3,456,487
Charge offs	(200,196)	—	(3,110,581)	—
Allowance for credit losses at end of period	$14,020,408	$9,515,493	$14,020,408	$9,515,493

The following table presents the changes for the three and nine months ended September 30, 2025 and September 30, 2024 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Allowance for credit losses at beginning of period	$7,550	$86,055	$57,554	$43,647
(Release of) provision for credit losses	2,004	(4,871)	(48,000)	37,537
Allowance for credit losses at end of period	$9,554	$81,184	$9,554	$81,184

The following tables present the allowance for credit losses for loans held-for-investment as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$5,699,313	$8,321,095	$14,020,408
Unfunded loan commitments	9,554	—	9,554
Total allowance for credit losses	$5,708,867	$8,321,095	$14,029,962
Total unpaid principal balance	$753,187,238	$86,562,240	$839,749,478

	December 31, 2024
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$7,544,969	$3,775,251	$11,320,220
Unfunded loan commitments	57,554	—	57,554
Total allowance for credit losses	$7,602,523	$3,775,251	$11,377,774
Total unpaid principal balance	$967,303,719	$98,259,927	$1,065,563,646

During the three months ended September 30, 2025, the Company recorded a decrease of $0.2 million in the allowance for credit losses, comprised of a decrease to general CECL reserves of $0.9 million and an increase to specific reserves of $0.7 million, bringing the total allowance for credit losses to $14.0 million as of September 30, 2025. For the three months ended September 30, 2025, the Company's estimate of expected credit losses decreased primarily due to charge-off of specific reserves related to one loan foreclosed on in the period, additional specific reserves taken on three loans, transfers of loans in and out of specific evaluation and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of September 30, 2025 or December 31, 2024.

During the period ended September 30, 2025, management continued to identify a loan, collateralized by a multifamily property in Colorado Springs, CO, with an unpaid principal value of $10.3 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $1.3 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.3 million of interest on this loan, respectively.

During the period ended September 30, 2025, management continued to identify a loan, collateralized by a multifamily property in Ypsilanti, MI, with an unpaid principal value of $11.9 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $4.1 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since March 31, 2025 as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended September 30, 2025, the Company has not recognized interest on this loan.

During the period ended September 30, 2025, management continued to identify a loan, collateralized by a multifamily property in Cedar Park, TX, with an unpaid principal value of $13.7 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of June 30, 2025, as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended September 30, 2025, the Company recognized $0.2 million of interest on this loan.

During the period ended September 30, 2025, management continued to identify a loan, collateralized by a multifamily property in Des Moines, IA, with an unpaid principal value of $8.2 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of June 30, 2025, as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended September 30, 2025, the Company has not recognized interest on this loan.

During the period ended September 30, 2025, management identified a loan, collateralized by a multifamily property in Clearfield, UT, with an unpaid principal value of $10.3 million as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value.

During the period ended September 30, 2025, management identified a loan, collateralized by two multifamily properties in Tallahassee, FL, with an unpaid principal value of $17.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of 2.9 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of September 30, 2025, as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended September 30, 2025, the Company has not recognized interest on this loan.

During the period ended December 31, 2024, management identified a loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of $15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $0.1 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of June 30, 2024, as a result of the monetary default, with interest collections accounted for under the cost recovery method. In the second quarter of 2025, this loan transitioned to a risk rating of "4", was performing on its interest payments and was returned to accrual status. During the period ended September 30, 2025, management identified this loan as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value.

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

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Orlando, FL, with an unpaid principal balance of $19.6 million as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however, no specific allowance for credit losses were required after analysis of the underlying collateral. In the third quarter of 2025, this loan transitioned to a risk rating of "4".

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Clarkston, GA, with an unpaid principal value of $24.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $3.8 million for credit losses was required after analysis of the underlying collateral value. In the third quarter of 2025, as a result of a loan modification, this loan transitioned to a risk rating of "4". The loan is performing on its interest payments and was returned to accrual status. Additionally, due to this transition, the prior specific allowance of $3.8 million was reversed in the quarter.

During the period ended June 30, 2025, management identified a loan, collateralized by a multifamily property in San Antonio, TX, with an unpaid principal value of $26.6 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value. In the third quarter of 2025, this loan was foreclosed on, with ownership of the property being taken by a newly formed subsidiary of 2021-FL1 CLO.

During the period ended June 30, 2025, management identified a loan, collateralized by a multifamily property in San Antonio, TX, with an unpaid principal value of $9.1 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
"5"; a specific allowance of 0.2 million for credit losses was required after analysis of the underlying collateral value. In the third quarter of 2025, this loan was foreclosed on, with ownership of the property being taken by a newly formed subsidiary of LMF 2023-1 Financing.

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

Specific Allowance for Credit Losses

The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated costs to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which ranged from 5.50%-8.60%. The significant unobservable input used for the market approach is the price per unit from a broker opinion of value and third-party offers. As of September 30, 2025, the unpaid principal balance of default risk loans was $86.6 million, amortized cost of $76.9 million and fair value of $80.4 million.

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

On July 12, 2023, the Company entered into and closed a matched-term, non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and is not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is repaid or redeemed sooner in accordance with its terms. The financing has an initial two-year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Through September 2025, as permitted by the LMF 2023-1 Financing Indenture, and as directed by Lument IM, $44.8 million in payments were made on the Class A Loans utilizing loan repayment proceeds in the LMF 2023-1 Financing, reducing the principal balance of such loans to $225.6 million.

The 2021-FL1 CLO and LMF 2023-1 Financing are subject to collateralization and coverage tests that are customary for these types of securitizations. As of September 30, 2025 and December 31, 2024, all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the 2021-FL1 CLO and LMF 2023-1 Financing at September 30, 2025 and December 31, 2024, included the following VIE assets and liabilities:

ASSETS	September 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$824,398	$2,391,042
Other assets	1,315,309	—
Accrued interest receivable	4,393,005	5,861,355
Investment related receivable	10,615,094	—
Loans held for investment, net of allowance for credit losses	819,117,267	1,049,886,009

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Real estate owned, held-for-investment, net	49,258,301	—
Real estate owned, held-for-sale	$8,871,841	$—
Total Assets	$894,395,215	$1,058,138,406

LIABILITIES
Accrued interest payable	$1,923,935	$2,611,416
Collateralized loan obligations and secured financings(1)	669,775,299	828,390,189
Other liabilities	886,586	—
Total Liabilities	$672,585,820	$831,001,605
Equity	221,809,395	227,136,801
Total liabilities and equity	$894,395,215	$1,058,138,406
(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the 2021-F1 CLO and LMF 2023-1 Financing as of September 30, 2025 and December 31, 2024:

As of September 30, 2025
Collateralized Loan Obligations/Financings	Count	Principal Value(1)	Carrying Value(2)	Wtd. Avg. Coupon(3)
Collateral (loan investments)	49	$836,144,479	$819,117,267	7.77%
Collateral (REO assets)	2	$62,580,330	$58,130,142	N/A
Financing provided	2	$671,323,586	$669,775,299	6.45%

As of December 31, 2024
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	65	$1,065,563,646	$1,049,886,009	8.08%
Financing provided	2	$830,698,696	$828,390,189	6.66%

(1)     The principal value for Collateral (REO assets) is the initial loan exposure
(2)     The carrying value of the collateral is net of unaccreted purchase discounts of $1,928,239 and $3,466,214 and allowance for credit loss of $14,015,792 and $11,320,220 as of September 30, 2025 and December 31, 2024, respectively. The carrying value for LMF 2023-1 Financing is net of debt issuance costs of $1,548,287 and 2,308,507 for September 30, 2025 and December 31, 2024, respectively.
(3)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 4.22% and 4.51% as of September 30, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floors of 1.37% and 0.63%, and spreads of 3.55% and 3.53%, respectively. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 4.15% and 4.40% as of September 30, 2025 and December 31, 2024, respectively and spreads of 2.30% and 2.26% for September 30, 2025 and December 31, 2024, respectively.

The statement of operations related to the 2021-FL1 CLO and LMF 2023-1 Financing for the three and nine months ended September 30, 2025 and September 30, 2024 include the following income and expense items:

Statements of Operations	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Interest income	$16,696,312	$28,149,522
Interest expense	(12,174,275)	(19,238,862)
Net interest income	$4,522,037	$8,910,660
Less:
Release of (provision for) credit losses	32,826	(322,319)
Income from real estate owned operations	1,567,335	—
Expenses from real estate owned operations	(1,411,495)	—
Depreciation and amortization from real estate owned	(344,785)	—
General and administrative fees	(200,614)	(206,347)
Net income	$4,165,304	$8,381,994

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Statements of Operations	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest income	$56,057,639	$88,462,443
Interest expense	(38,457,523)	(60,929,273)
Net interest income	$17,600,116	$27,533,170
Less:
Provision for credit losses	(5,806,153)	(3,456,487)
Income from real estate owned operations	1,567,335
Expenses from real estate owned operations	(1,411,495)
Depreciation and amortization from real estate owned	(483,562)	—
General and administrative fees	(611,675)	(719,195)
Net income	$10,854,566	$23,357,488

NOTE 5 - REAL ESTATE OWNED

A summary of our REO assets is as follows:

	September 30, 2025	December 31, 2024
Real estate owned, held-for-investment
Land	$5,877,407	$—
Building	43,864,456	—
Less: Accumulated depreciation and amortization	(483,562)	—
Total	$49,258,301	$—

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$8,871,841	$—
Total	$8,871,841	$—

At September 30, 2025, our REO assets were comprised of four multifamily properties held within 2021-FL1 CLO and LMF 2023-1 Financing.

During the nine months ended September 30, 2025, Lument Real Estate Capital, LLC ("LREC"), as special servicer for 2021-FL1 CLO foreclosed on two multifamily bridge loans with aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deed to the property being taken by a newly formed subsidiary of 2021-FL1 CLO. Additionally, LREC, as special servicer for LMF 2023-1 Financing foreclosed on two multifamily bridge loans with aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deed to the property being taken by a newly formed subsidiary of LMF 2023-1 Financing.

The fair value of the underlying collateral is determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which ranged from 6.25%-7.40%. The significant unobservable input used for the market approach is the price per unit from an appraisal or broker opinion of value.

At September 30, 2025, our REO properties had a weighted average occupancy rate of approximately 73.5%.

We recorded depreciation and amortization expense related to the REO assets of $0.3 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $1.6 million for the three and nine months ended September 30, 2025, respectively, recorded as ""net income (expense) from real estate owned operations" and operating expense of $1.4 million for the three and nine months ended September 30, 2025, respectively, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations.

NOTE 6 - RESTRICTED CASH

2021-FL1 CLO was actively managed with an initial reinvestment period of 30 months which expired in December 2023. Restricted cash held in 2021-FL1 CLO primarily represents proceeds from interest and principal repayments held by the servicer which are to be submitted during the subsequent remittance cycle and cash payable to LREC as special servicer for our REO properties.

LMF 2023-1 Financing was actively managed with an initial reinvestment period of 24 months which expired in July 2025. Restricted cash held in LMF 2023-1 Financing primarily represents proceeds from interest and principal repayments held by the servicer which are to be submitted during the subsequent remittance cycle and cash payable to LREC as special servicer for our REO properties.

NOTE 7 - SECURED TERM LOAN

On January 15, 2019, the Company, together with its FOAC and Lument CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into the Secured Term Loan, as amended on February 13, 2019, July 9, 2020, April 21, 2021 and February 22, 2022 with the lenders party thereto and

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 7 – SECURED TERM LOAN (Continued)
Cortland Capital Market Services, LLC, as administrative agent (in such capacity, the "Agent"), providing for a term facility ("Credit Agreement") to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years.

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs $93,530 and $279,906 at September 30, 2025 and December 31, 2024, respectively.
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

As of September 30, 2025 and December 31, 2024, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	September 30, 2025		December 31, 2024
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of September 30, 2025 and December 31, 2024 we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 8 - MORTGAGE SERVICING RIGHTS

As of September 30, 2025, the Company retained the servicing rights associated with an aggregate principal balance of $56,121,981 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the nine months ended September 30, 2025 and the nine months ended September 30, 2024:

	September 30, 2025	September 30, 2024
Balance at beginning of period	$649,287	$691,973
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(20,842)	(13,202)
Other changes to fair value(1)	(62,832)	(38,462)
Balance at end of period	$565,613	$640,309

Loans associated with MSRs(2)	$56,121,981	$63,448,342
MSR values as percent of loans(3)	1.01%	1.01%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at September 30, 2025 and September 30, 2024, respectively.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 8 – MORTGAGE SERVICING RIGHTS (Continued)
(3)Amounts represent the carrying value of MSRs at September 30, 2025 and September 30, 2024, respectively, divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Servicing income, net	$50,423	$60,283
Total servicing income	$50,423	$60,283

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Servicing income, net	$128,502	$117,056
Total servicing income	$128,502	$117,056

NOTE 9 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of September 30, 2025
Assets:
Mortgage servicing rights	$—	$—	$565,613	$565,613
Total	$—	$—	$565,613	$565,613

	December 31, 2024
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2024
Assets:
Mortgage servicing rights	$—	$—	$649,287	$649,287
Total	$—	$—	$649,287	$649,287

As of September 30, 2025 and December 31, 2024, the Company had $565,613 and $649,287, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at September 30, 2025 and December 31, 2024:

As of September 30, 2025
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.5%	7.8%
	Discount rate	12.0%	12.0%

As of December 31, 2024
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.6%	7.9%
	Discount rate	12.0%	12.0%
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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 9 – FAIR VALUE (Continued)

	September 30, 2025
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$56,022,352	$56,022,352	$56,022,352
Restricted cash	1	823,644	823,644	823,644
Commercial mortgage loans held-for-investment, net	3	821,843,480	839,749,478	827,538,619
Total		$878,689,476	$896,595,474	$884,384,615

Liabilities:
Collateralized loan obligations and secured financings	2	$669,775,299	$671,323,586	$670,188,972
Secured Term Loan	3	47,656,470	47,750,000	47,661,606
Total		$717,431,769	$719,073,586	$717,850,578

	December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$69,173,444	$69,173,444	$69,173,444
Restricted cash	1	2,390,654	2,390,654	2,390,654
Commercial mortgage loans held-for-investment, net	3	1,048,803,078	1,065,563,644	1,061,313,204
Total		$1,120,367,176	$1,137,127,742	$1,132,877,302

Liabilities:
Collateralized loan obligations and secured financings	2	$828,390,189	$830,698,696	$824,857,756
Secured term loan	3	47,470,094	47,750,000	47,227,497
Total		$875,860,283	$878,448,696	$872,085,253

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

For the three months ended September 30, 2025, the Company incurred management fees of $1,099,959 (September 30, 2024: $1,114,137), recorded as "Management and incentive fees" in the consolidated statements of operations, of which $1,110,000 (September 30, 2024: $1,100,000) was accrued but had not been paid, and was included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended September 30, 2025, the Company did not incur any incentive fees and for the three months ended September 30, 2024, the Company incurred incentive fees of $12,683, recorded as "Management and incentive fees" in the consolidated statement of operations, all of which had been paid in the period.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

For the nine months ended September 30, 2025, the Company incurred management fees of $3,314,712 (September 30, 2024: $3,323,333), recorded as "Management and incentive fees" in the consolidated statements of operations, of which $1,110,000 (September 30, 2024: $1,100,000), was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the nine months ended September 30, 2025, the Company incurred incentive fees of $201,087 (September 30, 2024: $2,184,435), recorded as "Management and incentive fees" in the consolidated statement of operations, all of which was paid in the period. The Manager agreed to waive $453,222 in incentive fees that otherwise would have been incurred with respect to the nine months ended September 30, 2025.

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

For the three months ended September 30, 2025, the Company incurred reimbursable expenses of $451,778 (September 30, 2024: $418,553), recorded as "Operating expenses reimbursable to Manager" in the consolidated statements of operations, of which $341,325 (September 30, 2024: $386,946) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the three months ended September 30, 2025 the Company waived $377,351 in gross exit fees, reducing reimbursed expenses by $188,675 and for the three months ended September 30, 2024, the Company waived $228,108 in gross exit fees, reducing reimbursed expenses by $114,054.

For the nine months ended September 30, 2025, the Company incurred reimbursable expenses of $1,351,199 (September 30, 2024: $1,293,627), recorded as "Operating expenses reimbursable to Manager" in the consolidated statements of operations, of which $341,325 (September 30, 2024: $386,946) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the nine months ended September 30, 2025, the Company waived $449,049 in gross exit fees, reducing reimbursed expenses by $224,524 and for the nine months ended September 30, 2024, the Company waived $631,215 in gross exit fees, reducing reimbursed expenses by $315,608.

Lument Real Estate Capital, LLC

LREC, an affiliate of our Manager, was appointed the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021 and LMF 2023-1 Financing in July 2023 and continues to serve in this role. During the three and nine months ended September 30, 2025, LREC received servicing fees, inclusive of both servicing and special servicing fees, of $159,167 and $465,187, respectively, compared to $165,960 and $557,409, respectively, for the three and nine months ended September 30, 2024.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 11 - GUARANTEES (Continued)
In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"), FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of the mortgage. All of the underlying mortgages have either repaid in full or have aged beyond the five years from the sale of the mortgage. FOAC's obligation to provide further seller eligibility review and backstop guarantee services terminated on the MAXEX Termination Date. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternate Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20 million and (b) minimum available liquidity equal to the greater of (x) $5 million and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternate Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees.

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $0 million and $12.2 million as of September 30, 2025 and December 31, 2024, respectively, although the Company believes those amounts are not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of September 30, 2025, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into or may enter into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of September 30, 2025.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2025, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of September 30, 2025, LCMT had $3.1 million of unfunded commitments related to loans held in 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of September 30, 2025, LSF, an affiliate of the Manager, had $9.3 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of September 30, 2025, LSF had $4.8 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

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
September 30, 2025

NOTE 12 COMMITMENTS AND CONTINGENCIES
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

NOTE 13 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,364,930 and 52,309,209 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through September 30, 2025, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of September 30, 2025, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

Distributions to stockholders

For the taxable year to date, the Company has declared dividends to common stockholders totaling $9,421,018, or $0.18 per share. The following table presents cash dividends declared by the Company on its common stock during the nine months ended September 30, 2025:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2025	March 31, 2025	April 15, 2025	$4,185,958	$0.080
June 20, 2025	June 30, 2025	July 15, 2025	$3,140,463	$0.060
September 16, 2025	September 30, 2025	October 15, 2025	$2,094,597	$0.040

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the nine months ended September 30, 2025:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2025	April 1, 2025	April 15, 2025	$1,181,250	$0.49219
June 20, 2025	July 1, 2025	July 15, 2025	$1,181,250	$0.49219
September 16, 2025	October 1, 2025	October 15, 2025	$1,181,250	$0.49219
Non-controlling interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2024, are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of September 30, 2025, LCMT had $3,791 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,791 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025

NOTE 13– EQUITY (Continued)
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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company issued 60,578 shares with a weighted-average share price of $2.43 in 2024 and has issued 55,721 shares with a weighted-average price of $2.47 pursuant to the Stock-for-Fees Program during the nine months ended September 30, 2025.

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

NOTE 14 - EARNINGS PER SHARE

In accordance with ASC 260, outstanding instruments that contain rights to non-forfeitable dividends are considered participating securities. The Company is required to apply the two-class method or the treasury stock method of computing basic and diluted earnings per share when there are participating securities outstanding. The Company has determined that outstanding unvested restricted shares issued under the Manager Equity Plan are participating securities, and they are therefore included in the computation of basic and diluted earnings per share. The following tables provide additional disclosure regarding the computation for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
Net (loss) income		$1,843,639		$6,280,725

Less dividends:
Common stock	$2,094,597		$4,183,368
Preferred stock	1,185,042		1,185,041
		3,279,639		5,368,409
Undistributed (deficit) earnings		$(1,436,000)		$912,316

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$0.00	$0.04	$0.00	$0.08
Undistributed (deficit) earnings	0.00	(0.03)	0.00	0.02
Total	$0.00	$0.01	$0.00	$0.10

	For the three months ended September 30,
	2025	2024
Basic weighted average shares of common stock	52,352,469	52,283,669
Diluted weighted average shares of common stock outstanding	52,352,469	52,283,669

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Net income (loss)		5,011,844		$17,859,353

Less dividends paid:
Common stock	$9,421,018		$12,023,399
Preferred stock	3,555,042		3,555,041
Redemption of preferred stock offering costs	—		—
		12,976,060		15,578,440
Undistributed earnings (deficit)		$(7,964,216)		$2,280,913

	Unvested Share-Based Payment Awards	Common Stock	Unvested Share-Based Payment Awards	Common Stock
Distributed earnings	$—	$0.18	$—	$0.23
Undistributed (deficit) earnings	$—	$(0.15)	$—	$0.04
Total	$—	$0.03	$—	$0.27

	For the nine months ended September 30,
	2025	2024
Basic weighted average shares of common stock	52,331,709	52,266,444
Diluted weighted average shares of common stock outstanding	52,331,709	52,266,444

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of September 30, 2025 and December 31, 2024, we were in compliance with all REIT requirements.

As of September 30, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

On November 3, 2025, LCMT Warehouse, LLC ("Seller"), an indirect wholly owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement ("Repurchase Agreement") with JPMorgan Chase Bank, National Association ("Buyer" or "JPM"). The Repurchase Agreement provides up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at per annum rates equal to term SOFR plus a spread to be determined on a case-by-case basis between Seller and Buyer. The initial maturity date of the Repurchase Agreement is November 3, 2028, with two (2) one-year extensions at Seller's option, which may be exercised upon the satisfaction of certain conditions as described in more detail in the Repurchase Agreement.

In connection with the Repurchase Agreement, the Company entered into a Guarantee Agreement (the "Guarantee") with JPM, under which the Company guarantees the Seller's payment and performance obligations under the Repurchase Agreement. Subject to certain exceptions, the maximum liability of the Company under the Guarantee will not exceed 25% of the then currently unpaid aggregate repurchase price of all purchased loans with respect to transactions then outstanding and related obligations under the Repurchase Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by the use of words such as "believe," "expect," "anticipate," "estimate" "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions, changes in interest rates or inflation and any resulting effect on our borrowers or liquidity, and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2024, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2025, and/or as disclosed in any subsequent filings with the SEC, in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2024 10-K and subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov.

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

Recent Developments

The last several quarters have been characterized by significant volatility in U.S. and global markets, driven by heightened inflation, higher interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions and political and regulatory uncertainties. These conditions have adversely impacted, and may continue to adversely impact, the U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024 and 2025, interest rates have remained elevated. Although our business model is such that higher interest rates will, all else being equal, correlate to increases in our net income, interest rates remaining elevated for an extended period of time may adversely affect our existing borrowers. Additionally, higher interest rates and unpredictable geopolitical landscape may cause further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
Third Quarter 2025 Summary
Operating Results

•Net income attributable to common stockholders of $0.7 million, or $0.01 per share of common stock
•Distributable Earnings of $1.0 million, or $0.02 per share of common stock
•On September 16, 2025, the Company announced its third quarter common dividend of $0.04 per share of common stock
•On September 16, 2025, the Company announced its third quarter preferred dividend of $0.49219 per share of Series A Preferred Stock
•Book value of common stock as of September 30, 2025 was $170.0 million, or $3.25 per share of common stock

Investment Activity

•Experienced $48.8 million in loan payoffs
•$0.8 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.55%, excluding unamortized purchase discounts of $1.9 million as of September 30, 2025
•Multifamily assets represent 89.6% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $0.7 billion as of September 30, 2025, representing 100% of our secured financings
Factors Impacting Our Operating Results

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

Changes in market interest rates.  Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of September 30, 2025, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of September 30, 2025, 100% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 1.36%, none of which currently has a floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of September 30, 2025, the weighted average spread of our commercial loan portfolio was 3.55%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

The U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, beginning in March 2022, the U.S. Federal Reserve raised the federal funds rate eleven times, increasing the federal funds target range to 5.25% to 5.50%. On September 18, 2024 the U.S. Federal Reserve lowered interest rates by 0.50% and on November 7, 2024 and December 18, 2024, respectively, the Federal Reserve lowered interest rates by 0.25%. Additionally, on September 17, 2025 and October 29, 2025, respectively, the U.S. Federal Reserve lowered the federal funds rate by 0.25% to a current target range of 3.75% to 4.00%. Interest rates continue to remain elevated, and the timing, direction and extent of any future interest rate changes remain uncertain.

In addition to the risk related to fluctuations in cash flows associated with movement in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates or the continued elevation in current rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of September 30, 2025, 60.6% of our performing loans have interest rate caps with a weighted-average strike price of 2.27%.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of September 30, 2025, 92.7% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for specific credit reserves. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

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

Prepayment speeds.  Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. We have acquired twenty-nine loans and seventeen funded loan advances with an initial aggregate unpaid principal balance of $473.1 million with an aggregate purchase discount of $8.1 million. All of our other commercial mortgage loans were acquired at par. As of September 30, 2025, our aggregate unaccreted purchase discount was $1.9 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to shorter maturities of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for the 2021-FL1 CLO expired in December 2023 and for LMF 2023-1 Financing in July 2025, accordingly any principal prepayments received on our loan portfolio will be used to paydown their related secured borrowings. Currently, the interest rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest during active reinvestment periods, we may be subject to a reduction in interest income in the future. However, our loan agreements provide for prepayment penalties which are intended to offset any potential reduction in future interest income. To the extent any loans are permanently refinanced by the Manager or any of its affiliates, the prepayment penalties will be waived resulting in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived fee capped at a waived fee of 1%.

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

Key Financial Measure and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended September 30, 2025, we recorded earnings per share of $0.01, declared a quarterly common dividend of $0.04 per share, and reported $0.02 per share of Distributable Earnings. In addition, our book value per share was $3.25.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share:

	Three Months Ended
	September 30, 2025	June 30, 2025
Net income attributable to common stockholders	$658,597	$2,505,731
Weighted-average shares outstanding, basic and diluted	52,352,469	52,332,304
Net (loss) income per share, basic and diluted	$0.01	$0.05
Dividends declared per share	$0.04	$0.06

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income (loss):

	Three Months Ended
	September 30, 2025	June 30, 2025
Net income attributable to common stockholders	$658,597	$2,505,731
Unrealized loss on mortgage servicing rights	24,700	36,456
Unrealized release of (provision for) credit losses	(29,660)	94,768
Depreciation and amortization of real estate owned	344,785	138,777
Adjustment for income taxes	(2,902)	(4,084)
Distributable Earnings	$995,520	$2,771,648
Weighted-average shares outstanding, basic and diluted	52,352,469	52,332,304
Distributable Earnings per share, basic and diluted	$0.02	$0.05

Book Value Per Share

The following table calculates our book value per share:

	September 30, 2025	December 31, 2024
Total stockholders' equity	$229,972,801	$237,799,532
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	169,972,801	177,799,532
Shares of common stock issued and outstanding at period end	52,364,930	52,309,209
Book value per share of common stock(1)	$3.25	$3.40
(1)    Book value as of September 30, 2025 and December 31, 2024 includes the impact of an estimated CECL allowance of $14,020,408 or $0.27 per common share and $11,320,220 or $0.22 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of September 30, 2025, we have determined that we are the primary beneficiary of the 2021-FL1 CLO and the LMF 2023-1 Financing based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations and secured financings.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2024	$1,048,803,078
Purchases and fundings	3,605,000
Proceeds from principal repayments	(167,141,808)
Transfer to Real Estate Owned	(62,580,330)
Charge-offs	3,110,581
Origination and other fees	(1,801,036)
Accretion of purchase discount	1,537,970
Accretion of deferred loan fees	2,120,794
Provision for credit losses, net	(5,810,769)
Balance at September 30, 2025	$821,843,480

The following table details overall statistics for our loan portfolio as of September 30, 2025 and December 31, 2024:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
September 30, 2025
Loans held-for-investment
Senior secured loans(4)	$839,749,478	$835,863,888	51	100.0%	7.8%	1.3
Allowance for credit losses	N/A	$(14,020,408)
	$839,749,478	$821,843,480	51	100.0%	7.8%	1.3

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1
Allowance for credit losses	N/A	$(11,320,220)
	$1,065,563,646	$1,048,803,078	65	100.0%	8.1%	2.1

(1)    Carrying Value includes $1,928,239 and $3,466,214 in unamortized purchase discounts as of September 30, 2025 and December 31, 2024, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 4.22% and 4.51% as of September 30, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floors of 1.36% and 0.63%, respectively. As of September 30, 2025 and December 31, 2024, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    As of September 30, 2025, $819,117,267 of the outstanding senior secured loans were held in VIEs and $2,726,213 of the outstanding senior loans were held outside of VIEs. As of December 31, 2024, $1,049,886,009 of the outstanding senior secured loans were held in VIEs and $(1,082,931) of the outstanding senior secured loans were held outside VIEs.

The table below sets forth additional information relating to the Company's portfolio as of September 30, 2025:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal/Investment Amount(2)	Current Principal/Investment Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)	Loan/Investment Per Unit(4)	Risk Rating
Senior Secured Loans

1	Senior secured	December 16, 2021	$52,725,000	$52,725,000	$51,375,000	Daytona Beach, FL	Multifamily	1mS + 3.2	1.3	71.7%	$207,157/unit	3
2	Senior secured	March 22, 2022	$32,203,323	$32,103,323	$31,627,625	Seneca, SC	Multifamily	1mS + 3.4	1.6	74.5%	$263,564/unit	3
3	Senior secured	June 28, 2022	$31,550,000	$29,940,125	$29,623,930	Dallas, TX	Multifamily	1mS + 3.4	1.8	71.6%	$95,870/unit	4
4	Senior secured	June 8, 2021	$31,401,983	$31,400,000	$29,543,566	Miami, FL	Multifamily	1mS + 3.3	0.1	74.3%	$126,255/unit	4
5	Senior secured	December 29, 2021	$29,549,146	$27,549,146	$27,549,146	Multi, NC	Multifamily	1mS + 4.0	1.3	59.9%	$176,597/unit	3
6	Senior secured	November 2, 2021	$26,049,291	$26,049,291	$26,049,291	Melbourne, FL	Multifamily	1mS + 3.2	1.2	72.1%	$113,752/unit	4
7	Senior secured	August 26, 2021	$25,163,008	$25,163,008	$24,468,032	Clarkston, GA	Multifamily	1mS + 3.6	2.9	79.0%	$86,155/unit	4
8	Senior secured	October 18, 2021	$24,252,193	$24,252,193	$23,348,000	Cherry Hill, NJ	Multifamily	1mS + 3.1	1.2	72.4%	$132,659/unit	3
9	Senior secured	August 26, 2021	$23,370,000	$23,065,021	$22,872,354	Union City, GA	Multifamily	1mS + 3.5	1.0	70.4%	$77,797/unit	4
11	Senior secured	November 16, 2021	$21,975,000	$21,975,000	$21,916,753	Dallas, TX	Multifamily	1mS + 3.3	1.3	73.5%	$101,466/unit	4
12	Senior secured	July 8, 2022	$23,095,000	$22,118,543	$21,818,465	Arlington, TX	Multifamily	1mS + 3.8	1.9	67.1%	$97,404/unit	4
13	Senior secured	April 27, 2022	$49,050,000	$49,050,000	$21,739,237	North Brunswick, NJ	Multifamily	1mS + 3.4	1.7	79.9%	$85,926/unit	4
14	Senior secured	August 31, 2021	$21,750,000	$21,725,235	$21,644,684	Houston, TX	Multifamily	1mS + 3.4	0.1	74.2%	$83,249/unit	4
10	Senior secured	March 22, 2022	$22,308,996	$21,808,996	$21,442,771	York, PA	Multifamily	1mS + 3.3	0.6	79.2%	$148,908/unit	3
15	Senior secured	November 29, 2022	$21,283,348	$20,360,000	$20,360,000	Glendale, WI	Healthcare	1mS + 4.0	1.3	45.0%	$242,381/unit	3
16	Senior secured	November 5, 2021	$20,965,000	$19,625,274	$19,625,274	Orlando, FL	Multifamily	1mS + 3.1	1.2	78.1%	$129,969/unit	4
17	Senior secured	November 21, 2022	$21,135,000	$18,920,000	$18,920,000	Houston, TX	Healthcare	1mS + 4.0	1.3	67.0%	$236,500/unit	2
19	Senior secured	February 11, 2022	$19,445,670	$19,445,670	$18,363,394	Tampa, FL	Multifamily	1mS + 3.6	1.5	78.0%	$136,025/unit	4
20	Senior secured	November 23, 2021	$19,425,000	$18,619,983	$18,341,502	Orange, NJ	Multifamily	1mS + 3.3	1.3	78.0%	$166,741/unit	4
21	Senior secured	April 30, 2024	$19,000,000	$18,500,000	$18,303,744	Garfield, NJ	Multifamily	1mS + 3.5	0.7	66.1%	$228,797/unit	3
18	Senior secured	February 2, 2022	$19,740,000	$18,578,490	$17,936,729	Houston, TX	Multifamily	1mS + 3.5	1.8	77.5%	$72,326/unit	4
22	Senior secured	March 31, 2022	$18,140,000	$16,956,276	$16,956,276	Tallahassee, FL	Multifamily	1mS + 3.0	1.6	74.8%	$88,314/unit	5
23	Senior secured	November 10, 2022	$16,690,000	$16,690,000	$16,690,000	Austin, TX	Healthcare	1mS + 4.0	1.3	65.0%	$252,879/unit	2
24	Senior secured	December 1, 2021	$16,039,141	$16,039,141	$15,449,323	Horn Lake, MS	Multifamily	1mS + 3.4	1.3	75.7%	$107,287/unit	4
25	Senior secured	April 6, 2022	$16,161,567	$16,161,567	$15,347,180	Vineland, NJ	Multifamily	1mS + 3.8	0.8	77.0%	$113,683/unit	2
26	Senior secured	February 22, 2022	$18,241,527	$15,524,795	$15,000,000	Philadelphia, PA	Multifamily	1mS + 3.8	0.1	80.0%	$326,087/unit	5
27	Senior secured	June 15, 2022	$15,371,600	$15,100,334	$14,511,455	Denton, TX	Multifamily	1mS + 3.9	1.8	73.0%	$109,109/unit	3
29	Senior secured	April 27, 2022	$14,171,704	$14,171,704	$14,171,704	Houston, TX	Multifamily	1mS + 3.7	1.7	79.6%	$88,573/unit	4
30	Senior secured	November 21, 2022	$14,030,000	$14,030,000	$14,030,000	Southlake, TX	Healthcare	1mS + 4.0	1.3	48.0%	$154,176/unit	2
31	Senior secured	December 28, 2021	$13,864,376	$13,864,376	$13,864,376	Houston, TX	Multifamily	1mS + 3.3	0.1	71.2%	$35,825/unit	4
32	Senior secured	April 12, 2021	$13,666,721	$13,666,721	$13,666,721	Cedar Park, TX	Multifamily	1mS + 3.9	0.7	66.7%	$113,889/unit	5
33	Senior secured	June 10, 2022	$15,250,000	$14,598,318	$13,625,505	Blakely, PA	Multifamily	1mS + 3.9	1.8	75.0%	$136,255/unit	3

34	Senior secured	October 6, 2023	$13,191,852	$13,191,852	$13,191,852	Garfield, NJ	Multifamily	1mS + 4.5	0.2	65.5%	$151,630/unit	3
35	Senior secured	December 20, 2024	$60,000,000	$59,693,454	$13,000,000	Olympia, WA	Multifamily	1mS + 3.8	4.3	68.5%	$46,595/unit	3
28	Senior secured	July 26, 2022	$17,100,000	$13,386,484	$12,905,495	Atlanta, GA	Multifamily	1mS + 3.7	1.9	65.2%	$126,524/unit	3
36	Senior secured	December 28, 2021	$37,248,794	$37,248,794	$12,203,341	Houston, TX	Multifamily	1mS + 3.3	0.1	71.2%	$31,533/unit	4
37	Senior secured	May 12, 2022	$11,926,591	$11,926,591	$11,926,591	Ypsilanti, MI	Multifamily	1mS + 3.5	1.8	68.4%	$70,992/unit	5
38	Senior secured	January 25, 2022	$12,000,000	$11,406,810	$11,261,792	Corpus Christi, TX	Multifamily	1mS + 3.6	2.8	78.8%	$67,436/unit	3
39	Senior secured	October 28, 2021	$12,250,000	$12,127,916	$11,202,535	Tampa, FL	Multifamily	1mS + 3.1	1.2	75.7%	$164,743/unit	4
40	Senior secured	May 3, 2022	$11,056,241	$11,056,240	$10,818,945	Port Richey, FL	Multifamily	1mS + 3.6	1.7	79.1%	$117,597/unit	3
41	Senior secured	June 28, 2022	$10,531,845	$10,531,845	$10,531,845	Colorado Springs, CO	Multifamily	1mS + 3.9	1.8	73.1%	$114,477/unit	5
42	Senior secured	September 30, 2021	$10,522,226	$10,522,226	$10,305,308	Clearfield, UT	Multifamily	1mS + 3.3	1.1	68.0%	$135,596/unit	5
43	Senior secured	July 14, 2022	$10,153,000	$9,843,891	$9,429,206	Bradenton, FL	Multifamily	1mS + 3.9	1.9	74.4%	$112,252/unit	3
44	Senior secured	June 22, 2022	$9,772,000	$8,593,992	$8,175,500	Des Moines, IA	Multifamily	1mS + 4.0	1.8	72.0%	$60,114/unit	5
45	Senior secured	September 28, 2021	$8,125,000	$7,286,000	$7,286,000	Chicago, IL	Multifamily	1mS + 3.8	1.1	75.9%	$269,852/unit	4
46	Senior secured	October 7, 2022	$7,000,000	$7,000,000	$7,000,000	Fairborn, OH	Multifamily	1mS + 4.1	0.2	79.1%	$205,882/unit	3
47	Senior secured	October 24, 2022	$6,100,000	$6,100,000	$6,100,000	Various, FL	Healthcare	1mS + 4.5	0.2	71.0%	$135,556/unit	4
48	Senior secured	June 3, 2022	$6,067,500	$5,815,886	$5,815,886	Deer Park, NY	Self Storage	1mS + 3.6	1.8	72.5%	$10,770/unit	3
49	Senior secured	October 6, 2023	$4,808,148	$4,808,148	$4,808,148	Garfield, NJ	Multifamily	1mS + 4.5	0.2	65.5%	$55,266/unit	3
50	Senior secured	May 1, 2025	$1,900,000	$1,900,000	$1,900,000	Austin, TX	Healthcare	1mS + 4.0	1.3	65.0%	$28,788/unit	2
51	Senior secured	May 1, 2025	$1,705,000	$1,705,000	$1,705,000	Southlake, TX	Healthcare	1mS + 4.0	1.3	48.0%	$18,736/unit	2
Total/Weighted Average			$978,521,791	$953,922,659	$839,749,481			1mS + 3.5	1.3	71.7%		4
Real Estate Owned
1	Real Estate Owned	February 1, 2022	N/A	$12,957,120	$12,957,120	San Antonio, TX	Multifamily	N/A	N/A	N/A	$76,218/unit
2	Real Estate Owned	March 4, 2022	N/A	$11,000,000	$11,000,000	Houston, TX	Multifamily	N/A	N/A	N/A	$76,923/unit
3	Real Estate Owned	June 7, 2021	N/A	$26,585,176	$26,585,176	San Antonio, TX	Multifamily	N/A	N/A	N/A	$66,297/unit
4	Real Estate Owned	August 5, 2022	N/A	$8,927,453	$8,927,453	San Antonio, TX	Multifamily	N/A	N/A	N/A	$61,996/unit
Total				$59,469,749	$59,469,749

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
(4)    Loan Per Unit is based on the current principal amount divided by the property's current unit count.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of September 30, 2025 or December 31, 2024.

During the period ended September 30, 2025, management continued to identify a loan, collateralized by a multifamily property in Colorado Springs, CO, with an unpaid principal value of $10.3 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $1.3 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since December 31, 2024 as a result of the monetary default, with interest recorded as income on a cash basis. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.3 million of interest on this loan, respectively.

During the period ended September 30, 2025, management continued to identify a loan, collateralized by a multifamily property in Ypsilanti, MI, with an unpaid principal value of $11.9 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $4.1 million for credit losses was required after analysis of the underlying collateral value. This loan has been on non-accrual status since March 31, 2025 as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended September 30, 2025, the Company has not recognized interest on this loan.

During the period ended September 30, 2025, management continued to identify a loan, collateralized by a multifamily property in Cedar Park, TX, with an unpaid principal value of $13.7 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of June 30, 2025, as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended September 30, 2025, the Company recognized $0.2 million of interest on this loan.

During the period ended September 30, 2025, management continued to identify a loan, collateralized by a multifamily property in Des Moines, IA, with an unpaid principal value of $8.2 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of June 30, 2025, as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended September 30, 2025, the Company has not recognized interest on this loan.

During the period ended September 30, 2025, management identified a loan, collateralized by a multifamily property in Clearfield, UT, with an unpaid principal value of $10.3 million as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value.

During the period ended September 30, 2025, management identified a loan, collateralized by two multifamily properties in Tallahassee, FL, with an unpaid principal value of $17.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of 2.9 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of September 30, 2025, as a result of the monetary default, with interest recorded as income on a cash basis. During the three months ended September 30, 2025, the Company has not recognized interest on this loan.

During the period ended December 31, 2024, management identified a loan, collateralized by two multifamily properties in Philadelphia, PA, with an unpaid aggregate principal value of 15.0 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of 0.1 million for credit losses was required after analysis of the underlying collateral value. This loan was placed on non-accrual status as of June 30, 2024, as a result of the monetary default, with interest collections accounted for under the cost recovery method. In the second quarter of 2025, this loan transitioned to a risk rating of "4", was performing on its interest payments and was returned to accrual status. During the period ended September 30, 2025, management identified this loan as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value.

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

During the period ended December 31, 2024, management identified a loan, collateralized by a multifamily property in Orlando, FL, with an unpaid principal balance of 19.6 million as requiring individual evaluation for a specific allowance for credit losses due to maturity default, and a resulting risk rating of "5"; however, no specific allowance for credit losses were required after analysis of the underlying collateral. In the third quarter of 2025, this loan transitioned to a risk rating of "4".

During the period ended March 31, 2025, management identified a loan, collateralized by a multifamily property in Clarkston, GA, with an unpaid principal value of $24.5 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of $3.8 million for credit losses was required after analysis of the underlying collateral value. In the third quarter of 2025, as a result of a loan modification, this loan transitioned to a risk rating of "4". The loan is performing on its interest payments and was returned to accrual status. Additionally, due to this transition, the prior specific allowance of $3.8 million was reversed in the quarter.

During the period ended June 30, 2025, management identified a loan, collateralized by a multifamily property in San Antonio, TX, with an unpaid principal value of $26.6 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; however, no specific allowance for credit losses was required after analysis of the underlying collateral value. In the third quarter of 2025, this loan was foreclosed on, with ownership of the property being taken by a newly formed subsidiary of 2021-FL1 CLO.

During the period ended June 30, 2025, management identified a loan, collateralized by a multifamily property in San Antonio, TX, with an unpaid principal value of $9.1 million as requiring individual evaluation for a specific allowance for credit losses due to monetary default, and a resulting risk rating of "5"; a specific allowance of 0.2 million for credit losses was required after analysis of the underlying collateral value. In the third quarter of 2025, this loan was foreclosed on, with ownership of the property being taken by a newly formed subsidiary of LMF 2023-1 Financing.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The average risk rating of the portfolio increased during the nine months ended September 30, 2025. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $27.1 million, a risk rating of "3" of $115.0 million, a risk rating of "4" of $22.7 million and a risk rating of "5" of $2.0 million during the nine months ended September 30, 2025, partially offset by funding of loans with a risk rating of "2" of $3.6 million. Additionally, $34.3 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $203.8 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $13.7 million of loans with a risk rating of "3" transitioned to a risk rating of "5," $96.2 million of loans with a risk rating of "4" transitioned to a risk rating of "3", $47.4 million of loans with a risk rating of "4" transitioned to a risk rating of "5" and $55.3 million of loans with a risk rating of "5" transitioned to a risk rating of "4". Further, $35.7 million of loans with a risk rating of "3", $11.5 million of loans with a risk rating of "4" and $15.4 million of loans with a risk rating of "5" were foreclosed and moved to REO. The following table presents the principal balance and net book value based on the Company's internal risk ratings as of September 30, 2025:

	September 30, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—	$—
2	6	68,592,180	3,589,519	—	—	64,377,719	—
3	18	310,374,570	—	31,128,363	17,986,869	156,538,080	102,005,156
4	20	374,220,488	—	—	—	127,592,859	241,752,690
5	7	86,562,240	—	—	—	52,900,197	23,972,028
	51	$839,749,478	$3,589,519	$31,128,363	$17,986,869	$401,408,855	$367,729,874

Real Estate Owned

A summary of our REO assets is as follows:

	September 30, 2025	December 31, 2024
Real estate owned, held-for-investment
Land	$5,877,407	$—
Building	43,864,456	—
Less: Accumulated depreciation and amortization	(483,562)	—
Total	$49,258,301	$—

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$8,871,841	$—
Total	$8,871,841	$—

At September 30, 2025, our REO assets were comprised of four multifamily properties held within 2021-FL1 CLO and LMF 2023-1 Financing.

During the nine months ended September 30, 2025, Lument Real Estate Capital, LLC ("LREC"), as special servicer for 2021-FL1 CLO foreclosed on two multifamily bridge loans with aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deed to the property being taken by a newly formed subsidiary of 2021-FL1 CLO. Additionally, LREC, as special servicer for LMF 2023-1 Financing foreclosed on two multifamily bridge loans with aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deed to the property being taken by a newly formed subsidiary of LMF 2023-1 Financing.

The fair value of the underlying collateral is determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which ranged from 6.25%-7.40%. The significant unobservable input used for the market approach is the price per unit from an appraisal or broker opinion of value.

At September 30, 2025, our REO properties had a weighted average occupancy rate of approximately 73.5%.

We recorded depreciation and amortization expense related to the REO assets of $0.3 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $1.6 million for the three and nine months ended September 30, 2025, respectively, recorded as ""net income (expense) from real estate owned operations" and operating expense of $1.4 million for the three and nine months ended September 30, 2025, respectively, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations.

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations and secured financings. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions.

The following table summarizes our financing agreements:

	September 30, 2025					December 31, 2024
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$602,870,982	$605,985,901	$602,870,982	$—	$679,248,696
Secured Financings	Non-Mark-to-Market	303,302,604	292,738,907	303,302,604	—	386,300,000
Secured term loan	Non-Mark-to-Market	47,750,000	N/A	47,750,000	—	47,750,000
		$953,923,586		$953,923,586	$—	$1,113,298,696

(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us. Collateralized loan obligations maximum facility size reduced by repayment of Class A Notes of $397.1 million and secured financings maximum facility size reduced by repayment of Class A Loans of $44.8 million. Includes $166.3 million in collateralized loan obligations retained interests and $83.0 million in secured financings retained interests that are eliminated in consolidation in our balance sheets at September 30, 2025 and December 31, 2024, respectively.
(2)    Represents the principal balance of the collateral assets.

Collateralized Loan Obligations and Secured Financings

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%.

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and are not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate notes in the issuing vehicle of approximately
$68.6 million. The Senior Debt has an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms. The financing had an initial two-year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.

The following table presents certain loan and borrowing characteristics of 2021-FL1 CLO and LMF 2023-1 Financing as of September 30, 2025:

As of September 30, 2025
Collateralized Loan Obligations/Financings	Count	Principal Value(1)	Carrying Value(2)	Wtd. Avg. Coupon(3)
Collateral (loan investments)	49	$836,144,479	$819,117,267	7.77%
Collateral (REO assets)	2	$62,580,330	$58,130,142	N/A
Financing provided	2	$671,323,586	$669,775,299	6.45%

(1)     The principal value for Collateral (REO assets) is the initial loan exposure
(2)     The carrying value of the collateral is net of unaccreted purchase discounts of $1,928,239 and allowance for credit loss of $14,020,408 as of September 30, 2025. The carrying value for LMF 2023-1 Financing is net of debt issuance costs of $1,548,287 for September 30, 2025.
(3)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 4.22% as of September 30, 2025, inclusive of weighted average interest rate floors of 1.37% and spreads of 3.55%. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 4.15% as of September 30, 2025 and spreads of 2.30% as of September 30, 2025.

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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of September 30, 2025 and December 31, 2024, we were in compliance with these covenants.

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

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC fails to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee was the earlier of the contractual maturity of the underlying mortgage and its repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. All of the underlying mortgages have either repaid in full or have aged beyond the five years from the sale of the mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated on November 28, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20.0 million and (b) minimum available liquidity equal to the greater of (x) $5.0 million and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Note 10 to our consolidated financial statements included in this Quarterly Report on form 10-Q for a further description of MAXEX.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2025 and December 31, 2024:

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

	September 30, 2025
	Commercial Mortgage Loans	Real Estate Owned	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$821,843,480	$58,130,142	$565,613	$56,022,352	$936,561,587
Collateralized Loan Obligations	(669,775,299)	—	—	—	(669,775,299)
Other(3)	13,104,750	—	—	(2,985,911)	10,118,839
Restricted Cash	823,644	—	—	—	823,644
Capital Allocated	$165,996,575	$58,130,142	$565,613	$53,036,441	$277,728,771
% Capital	59.8%	20.9%	0.2%	19.1%	100.0%

	December 31, 2024
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,048,803,078	$649,287	$69,173,444	$1,118,625,809
Collateralized Loan Obligations	(828,390,189)	—	—	(828,390,189)
Other(3)	3,334,458	—	(10,591,605)	(7,257,147)
Restricted Cash	2,390,654	—	—	2,390,654
Capital Allocated	$226,138,001	$649,287	$58,581,839	$285,369,127
% Capital	79.3%	0.2%	20.5%	100.0%

(1)Includes cash and cash equivalents.
(2)Includes the carrying value of our Secured Term Loan.
(3)Includes principal and interest receivable, prepaid and other assets, interest payable, dividends payable and accrued expenses and other liabilities.

Results of Operations

The table below presents information from our Statement of Operations for the three months ended September 30, 2025 and June 30, 2025, respectively:

	Three Months Ended September 30, 2025	Three Months Ended June 30, 2025
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$17,696,281	$19,976,355
Cash and cash equivalents	592,519	602,563
Interest expense:
Collateralized loan obligations and secured financings	(12,213,561)	(12,646,774)
Secured Term Loan	(1,023,777)	(971,365)
Net interest income	5,051,462	6,960,779
Expenses:
Management and incentive fees	1,099,959	1,302,526
General and administrative expenses	1,144,444	1,006,961
Operating expenses reimbursable to Manager	451,778	494,801
Other operating expenses	269,732	240,527
Compensation expense	111,250	111,250
Total expenses	3,077,163	3,156,065
Other income and expense:
Release of (provision for) credit losses, net	29,660	(94,768)
Net income (expense) from real estate owned operations	(188,945)	—
Change in unrealized (loss) gain on mortgage servicing rights	(24,700)	(36,456)
Servicing income, net	50,423	13,199
Total other income and expense	(133,562)	(118,025)
Net income (loss) before provision for income taxes	1,840,737	3,686,689
Provision for income taxes	2,902	4,084
Net income (loss)	1,843,639	3,690,773
Dividends accrued to preferred stockholders	(1,185,042)	(1,185,042)
Net income (loss) attributable to common stockholders	$658,597	$2,505,731
Earnings per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$658,597	$2,505,731
Weighted average number of shares of common stock outstanding	52,352,469	52,332,304
Basic and diluted income per share	$0.01	$0.05
Dividends declared per share of common stock	$0.04	$0.06

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

Net Income (Loss) Summary

For the three months ended September 30, 2025, our net income attributable to common stockholders was $642,231, or $0.01 basic and diluted net income per average share, compared with net loss of $2,505,731, or $0.05 basic and diluted net loss per average share, for the three months ended June 30, 2025.  The principal driver of this net income decrease were a decrease in net interest income from $6,960,779 for the three months ended June 30, 2025 to $5,051,462 for the three months ended September 30, 2025.

Net Interest Income

For the three months ended September 30, 2025 and the three months ended June 30, 2025, our net interest income was $5,051,462 and $6,960,779, respectively. The decrease was primarily due to (i) an $61.2 million decrease in weighted-average principal balance of our loan portfolio resulting in a decrease in interest income of $1.0 million; (ii) a decrease in interest income adjustments due to non-accrual loans of $0.8 million; (iii) a decrease in exit fees of $0.3 million; and (iv) a $0.3 million decrease in accretion of purchase discount. This was partially offset by (i) a $37.8 million decrease in weighted-average principal balance of our secured borrowings resulting in a decrease in interest expense of $0.5 million and (ii) an increase in extension fees of $0.3 million.

As disclosed above, we experienced a decrease in exit fees in the three months ended September 30, 2025. For the three months ended September 30, 2025, we experienced loan payoffs on five loans with net principal balances of $11.0 million which generated exit fees of $0.1 million included in interest income and two loans with net unpaid principal balance of $37.7 million which waived exit fees of $0.4 million resulting in a reduction to expense reimbursement of $0.2 million included in operating expenses reimbursable to Manager. For the three months ended June 30, 2025, we experienced loan payoffs on nine loans with net principal balances of $63.4 million which generated exit fees of $0.4 million included in interest income.

Expenses

For the three months ended September 30, 2025, we incurred management and incentive fees of $1,099,959 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,182,515, of which $451,778 was payable to our Manager and $1,730,735 was payable directly by us.

For the three months ended June 30, 2025, we incurred management and incentive fees of $1,302,526 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,853,359 of which $494,801 was payable to our Manager and $1,358,738 was payable directly by us.

The period-over-period increase in expenses primarily reflects an increase to accounting, depreciation, investor relations and legal which more than offset a decrease in incentive, reimbursed, CLO, and tax fees.

Other Income and Expense

For the three months ended September 30, 2025, our other income and expense was a loss of $133,562. This was driven primarily by a reversal of provision for credit losses of $29,660 due to a decrease in general CECL reserves as a result of changes in macroeconomic assumptions employed in determining the company's model-based general reserve, partially offset by the increase in specific reserves taken on risk-rated "5" multifamily loans and net servicing income of $50,423, which was more than offset by net expense from real estate owned operations of $188,945 and net unrealized loss on mortgage servicing rights of $24,700 as a result of reduction in principal balances.

For the three months ended June 30, 2025, our other income and expense loss was $118,025. This was primarily driven by provision for credit losses of $94,768 due to an increase in general CECL reserves as a result of changes in macroeconomic assumptions employed in determining the company's model-based general reserve, partially offset by the release specific reserves taken on risk-rated "5" multifamily loans and net unrealized loss on mortgage servicing rights of $36,456, which more than offset net servicing income of $13,199.

The period-over-period decrease in other income and expense was primarily due to the change in provision for credit losses.

Income Tax Provision

For the three months ended September 30, 2025, the Company recognized a benefit for income taxes of $2,902 and for the three months ended June 30, 2025, the Company recognized a benefit for income taxes in the amount of $4,084. The period-over-period decrease in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

The table below presents information from our Statement of Operations for the nine months ended September 30, 2025 and September 30, 2024, respectively:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	59,357,526	93,553,383
Cash and cash equivalents	1,820,049	2,197,768
Interest expense:
Collateralized loan obligations and secured financings	(38,496,809)	(60,929,273)
Secured term loan	(2,933,991)	(2,821,931)

Net interest income	19,746,775	31,999,947
Expenses:
Management and incentive fees	3,515,799	5,507,768
General and administrative expenses	3,075,465	3,425,430
Operating expenses reimbursable to Manager	1,351,199	1,293,627
Other operating expenses	411,491	138,036
Compensation expense	333,750	333,750
Total expenses	8,687,704	10,698,611
Other income and expense:
Provision for credit losses, net	(5,762,769)	(3,494,024)
Net income (expense) from real estate owned operations	(327,722)	—
Change in unrealized (loss) gain on mortgage servicing rights	(83,674)	(51,664)
Servicing income, net	128,502	117,056
Total other income and expense	(6,045,663)	(3,428,632)
Net income before provision for income taxes	5,013,408	17,872,704
Provision for income taxes	(1,564)	(13,351)
Net income	5,011,844	17,859,353
Dividends accrued to preferred stockholders	(3,555,042)	(3,555,041)
Net (loss) income attributable to common stockholders	$1,456,802	$14,304,312
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$1,456,802	$14,304,312
Weighted average number of shares of common stock outstanding	52,331,709	52,266,444
Basic and diluted income per share	$0.03	$0.27
Dividends declared per share of common stock	$0.18	$0.23

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net (Loss) Income Summary

For the nine months ended September 30, 2025, our net income attributable to common stockholders was $1,456,802, or $0.03 basic and diluted net income per average share, compared with net income of $14,304,312, or $0.27 basic and diluted net income per average share, for the nine months ended September 30, 2024.  The principal drivers of this net income decrease were a decrease in net interest income from $31,999,947 for the nine months ended September 30, 2024 to $19,746,775 for the nine months ended September 30, 2025, and an increase in total other expense from $3,428,632 for the nine months ended September 30, 2024 to $6,045,663 for the nine months ended September 30, 2025 due to specific reserves taken on risk-rated "5" multifamily loans, partially offset by a decrease in total expenses from $10,698,611 for the nine months ended September 30, 2024 to $8,687,704 for the nine months ended September 30, 2025.

Net Interest Income

For the nine months ended September 30, 2025 and the nine months ended September 30, 2024, our net interest income was $19,746,775 and $31,999,947, respectively. The decrease was primarily due to (i) a $269.1 million decrease in weighted-average principal balance of our loan portfolio resulting in a decrease to interest income of $28.5 millions; (ii) a decrease in interest income adjustments due to non-accrual loans of $2.9 million; (iii) a 100bps decrease in weighted-average floating rate of our loan portfolio for the nine months ended September 30, 2025 compared to the corresponding period in 2024 and (iv) a 3bps decrease in weighted-average spread of our loan portfolio; (v) a decrease in exit fees of $0.4 million; (vi) a 23bps increase in weighted-average spread of our secured borrowing liabilities and (vii) one-time income of $2.5 million related to the resolution of the defaulted Columbus, Ohio loans for the nine months ended September 30, 2024. This was partially offset by (i) a $285.7 million decrease in weighted-average principal balance of our secured borrowings resulting in a decrease to interest expense of $20.6 millions; (ii) a 100bps decrease in weighted-average floating rate of secured borrowing liabilities; (iii) an increase in extension fees of $1.2 million and (iv) a $1.9 million reduction in deferred financing costs.

As disclosed above, we experienced a decrease in exit fees in the nine months ended September 30, 2025. For the nine months ended September 30, 2025, we experienced loan payoffs on 24 loans with net principal balances of $121.9 million which generated exit fees of $1.2 million included in interest income and three loans with net unpaid principal balance of $44.9 million which waived exit fees of $0.4 million resulting in a reduction in expense reimbursement of $0.2 million included in operating expenses reimbursable to Manager. For the nine months ended September 30, 2024, we experienced loan payoffs on ten loans with net principal balances of $178.5 million which generated exit fees of $1.6 million included in interest income, four loans with net unpaid principal balance of $49.2 million which waived exit fees of $0.4 million resulting in a reduction to expense reimbursement of $0.2 million included in operating expenses reimbursable to Manager.

Expenses

For the nine months ended September 30, 2025, we incurred management and incentive fees of $3,515,799 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $5,171,905, of which $1,351,199 was payable to our Manager and $3,820,706 was payable directly by us.

For the nine months ended September 30, 2024, we incurred management and incentive fees of $5,507,768 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $5,190,843 of which $1,293,627 was payable to our Manager and $3,897,216 was payable directly by us.

The period-over-period decrease in expenses primarily reflects a decrease to incentive, accounting, administration, audit, professional and CLO fees which more than offset an increase in depreciation, legal, tax and investor relations fees.

Other Income and Expense

For the nine months ended September 30, 2025, our other income and expense was a loss of $6,045,663. This loss was primarily driven by provision for credit losses of $5,762,769 due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, net expense from real estate owned operations of $327,722 and net unrealized loss on mortgage servicing rights of $83,674 as a result of reduction in principal balances, which more than offset net servicing income of $128,502.

For the nine months ended September 30, 2024, our other income and expense was $3,428,632. This loss was driven by provision for credit losses of $3,494,024 due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and net unrealized loss on mortgage servicing rights of $51,664 as a result of reduction in principal balances, which more than offset net servicing income of $117,056.

The period-over-period decrease to other income and expense was primarily due to the change in the provision for credit losses.

Income Tax Provision

For the nine months ended September 30, 2025, the Company recognized a provision for income taxes of $1,564 and for the nine months ended September 30, 2024, the Company recognized a provision for income taxes in the amount of $13,351. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from our term loan and net cash provided by operating activities, primarily derived from our retained beneficial interest in CRE CLOs and secured financings. We currently finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements. On June 14, 2021, we closed the 2021-FL1 CLO issuing eight tranches of CLO notes totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third-party investors and $70.0 million were below investment-grade notes retained by us. On July 12, 2023, we closed the LMF 2023-1 Financing placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of September 30, 2025, our balance sheet included $47.8 million of a secured term loan and $0.7 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2026, our collateralized loan financing is term-matched and matures in 2039 or later and our collateralized financing is match-termed and matures in 2032 or later. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, secure alternative financing facilities or to raise additional common or preferred equity. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024 and 2025, interest rates have remained elevated. Although capital markets have largely adjusted to a higher-for-longer rate environment and persistent geopolitical uncertainty, unexpected market dislocations could reduce liquidity and further affect borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements and unforeseen business needs, but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2025, we had unrestricted cash and cash equivalents of $56.0 million, compared to $69.2 million as of December 31, 2024.

As of September 30, 2025, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.875%. As of September 30, 2025, the ratio of our recourse debt to equity was 0.2:1.

As of September 30, 2025, we consolidated the assets and liabilities of the 2021-FL1 CLO and LMF 2023-1 Financing. The assets of the 2021-FL1 CLO and LMF 2023-1 Financing are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of September 30, 2025, the carrying value of these non-recourse liabilities aggregated to $669.8 million. As of September 30, 2025, our total debt to equity ratio was 3.1:1 on a GAAP basis.

As of September 30, 2025, LCMT had $3.1 million of unfunded commitments related to loans held in LFT 2021-FL1, Ltd.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	2025	2024
Cash Flows Provided By Operating Activities	$8,848,450	$20,800,818
Cash Flows Provided By Investing Activities	155,578,794	201,585,930
Cash Flows (Used In) Financing Activities	(179,145,346)	(208,825,457)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(14,718,102)	$13,561,291

During the nine months ended September 30, 2025, cash, cash equivalents and restricted cash decreased by $14.7 million and for the nine months ended September 30, 2024, cash, cash equivalents and restricted cash increased by $13.6 million.

Operating Activities

For the nine months ended September 30, 2025 and 2024, net cash provided by operating activities totaled $9.7 million and $20.8 million, respectively. For the nine months ended September 30, 2025, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing of $18.0 million, interest received on cash accounts of $1.8 million exceeding cash interest expense paid on our Secured Term Loan of $2.7 million, management and incentive fees of $3.5 million, expense reimbursements of $1.5 million and other operating expenditures of $3.5 million. For the nine months ended September 30, 2024, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 of $29.9 million, interest received from our senior secured loans held outside VIE's we consolidate of $2.7 million and interest received on cash accounts of $2.2 million exceeding cash interest expense paid on our Secured Term Loan of $2.7 million, management and incentive fees of $5.5 million, expense reimbursement of $1.4 million and other operating expenditures of $4.5 million.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities totaled $154.7 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period. For the nine months ended September 30, 2024, net cash provided by investing activities totaled $201.6 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities totaled $179.1 million and primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO and the LMF 2023-1 Financing of $159.4 million, payments of common stock dividends of $16.2 million and payments of preferred stock dividends of $3.6 million. For the nine months ended September 30, 2024, net cash used in financing activities totaled $208.8 million primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO of $193.8 million, payments of common stock dividends of $11.5 million and payment of preferred stock dividends of $3.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2025, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of September 30, 2025, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On September 16, 2025, we announced that our Board had declared a cash dividend rate for the third quarter of 2025 of $0.04 per share of common stock which was paid on October 15, 2025 and declared a cash dividend rate for the third quarter of 2025 of $0.49219 per share of Series A Preferred Stock which was paid on October 15, 2025.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2025. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors

Other than items noted below, except for the Risk Factors disclosed in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company's risk factors since the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Master repurchase agreements and other financings that we use or may use in the future to finance our assets currently require, or in the future may require, us to provide additional collateral or pay down debt.

We recently entered into an uncommitted master repurchase agreement with JPMorgan Chase Bank, National Association. Our master repurchase agreement, and additional repurchase agreements or other financings we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so and when we may not be able to do so on favorable terms or at all. Posting additional collateral would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed or furnished herewith, as applicable, as a part of this report. Such Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1
Supplemental Indenture, dated as of August 22, 2025, by and among LMF 2023-1, LLC, Lument Commercial Mortgage Trust, as advancing agent, Wilmington Trust, National Association, as trustee and Computershare Trust Company, National Association, as not administrator and custodian

10.1
Uncommitted Master Repurchase Agreement, dated as of November 3, 2025, by and between LCMT Warehouse, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant's report on Form 8-K (File No. 001-35845) which was filed with the SEC on November 7, 2025.

10.2
Guaranty Agreement, dated as of November 3, 2025, by and between Lument Finance Trust, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the registrant's report on Form 8-K (File No. 001-35845) which was filed with the SEC on November 7, 2025.

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

LUMENT FINANCE TRUST, INC.

Dated: November 12, 2025	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: November 12, 2025	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)