Form 10-K
period 2025-12-31
Lument Finance Trust, Inc.
filed 2026-03-23
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $68.0 million as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of March 17, 2026, there were 52,399,265 outstanding shares of common stock, $0.01 par value.

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
•the level and volatility of prevailing interest rates and credit spreads could reduce our ability to generate income on our loans and other         investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and could materially impair our ability to pay distributions to our stockholders;
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
•global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, labor shortages, currency fluctuations and challenges in global supply chain;
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
•we are dependent on our Manager and its access to Lument's investment professionals and resources and may not find a suitable replacement for the Manager if the Management Agreement is terminated, or if key personnel leave the employment of Lument or otherwise become unavailable to us;
•difficulty in successfully managing our growth, including integrating new assets into our existing systems;
•authoritative generally accepted accounting principles ("GAAP"), or policy changes from such standard-setting bodies as the Financial Accounting Standards Board ("FASB"), the U.S. Securities Exchange Commission ("SEC"), the Internal Revenue Service ("IRS"), the New York Stock Exchange ("NYSE"), or other authorities that we are subject to; and
•our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").
These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A - "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All subsequent written and oral forward-looking statements that we make, or that are attributable to us, are expressly qualified in their entirety by this cautionary notice. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are externally managed by our manager, Lument Investment Management, LLC (the "Manager" or "Lument IM") pursuant to the terms of our Management Agreement (the "Management Agreement"). Our Manager is a subsidiary of Lument Real Estate Capital Holdings, LLC ("Lument"). Lument is a subsidiary of ORIX Corporation USA ("ORIX USA"), a diversified financial company and a subsidiary of ORIX Corporation ("ORIX"). ORIX is a publicly traded, Tokyo-based international financial services company with assets in excess of $116 billion as of December 2025 and was ranked number 405 on Forbes' 2025 Global 2000: World's Biggest Public Companies.

We are a Maryland corporation that was formed in March 2012 and commenced operations in May 2012. We have elected to be taxed as a REIT for U.S. federal income tax purposes. Our common stock is traded on the NYSE under the symbol "LFT" and our 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") is traded on the NYSE under the symbol "LFTPrA."

Our Manager and Lument

We are externally managed and advised by our Manager, a subsidiary of Lument. As of December 31, 2025, Lument had over 550 employees located in over 30 offices throughout the United States. We have access to an extensive loan origination platform through our affiliation with Lument, a premier national mortgage originator and asset manager. Lument's origination teams employ a relationship-focused approach to lending opportunities and focus on speed and certainty of execution for its borrower clients, thereby strengthening Lument's reputation as a reliable counterparty and encouraging repeat business.

Our Manager implements our business strategy, performs investment advisory services with respect to our assets, and is responsible for performing all of our day-to-day operations. Our Manager is an investment adviser registered with the SEC and is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to the Management Agreement between our Manager and us, our Manager is entitled to receive a base management fee, an incentive fee, and certain expense reimbursements.

Our Investment Strategy

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle-market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, CMBS, fixed rate loans, construction loans and other CRE debt instruments. We finance our investments in transitional multifamily and other CRE loans through matched term non-recourse secured borrowings, including CRE collateralized loan obligations ("CLO"), which are not subject to margin calls or additional collateralization requirements and repurchase facilities, which are only subject to credit marks. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest we earn on investments less the expense of funding these investments.

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

Our Portfolio

Transitional Multifamily and Commercial Real Estate Loans

As of December 31, 2025, our mortgage loan investment portfolio consisted of 61 senior secured floating rate loans with an aggregate unpaid principal balance of $1.1 billion, collectively having a weighted average coupon of 7.2% and a weighted average term to maturity of 1.7 years. As of December 31, 2025, 92.7% of the portfolio was supported by multifamily assets.

During 2025, the Company originated or acquired $403.9 million in loans, realized $266.6 million of loan repayments and transitioned $62.6 million in loans to real estate owned. This activity resulted in a net loan principal balance increase of $74.7 million. The following table details the overall statistics of our loan portfolio as of December 31, 2025:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2025
Loans held-for-investment
Senior secured loans(4)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7
Allowance for credit losses	N/A	$(22,658,121)
	$1,140,268,217	$1,114,047,992	61	100.0%	7.2%	1.7

(1)    Carrying Value includes $1,657,584 in unaccreted purchase discounts as of December 31, 2025.
(2)    Weighted average coupon assumes applicable 30-day term SOFR of 3.85% as of December 31, 2025, inclusive of weighted average interest rate floor of 2.18%. As of December 31, 2025, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of December 31, 2025, $856,064,487 of the outstanding senior secured loans were held in VIEs and $257,983,507 of the outstanding senior secured loans were held outside of VIEs.

The charts below present the geographic dispersion of our loan portfolio and the property types securing our loan portfolio as of December 31, 2025:

GEOGRAPHIC DIVERSIFICATION
West
11%
Mid-
Atlantic
14%
Southwest
26%
Midwest
17%
South
32%

# COLLATERAL DIVERSIFICATION

Healthcare
7%
Multifamily
93%

Real Estate Owned

As of December 31, 2025, we owned three multifamily properties with an aggregate carrying value of $49.1 million.

MSRs

As of December 31, 2025, the Company retained the servicing rights associated with residential mortgage loans ("MSRs") having an aggregate unpaid principal balance of approximately $54.6 million that we had previously transferred to three residential mortgage loan securitization trusts. The carrying value of these MSRs at December 31, 2025 was approximately $0.6 million. The Company ceased the aggregation of residential mortgage loans in 2016 and, other than servicing our existing portfolio, we do not anticipate any residential loan activity going forward.

For additional information regarding our portfolio as of December 31, 2025, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We seek to use leverage to increase potential returns to our stockholders. We may use non-recourse CRE CLOs, secured revolving repurchase agreements, term loan facilities, warehouse facilities, asset-specific financing structures and other forms of leverage. As of December 31, 2025, our assets were financed with match term, non-recourse CRE CLO and securitized debt obligations, an uncommitted master repurchase agreement, a term lending agreement and a senior corporate credit facility.

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

During the year ended December 31, 2025, we:

•Entered into a new $450 million Uncommitted Master Repurchase Agreement (the "Repurchase Agreement");
•Entered into a new $50 million term lending agreement (the "Loan Agreement"); and
•Entered into and closed a $663.8 million managed CLO with 30-month reinvestment period providing $585.0 million of non-mark-to-market financing equating to an effective 88.12% advance rate, at a weighted average cost of capital of 30-day term SOFR plus 1.91% before transaction costs.
The following table details our outstanding financing arrangements as of December 31, 2025:

	Portfolio Financing Outstanding Principal Balance	Portfolio Financing Maximum Borrowing Capacity
Collateralized loan obligations	$584,983,000	$584,983,000
Collateralized commercial real estate financing	$169,655,462	$169,655,462
Uncommitted master repurchase agreements	$177,193,781	$450,000,000
Secured lending agreements	$17,000,000	$50,000,000
Secured term loan	$47,750,000	$47,750,000
Total portfolio financing	$996,582,243	$1,302,388,462

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

Sustainability

We are committed to investing and operating sustainably as we believe it improves long-term financial performance, mitigates risk, and helps create better outcomes for our stockholders.

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

Taxable income generated by our taxable REIT subsidiary ("TRS"), is subject to regular corporate income tax. For the fiscal year 2025, our TRS did not generate taxable income.

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
•We have in the past and may in the future acquire ownership of property securing our loans through foreclosure or deed-in-lieu of foreclosure. When we take title to the property securing one of our loans, and if we do not or cannot sell the property, we own and operate them as "real estate owned" or "REO." Our REO assets are subject to risks particular to real property. These risks may result in a reduction or elimination of, or return from, a loan secured by a particular property.
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
•Master repurchase agreements, credit facilities, or other financings that we use or may use in the future to finance our assets may require us to provide additional collateral or pay down debt.
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
•There are conflicts of interest in our relationship with our Manager, ORIX and ORIX affiliates that could result in decisions that are not in the best interests of our stockholders.

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

Tax Risks

•If we fail to remain qualified as a REIT, will be subject to U.S, federal income tax as a regular corporation and could face a substantial tax liability..
•If we fail to remain qualified as a REIT, we may default on our current financing facilities and be required to liquidate our assets, and we may face delays or inability to procure future financing.
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

We seek to generate current income and attractive risk-adjusted returns for our stockholders. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value, and the assets that we acquire have experienced and may in the future continue to experience defaults of interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our assets. Any income that we do realize may not be sufficient to offset other losses that we experience.

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

Generally, our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2025, 100.0% of our loans by principal balance and all of our collateralized loan obligations and financing arrangements were indexed to 30-day Term SOFR. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decline.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, between 2022 and late 2024, in light of increasing inflation, the U.S. Federal Reserve increased benchmark interest rates eleven times. Although these rates were subsequently cut several times beginning in late 2024, overall these increases increased our borrowers' interest payments, adversely affected commercial property real estate values, and could result in loan non-performance, modification, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

Although decelerating, inflation remains above the U.S. Federal Reserve's target levels with the U.S. Federal Reserve indicating in 2025 an expectation of slower rate decreases moving forward. A slower-than-expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuation. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate CLO or securitized financing may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates.

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

In recent years, interest rates had remained at relatively low levels on a historical basis. However, between 2022 and late 2024, in light of increasing inflation, the U.S. Federal Reserve increased benchmark interest rates eleven times. These increases increased our borrowers' interest payments, adversely affected commercial property real estate values, and could result in loan non-performance, modification, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal fund rate decreases over the course of 2024 and 2025, interest rates have remained elevated, with the U.S. Federal Reserve indicating in 2026 an expectation of slower rate decreases moving forward. A slower-than-expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuation.

Our business model is such that rising interest rates will generally increase our net interest income, while declining rates will generally decrease our net interest income. As of December 31, 2025, 100% of our loans by unpaid principal balance earned a floating rate of interest and were financed with liabilities that require interest payments based on floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates.

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

We have in the past and may in the future acquire ownership of property securing our loans through foreclosure or deed-in-lieu foreclosure. When we take title to the property securing one of our loans, and if we do not or cannot sell the property, we own and operate the property as "real estate owned" or "REO." Our REO assets are subject to risks particular to real property. These risks may result in a reduction or elimination of, our return from, a loan secured by a particular property.

If we acquire ownership of properties securing our loans through foreclosure or deed-in-lieu of foreclosure and own real estate directly, as we have done and may do in the future, we are subject to risks particular to owning real property. Taking title to, owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The process of taking title to a property, including through foreclosure or deed-in-lieu of foreclosure, subjects us to the risk of incurring significant costs, including transaction costs such as legal fees and transfer taxes, and in the case of foreclosures, litigation costs. Once owned, the costs associated with operating and redeveloping the property, including any operating shortfalls, the costs of financings, and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Ownership and operation of real estate are subject to various risks, including:

•tenant mix and tenant bankruptcies;
•property management decisions, including with respect to capital improvements, particularly in older building structures;
•renovations or repositionings during which operations may be limited or halted completely;
•property location and condition, including, without limitation, any need to address environmental contamination or climate-related risks at a property
•competition from comparable types of properties
•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•changes in interest rates, and in the state of the credit, securitization, debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•global trade disruption, supply chain issues, significant introductions to trade barriers and bilateral trade frictions;

•declines in regional or local real estate values or rental or occupancy rates;
•increases in the costs and/or reduced availability of property-related insurance coverage
•changes in real estate tax rates, tax credits and other operating expenses;
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

In addition, the occurrence of a natural disaster (such as an earthquake, fire, tornado, hurricane, or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing debt instruments that we purchase. Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the affected borrowers may have to pay for any repairs themselves. Borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase.

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

Our transitional multifamily and CRE loans are secured by the underlying commercial property and, in each case, are subject to risks of delinquency, foreclosure and loss. Transitional multifamily loans, CRE loans, CRE debt securities and other similar structured finance investments generally have a higher principal balance and the ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental and/or tax legislation, and acts of God, terrorism, social unrest and civil disturbances.

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

There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. For example, in August 2013, the Financial Stability Board issued a policy framework for strengthening oversight and regulation of “shadow banking” entities. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. Other regulators, such as the U.S. Federal Reserve, and international organizations, such as the International Organization of Securities Commissions, are studying the shadow banking system. In addition, Congress has also been focused on "shadow banking," including the reintroduction of the Shadow Banking Loophole Act in early 2026, and may in the future enact this or other related legislation. At this time, it is too early to assess whether any rules, regulations, or other legislation will be proposed or to what extent any finalized legislation, rules or regulations will have on the nonbank lending market. If rules, regulations or legislation were to extend to us or our affiliates the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks, then the regulatory and operating costs associated therewith could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could render the continued operation of our company unviable.

In the United States, the process established by the Dodd-Frank Act for designation of systemically important nonbank firms has provided a means for ensuring that the perimeter of prudential regulation can be extended as appropriate to cover large shadow banking institutions. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of nonbank financial companies predominantly engaged in financial activities and designate those companies as “systemically important financial institutions” (“SIFIs”) for supervision by the Federal Reserve. Such designation is applicable to companies where material distress or failure could pose risk to the financial stability of the United States. On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. On December 4, 2019, the FSOC issued final guidance regarding the FSOC’s procedures for designating nonbank financial companies as SIFIs. This guidance implemented reforms to the FSOC’s prior SIFI designation approach by shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC will primarily focus on regulating activities that pose systematic risk to the financial stability of the United States, rather than designations of individual firms. Under the guidance, designation of a nonbank financial company as a SIFI would only occur if the FSOC determined that the expected benefits justify the expected costs of the designation. While we have not been impacted by this legislation to date, increased regulation of nonbank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

There is continued concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks associated with climate change include higher energy costs, higher costs of supply chain services, increased frequency of supply chain disruptions and new or more stringent environmental regulations. For example, government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate (e.g. "green building codes" or other standards on water and energy usage and efficiency). Such restrictions and requirements could increase our costs or require additional technology and capital investments by our property owners, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental, health and safety laws and building construction standards in the U.S. have been enacted and where we have properties securing our investment portfolio.

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

Further, significant physical effects of climate change including extreme weather events such as hurricanes, floods, droughts or fires, can also have an adverse impact on certain of our borrowers' properties. As the effects of climate change increase, we can expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or extreme weather events could have a material impact on our properties. resulting in increased costs to remedy or repair impacts or from investments made in advance of such events to minimize potential damage. Additionally, there may be actual or threatened damage related to actual or forecasted extreme weather events that could increase the cost of, or render unavailable, insurance on favorable terms on the properties underlying our investments. Repair, remediation or insurance expenses could reduce net operating income of properties and the value of our investment related to such properties. While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers' locations and in the unknown potential for extreme weather or other events that could occur related to climate change.

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

Loans that we originated or acquired, or may in the future originate or acquire, currently are or may be directly or indirectly subject to U.S. federal, state or local governmental laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited to, zoning laws that allow permitted non-conforming uses). If we or any other person fails to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Additionally, jurisdictions with "one action," "security first" and/or "anti-deficiency rules" may limit our ability to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. In the future, our independent registered public accounting firm may be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify a material weakness in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting are effective or, if required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

In addition, political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its continued intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries, and may continue to do so in the future. In addition, the U.S. government has recently imposed tariffs on imports of foreign goods and has indicated a willingness to impose additional tariffs on imports of non-U.S. products. Some foreign governments, including China, have instituted retaliatory tariffs on U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy, could result in an economic recession and a decline in real estate values that could impair the value of our loans and harm our operations and our ability to make distributions to our stockholders.

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

Increases in our CECL reserves have had and could continue to have an adverse effect on our business, financial condition and results of operations.

Our CECL reserves required under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326 "Financial Instruments - Credit Loses," or ASC 326, reflect our current estimate of potential credit losses related to our loans' included in our consolidated balance sheets. Changes to our CECL reserves are recognized through net income on our consolidated statements of operations. See Notes 2 and 3 to our consolidated financial statements for discussion of our CECL reserves.

While ASC 326 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the expected contractual term adjusted for prepayment and extensions, where applicable, of each loan. Because our methodology for determining the allowance for credit losses may differ from the methodologies employed by other companies, our allowance for credit losses may not be comparable with the allowance for credit losses reported by other companies. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP Principle underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, the adoption of the CECL model has materially affected, and will continue to materially affect, how we determine our allowance for credit losses and could require us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

CECL reserves are difficult to estimate.

Our CECL reserves are evaluated on a quarterly basis. The determination of our CECL reserves requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including assumptions regarding projected cash flow from the collateral securing our loans, capitalization rates, leasing, occupancy rates, likelihood of repayment in full at the maturity of a loan, availability of financing, exit plan, actions of other lenders and other factors deemed necessary by management, all of which remain uncertain and are subjective. In determining the adequacy of our CECL reserves, we rely on our experience and our evaluation of economic conditions and market factors. If our assumptions prove to be incorrect, our CECL reserves may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our CECL reserves. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

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

In the course of our business, we have taken and may in the future take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be adversely affected.

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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, fires, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property and the value of our investment related to such property.

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

Risks Related to Financing and Hedging

Our strategy involves leverage, which may amplify losses, and there is no specific limit on the amount of leverage that we may use.

We leverage our portfolio investments in our target assets principally through borrowings under collateralized loan obligations, master repurchase agreements and other financing arrangements. Our leverage (on both a GAAP and non-GAAP basis) currently ranges, and we expect that it will continue to range, between three and six times the amount of our stockholders’ equity. We will incur this leverage by borrowing against a substantial portion of the market or face value of our assets. Our leverage, which is fundamental to our investment strategy, creates significant risks.

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

We have entered into, and may in the future enter into, repurchase agreements, and our rights under such repurchase agreements may be subject to effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our counterparties under the repurchase agreements.

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

Master repurchase agreements, credit facilities, or other financings that we use or may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

We have entered into an uncommitted master repurchase agreement with JPMorgan Chase Bank, National Association and a term financing agreement with Northeast Bank. Our master repurchase agreement, term financing agreement, and additional repurchase agreements or other financings we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so and when we may not be able to do so on favorable terms or at all. Posting additional collateral would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

Interest rate fluctuations could increase our borrowing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of investments.

To the extent that our financing costs are determined by reference to floating rates, such as SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In recent years, interest rates had remained at relatively low levels on a historical basis. However, between 2022 and late 2024, in light of increasing inflation, the U.S. Federal Reserve has increased interest rates eleven times. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. Specifically, in a rising interest environment, our interest income on our current portfolio is expected to increase. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal funds rate decreases over the course of 2024 and 2025, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2026 an expectation of slower rate decreases moving forward. A slower‐than‐expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuations. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

We have utilized and may utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses.

We have utilized and may utilize in the future, non-recourse securitizations of our portfolio investments to generate cash for funding new loans and investments and other purposes. These transactions generally involve creating a special-purpose entity, contributing a pool of our assets to the entity, and selling interest in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu participation in the securitized pool of loans.

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

In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest or other subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interest, the structure of the entities that hold risk retention interest and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as an issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational cost of asset securitizations.

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

We have no separate facilities and are completely reliant on our Manager. All of our officers are employees of an affiliate of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance. In addition, there can be no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and professionals. The initial term of our Management Agreement with our Manager expired on January 3, 2023, and automatically renewed for a one-year renewal term on such date and will automatically renew every year thereafter unless it is terminated in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

We are subject to conflicts of interests arising out of our relationship with our Manager, including our Manager's ultimate parent, ORIX, and its affiliates. We are managed by our Manager, an ORIX affiliate, and our executive officers are employees of one or more affiliates of our Manager. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, ORIX and their respective affiliates, will enable us to identify, adequately address or mitigate all potential conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and ORIX include:

•Affiliated Service Providers: Our Manager uses ORIX for certain investment and non-investment related services including, but not limited to, underwriting, credit risk, legal and compliance and related support services, general services, human resources, portfolio transaction services, finance and accounting, audit, administrative services, and information and technology support services. Such arrangements may create a conflict as our Manager could be viewed as placing the interests of other ORIX affiliates ahead of the Company’s interests. Furthermore, LREC, an ORIX affiliate, acts as servicer with respect to mortgage assets held by the Company, and servicer and special servicer with respect to the mortgage assets for our securitized debt obligations and secured financing agreements. Such affiliate relationships may influence our Manager in deciding whether to select a service provider because our Manager may have financial or other business incentives to recommend and engage an ORIX affiliate, even if another person or vendor may be more qualified to provide the applicable service, or may provide such service at a more favorable rate or arrangement.

•Shared Personnel: In addition to responsibilities with respect to the management and investment activities of LFT, the Manager, its affiliates and their personnel could have similar responsibilities with respect to ORIX and its affiliates and could have other business commitments. Conflicts of interest may arise as a result of certain personnel serving in dual or multiple capacities (e.g. officers, directors, principals, employees, partners, managers, members, agents, nominees), including with respect to the allocation of time, services and resources of such personnel. Dual role situations exist across the business. In serving in these multiple capacities, personnel may have obligations to Lument, ORIX or their affiliates, the fulfillment of which may not be in the best interest of the Company.

•ORIX's Investment Advisory and Proprietary Activities: ORIX makes investments pursuant to an investment strategy that is similar to the investment strategy implemented by Lument IM with respect to LFT. Therefore, ORIX or an affiliate may originate opportunities that are suitable for LFT but are allocated to entities primarily owned by ORIX or its affiliates. ORIX invests and trades in securities, real estate, loans or other financial interests and makes other investments for its own investment vehicles utilizing strategies and types of securities that, from time to time, compete or will be in conflict with the Manager’s activities on behalf of LFT. Our Manager may be incentivized by virtue of its relationship with ORIX and its affiliates to compete less vigorously with ORIX for investment opportunities or otherwise conduct its activities in a manner that may disadvantage the Company. Our Manager may also provide advice or take action in performance of its duties for ORIX and its investment vehicles that may differ from the timing and nature of actions taken by the Manager with respect to the Company. In some instances, such actions could be adverse to the Company, and the Manager has an incentive to favor the interests of its affiliates in such circumstances. As a general matter, decisions with respect to ORIX and its affiliates’ proprietary accounts are made by the ORIX investment committee, which is different from the investment committee making investment decisions for the Manager on behalf of the Company. In addition, the portfolio strategies that the Manager or its affiliates use could conflict with the transactions and strategies the Manager employs in managing the Company and may affect the prices and availability of securities and other financial instruments in which the Manager invests on behalf of the Company.

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

Limits on investments or investment decisions by ORIX not to participate in certain investments will, in certain cases, significantly constrain our Manager’s ability to make investments on behalf of the Company, particularly with regard to opportunities involving the extension of larger loans. These restrictions could prevent the Company from participating in an attractive investment opportunity in which it would have otherwise participated. The Manager or its affiliates, from time to time, sources loans in which participations and/or assignments may be purchased by the Company. The ability of the Company to invest in such loans will be dependent upon the ability of the Manager to secure financing for such loans, either from another affiliate of the Manager or from a third party. There can be no guarantee that any affiliate of the Manager will be willing or able to make such financing available or that financing from a third party will be available on commercially reasonable terms. If such financing is not available or is not available on terms that are commercially reasonable,loan participations or assignments will not be available for the Company to purchase, which may have a material adverse effect on LFT.

In the event the Manager or its affiliates source a loan at a time when the Company does not have capacity to make such loan, an ORIX affiliate may initially fund the loan, with the potential for a subsequent sale of the loan or a loan participation to the Company when capacity becomes available in the future. Per our Manager's allocation policy for the Company, the Manager or its affiliates have no obligation to sell or transfer any assets to the Company.

•Affiliate Financing: Certain ORIX affiliates are providers of mortgage financing for commercial real estate, conventional and affordable multifamily and seniors housing, and healthcare providers, and originate and service loans for various multifamily properties (“Affiliated Mortgage Providers”). These Affiliated Mortgage Providers provide mortgage financing to third parties and other ORIX affiliates that seek to lend to existing borrowers of LFT assets when a loan is nearing maturity or the borrower is seeking alternative financing. While the terms of such financings are negotiated with such borrowers, in certain circumstances it may be customary or beneficial for legal, tax, regulatory or other reasons for such transactions to involve both the Company and an affiliated lender, or proceeds from one transaction may be used to pay off another such transaction. In connection with such transactions, the Manager will share information about LFT and its assets with Affiliated Mortgage Providers to facilitate such financing and enable the Affiliated Mortgage Providers to market their services to prospective third-party clients.

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

•Principal Trades: As discussed above, from time to time, the Manager will cause the Company to buy a loan or loan participation from an affiliate of the Manager, Lument Structured Finance, LLC ("LSF"). A conflict of interest will arise from such principal transactions because a Manager affiliate is on one side of the transaction and the Company is on the other side of the transaction. Pursuant to Section 206(3) of the Investment Advisers Act of 1940, as amended, the Manager is required to provide disclosure to the Company that it is acting as principal and the potential conflicts that arise from such transaction and obtain prior consent from the Company for all such principal transactions on a transaction-by-transaction basis. In the event that the Company declines to provide consent to a principal transaction in respect of the purchase of a loan or loan participation, the Manager will be unable to consummate the investment for the Company and the opportunity will not be available to the Company.

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

The Management Agreement automatically renews for successive one year terms beginning January 3, 2023 and each January 3 thereafter, unless it is sooner terminated upon written notice delivered to the Manager by the Company no later than 180 days prior to a renewal date either (i) upon the affirmative vote of at least two-thirds (2/3) of the independent directors of the Board or (ii) by a vote of at least two-thirds of the Company's outstanding shares of common stock (excluding those shares held by the Manager or an affiliate thereof), in either case based upon a determination that (a) the Manager’s performance is unsatisfactory and materially detrimental to the Company or (b) the compensation payable to the Manager under the Management Agreement is not fair to the Company (provided that in the instance of (b), we shall not have the right to terminate the Management Agreement if the Manager agrees to continue to provide services under the Management Agreement at fees that at least two-thirds of the independent directors of the Board determine to be fair, provided further that in the instance of (b), the Manager will be afforded the opportunity to renegotiate its compensation prior to termination). We may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from us "for cause" as described in the Management Agreement. In the event of a termination of the Manager other than a termination for cause, we are required to pay a termination fee to the Manager. The termination fee is equal to three times the sum of (a) the average annual Base Management Fee and (b) the average annual Incentive Compensation, in each case, earned by the Manager during the twenty-four month period immediately preceding the effective date of termination, calculated as of the end of the most recently completed fiscal quarter before the effective date of termination. Our Manager may terminate the Management Agreement upon written notice delivered no later than 180 days prior to a renewal date.

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

Our Manager is an investment adviser registered with the SEC and is subject to regulation by various regulatory authorities that are charged with protecting the interests of its clients, including us. Our Manager could be subject to civil liability, criminal liability or sanction, including revocation or denial of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of the laws or regulations applicable to it. Any such liability or sanction could adversely affect its ability to manage our business.

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

We have not established a minimum distribution payment level on our common stock and our ability to make distributions has been and in the future may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There can be no assurance of our ability to make distributions to our common stockholders, or that our board of directors will not determine to reduce such distributions, in the future. In addition, some of our distributions to our common stockholders may continue to include a return of capital.

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

Lument Investment Holdings, LLC and Hunt Companies Equity Holdings, LLC and James C. Hunt (together, the "Hunt Investors") hold a significant interest in our outstanding common stock. As of March 1, 2026, Lument Investment Holdings, LLC owned 27.3% of our outstanding common stock and the Hunt Investors owned 12.3% of our outstanding common stock. In addition, James C. Hunt, is a member of our board of directors. As a result, each of Lument Investment Holdings, LLC and the Hunt Investors has the ability to influence the outcome of matters that require a vote of our stockholders, including election of our board of directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests.

Maintenance of our exclusion from the Investment Company Act will impose limits on our business; we have not sought formal guidance from the staff of the SEC as to our treatment of loans in securitization trusts and there can be no assurance that the staff will not adopt a contrary interpretation which could cause us to sell material amounts of our assets and to change our investment strategy.

We intend to conduct our operations so that neither we nor our subsidiaries are required to register as investment companies under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We believe that we do not meet the definition of investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, we are primarily engaged in a non-investment company business related to real estate.

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

Conducting our business so that we are not required to register under the Investment Company Act limits, among other things: the types of businesses in which we may engage through our subsidiaries; our organizational structure and business strategy; and the types of assets we and our subsidiaries originate, acquire or sell; and the timing of such originations, acquisitions and dispositions (including doing so when we would not otherwise choose to do so). We cannot assure you that we would be able to complete any such originations, acquisitions or dispositions on favorable terms, or at all. Any or all of the above could materially and adversely affect us.

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

We are a "smaller reporting company” and we have availed and may continue to avail ourselves of the reduced disclosure requirements, which may make the Company’s securities less attractive to investors.

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

The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is 20%, exclusive of a 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Thus, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity securities. However, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of "qualified REIT dividends" (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock. Investors should consult their own tax advisors regarding their effective tax rate with respect to REIT dividends.

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

To maintain our qualification as a REIT, we must satisfy five tests relating to the nature of our assets at the end of each calendar quarter. First, at least 75% of the value of our total assets must consist of cash, cash items, government securities and real estate assets, including certain mortgage loans and securities and debt instruments issued by publicly offered REITs. Second, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either value or voting power. Third, no more than 5% of the value of our total assets can consist of the securities of any one issuer. Fourth, no more than 25% of our total assets can be represented by securities of one or more TRSs. Fifth, not more than 25% of our assets may consist of debt instruments issued by publicly offered REITs to the extent that such debt instruments constitute "real estate assets" for purposes of the 75% asset test described above only because of the express inclusion of "debt instruments issued by publicly offered REITs" in the definition. If we fail to comply with these requirements at the end of any calendar quarter, we will lose our REIT qualification unless we are able to qualify for certain statutory relief provisions, which may involve paying taxes and penalties. In order to comply with the asset tests, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and the amount available for distribution to our stockholders.

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

The present U.S. federal income tax treatments of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS, and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal tax law, regulations or administrative interpretations, will be adopted, promulgated of become effective and any such law, regulation or interpretation may take effect retroactively. Future revisions in the U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investments in us.

Distributions to tax-exempt investors may be classified as unrelated business taxable income, or UBTI, as defined under Section 512(a) of the Internal Revenue Code.

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including: (1) part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as UBTI if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI; (2) part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute UBTI if the investor incurs debt in order to acquire the stock; (3) part or all of the income or gain recognized with respect to our stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Internal Revenue Code may be treated as UBTI; (4) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a "taxable mortgage pool," or if we hold residual interests in a REMIC; and (5) a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as UBTI.

The value of our assets represented by our TRS is required to be limited and a failure to comply with this and certain other rules governing transactions between a REIT and its TRSs would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Other than certain activities relating to lodging and healthcare facilities, a TRS generally may engage in any business and may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. No more than 25% (20% for the taxable years beginning before January 1, 2026) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT, or by a TRS on behalf of its parent REIT, that are not conducted on an arm’s-length basis.

Our current TRS, and any future TRSs, will pay U.S. federal, state and local income tax on their respective taxable incomes, if any. We anticipate that the aggregate value of the securities of our TRS will be less than 25% of the value of our total assets (including our TRS securities). Furthermore, we intend to monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS-ownership limitations. In addition, we will review all our transactions with our TRS to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to continue to comply with the TRS-ownership limitation or to avoid application of the 100% excise tax discussed above.

Your investment has various U.S. federal income tax risks.

We urge you to consult your tax advisor concerning the effects of U.S. federal, state, local and non U.S. tax laws to you with regard to an investment in shares of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As an externally managed company, our day-to-day operations are managed by our Manager and our executive officers under the supervision of our board of directors and its committees. Our executive officers are senior investment professionals provided to us through our Manager pursuant to our Management Agreement with our Manager. Our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of ORIX USA, a diversified financial company and subsidiary of ORIX and participates in and is subject to ORIX USA's cybersecurity program. Accordingly, we rely and our Manager relies on ORIX USA and its cybersecurity risk management program to identify, assess and manage material risks to our business from cybersecurity threats.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including our business strategy, results of operations or financial condition. For a discussion of how risks from cybersecurity threats affect our business see, "Part I. Item 1A. Risk Factors - the occurrence of cyber-incidents, or a deficiency in our Manager's Cybersecurity or those of any of our third party service providers, could negatively affect our business by causing a disruption to our operations, a compromise of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations” in this Annual Report on Form 10-K.

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

Cybersecurity Risk Management and Strategy

ORIX USA has engaged HCLTech ("HCL") to manage all infrastructure and cybersecurity services for ORIX USA and its subsidiaries, under the governance of the ORIX information and cybersecurity leadership team. HCL has over twenty-eight years' experience in cybersecurity, ten Cybersecurity Fusion Centers ("CSFC") strategically placed across the globe, and employs over 8,000 cybersecurity professionals. The ORIX information and cybersecurity leadership team and HCL are considered the "ORIX USA Information Technology and Cybersecurity Team".

HCL delivers managed security services to ORIX USA from its Offshore Management Center ("OMC") and CSFCs providing 24x7 operations including security information and event management ("SIEM") and security orchestration, automation and response ("SOAR") platforms which cover ORIX USA's cybersecurity landscape including network security, email security, endpoint security, data security, application security, cloud security, privileged access management, vulnerability management, cybersecurity incident response, cybersecurity third-party risk, cybersecurity awareness training, phishing simulations and identity and access management.

The ORIX USA CTO leads the ORIX USA Information Technology and Cybersecurity Team responsible for managing information security at ORIX USA's asset management business, including its cybersecurity strategy and program, which encompasses quarterly cybersecurity awareness and new employee onboarding about ORIX USA's security policies. The ORIX USA Information Technology and Cybersecurity Team's responsibilities cover three main areas: (i) operations and engineering, (ii) threat detection and response, and (iii) governance. The ORIX USA CTO leads the cybersecurity team with over five years of experience at ORIX USA and 18 prior years of experience at a large asset management firm. This cybersecurity program is aligned with the NIST Cybersecurity Framework ("NIST CSF"), emphasizing training and development.

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

ORIX USA maintains a cybersecurity incident response capability that includes detailed policies, plans and modular run books and maps designed around different types of cybersecurity incidents. The plan and run books are tested annually through cybersecurity tabletop simulations where incident response, technical, and executive team members go through real-world scenarios focused on current cybersecurity threats. ORIX USA’s cybersecurity incident response plan provides for escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our Company, and evaluation of the adequacy of our cybersecurity program, including risk mitigation, compliance and controls. ORIX USA has established a notification decision framework to determine when to send notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notification to different recipient groups, including our Manager and officers of LFT.

ITEM 2. PROPERTIES

We maintain our corporate headquarters at 230 Park Avenue, 20th Floor, New York, NY 10169 in office space furnished to us by our Manager. We reimburse our Manager under the Management Agreement between us for lease and other related expenses incurred in furnishing us with our offices. We believe that our property is maintained in good condition and is suitable and adequate for our purposes. For an overview of our real estate investments, see Note 5 to our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are or may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 17, 2026, the last reported sales price for our common stock on the New York Stock Exchange under the symbol "LFT" was $1.38.

Holders

At December 31, 2025, there were 52,399,265 shares of our common stock outstanding. As of March 17, 2026, there were 14 registered holders of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our stock is held in "street name" through banks or broker dealers.

Dividends

Dividends on our common stock are paid on a quarterly basis.

All dividend distributions are made with the authorization of the board of directors at its discretion and depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time.

The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We are required to distribute to our stockholders as dividends at least 90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid, and 90% of our net income, if any (after tax) from foreclosure property in order to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2026 and thereafter.

The following table presents cash dividends declared on our common stock from January 1, 2024 through December 31, 2025:

	Common Dividends Declared per Share
Declaration Date	Amount	Record Date	Date of Payment
March 15, 2024	$0.07	March 28, 2024	April 15, 2024
June 13, 2024	$0.08	June 28, 2024	July 15, 2024
September 16, 2024	$0.08	September 30, 2024	October 15, 2024
December 12, 2024	$0.08	December 31, 2024	January 15, 2025
December 12, 2024	$0.09	December 31, 2024	January 15, 2025
March 19, 2025	$0.08	March 31, 2025	April 15, 2025
June 20, 2025	$0.06	June 30, 2025	July 15, 2025
September 16, 2025	$0.04	September 30, 2025	October 15, 2025
December 11, 2025	$0.04	December 31, 2025	January 15, 2026

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

The Company did not purchase any common shares under the plan during the twelve months ended December 31, 2025.

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

In January 2020, we entered into a series of transactions with subsidiaries of ORIX USA, a diversified financial company with the ability to provide investment capital and asset management services to clients in the corporate, real estate and municipal finance sectors. We entered into a new Management Agreement with Lument IM, while another affiliate of ORIX USA purchased an ownership stake of approximately 5.0% through a privately placed stock issuance. On February 22, 2022, the affiliate purchased an additional 13,071,895 shares of common stock from the transferable common stock rights offering, increasing its beneficial ownership in the Company to approximately 27.4%. These transactions have enhanced the scale of LFT and are expected to generate stockholder value through leveraging ORIX USA's expansive originations, asset management and servicing platform.

Lument IM is an affiliate of Lument, a nationally recognized leader in multifamily and seniors housing and health care finance. The Company leverages Lument's broad platform and significant expertise when originating and underwriting investments.

We invest primarily in transitional floating rate CRE mortgage loans with an emphasis on middle market multifamily assets. We may also invest in other CRE-related investments including mezzanine loans, preferred equity, commercial mortgage-backed securities, fixed rate loans, construction loans and other CRE debt instruments. We finance our current investments in transitional multifamily and other CRE loans through CRE CLOs and other forms of secured financing agreements. Our primary sources of income are net interest from our investment portfolio and non-interest income from our mortgage loan-related activities. Net interest income represents the interest income we earn on investments less the expense of funding these investments.

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

Recent Developments

2025 was marked by significant volatility in global markets, driven by tariffs and international trade policy and disputes, political and regulatory uncertainty, geopolitical conditions, elevated interest rates, and inflation. Collectively, these market dynamics have posed challenges to commercial real estate values and transaction activity. However, the Federal Reserve decreased interest rates in 2024 and 2025, which has contributed to an improvement in the cost and availability of debt.

Thus far, 2026 has been marked by additional policy-driven uncertainty and market volatility, including with respect to international trade policy and geopolitical conditions. The Federal Reserve recently held interest rates steady for the first time since July 2025. While some officials have expressed support for additional decreases in interest rates in 2026, other officials have expressed opposition to additional decreases. As a result, significant uncertainty exists with respect to the timing, direction and extent of any future interest rate changes, in addition to uncertainty related to international trade policy, the political and regulatory environment, geopolitical events, and inflation. Our continued monitoring of these and other conditions will continue to inform our loan origination volumes, liquidity, and capital allocation in 2026.

2025 Highlights

Operating Results

•Net loss attributable to common stockholders of $7.5 million, or $0.14 per share of common stock
•Distributable Earnings of $7.6 million, or $0.14 per share of common stock
•Declared aggregate quarterly common dividends of $11.5 million, or $0.22 per share of common stock. The fourth quarter dividend of $0.04 per share of common stock produced an annualized yield of 11.3% on our closing stock price as of December 31, 2025
•Book value of common stock as of December 31, 2025 was $159.0 million, or $3.03 per share of book value of common stock

Investment Activity

•We acquired sixteen loans with an initial unpaid principal balance of $359.5 million and a weighted average interest rate of 30-day term SOFR plus 2.97%, nine funded advances with an initial unpaid principal balance of $30.8 million and a weighted average interest rate of 30-day term SOFR plus 3.62% and we originated four loans with an unpaid principal balance of $13.7 million and a weighted average interest rate of 30-day term SOFR plus 3.14%
•Experienced $266.6 million in loan payoffs and transitioned $62.6 million of loans with unpaid principal balance at time of foreclosure to real estate owned
•$1.1 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.33%, excluding unamortized purchase discounts of $1.7 million and deferred loan fees of $0.8 million as of December 31, 2025
•Multifamily assets represent 92.7% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $800.0 million with an average spread to 30-day term SOFR of 2.24% as of December 31, 2025, representing 80% of our secured financings
•Redeemed the 2021-FL1 CLO
•Entered into a new $450 million uncommitted master repurchase agreement
•Entered into a new $50 million term lending agreement for financing of non-performing loans and REO
•Entered into and closed a $663.8 million managed CRE CLO with a 30-month reinvestment period providing $585.0 million of non-mark-to-market financing equating to an 88.12% advance rate, at a weighted average cost of capital of 30-day term SOFR plus 1.91% before transaction costs.

Factors Impacting Our Operating Results

Market conditions.  The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers. During the year ended December 31, 2025, we foreclosed on four multifamily properties as result of the borrowers' inability to make payments, reducing our interest income accordingly. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rates. This year has been characterized by significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical uncertainty and political and regulatory uncertainties.

Changes in market interest rates.  Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of December 31, 2025, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of December 31, 2025, 100.0% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 2.18%, of which 18.8% had an interest rate floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of December 31, 2025, the weighted average spread of our commercial loan portfolio was 3.33%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

After a prolonged period of rising interest rates, the Federal Reserve began lowering interest rates in September 18, 2024 by 0.50% and on each of November 7, 2024 and December 18, 2024, respectively, the Federal Reserve lowered interest rates by 0.25%. Additionally, on each of September 17, 2025, October 29, 2025 and December 10, 2025, respectively, the U.S. Federal Reserve lowered the federal funds rate by 0.25% to a current target range of 3.50% - 3.75%. Interest rates to remain elevated, and the timing, direction and extent of any future interest rate changes remain uncertain.

In addition to the risk related to fluctuations in cash flows associated with movement in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates or the continued elevation in current rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates potentially contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of December 31, 2025, 72.6% of our performing loans have interest rate caps with a weighted-average strike price of 3.9%.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of December 31, 2025, 97.8% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for specific credit reserves.

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

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans with non-recourse secured borrowings, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements, as well as, a master repurchase agreement and a term financing agreement. However, to the extent that we seek to invest in additional commercial mortgage loans, outside of our secured borrowings, we will in part be dependent on our ability to issue additional collateralized loan obligations, master repurchase agreements, to secure alternative financing facilities or to raise additional common or preferred equity. The expectation of slower interest rate decreases moving forward and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period could limit our ability to grow our business. Additionally, the CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests, which would impact our liquidity. In addition, our secured financing agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we will be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral.

Prepayment speeds.  Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. We have acquired twenty-nine loans and nineteen funded loan advances with an initial aggregate unpaid principal balance of $474.1 million with an aggregate purchase discount of $8.2 million. All of our other commercial mortgage loans were acquired at par. As of December 31, 2025, our aggregate unaccreted purchase discount was $1.7 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to shorter maturities of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for LMF 2023-1 Financing expired in July 2025 and LMNT 2025-FL3 remains in place through May 2028. Currently, the interest rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest during active reinvestment periods, we may be subject to a reduction in interest income in the future. To the extent any loans are permanently financed by the Manager or any of its affiliates, the prepayment penalties will be waived, resulting in a reduction to reimbursed expense by an amount equal to 50% of the amount of any such waived fee capped at a waived fee of 1%.

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

Governmental actions. Since 2008, when both Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government, there have been a number of proposals to reform the U.S. housing finance system in general, and Fannie Mae and Freddie Mac in particular. We anticipate debate on residential housing and mortgage reform to continue through 2026 and beyond, but a deep divide persists between factions in Congress and as such it remains unclear what shape any reform would take and what impact, if any, reform would have on mortgage REITs.

Key Financial Measures and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended December 31, 2025, we recorded loss per share of $0.16, declared a quarterly common dividend of $0.04 per share, and reported $0.01 per share of Distributable Loss. In addition, our book value per share was $3.03 per share. For the year ended December 31, 2025, we recorded loss per share of $0.14, declared aggregate common dividends of $0.22 per share, and reported $0.14 per share of Distributable Earnings.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share:

	Three Months Ended December 31,	Year Ended December 31,
	2025	2025	2024
Net (loss) income attributable to common stockholders	$(8,942,111)	$(7,485,309)	$17,909,190
Weighted-average shares outstanding, basic and diluted	52,381,724	52,344,316	52,274,904
Net (loss) income per share, basic and diluted	$(0.17)	$(0.14)	$0.34
Dividends declared per share	$0.04	$0.22	$0.40

Distributable Earnings (Loss)

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income:

	Three Months Ended December 31,	Year Ended December 31,
	2025	2025	2024
Net (loss) income attributable to common stockholders	$(8,942,111)	$(7,485,309)	$17,909,190
Realized loss on sale of real estate owned	(200,196)	(200,196)	—
Unrealized gain (loss) on mortgage servicing rights	11,367	95,041	42,686
Unrealized provision for credit losses	8,628,158	14,390,927	5,275,122
Depreciation and amortization of real estate owned	295,698	779,260	—
Adjustment for (provision for) income taxes	6,629	8,193	18,808
Distributable Earnings	$(200,455)	$7,587,916	$23,245,806
Weighted-average shares outstanding, basic and diluted	52,381,724	52,344,316	52,274,904
Distributable Earnings per share, basic and diluted	$—	$0.14	$0.44

Book Value Per Share

The following table calculates our book value per share:

	December 31, 2025	December 31, 2024
Total stockholders' equity	$218,987,218	$237,799,532
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	158,987,218	177,799,533
Common stock outstanding	52,399,265	52,309,209
Book value per share(1)	$3.03	$3.40

(1)    Book value as of December 31, 2025 and December 31, 2024 includes the impact of an estimated CECL allowance of $22,658,121 or $0.43 per common share and $11,320,220, or $0.22 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of December 31, 2025, we have determined that we are the primary beneficiary of the LMF 2023-1 Financing and LMNT 2025-FL3 CLO based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities and the collateralized loan obligations.

The following table details our loan activity by unpaid principal balance:

Year Ended December 31, 2025
Balance at December 31, 2024	$1,048,803,078
Purchases and fundings	403,888,645
Proceeds from principal repayments	(266,906,712)
Transfer to Real Estate Owned	(62,580,330)
Charge-offs	3,110,581
Purchase discount	(111,184)
Origination and other loan fees	(2,418,752)
Accretion of purchase discount	1,919,809
Accretion of deferred loan fees	2,791,339
Provision for credit losses	(14,448,482)
Balance at December 31, 2025	$1,114,047,992

The following table details overall statistics for our loan portfolio as of December 31, 2025 and December 31, 2024:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
December 31, 2025
Loans held-for-investment
Senior secured loans(5)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7	68.9%
Allowance for credit losses	N/A	$(22,658,121)
	$1,140,268,217	$1,114,047,992	61	100.0%	7.2%	1.7	68.9%

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Life (Years)(3)	LTV(4)
December 31, 2024
Loans held-for-investment
Senior secured loans(5)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1	72.5%
Allowance for credit losses	N/A	$(11,320,220)
	$1,065,563,646	$1,048,803,078	65	100.0%	8.1%	2.1	72.5%

(1)    Carrying Value includes $1,657,584 and $3,466,214 in unaccreted purchase discounts as of December 31, 2025 and December 31, 2024, respectively.
(2)    Weighted average coupon assumes applicable 30-day term SOFR of 3.85% and 4.51% as of December 31, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floor of 2.18% and 0.63%, respectively. As of December 31, 2025 and December 31, 2024, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
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
(5)    As of December 31, 2025, $856,064,487 of the outstanding senior secured loans were held in VIEs and $257,983,507 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2024, $1,049,886,009 of the outstanding senior secured loans were held in VIEs and $(1,082,931) of the outstanding senior secured loans were held outside of VIEs.

Portfolio Surveillance and Credit Quality

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of December 31, 2025 or December 31, 2024.

As of December 31, 2025, we had aggregate specific allowance of credit losses of $17.6 million due to management's: (1) continued identification of one loan collateralized by two multifamily properties in Philadelphia, PA ($1.3 million specific allowance) with an aggregate unpaid balance of $15.5 million as risk rated "5" due to maturity default; (2) continued identification of one loan collateralized by a multifamily property in Colorado Springs, CO ($2.4 million specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $10.5 million as risk rated "5" due to monetary default; (3) identification of two loans collateralized by two multifamily properties in Arlington, TX ($3.6 million specific allowance; non-accrual cash basis) and Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $35.5 million as risk rated "5" due to maturity default and (4) identification of four loans collateralized by four multifamily properties in Des Moines, IA ($0.5 million specific allowance; non-accrual cash basis), Tampa, FL ($0.9 million specific allowance; non-accrual cash basis), Tallahassee, FL ($3.0 million specific allowance; non-accrual cash basis) and Ypsilanti, MI ($5.9 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $55.8 million as risk rated "5" due to monetary default.

We recorded $0.8 million in cash basis income received on non-accrual loans during the year ended December 31, 2025, subsequent to their determination to be risk rated "5" loans and we received $0.3 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of the respective loan.

As of December 31, 2024, we had aggregate specific allowance for credit losses of $3.8 million due to management's identification of: (1) three loans collateralized by four multifamily properties in Philadelphia, PA ($0.1 million specific allowance; non-accrual cost recovery), Orlando, FL ($0.4 million specific allowance; non-accrual cash basis) and Colorado Springs, CO ($1.1 million specific allowance; non-accrual cash basis) with an aggregate unpaid principal balance of $45.1 million as risk rated "5" due to monetary default; (2) one collateralized by two healthcare properties in Polk County, FL ($0.6 million specific allowance; non-accrual cash basis) with an aggregate unpaid principal balance of $6.1 million as risk rated "5" due to monetary default and (3) two loan collateralized by two multifamily properties in Dallas, TX (no specific allowance) and San Antonio, TX ($1.6 million specific allowance; non-accrual cash basis) with an aggregate unpaid principal balance of $47.0 million as risk rated "5" due to technical default.

No income was recorded on these loans subsequent to their determination to be a risk rated "5" loan and we received $0.8 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of the respective loan.

In the second quarter of 2025, the $15.4 million San Antonio, TX ($2.4 million specific allowance) loan and a loan collateralized by a multifamily property in Houston, TX with an aggregate unpaid principal balance of $11.5 million ($0.5 million specific reserve) were foreclosed on, with ownership and deed to the property being taken by two newly formed subsidiaries of the Company. Additionally, in the third quarter of 2025, two loans collateralized by two multifamily properties in San Antonio, TX ($0.2 million specific allowance) with aggregate unpaid principal balance of $35.7 million were foreclosed on, with ownership and deed to the property being taken by two newly formed subsidiaries of the Company.

Our Manager's asset management team proactively manages the Company's investment portfolio. The asset management team, together with our Manager's underwriting and servicing teams, monitors the credit performance of the investment portfolio, working closely with borrowers to manage all of our positions and monitor financial performance of our collateral assets, including execution of business plans and daily activities within our investment portfolio.

Loan modifications and amendments are commonplace in the transitional lending business. We may amend or modify a loan depending on the loan's specific facts and circumstances. These loan modifications typically include additional time for a borrower to refinance or sell their property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection and/or an increase in the loan coupon or additional fees. We continue to work with our borrowers to address issues as they arise while seeking to preserve the credit attributes of our loans. However, we cannot assure you that these efforts will be successful, and we may experience payment delinquencies, defaults, foreclosures or losses.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The weighted average risk rating of our total loan exposure was 3.2 and 3.5 as of December 31, 2025 and December 31, 2024, respectively. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $27.1 million, a risk rating of "3" of $208.2 million, a risk rating of "4" of $23.2 million and a risk rating of "5" of $8.1 million, offset by funding of loans with a risk rating of "2" of $96.1 million, a risk rating of "3" of $306.8 million and a risk rating of "5" of $0.9 million during the year ended December 31, 2025. Additionally, $34.3 million of loans with a risk rating of "3" transitioned to a risk rating of "2", $42.9 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $13.7 million of loans transitioned from a risk rating of "3" to a risk rating of "5", $114.5 million of loans transitioned from a risk rating of "4" to a risk rating of "3", and $77.2 million of loans transitioned from a risk rating of "4" to a risk rating of "5" and $49.2 million of loans transitioned from a risk rating of "5" to a risk rating of "3". Further, $35.7 million of loans with a risk rating of "3", $11.5 million of loans with a risk rating of "4" and $15.4 million of loans with a risk rating of "5" were foreclosed and moved to REO. The following table presents the principal balance and net book value based on our internal risk ratings:

December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024	2022	2021
1	—	$—	$—	—	$—	$—
2	9	161,089,912	43,904,254	48,438,856	68,375,256	—
3	38	752,514,730	182,723,449	133,591,415	134,038,225	297,723,546
4	6	109,281,497	—	—	73,034,316	34,009,099
5	8	117,382,078	—	—	84,542,855	13,666,721
	61	$1,140,268,217	$226,627,703	182,030,271	$359,990,652	$345,399,366

Real Estate Owned

During the year ended December 31, 2025, Lument Real Estate Capital, LLC ("LREC"), as special servicer for 2021-FL1 CLO foreclosed on two multifamily bridge loans located in San Antonio, TX with an aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company. Additionally, LREC, as special servicer for LMF 2023-1 Financing foreclosed on two multifamily bridge loans located in Houston, TX and San Antonio, TX with aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deed to the properties being taken by a newly formed subsidiaries of the Company.

The fair value of the REO at time of foreclosure was determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which was 6.25%-7.40%. The significant unobservable input used for the market approach is the price per unit from an appraisal or broker opinion of value.

On December 22, 2025, the Company sold the properties located in San Antonio, TX held by a subsidiary of the Company to a third party for $8.2 million and recognized a $0.5 million realized loss on the sale of the property. The realized loss on the sale of the property is included within realized loss on real estate owned in the Company's consolidated statements of operations.

At December 31, 2025, our REO assets were comprised of three multifamily properties held within various subsidiaries of the Company. A summary of our REO assets is as follows:

	December 31, 2025	December 31, 2024
Real estate owned, held-for-investment
Land	$4,278,272	$—
Building	22,907,888	—
Less: Accumulated depreciation and amortization	(347,150)	—
Total	$26,839,010	$—

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$24,099,072	$—
Total	$24,099,072	$—

At December 31, 2025, our REO properties had a weighted average occupancy rate of approximately 69.1%.

We recorded depreciation and amortization expense related to the REO assets of $0.8 million for the year ended December 31, 2025, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $3.3 million and operating expense of $3.0 million for the year ended December 31, 2025, recorded as "Net income (expense) from real estate owned operations" in the consolidated statement of operations.

The table below sets forth additional information relating to the Company's portfolio as of December 31, 2025:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)	Loan/Investment Per Unit(4)	Risk Rating
Senior Secured Loans
1	Senior secured	January 31, 2025	43,655,000	43,655,000	43,655,000	Los Angeles, CA	Multifamily	1mS + 3.0	2.7	66.1%	$285,327/unit	3
2	Senior secured	July 31, 2025	40,000,000	40,000,000	40,000,000	Lincoln Park, NJ	Multifamily	1mS + 2.8	3.2	62.9%	$227,273/unit	3
3	Senior secured	December 23, 2024	36,800,000	36,800,000	36,800,000	Macon, GA	Multifamily	1mS + 2.9	4.1	66.1%	$131,429/unit	3
4	Senior secured	January 16, 2025	36,000,000	36,000,000	36,000,000	Noblesville, IN	Multifamily	1mS + 2.6	2.2	67.6%	$162,162/unit	3
5	Senior secured	January 29, 2025	39,800,000	35,500,000	35,500,000	Manchaca, TX	Multifamily	1mS + 3.0	3.2	52.2%	$104,412/unit	3
6	Senior secured	December 16, 2021	36,350,000	36,350,000	35,000,000	Daytona Beach, FL	Multifamily	1mS + 3.2	1.1	71.7%	$141,129/unit	3
7	Senior secured	March 22, 2022	32,203,323	32,103,323	31,627,625	Seneca, SC	Multifamily	1mS + 3.4	1.3	74.5%	$263,564/unit	4
8	Senior secured	June 28, 2022	29,940,124	29,940,125	29,623,930	Dallas, TX	Multifamily	1mS + 3.4	1.6	71.6%	$95,870/unit	3
9	Senior secured	June 8, 2021	31,400,000	31,400,000	29,543,566	Miami, FL	Multifamily	1mS + 3.3	0.3	74.3%	$126,255/unit	3
10	Senior secured	April 3, 2025	27,500,000	27,500,000	27,500,000	Lockport, IL	Multifamily	1mS + 2.8	2.3	64.5%	$245,536/unit	2
11	Senior secured	November 2, 2021	26,049,291	26,049,291	26,049,291	Melbourne, FL	Multifamily	1mS + 3.2	0.2	72.1%	$113,752/unit	3
12	Senior secured	September 17, 2024	25,500,000	25,500,000	25,500,000	Marysville, OH	Multifamily	1mS + 2.9	1.8	73.8%	$186,131/unit	2
13	Senior secured	April 27, 2022	24,525,000	24,525,000	24,525,000	North Brunswick, NJ	Multifamily	1mS + 3.4	1.4	79.9%	$96,937/unit	3

14	Senior secured	August 26, 2021	25,163,008	25,163,008	24,468,032	Clarkston, GA	Multifamily	1mS + 3.6	2.7	79.0%	$86,155/unit	4
15	Senior secured	December 20, 2024	23,500,000	23,391,109	23,370,018	Olympia, WA	Multifamily	1mS + 3.8	4.1	68.5%	$83,764/unit	3
16	Senior secured	October 18, 2021	24,252,193.15	24,252,193	23,348,000	Cherry Hill, NJ	Multifamily	1mS + 3.1	0.9	72.4%	$132,659/unit	3
17	Senior secured	December 29, 2021	25,000,000	23,000,000	23,000,000	Spring Lake, NC	Multifamily	1mS + 4.0	1.1	59.9%	$147,436/unit	3
18	Senior secured	August 26, 2021	23,065,020.96	23,065,021	22,872,354	Union City, GA	Multifamily	1mS + 3.5	1.3	70.4%	$77,797/unit	3
19	Senior secured	December 6, 2024	24,889,294	22,080,778	21,990,281	Groveport, OH	Multifamily	1mS + 3.5	3.1	51.5%	$133,274/unit	3
20	Senior secured	November 16, 2021	21,975,000	21,975,000	21,916,753	Dallas, TX	Multifamily	1mS + 3.3	1.0	73.5%	$101,466/unit	3
21	Senior secured	July 8, 2022	22,118,543.44	22,118,543	21,818,465	Arlington, TX	Multifamily	1mS + 3.8	1.7	67.1%	$97,404/unit	5
22	Senior secured	August 31, 2021	21,750,000	21,725,235	21,644,684	Houston, TX	Multifamily	1mS + 3.4	0.1	74.2%	$83,249/unit	3
23	Senior secured	March 22, 2022	21,808,995.9	21,808,996	21,442,771	York, PA	Multifamily	1mS + 3.3	0.3	79.2%	$148,908/unit	3
24	Senior secured	November 29, 2022	20,360,000	20,360,000	20,360,000	Glendale, WI	Healthcare	1mS + 4.0	1.0	45.0%	$242,381/unit	3
25	Senior secured	November 5, 2021	19,625,273.67	19,625,274	19,625,274	Orlando, FL	Multifamily	1mS + 3.1	0.9	78.1%	$129,969/unit	3
26	Senior secured	November 21, 2022	18,920,000	18,920,000	18,920,000	Houston, TX	Healthcare	1mS + 4.0	1.0	67.0%	$236,500/unit	2
27	Senior secured	November 10, 2022	18,590,000	18,590,000	18,590,000	Austin, TX	Healthcare	1mS + 4.0	1.0	65.0%	$281,667/unit	2
28	Senior secured	February 11, 2022	19,445,669.78	19,445,670	18,363,394	Tampa, FL	Multifamily	1mS + 3.6	1.3	78.0%	$136,025/unit	5
29	Senior secured	November 23, 2021	18,619,982.52	18,619,983	18,341,502	Orange, NJ	Multifamily	1mS + 3.3	1.0	78.0%	$166,741/unit	3
30	Senior secured	February 2, 2022	18,578,490.49	18,578,490	17,936,729	Houston, TX	Multifamily	1mS + 3.5	1.6	77.5%	$72,326/unit	4
31	Senior secured	March 26, 2025	17,780,000	17,780,000	17,780,000	Kannapolis, NC	Multifamily	1mS + 2.9	2.3	60.4%	$179,596/unit	3
32	Senior secured	December 20, 2024	17,010,000	17,010,000	17,010,000	Lafayette, IN	Multifamily	1mS + 2.7	2.1	68.0%	$118,125/unit	2
33	Senior secured	March 31, 2022	18,140,000	16,956,276	16,956,276	Tallahassee, FL	Multifamily	1mS + 3.0	1.3	74.8%	$88,314/unit	5
34	Senior secured	March 28, 2025	16,500,000	16,500,000	16,500,000	Lansing, MI	Multifamily	1mS + 2.9	2.3	73.5%	$189,655/unit	2
35	Senior secured	December 16, 2021	16,375,000	16,375,000	16,375,000	Daytona Beach, FL	Multifamily	1mS + 3.2	1.1	71.7%	$66,028/unit	3
36	Senior secured	November 21, 2022	15,735,000	15,735,000	15,735,000	Southlake, TX	Healthcare	1mS + 4.0	1.0	48.0%	$172,912/unit	2
37	Senior secured	February 22, 2022	18,241,527	15,524,795	15,524,795	Philadelphia, PA	Multifamily	1mS + 3.8	1.3	80.0%	$337,496/unit	5
38	Senior secured	April 6, 2022	16,161,567	16,161,567	15,347,180	Vineland, NJ	Multifamily	1mS + 3.8	0.5	77.0%	$113,683/unit	2
39	Senior secured	April 27, 2022	14,171,703.99	14,171,704	14,171,704	Houston, TX	Multifamily	1mS + 3.7	1.4	79.6%	$88,573/unit	4
40	Senior secured	December 28, 2021	13,864,376	13,864,376	13,864,376	Houston, TX	Multifamily	1mS + 3.3	0.2	71.2%	$35,825/unit	3
41	Senior secured	April 12, 2021	17,000,000	13,666,721	13,666,721	Cedar Park, TX	Multifamily	1mS + 3.9	0.4	66.7%	$113,889/unit	5
42	Senior secured	December 20, 2024	13,000,000	13,000,000	13,000,000	Olympia, WA	Multifamily	1mS + 3.8	4.1	68.5%	$46,595/unit	3
43	Senior secured	July 26, 2022	13,880,000	13,386,484	12,905,495	Atlanta, GA	Multifamily	1mS + 3.7	1.7	65.2%	$126,524/unit	3
44	Senior secured	November 5, 2024	13,090,000	12,851,563	12,851,563	El Paso, TX	Multifamily	1mS + 3.8	1.9	69.9%	$52,887/unit	3
45	Senior secured	December 28, 2021	12,203,341	12,203,341	12,203,341	Houston, TX	Multifamily	1mS + 3.3	0.2	71.2%	$31,533/unit	3

46	Senior secured	May 12, 2022	11,926,591.01	11,926,591	11,926,591	Ypsilanti, MI	Multifamily	1mS + 3.5	1.5	68.4%	$70,992/unit	5
47	Senior secured	October 10, 2024	12,100,000	11,550,000	11,550,000	Cottonwood, AZ	Multifamily	1mS + 3.3	3.9	38.5%	$49,359/unit	3
48	Senior secured	January 25, 2022	11,406,810.12	11,406,810	11,261,792	Corpus Christi, TX	Multifamily	1mS + 3.6	2.5	78.8%	$67,436/unit	4
49	Senior secured	October 28, 2021	12,203,838.59	12,203,839	11,202,535	Tampa, FL	Multifamily	1mS + 3.1	0.9	75.7%	$164,743/unit	3
50	Senior secured	May 3, 2022	11,056,240.59	11,056,240	10,818,945	Port Richey, FL	Multifamily	1mS + 3.6	1.4	79.1%	$117,597/unit	3
51	Senior secured	June 28, 2022	10,531,845	10,531,845	10,531,845	Colorado Springs, CO	Multifamily	1mS + 3.9	1.6	73.1%	$114,477/unit	5
52	Senior secured	September 30, 2021	10,022,225.63	10,022,225	9,815,615	Clearfield, UT	Multifamily	1mS + 3.3	0.8	68.0%	$129,153/unit	4
53	Senior secured	July 14, 2022	9,843,891.34	9,843,891	9,429,206	Bradenton, FL	Multifamily	1mS + 3.9	1.7	74.4%	$112,252/unit	3
54	Senior secured	June 22, 2022	9,772,000	8,593,992	8,593,992	Des Moines, IA	Multifamily	1mS + 4.0	1.6	72.0%	$63,191/unit	5
55	Senior secured	April 15, 2024	8,500,000	8,500,000	8,500,000	Meridian, ID	Healthcare	1mS + 4.7	0.9	54.0%	$283,333/unit	3
56	Senior secured	December 19, 2025	6,960,000	6,960,000	6,960,000	San Antonio, TX	Multifamily	1mS + 2.8	4.1	76.5%	$48,333/unit	3
57	Senior secured	October 7, 2022	6,816,701	6,816,701	6,816,701	Fairborn, OH	Multifamily	1mS + 4.1	P-1M-6D	79.1%	$200,491/unit	3
58	Senior secured	September 18, 2024	6,000,000	6,000,000	6,000,000	Vallejo, CA	Multifamily	1mS + 3.4	1.3	71.2%	$105,263/unit	3
59	Senior secured	December 19, 2024	5,987,732	5,987,732	5,987,732	Bellflower, CA	Multifamily	1mS + 2.5	2.1	30.4%	$33,265/unit	2
60	Senior secured	December 29, 2021	4,549,146	4,549,146	4,549,146	Multi, NC	Multifamily	1mS + 4.0	1.1	59.9%	$29,161/unit	3
61	Senior secured	October 27, 2025	53,100,000	53,100,000	3,100,000	Columbus, OH	Multifamily	1mS + 2.4	2.9	75.0%	$11,654/unit	3
Total/Weighted Average			1,221,313,747	1,202,277,878	1,140,268,220			1mS + 3.3	1.7	68.9%		3
Real Estate Owned(5)
1	Real Estate Owned	February 01, 2022	N/A	12,957,120	12,957,120	San Antonio, TX	Multifamily	N/A	N/A	N/A	$76,218/unit
2	Real Estate Owned	March 04, 2022	N/A	11,000,000	11,000,000	Houstin, TX	Multifamily	N/A	N/A	N/A	$76,923/unit
3	Real Estate Owned	June 07, 2021	N/A	26,585,176	26,585,176	San Antonio, TX	Multifamily	N/A	N/A	N/A	$66,297/unit
Total				50,542,296	50,542,296

(1)    Total Loan Commitment represents the total commitment of the entire whole loan originated. See Note 11 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)    Committed Principal Amount includes funded participations by LFT-affiliated entities and third parties that are syndicated/sold.
(3)     LTV as of the date the loan was originated by a ORIX affiliate and is calculated after giving effect to capex and earn-out reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to origination date.
(4)     Loan Per Unit is based on the current principal amount divided by the property's current unit count.
(5)    Committed Principal and Current Principal Amount for Real Estate Owned represent the balances at time of foreclosure.

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations, secured financings, term lending agreement and master repurchase agreement. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions with the exception of our master repurchase agreement.

The following table summarizes our financing agreements:

	December 31, 2025					December 31, 2024
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$663,810,950	$646,244,711	$584,983,000	$—	$679,248,696
Master repurchase agreement	Mark-to-Market	450,000,000	259,571,503	177,193,781	272,806,219	—
Secured financings	Non-Mark-to-Market	238,255,462	226,839,353	169,655,462	—	386,300,000
Secured lending agreement	Mark-to-Market	50,000,000	34,650,632	17,000,000	33,000,000	—
Secured term loan	Non-Mark-to-Market	47,750,000	N/A	47,750,000	—	47,750,000
		$1,449,816,412		$996,582,243	$305,806,219	$1,113,298,696
(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)     Represents the principal balance of the collateral assets.

Collateralized Loan Obligations and Secured Financings

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly-formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%. On November 18, 2025, the Company optionally redeemed the 2021-FL1 CLO in full.

On July 12, 2023, the Company entered into and closed a matched-term non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt has an initial weighted average spread of approximately 314.0 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it is sooner repaid or redeemed in accordance with its terms. The financing had an initial two-year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.

On December 10, 2025, the Company completed the LMNT 2025-FL3 CLO, issuing eight tranches of CLO notes totaling $620.7 million through a newly formed wholly-owned subsidiary. Of the total CLO notes issued, $585.0 million were investment grade notes issued to third party investors and $35.7 million were below investment-grade and were retained by us. In addition, we retained a $43.1 million income note. The financing has an initial two-and-a-half year reinvestment period that allows principal proceeds of the loan obligations to be in reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $5.8 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the CLO closing date, resulting in the issuer owning obligations with a face value of $663.8 million, representing leverage of 88%. The investment grade notes had an initial weighted average spread of approximately 190.5 basis points over 30-day term SOFR, excluding fees and transaction costs. The investment grade notes mature on the payment date in July 2043, unless it is sooner repaid or redeemed in accordance with their terms.

The following table presents certain loan and borrowing characteristics of LMF 2023-1 Financing and LMNT 2025-FL3 CLO as of December 31, 2025:

As of December 31, 2025
Collateralized Loan Obligations	Count	Principal Value(1)	Carrying Value(2)	Wtd. Avg. Coupon(3)
Collateral (loan investments)	44	873,054,065	856,064,489	7.11%
Collateral (REO assets)	1	11,467,505	10,906,169	N/A
Financing provided	2	754,638,462	748,433,484	5.98%

(1)     The principal value for Collateral (REO assets) is the initial loan exposure.

(2)    The carrying value of the collateral is net of unaccreted purchase discounts of $1,595,224 and allowance for credit loss of $15,394,353 as of December 31, 2025. The carrying value for LMF 2023-1 Financing is net of debt issuance costs of $1,292,096 and the carrying value of LMNT 2025-FL3 CLO is net of debt issuance costs of $4,912,883 as of December 31, 2025.

(3)    Weighted average coupon assumes applicable 30-day term SOFR of 3.86% as of December 31, 2025,inclusive of weighted average interest rate floors of 2.55%. As of December 31, 2025, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 3.74% as of December 31, 2025 and spread of 2.24% as of December 31, 2025.

Master Repurchase and Secured Lending Agreements

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement ("Repurchase Agreement") with JPMorgan Chase Bank, N.A.. The Repurchase Agreement provides up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at per annum rates equal to term SOFR plus a spread to be determined on a case-by-case basis. The initial maturity date of the Repurchase Agreement is November 3, 2028, with two (2) one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions, described in more detail in the Repurchase Agreement.

On December 10, 2025, LCMT NPL Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into a loan agreement ("Loan Agreement") with Northeast Bank. The Loan Agreement provides for up to $50 million in maximum aggregate advances over a 36-month draw period to finance first mortgage loans and controlling first mortgage loan participations secured by commercial real estate. Each collateral loan financed under the Loan Agreement will be classified as a performing or non-performing loan, as described in more detail in the Loan Agreement. The Loan Agreement also provides financing for commercial REO properties, with related REO entities joining as borrowers under the Loan Agreement from time to time, as described in more detail in the Loan Agreement.

The following table presents certain loan and borrowing characteristics of the Repurchase Agreement and Loan Agreement as of December 31, 2025:

As of December 31, 2025
Secured Financing Agreements	Count	Principal Value(1)	Carrying Value(2)	Wtd. Avg Coupon(3)
Collateral (loan investments)	18	294,222,135	285,812,826	7.23%
Financing provided(4)	2	194,193,781	191,943,220	5.73%

(1)    Principal value of the Repurchase Agreement was $177,193,781 and the principal value of the Loan Agreement was $17,000,000 as of December 31, 2025.
(2)    Net of $2.3 million unamortized deferred financing costs as of December 31, 2025.
(3)    Weighted average funding cost for the Repurchase Agreement assumes applicable 30-day term SOFR of 3.73% as of December 31, 2025 and a spread of 1.85%. Weighted average funding cost for the Loan Agreement assumes applicable 30-day term SOFR of 3.73% as of December 31, 2025 and a spread of 3.50%.
(3)    Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.

Secured Term Loan

In January 2020, we entered into a $40.25 million secured term loan with an initial maturity of February 2025. In April 2021, we entered into an amendment, providing, among other things, an incremental secured term loan in the amount of $7.5 million and a one-year maturity extension to February 2026. In August 2021, the Company drew down the $7.5 million incremental secured term loan. In February 2026, the Company entered into certain additional amendments that extended the maturity to February 20, 2030. In addition, the February 2026 amendments provided the Company with an incremental secured term loan in the aggregate principal amount of $2,25 million, which the Company drew upon on February 23, 2026.

As most recently amended, borrowings under the Secured Term Loans bear interest at a fixed rate of 9.75% per annum, which is subject to step up by 0.50% per annum for the first three months after February 20, 2029, with further step ups of 0.50% per annum every three months thereafter until the maturity date..

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2025 and December 31, 2024, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

The following table presents certain borrowing characteristics of the Secured Term Loan as of December 31, 2025:

	As of December 31, 2025
	Outstanding Balance	Carrying Value	Coupon
Secured Term Loan	$47,750,000	$47,719,279	8.38%

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

Commercial Mortgage Loans Held-for-Investment

The Company recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under the FASB ASC Topic "Financial Instruments - Credit Losses," or ASC 326, is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" on the consolidated balance sheets.

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan losses for over 125,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company uses this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("PCE") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year, however, the Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

Any loans considered to be a Default Risk or otherwise deemed to be collateral dependent will be individually evaluated for a specific allowance for credit losses. A loan is considered collateral dependent when the Company determines that the facts and circumstances of the loan deem the debtor to be experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. If a loan is considered to be collateral dependent, a specific allowance for credit losses is recorded to reduce the carrying value of the loan through a charge to the provision for (reversal of) credit losses. The specific allowance for credit losses is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, market rents, occupancy rates, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2025 and December 31, 2024:

	December 31, 2025
	Commercial Mortgage Loans	Real Estate Owned	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,114,047,992	$50,938,082	$554,246	$23,112,995	$1,188,653,315
Collateralized Loan Obligations	(580,070,117)	—	—	—	(580,070,117)
Secured Financings	(160,587,813)	(7,775,554)	—	—	(168,363,367)
Master Repurchase Agreement	(157,077,346)	(18,127,523)	—	—	(175,204,869)
Term Lending Agreement	(16,738,351)	—	—	—	(16,738,351)
Other(3)	19,118,787	—	—	(4,094,489)	15,024,298
Restricted Cash	3,505,087	—	—	—	3,505,087
Capital Allocated	$222,198,239	$25,035,005	$554,246	$19,018,506	$266,805,996
% Capital	83.3%	9.4%	0.2%	7.1%	100.0%

	December 31, 2024
	Commercial Mortgage Loans	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,048,803,078	$649,287	$69,173,444	$1,118,625,809
Collateralized Loan Obligations	(828,390,189)	—	—	(828,390,189)
Other(3)	3,334,458	—	(10,591,605)	(7,257,147)
Restricted Cash	2,390,654	—	—	2,390,654
Capital Allocated	$226,138,001	$649,287	$58,581,839	$285,369,127
% Capital	79.3%	0.2%	20.5%	100.0%

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

Results of Operations

The table below presents certain information from our Consolidated Statement of Operations for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,		Increase (Decrease)
	2025	2024	Dollars	Percentage
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$76,653,371	$119,400,799	$(42,747,428)	(36)%
Cash and cash equivalents	2,349,744	2,728,098	(378,354)	(14)%
Interest expense:
Collateralized loan obligations and secured financings	(47,616,516)	(77,002,847)	29,386,331	(38)%
Master repurchase and term lending agreements	(2,268,542)	—	(2,268,542)	N/A
Secured term loan	(4,004,854)	(3,769,441)	(235,413)	6%
Net interest income	25,113,203	41,356,609	(16,243,406)	(39)%
Expenses:
Management and incentive fees	4,595,458	6,630,571	(2,035,113)	(31)%
General and administrative expenses	3,947,859	4,398,409	(450,550)	(10)%
Operating expenses reimbursable to Manager	1,723,142	1,799,570	(76,428)	(4)%

Other operating expenses	1,810,372	234,483	1,575,889	672%
Compensation expense	445,001	445,000	1	—%
Total expenses	12,521,832	13,508,033	(986,201)	(7)%
Other income (loss):
Provision for credit losses	(14,390,928)	(5,275,122)	(9,115,806)	173%
Net income (expense) from real estate owned operations	(472,023)	—	(472,023)	N/A
Change in unrealized gain (loss) on mortgage servicing rights	(95,041)	(42,686)	(52,355)	123%
Loss on real estate owned	(547,447)	—	(547,447)	N/A
Servicing income, net	176,952	137,230	39,722	29%
Total other (loss)	(15,328,487)	(5,180,578)	(10,147,909)	196%
Net income before provision for income taxes	(2,737,116)	22,667,998	(25,405,114)	(112)%
Benefit from income taxes	(8,193)	(18,808)	10,615	(56)%
Net income	(2,745,309)	22,649,190	(25,394,499)	(112)%
Dividends to preferred stockholders	(4,740,000)	(4,740,000)	—	nm%
Net income attributable to common stockholders	$(7,485,309)	$17,909,190	(25,394,499)	(142)%
Earnings per share:
Net income attributable to common stockholders (basic and diluted)	$(7,485,309)	$17,909,190
Weighted average number of shares of common stock outstanding	52,344,316	52,274,904
Basic and diluted income (loss) per share	$(0.14)	$0.34
Dividends declared per share of common stock	$0.22	$0.40
N/A -not applicable, no prior period comparison
nm - not meaningful

Net Income Summary

For the year ended December 31, 2025, our net loss attributable to common stockholders was $(7,485,309), or $0.14 basic and diluted net loss per average share, compared with net income of $17,909,190, or $0.34 basic and diluted net income per share, for the year ended December 31, 2024.  The principal drivers of this net income variance were a decrease in net interest income from $41,356,609 for the year ended December 31, 2024 to $25,113,203 for the year ended December 31, 2025 and an increase in total other loss from $5,180,578 for the year ended December 31, 2024 to $15,328,487 for the year ended December 31, 2025 due to specific reserves taken on risk-rated "5" multifamily loans and realized loss on real estate owned.

Net Interest Income

For the years ended December 31, 2025 and December 31, 2024, our net interest income was $25,113,203 and $41,356,609, respectively. The decrease was primarily due to (i) a $284.9 million decrease in weighted-average principal balance of our loan portfolio resulting in a decrease to interest income of $35.2 million; (ii) an increase in interest income adjustment due to non-accrual loans of $3.3 million; (iii) a 97bps decrease in weighted-average floating rate of our loan portfolio; (iv) a 7bps decrease in weighted-average spread on the loan portfolio; (v) a decrease in exit fees of $1.0 million for our loan portfolio for the year-ended December 31, 2025, compared to the corresponding period in 2024; (vi) a decrease in accretion of purchase discount of $1.6 million for the year-ended December 31, 2025, compared to the corresponding period in 2024; (vii) a 20bps increase in weighted-average spread of our secured borrowing liabilities and (viii) one-time income of $2.5 million related to the resolution of the defaulted Columbus, Ohio loan for the year ended December 31, 2025. This was partially offset by (i) a $264.3 million decrease in weighted-average principal balance of our secured borrowings resulting in a decrease to interest expense of $25.2 million; (ii) a 100bps decrease in weighted-average floating rate for our secured borrowings for the year-ended December 31, 2025, compared to the corresponding period in 2024; (iii) an increase in extension fees of $2.0 million and (iv) a $1.7 million reduction in deferred financing costs.

As disclosed above, we experienced a decrease of $1.0 million in exit fees for the year ended December 31, 2025. For the year ended December 31, 2025, we experienced loan payoffs on 31 loans with net principal balances of $185.4 million which generated exit fees of $1.7 million included in interest income and 6 loans with net principal balances of $81.2 million which waived exit fees of $0.8 million resulting in a reduction to expense reimbursement of $0.4 million included in operating expenses reimbursable to Manager. For the year ended December 31, 2024, we experienced loan payoffs on 23 loans with a net principal balances of $314.5 million which generated exit fees of $2.6 million included in interest income and 5 loans with a net principal balances of $46.9 million which waived exit fees of $0.6 million resulting in a reduction to expense reimbursement of $0.3 million included in operating expenses reimbursable to Manager.

Expenses

We incurred management and incentive fees of $4,595,458 for the year ended December 31, 2025, representing amounts payable to our Manager under our Management Agreement. We also incurred operating expenses of $7,926,374, of which $1,723,142 was payable to our Manager and $6,203,232 was payable to third parties.

For the year ended December 31, 2024, we incurred management and incentive fees of $6,630,571, representing amounts payable to our Manager under our Management Agreement. We also incurred operating expenses of $6,877,462, of which $1,799,570 was payable to our Manager and $5,077,892 was payable to third parties.

The year-over-year decrease in expenses primarily reflects a decrease to incentive, accounting, administration, audit, professional, investor relations and CLO fees, which more than offset an increase in legal fees and discontinued deal costs.

 Other Income and Expense

 For the year ended December 31, 2025, we incurred other loss of $15,328,487. This loss was primarily driven by provision for credit losses of $14,390,928 primarily due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, net expense from real estate owned operations of $472,023, realized loss on sale of real estate owned of $547,447 and the impact of net unrealized losses on mortgage servicing rights of $95,041 as a result of a reduction in principal balance in the period which more than offset mortgage servicing income of $176,952.

For the year ended December 31, 2024, we incurred other loss of $5,180,578. This loss was primarily driven by provision for credit losses of $5,275,122 primarily due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and the impact of net unrealized losses on mortgage servicing rights of $42,686 as a result of a reduction in principal balance in the period which more than offset net mortgage servicing income of $137,230.

The year-over-year decrease in other loss was primarily due to the change in provision for credit losses.

Income Tax Expense

For the year ended December 31, 2025 the Company recognized a provision for income taxes in the amount of $8,193 and for the year ended December 31, 2024, the Company recognized a provision for income taxes in the amount of $18,808. The year-over-year decrease in tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities, primarily derived from our retained beneficial interest in CRE CLOs and secured financings. We finance our commercial mortgage loans with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements and repurchase facilities, which are only subject to credit risk. On July 12, 2023, we closed LMF 2023-1 Financing, placing $270.4 million of an investment-grade rated senior secured floating-rate loan with a private lender, issued and sold approximately $47.3 million of investment-grade rated notes to an affiliate of our Manager and retained the subordinate interests in the issuing vehicle of approximately $68.6 million. On December 10, 2025, we closed the LMNT 2025-FL3 CLO issuing eight tranches of CLO notes totaling $620.7 million. Of the total CLO notes issued $585.0 million were investment grade notes issued to third-party investors and $35.7 million were below investment-grade notes retained by us. In addition, we retained a $43.1 million income note. On August 23, 2021 we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment. As of December 31, 2025, our balance sheet included $47.8 million of a secured term loan and $0.8 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matured in February 2026, and was amended at such time to extend the maturity to February 2030. Our collateralized financing is match-termed and matures in 2032 or later and our collateralized loan financing is term-matched and matures in 2043 or later. On November 3, 2025, we entered into an Uncommitted Master Repurchase Agreement providing up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate. On December 10, 2025, we entered into a loan agreement providing up to $50 million to finance first mortgage loans and controlling first mortgage loan participations secured by commercial real estate. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, secure alternative financing facilities or to raise additional common or preferred equity. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal funds rate decreases over the course of 2024 and 2025, interest rates have remained elevated. Although capital markets have largely adjusted to a higher-for-longer interest rate environment and persistent geopolitical uncertainty, unexpected market dislocations could reduce liquidity and further affect borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

Our primary driver of cash flows from operating activities is from interest received from the junior retained notes and income notes of our CRE CLO and secured financing and the senior loans financed by our secured financing agreements. The CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests, financial or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests, which would negatively impact our liquidity. In addition, our secured financing agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we will be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements, margin requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of December 31, 2025, we had unrestricted cash and cash equivalents of $23.1 million, compared to $69.2 million as of December 31, 2024.

As of December 31, 2025, we had $47.8 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 7.25%. As of December 31, 2025, the ratio of our recourse debt to equity was 0.2:1.

As of December 31, 2025, we consolidated the assets and liabilities of the LMF 2023-1 Financing and LMNT 2025-FL3 CLO collateralized financings. The assets of the LMF 2023-1 Financing and LMNT 2025-FL3 CLO are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of December 31, 2025, the carrying value of these non-recourse liabilities aggregated to $748.4 million. As of December 31, 2025, our total debt to equity ratio was 3.4:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2025 and December 31, 2024:

	For the years ended December 31,
	2025	2024
Cash Flows Provided By Operating Activities	10,098,533	27,129,666
Cash Flows (Used In)/Provided By Investing Activities	(142,919,473)	334,089,347
Cash Flows Provided By (Used In) Financing Activities	87,874,924	(341,172,107)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(44,946,016)	$20,046,906

During the year ended December 31, 2025, cash, cash equivalents and restricted cash decreased by $44.9 million and for the year ended December 31, 2024, cash, cash equivalents and restricted cash increased by $20.0 million.

Operating Activities

For the years ended December 31, 2025 and December 31, 2024, net cash provided by operating activities totaled $10.0 million and $27.1 million, respectively. For the year ended December 31, 2025, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO, LMF 2023-1 Financing and LMNT 2025-FL3 CLO of $20.4 million interest received from our senior secured loans held outside the VIEs we consolidate of $0.3 million, interest received on cash accounts of $2.3 million and cash received from mortgage servicing rights of $0.2 million exceeding cash interest expense paid on our Secured Term Loan of $3.7 million, management and incentive fees of $4.6 million, expense reimbursements of $1.9 million and other operating expenditures of $5.3 million. For the year ended December 31, 2024, our cash flows from operating activities were primarily driven by $37.8 million of interest received from the junior retained notes and preferred shares of 2021-FL1 CLO and LMF 2023-1 Financing, interest received on cash accounts of $2.7 million, $3.8 million of interest received from our senior secured loans held outside the VIE we consolidate and $0.1 million of cash received from mortgage servicing rights exceeding cash interest expense paid on our Secured Term Loan of $3.5 million, management and incentive fees of $6.6 million, expense reimbursements of $1.8 million and other operating expenditures of $5.3 million.

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities totaled $142.8 million. This was a result of cash used for the purchase and funding of commercial mortgage loans held for investment exceeding the principal repayment of commercial mortgage loans held for investment during the period. For the year ended December 31, 2024, net provided by investing activities totaled $334.1 million. This was a result of cash received from the principal repayment of commercial mortgage loans held-for-investment exceeding the cash used for the purchase and funding of commercial mortgage loans held for investment for the year ended December 31, 2024.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities totaled $87.9 million. This was due to proceeds from issuance of collateralized loan obligations of $585.0 million and proceeds from secured financing agreements of $451.0 million which more than offset payments of common stock dividends of $18.3 million, payments of preferred stock dividends of $4.7 million, repayment of collateralized loan obligations of $661.0 million, repayment of secured financing agreements of $256.8 million and payment of debt issuance costs of $7.2 million. For the year ended December 31, 2024, net cash used in financing activities totaled $341.2 million and primarily related to payments of common stock dividends of $15.7 million, payment of preferred stock dividends of $4.7 million and repayment of collateralized loan obligations of $320.8 million.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2025 are described in the following table:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Repurchase Agreement	$177,193,781	$—	$177,193,781	$—	$—
Loan Agreement	17,000,000	—	17,000,000	—	—
Secured Term Loan	47,750,000	47,750,000	—	—	—
Total	$241,943,781	$47,750,000	$194,193,781	$—	$—

The table above does not include the related interest expense or extension options, as applicable under the master repurchase agreement, term lending agreement and secured term loan.

We may enter into certain contracts that may contain a variety of indemnification obligations, principally with underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available financing arrangements, we believe that the net proceeds of our prior equity sales, combined with cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our Management Agreement, fund our distributions to stockholders and for other general corporate expenses.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2025, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of December 31, 2025, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantees. See Note 11 for further information.
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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules

13a-15 or 15d-15 as of December 31, 2025. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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
Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2025, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished by this Item 10 will be set forth in the Company's definitive proxy statement for its 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which the Company expects to file within 120 days of the end of its fiscal year December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 10, the 2026 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 will be set forth in the 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2026 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished by this Item 12 will be set forth in the 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2026 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 will be set forth in the 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2026 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished by this Item 14 will be set forth in the 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2026 Proxy Statement is incorporated herein by reference.

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

4.1
Specimen Common Stock Certificate of Five Oaks Investment Corp. (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Five Oaks Investment Corp. Registration Statement on Form S-11 (File No. 333-185570), which was filed with the SEC on January 22, 2013.

4.2
Certificate of Notice dated February 18, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on February 25, 2022).

4.3	Description of Securities.*

4.4
Supplemental Indenture, dated as of August 22, 2025, by and among LMF 2023-1, LLC, Lument Commercial Mortgage Trust, a advancing agent, Wilmington Trust, National Association, as trustee and Computershare Trust Company, National Associatin, a note administrator and custodian (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on From 10-Q (File No. 001-35845), which was filed with the SEC on November 12, 2025.

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

10.7
Securities Purchase Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Holdings, LLC (incorporated by reference to Exhibit 10.2 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 3, 2020).

10.8
Registration Rights Agreement, dated as of January 3, 2020, by and between Hunt Companies Finance Trust, Inc. and OREC Investment Holdings, LLC (incorporated by reference to Exhibit 10.3 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on January 3, 2020).

10.9
Credit and Guaranty Agreement, dated January 15, 2019, by and among Hunt Companies Finance Trust, Inc., as Borrower, Five Oaks Acquisition Corp. and Hunt CMT Equity, LLC, as guarantors, the lenders party thereto from time to time, Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Current Report on Form 8-K (File No 001-35845), which was filed with the SEC on January 18, 2019).

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

10.11
Second Amendment to Credit and Guaranty Agreement, dated as of July 9, 2020, among Hunt Companies Finance Trust, Inc., Five Oaks Acquisition Corp., Hunt CMT Equity, LLC, the lenders identified on the signature pages thereto and Cortland Capital Market Services LLC, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Hunt Companies Finance Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-35845) which was filed with the SEC on August 7, 2020).

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

10.15
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

10.16
Collateral Management Agreement, dated as of July 12, 2023, between LMF 2023-1, LLC and Lument Investment Management, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on July 12, 2023).

10.17
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

10.18†
Lument Finance Trust, Inc. Independent Directors Stock-for-Fees Program, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on April 24, 2023).

10.19
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

10.20
Uncommitted Master Repurchase Agreement, dated as of November 3, 2025, by and between LCMT Warehouse, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K (File No. 001-35845) which was filed with the SEC on November 7, 2025.

10.21
Guarantee Agreement, dated as of November 3, 2025, by Lument Finance Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on November 7, 2025.

10.22
Forward Purchase Agreement, dated as of November 24, 2025, by and between Lument Structured Finance, LLC and Lument Commercial Mortgage Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on November 28, 2025.

10.23
Indenture, dated as of December 10, 2025, by and among LFT CRE 2025-FL3, LLC, Lument Commercial Mortgage Trust, as advancing agent, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on December 16, 2025).

10.24
Collateral Management Agreement, dated as of December 10, 2025, by and between LFT CRE 2025-FL3, LLC and Lument Investment Management, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on December 16, 2025).

10.25
Servicing Agreement, dated as of December 10, 2025, by and among LFT CRE 2025-FL3, LLC, Lument Investment Management, LLC, Lument Commercial Mortgage Trust, Computershare Trust Company, National Association, Wilmington Trust, National Association, and Lument Real Estate Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on December 16, 2025).

10.26
Loan Agreement, by and among LCMT NPL Warehouse, LLC, as Parent Borrower, the REO Entities from time to time party thereto, and Northeast Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on December 16, 2025).

10.27
Guaranty, dated as of December 10, 2025, by Lument Finance Trust, Inc. in favor of Northeast Bank (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on December 16, 2025).

10.28
Fifth Amendment to Credit and Guaranty Agreement, dated February 17, 2026, by and among Lument Finance Trust, Inc., Five Oaks Acquisition Corp., Lument CMT Equity, LLC, Cortland Capital Market Services LLC, as the administrative agent and collateral agent, and the lenders party thereto. *

10.29
Sixth Amendment to Credit and Guaranty Agreement, dated February 20, 2026, by and among Lument Finance Trust, Inc., Five Oaks Acquisition Corp., Lument CMT Equity, LLC, Cortland Capital Markets Services LLC, as the administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-35845) which was filed with the SEC on February 23, 2026).

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

LUMENT FINANCE TRUST, INC.

March 23, 2026	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Flynn	Chief Executive Officer, Chairman of the Board	March 23, 2026
James P. Flynn	(Principal Executive Officer)

/s/ James A. Briggs	Chief Financial Officer (Principal Financial Officer and	March 23, 2026
James A. Briggs	Principal Accounting Officer)

/s/ James C. Hunt	Director	March 23, 2026
James C. Hunt

/s/ Marie D. Reynolds	Director	March 23, 2026
Marie D. Reynolds

/s/ Neil A. Cummins	Director	March 23, 2026
Neil A. Cummins

/s/ William Houlihan	Director	March 23, 2026
William Houlihan

/s/ Walter C. Keenan	Director
Walter C. Keenan		March 23, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lument Finance Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lument Finance Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the Allowance for Credit Losses

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s allowance for credit losses totaled $22.7 million as of December 31, 2025. This balance includes an allowance for credit losses evaluated on a collective basis (collective ACL) of $5.0 million and an allowance for credit losses individually evaluated (individually evaluated ACL) of $17.6 million. The collective ACL methodology estimates expected credit losses primarily using methods that incorporate a probability of default and loss-given-default utilizing a third-party analytical model (PD and LGD model). Determining an allowance for credit loss estimate requires significant judgment and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, and (iii) expectation of macroeconomic forecasts over the relevant time period. The Company estimates the allowance for credit losses for its portfolio on a collective basis for loans that share similar risk characteristics. The calculation is applied at the loan level. The Company focused their historical loss information on the most relevant subset of available commercial real estate (CRE) proxy data. The Company determines its estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables during the reasonable and supportable forecast period. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set. Commercial mortgage loans held-for-investment which management considers to be a default risk or otherwise deemed collateral dependent are individually evaluated. A loan is considered collateral dependent when the Company determines, based on facts and circumstances, that the debtor is experiencing financial difficulty and that repayment is expected to be substantially provided through the sale or operation of the underlying collateral. The individually evaluated ACL is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the loan. The estimation of the underlying collateral’s fair value requires significant judgment, including assumptions related to capitalization rates, leasing, market rents, occupancy rates, and other factors deemed necessary.

We identified the assessment of the allowance for credit losses as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the allowance for credit losses due to significant measurement uncertainty. Specifically, for the collective ACL, the assessment encompassed the evaluation of the collective ACL methodology, including the PD and LGD model used to estimate the expected credit losses and the significant assumptions. Such significant assumptions included (1) selection and weighting of macroeconomic forecast scenarios; (2) reasonable and supportable forecast period; (3) reversion period; and (4) the composition of the historical loss proxy data set. The assessment also included an evaluation of the conceptual soundness of the PD and LGD model. With respect to the individually evaluated ACL, the assessment involved, evaluation of the methodology and the significant assumptions used in developing the fair value estimate of the underlying collateral.
The following are the primary procedures we performed to address this critical audit matter. For the collective ACL, we evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the collective ACL methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the PD and LGD model by inspecting model documentation to determine whether the model is suitable for its             intended use

•evaluating judgments made by the Company relative to the use of the PD and LGD model by comparing them to relevant Company-specific metrics and trends and the applicable industry practices
•evaluating the selection and weighting of the macroeconomic forecast scenarios used by comparing them to the Company's business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast period and the reversion period by comparing to specific portfolio risk characteristics and trends
•assessing the composition of the historical loss proxy data set by comparing to Company and specific portfolio risk characteristics.

For the individually evaluated ACL, we tested certain sources of data used by management in determining fair value of the underlying collateral and assessed its relevance and reliability. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in assessing the valuation of the underlying collateral for a selection of collateral dependent loans by developing an independent estimate of the underlying collateral value based on market assumptions and industry data.

/s/ KPMG LLP

We have served as the Company's auditor since 2019.

New York, New York
March 23, 2026

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2025(1)	December 31, 2024(1)
ASSETS
Cash and cash equivalents	$23,112,995	$69,173,444
Restricted cash	3,505,087	2,390,654
Commercial mortgage loans held-for-investment, at amortized cost	1,136,706,113	1,060,123,298
Allowance for credit losses	(22,658,121)	(11,320,220)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,114,047,992	1,048,803,078
Real estate owned, held-for-investment, net	26,839,010	—
Real estate owned, held-for-sale	24,099,072	—
Mortgage servicing rights, at fair value	554,246	649,287
Accrued interest receivable	5,428,255	5,945,874
Investment related receivable	15,449,323	—
Other assets	2,944,179	1,632,041
Total assets	$1,215,980,159	$1,128,594,378

LIABILITIES AND EQUITY
LIABILITIES:
Securitized debt obligations, net	$748,433,484	$828,390,189
Secured financing agreements, net	191,943,220	—
Secured term loan, net	47,719,278	47,470,094
Accrued interest payable	1,869,876	2,697,963
Dividends payable	3,093,470	9,890,066
Fees and expenses payable to Manager	1,428,500	1,574,218
Other liabilities	2,405,613	672,816
Total liabilities	996,893,441	890,695,346

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY:
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,399,265 and 52,309,209 shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively	523,995	523,093
Additional paid-in capital	314,889,201	314,700,120
Cumulative distributions to stockholders	(220,958,702)	(204,701,714)
Accumulated earnings	67,277,789	70,023,098
Total stockholders' equity	218,987,218	237,799,532
Noncontrolling interests	99,500	99,500
Total equity	219,086,718	237,899,032

Total liabilities and equity	$1,215,980,159	$1,128,594,378

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of December 31, 2025 and December 31, 2024, assets of the consolidated VIEs totaled $889,507,091 and $1,058,138,406, respectively, and the liabilities of consolidated VIEs totaled $750,274,556 and $831,001,605, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$76,653,371	$119,400,799
Cash and cash equivalents	2,349,744	2,728,098
Interest expense:
Securitized debt obligations	(47,616,516)	(77,002,847)
Secured financing agreements	(2,268,542)	—
Secured term loan	(4,004,854)	(3,769,441)
Net interest income	25,113,203	41,356,609
Expenses:
Management and incentive fees	4,595,458	6,630,571
General and administrative expenses	3,947,859	4,398,409
Operating expenses reimbursable to Manager	1,723,142	1,799,570
Other operating expenses	1,810,372	234,483
Compensation expense	445,001	445,000
Total expenses	12,521,832	13,508,033
Other income (loss):
Provision for credit losses	(14,390,928)	(5,275,122)
Net income (expense) from real estate owned operations	(472,023)	—
Change in unrealized (loss) on mortgage servicing rights	(95,041)	(42,686)
Realized (loss) on sale of real estate owned	(547,447)	—
Servicing income, net	176,952	137,230
Total other (loss)	(15,328,487)	(5,180,578)
Net (loss) income before provision for income taxes	(2,737,116)	22,667,998
(Provision for) income taxes	(8,193)	(18,808)
Net (loss) income	(2,745,309)	22,649,190
Dividends to preferred stockholders	(4,740,000)	(4,740,000)
Net (loss) income attributable to common stockholders	$(7,485,309)	$17,909,190
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(7,485,309)	$17,909,190
Weighted average number of shares of common stock outstanding	52,344,316	52,274,904
Basic and diluted (loss) income per share	$(0.14)	$0.34
Dividends declared per weighted average share of common stock	$0.22	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at January 1, 2024	2,400,000	$57,254,935	52,248,631	$522,487	$314,587,299	$(179,045,749)	$47,373,908	$240,692,880	$99,500	$240,792,380
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	—	—		—
Issuance of common stock	—	—	60,578	606	146,829	—	—	147,435	—	147,435
Cost of issuing common stock	—	—	—	—	(34,008)	—	—	(34,008)	—	(34,008)
Restricted stock compensation expense	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	22,649,190	22,649,190	—	22,649,190
Common dividends declared	—	—	—	—	—	(20,915,965)	—	(20,915,965)	—	(20,915,965)
Preferred dividends declared	—	—	—	—	—	(4,740,000)	—	(4,740,000)	—	(4,740,000)
Balance at December 31, 2024	2,400,000	$57,254,935	52,309,209	$523,093	$314,700,120	$(204,701,714)	$70,023,098	$237,799,532	$99,500	$237,899,032

Balance at January 1, 2025	2,400,000	$57,254,935	52,309,209	$523,093	$314,700,120	$(204,701,714)	$70,023,098	$237,799,532	$99,500	$237,899,032
Issuance of common stock	—	—	90,056	902	189,081	—	—	189,983	—	189,983
Net loss	—	—	—	—	—	—	(2,745,309)	(2,745,309)	—	(2,745,309)
Common dividends declared	—	—	—	—	—	(11,516,988)	—	(11,516,988)	—	(11,516,988)
Preferred dividends declared	—	—	—	—	—	(4,740,000)	—	(4,740,000)	—	(4,740,000)
Balance at December 31, 2025	2,400,000	$57,254,935	52,399,265	$523,995	$314,889,201	$(220,958,702)	$67,277,789	$218,987,218	$99,500	$219,086,718

The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net (loss) income	$(2,745,309)	$22,649,190
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(1,919,809)	(3,534,649)
Accretion of deferred loan fees	(2,791,339)	(737,793)
Amortization of deferred offering costs	—	(34,008)
Amortization of deferred financing costs	1,476,954	3,180,609
Provision for credit losses	14,390,927	5,261,214
Depreciation and amortization	779,260	—
Loss on sale of real estate owned	547,447	—
Unrealized loss on mortgage servicing rights	95,041	42,686
Non-cash compensation expense	189,985	147,436
Net change in:
Accrued interest receivable	517,619	2,642,931
Other assets	(1,201,235)	621,239
Accrued interest payable	(828,087)	(1,394,739)
Fees and expenses payable to Manager	(145,718)	(13,657)
Other liabilities	1,732,797	(1,700,793)
Net cash provided by operating activities	10,098,533	27,129,666
Cash flows from investing activities:
Purchase and funding of commercial mortgage loans held-for-investment	(403,777,460)	(58,423,744)
Purchase of real estate owned	(748,101)	—
Principal payments from commercial mortgage loans held-for-investment	251,457,389	391,025,468
Proceeds from sale of real estate owned	8,156,893	—
Restricted cash assumed from acquisition of real estate owned	1,095,445	—
Capital expenditures on real estate owned, held-for-investment	(1,522,391)	—
Deferred loan fees	2,418,752	1,487,623
Net cash provided by (used in) investing activities	(142,919,473)	334,089,347
Cash flows from financing activities:
Dividends paid on common stock	(18,313,583)	(15,680,803)
Dividends paid on preferred stock	(4,740,000)	(4,740,000)
Proceeds from secured financing agreements	450,960,414	—
Proceeds from securitized debt obligations	584,983,000	—
Payment of secured financing agreements	(256,766,633)	—
Payment of securitized debt obligations	(661,043,234)	(320,751,304)
Payment of deferred financing costs	(7,205,040)	—
Net cash (used in) provided by financing activities	87,874,924	(341,172,107)
Net increase in cash, cash equivalents and restricted cash	(44,946,016)	20,046,906
Cash, cash equivalents and restricted cash, beginning of period	71,564,098	51,517,192
Cash, cash equivalents and restricted cash, end of period	$26,618,082	$71,564,098

Supplemental disclosure of cash flow information
Cash paid for interest	$53,202,082	$78,986,487

Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$3,093,470	$9,890,065
Transfer of senior loans to real estate owned, held-for-investment	$25,942,445	$—
Transfer of senior loans to real estate owned, held-for-sale	$32,431,860	$—
Accrued capital expenditures on real estate owned	$38,476	$—
Debt issuance costs incurred but not paid at end of period	$169,762	$—
 The accompanying notes are an integral part of these consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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

Variable Interest Entities

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

The Company performs an ongoing reassessment of whether changes in facts and circumstances regarding its involvement with a VIE cause the Company's consolidation conclusion regarding the VIE to change. At December 31, 2025, the Company determined it was the primary beneficiary of LMF 2023-1, LLC ("LMF 2023-1 Financing") and LMNT 2025-FL3, LLC ("LMNT 2025-FL3 CLO") based on its power to direct the activities that most significantly impact the economic performance of LMF 2023-1 Financing and LMNT 2025-FL3 CLO and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. Additionally, at December 31, 2025, the Company no longer consolidated LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (together, the "2021-FL1 CLO") due to its redemption in the fourth quarter of 2025.

Securitized debt obligations

Collateralized loan obligations ("CLO") and securitized debt obligations represent third-party liabilities of LMF 2023-1 Financing and LMNT 2025-FL3 CLO and prior to its redemption in the fourth quarter of 2025, 2021-FL1 CLO. The LMF 2023-1 Financing and LMNT 2025-FL3 CLO are VIEs and Management has determined that the Company is the primary beneficiary of the LMF 2023-1 Financing and LMNT 2025-FL3 CLO and was the primary beneficiary of 2021-FL1 CLO prior to its redemption. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes of the LMF 2023-1 Financing and LMNT 2025-FL3 CLO and prior to its redemption, 2021-FL1 CLO retained by the Company that are eliminated on consolidation), income and expense of the LMF 2023-1 Financing and LMNT 2025-FL3 CLO and prior to its redemption 2021-FL1 CLO. The third-party obligations of the LMF 2023-1 Financing and LMNT 2025-FL3 CLO do not have any recourse, and prior to its redemption 2021-FL1 CLO did not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of the LMF 2023-1 Financing and LMNT 2025-FL3 CLO are carried at their outstanding unpaid principal balances and prior to its redemption 2021-FL1 CLO was carried at its outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight-line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $147,427,950 and $234,850,000 at December 31, 2025 and December 31, 2024, respectively.

In 2025, $427,286 in costs related to a previously contemplated public CRE CLO were expensed as "Other operating expenses" in the statement of operations as a result of abandoning the contemplated transaction due to the then current capital market environment.

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

Restricted cash primarily includes (1) proceeds from principal payments held by the servicer which have yet to be reinvested, (2) interest reserve accounts related to our secured financing agreements and (3) funds on deposit with financial institutions related to real estate owned properties that are held in the Company's consolidated VIEs.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$23,112,995	69,173,444
Restricted cash held in securitized debt obligations	2,253,629	2,390,654
Other restricted cash	1,251,458	—
Total cash, cash equivalents and restricted cash	$26,618,082	$71,564,098

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
•Commercial mortgage loans: The Company considers commercial mortgage loans to be Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the sponsor, underlying property and its operating performance. The Company determines the fair value of commercial mortgage loans by utilizing a pricing model based on discounted cash flow methodologies using discount rates, which reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Additionally, the Company may record fair value adjustments on a non-recurring basis when it has determined it necessary to record a specific impairment reserve or charge-off against a loan and the Company measures such specific reserve or charge-off using the fair value of the loan's collateral. To determine the fair value of loan collateral, the Company employs the income capitalization approach, appraised values, broker opinions of value, sale offers, letters of intent to purchase, or other valuation benchmarks, as applicable, depending upon the nature of such collateral and other relevant market factors.
•Mortgage servicing rights ("MSRs"): The Company classifies MSRs as Level 3 assets in the fair value hierarchy. The Company determines the fair value of MSRs from a third-party pricing service on a recurring basis. The third-party pricing service uses common market pricing methods that include using discounted cash flow models to calculate present value, estimated net servicing income and observed market

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
pricing for MSR purchase and sale transactions. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors.
•Securitized debt obligations: The Company determines the fair value of collateralized loan obligations and secured financings by utilizing a third-party pricing service. In determining the value of a particular investment, pricing service providers may use market spreads, inventory levels, trade and bid history, as well as market insight from clients, trading desks and global research platform.
•Secured financing agreements: The Company determines the fair value based on the rate at which a similar agreement would currently be priced.
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

The Company recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under the FASB ASC Topic "Financial Instruments - Credit Losses," or ASC 326, is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" on the consolidated balance sheets.

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan losses for over 125,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company uses this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("PCE") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year, however, the Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed based on our assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set.

Any loans considered to be a Default Risk or otherwise deemed to be collateral dependent will be individually evaluated for a specific allowance for credit losses. A loan is considered collateral dependent when the Company determines that the facts and circumstances of the loan deem the debtor to be experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. If a loan is considered to be collateral dependent, a specific allowance for credit losses is recorded to reduce the carrying value of the loan through a charge to the provision for (reversal of) credit losses. The specific allowance for credit losses is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, market rents, occupancy rates, and other factors deemed necessary by the Manager. Actual losses, if any, could ultimately differ from estimated losses.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Real Estate Owned

To maximize recovery from a defaulted loan, the Company may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Real estate acquired through a foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO"), net in the consolidated balance sheets. REO assets are initially recognized at estimated fair value in accordance with ASC Topic 805, "Business Combinations" and are shown net of accumulated depreciation and impairment charges.

REO assets held for investment, except for land, are depreciated using the straight-line method over their estimated useful lives ranging from seven to thirty-nine years. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.

REO assets held for investment are reviewed for impairment each quarter if events or circumstances change indicating that the carrying amount of an asset may not be recoverable. The Company recognizes impairment if the undiscounted estimated cash flows to be generated by an asset is less than the carrying amount of such asset. Measurement of impairment is based on the asset's estimated fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results.

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

Secured Financing Agreements

We record investments financed with secured debt as separate assets and the related borrowings under any secured debt are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the secured debt are reported separately on our consolidated statements of operations. The secured financing agreements are carried at their unpaid principal balance, net of deferred financing costs. Deferred financing costs associated with these liabilities are amortized ratably or on a straight-line basis over the respective contractual term to interest expense. See Note 7 for additional information related to our secured financing agreements.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $47.75 million credit and guaranty agreement with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal balance, net of deferred financing costs. Deferred financing costs associated with these liabilities are amortized ratably or on a straight-line basis over the respective contractual term to interest expense when it approximates the effective interest method. See Note 6 for additional information related to the Secured Term Loan.

Common Stock

At December 31, 2025, and December 31, 2024, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,399,265 and 52,309,209 shares of common stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively.

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

 Preferred Stock

At December 31, 2025 and December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 12 for additional information related to our Series A Preferred Stock.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the years ended December 31, 2025 and December 31, 2024, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

Income Statement

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." ASU 2024-03 requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expense that are included in expense line items on the face of the income statement. The guidance is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
15, 2027, and early adoption is permitted. The Company has not early adopted ASU 2024-03 and does not expect the adoption of ASU 2024-03 to have a material impact on our consolidated financial statements.
Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270)—Narrow-Scope Improvements", which provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The guidance is effective for annual periods beginning after December 15, 2027. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on our consolidated financial statements.

Codification Improvements

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for annual periods beginning after December 15, 2026. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on our consolidated financial statements.

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of December 31, 2025 and December 31, 2024:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2025
Loans held-for-investment
Senior secured loans(4)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7
Allowance for credit losses	N/A	$(22,658,121)
	$1,140,268,217	$1,114,047,992	61	100.0%	7.2%	1.7

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value	Loan Count	Floating Rate Loan %	Coupon(1)	Term (Years)(2)
December 31, 2024
Loans held-for-investment
Senior secured loans(4)	$1,065,563,646	$1,060,123,298	65	100.0%	8.1%	2.1
	N/A	$(11,320,220)
	$1,065,563,646	$1,048,803,078	65	100.0%	8.1%	2.1

(1)    Carrying Value includes $1,657,584 and $3,466,214 in unaccreted purchase discounts as of December 31, 2025 and December 31, 2024, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 3.85% and 4.51% as of December 31, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floor of 2.18% and 0.63%, respectively. As of December 31, 2025 and December 31, 2024, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of December 31, 2025, $856,064,487 of the carrying value of outstanding senior secured loans were held in VIEs and $257,983,507 of the carrying value of outstanding senior secured loans were held outside of VIEs. As of December 31, 2024, $1,049,886,009 of the carrying value of outstanding senior secured loans were held in VIEs and $(1,082,931) of the carrying value of outstanding senior secured loans were held outside of VIEs.

Activity: For the years ended December 31, 2025 and December 31, 2024, the loan portfolio activity was as follows:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2023	$1,383,881,197
Purchases and advances	58,423,744
Principal payments	(391,025,468)
Accretion of purchase discount	3,534,649
Origination and other loan fees	(1,487,623)
Accretion of deferred loan fees	737,793
Provision for credit losses	(5,261,214)
Balance at December 31, 2024	$1,048,803,078
Purchases and advances	403,888,645
Principal repayments	(266,906,712)
Transfer to Real Estate Owned	(62,580,330)
Charge-offs	3,110,581
Purchase discount	(111,184)
Origination and other loan fees	(2,418,752)
Accretion of purchase discount	1,919,809
Accretion of deferred loan fees	2,791,339
Provision for credit losses	(14,448,482)
Balance at December 31, 2025	$1,114,047,992

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of December 31, 2025 and December 31, 2024:

December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024		2023	2022	2021
1	—	$—	$—	$—	0	$—	$—	$—
2	9	161,089,912	43,904,254	48,438,856		—	68,375,256	—
3	38	752,514,730	182,723,449	133,591,415		—	134,038,225	297,723,546
4	6	109,281,497	—	—		—	73,034,316	34,009,099
5	8	117,382,078	—	—		—	84,542,855	13,666,721
	61	$1,140,268,217	$226,627,703	$182,030,271		$—	$359,990,652	$345,399,366

December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2024	2023	2022	2021	2020
1	—	$—	$—	$—	$—	$—	$—
2	3	57,840,000	27,048,495	—	30,416,761	—	—
3	40	616,637,103	31,019,735	17,973,555	266,895,843	294,277,177	—
4	16	292,826,616	—	—	140,183,307	147,641,857	—
5	6	98,259,927	—	—	74,158,849	19,187,499	—
	65	$1,065,563,646	$58,068,230	$17,973,555	$511,654,760	$461,106,533	$—

As of December 31, 2025, the average risk rating of the commercial mortgage loan portfolio was 3.2 (Moderate Risk), weighted by investment carrying value, with 81.6% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2024, the average risk rating of the commercial mortgage loan portfolio was 3.5 (Moderate Risk), weighted by investment carrying value, with 63.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio decreased during the year ended December 31, 2025. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $27.1 million, a risk rating of "3" of $208.2 million, a risk rating of "4" of $23.2 million and a risk rating of "5" of $8.1 million, offset by funding of loans with a risk rating of "2" of $96.1 million, a risk rating of "3" of $306.8 million and a risk rating of "5" of $0.9 million during the year ended December 31, 2025. Additionally, $34.3 million of loans with a risk rating of "3" transitioned to a risk rating of "2", $42.9 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $13.7 million of loans transitioned from a risk rating of "3" to a risk rating of "5",

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

$114.5 million of loans transitioned from a risk rating of "4" to a risk rating of "3", and $77.2 million of loans transitioned from a risk rating of "4" to a risk rating of "5" and $49.2 million of loans transitioned from a risk rating of "5" to a risk rating of "3". Further, $35.7 million of loans with a risk rating of "3", $11.5 million of loans with a risk rating of "4" and $15.4 million of loans with a risk rating of "5" were foreclosed and moved to REO.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of December 31, 2025 and December 31, 2024:

Loans Held-for-Investment

	December 31, 2025	December 31, 2024
Geography
South	32.4%	36.6%
Southwest	26.2	32.9
Mid-Atlantic	16.9	16.1
Midwest	13.9	7.7
West	10.6	6.7
Total	100.0%	100.0%

	December 31, 2025	December 31, 2024
Collateral Property Type
Multifamily	92.6%	92.3%
Healthcare	7.4	7.1
Self-Storage	—	0.6
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the years ended December 31, 2025 and December 31, 2024 in the provision for credit losses on loans held-for-investment.

	Year ended
	December 31, 2025	December 31, 2024
Allowance for credit losses at beginning of period	$11,320,220	$6,059,006
Provision for credit losses	14,448,482	5,261,214
Charge-offs	(3,110,581)	—
Allowance for credit losses at end of period	$22,658,121	$11,320,220

The following table presents the changes for the years ended December 31, 2025 and December 31, 2024 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Year ended
	December 31, 2025	December 31, 2024
Allowance for credit losses at beginning of period	$57,554	$43,647
Provision for credit losses	(57,554)	13,907
Allowance for credit losses at end of period	$—	$57,554

The following tables presents the allowance for credit losses for loans held for investment:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	December 31, 2025
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$5,029,531	$17,628,590	$22,658,121
Total allowance for credit losses	$5,029,531	$17,628,590	$22,658,121
Total unpaid principal balance	$1,022,886,139	$117,382,078	$1,140,268,217

	December 31, 2024
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$7,544,969	$3,775,251	$11,320,220
Unfunded loan commitments	57,554	—	57,554
Total allowance for credit losses	$7,602,523	$3,775,251	$11,377,774
Total unpaid principal balance	$967,303,719	$98,259,927	$1,065,563,646

During the year ended December 31, 2025, the Company recorded an increase of $11.3 million in the allowance for credit losses, bringing the total allowance for credit loss to $22.7 million as of December 31, 2025. For the year ended December 31, 2025, the Company's estimate of expected credit losses increased primarily due to specific reserves taken on risk-rated "5" multifamily loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, partially offset by a reduction in the average risk rating of the loan portfolio.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of December 31, 2025 or December 31, 2024.

As of December 31, 2025, we had aggregate specific allowance of credit losses of $17.6 million due to management's: (1) continued identification of one loan collateralized by two multifamily properties in Philadelphia, PA ($1.3 million specific allowance) with an aggregate unpaid balance of $15.5 million as risk rated "5" due to maturity default; (2) continued identification of one loan collateralized by a multifamily property in Colorado Springs, CO ($2.4 million specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $10.5 million as risk rated "5" due to monetary default; (3) identification of two loans collateralized by two multifamily properties in Arlington, TX ($3.6 million specific allowance; non-accrual cash basis) and Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $35.5 million as risk rated "5" due to maturity default and (4) identification of four loans collateralized by four multifamily properties in Des Moines, IA ($0.5 million specific allowance; non-accrual cash basis), Tampa, FL ($0.9 million specific allowance; non-accrual cash basis), Tallahassee, FL ($3.0 million specific allowance; non-accrual cash basis) and Ypsilanti, MI ($5.9 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $55.8 million as risk rated "5" due to monetary default.

We recorded $0.8 million in cash basis income received on non-accrual loans during the year ended December 31, 2025, subsequent to their determination to be risk rated "5" loans and we received $0.3 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of the respective loan.

As of December 31, 2024, we had aggregate specific allowance for credit losses of $3.8 million due to management's identification of: (1) three loans collateralized by four multifamily properties in Philadelphia, PA ($0.1 million specific allowance; non-accrual cost recovery), Orlando, FL ($0.4 million specific allowance; non-accrual cash basis) and Colorado Springs, CO ($1.1 million specific allowance; non-accrual cash basis) with an aggregate unpaid principal balance of $45.1 million as risk rated "5" due to monetary default; (2) one collateralized by two healthcare properties in Polk County, FL ($0.6 million specific allowance; non-accrual cash basis) with an aggregate unpaid principal balance of $6.1 million as risk rated "5" due to monetary default and (3) two loan collateralized by two multifamily properties in Dallas, TX (no specific allowance) and San Antonio, TX ($1.6 million specific allowance; non-accrual cash basis) with an aggregate unpaid principal balance of $47.0 million as risk rated "5" due to technical default.

No income was recorded on these loans subsequent to their determination to be a risk rated "5" loan and we received $0.8 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of the respective loan.

In the second quarter of 2025, the $15.4 million San Antonio, TX ($2.4 million specific allowance) loan and a loan collateralized by a multifamily property in Houston, TX with an aggregate unpaid principal balance of $11.5 million ($0.5 million specific reserve) were foreclosed on, with ownership and deed to the property being taken by two newly formed subsidiaries of the Company. Additionally, in the third quarter of 2025, two loans collateralized by two multifamily properties in San Antonio, TX ($0.2 million specific allowance) with aggregate unpaid principal balance of $35.7 million were foreclosed on, with ownership and deed to the property being taken by two newly formed subsidiaries of the Company.

Our Manager's asset management team proactively manages the Company's investment portfolio. The asset management team, together with our Manager's underwriting and servicing teams, monitors the credit performance of the investment portfolio, working closely with borrowers to manage all of our positions and monitor financial performance of our collateral assets, including execution of business plans and daily activities within our investment portfolio.

Specific Allowance for Credit Losses

The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated costs to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the income approach, market approach, or a combination thereof. The primary unobservable input for the income capitalization approach is the overall capitalization rate assumption used in the direct capitalization method, which ranged from 5.50%-8.60%. The significant unobservable input used for the market approach is the price per unit from a broker opinion of value or appraisal and third-

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 3 – COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

party offers. As of December 31, 2025, the unpaid principal balance of default risk loans was $117.4 million, amortized cost of $98.2 million and fair value of $98.7 million.

Loan Modifications Pursuant to ASC 326

The Company may amend or modify a loan depending on the loan's specific facts and circumstances. These loan modifications typically include additional time for a borrower to refinance or sell their property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan maturity, modification of terms of interest rate cap agreements, and/or deferral of scheduled principal payments. In exchange for a modification, we often receive a partial repayment of principal, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection and/or increase in the loan coupon or additional fees.

In March 2025, in connection with a loan assumption, the Company modified a risk-rated "5" multifamily loan located in Dallas, TX, with an outstanding principal balance of $31.9 million. The terms of the modification included, among other things, a $2.0 million principal repayment, a term extension of two years, a reduction in credit spread from 3.9% to 3.4% and a purchase of a replacement interest rate cap.

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

We account for CLO transactions and secured financings on our consolidated balance sheet as financing facilities. The issuing entities for our CLOs and secured financings are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings and are non-recourse to us. See Note 2 ("Summary of Significant Accounting Policies - Principles of Consolidation - VIE") for further discussion.

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period, which expired in December 2023, that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing effective leverage of 83%. On November 18, 2025, the Company redeemed the 2021-FL1 CLO in full.

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

On December 10, 2025, the Company completed the LMNT 2025-FL3 CLO, issuing eight tranches of CLO notes through a newly formed wholly-owned subsidiary totaling $620.7 million. Of the total CLO notes issued, $585.0 million were investment grade notes issued to third party investors and $35.7 million were below investment-grade and retained by us. In addition, a $43.1 million income note was retained by us. The financing has an initial two-and-a-half year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities included $5.8 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the CLO closing date, resulting in the issuer owning collateral interests with a face value of $663.8 million, representing effective leverage of 88%. The investment grade notes have an initial weighted average spread of approximately 190.5 basis points over 30-day term SOFR, excluding fees and transaction costs. The investment grade notes mature on the payment date in July 2043, unless sooner repaid or redeemed in accordance with their terms.

The LMF 2023-1 Financing and LMNT 2025-FL3 CLO are subject to collateralization and coverage tests that are customary for these types of securitizations. As of December 31, 2025, and December 31, 2024, all such collateralization and coverage tests in the LMF 2023-1 Financing and LMNT 2025-FL3 CLO, as applicable, were met.

The carrying values of the Company's total assets and liabilities related to the LMF 2023-1 Financing and LMNT 2025-FL3 CLO as of December 31, 2025 and 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2024 included the following VIE assets and liabilities:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

ASSETS	December 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$2,253,630	$2,391,042
Other assets	524,278	—
Accrued interest receivable	4,309,202	5,861,355
Investment related receivable	15,449,323	—
Loans held for investment	856,064,489	1,049,886,009
Real estate owned, held-for-sale	10,906,169	—
Total Assets	$889,507,091	$1,058,138,406

LIABILITIES
Accrued interest payable	$1,445,867	$2,611,416
Collateralized loan obligations(1)	748,433,484	828,390,189
Other liabilities	395,205	—
Total Liabilities	$750,274,556	$831,001,605
Equity	139,232,535	227,136,801
Total liabilities and equity	$889,507,091	$1,058,138,406
(1)     The stated maturity of the collateral loan obligations per the terms of the underlying collateralized loan obligation agreement is June 14, 2039 for the 2021-FL1 CLO and July 20, 2043 for the LMNT 2025-FL3 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of LMF 2023-1 Financing and LMNT 2025-FL3 CLO as of December 31, 2025 and 2021-FL1 CLO and LMF 2023-1 Financing as of December 31, 2024:

As of December 31, 2025
Collateralized Loan Obligations	Count	Principal Value(1)	Carrying Value(2)	Wtd. Avg. Coupon(3)
Collateral (loan investments)	44	873,054,065	856,064,489	7.11%
Collateral (REO assets)	1	11,467,505	10,906,169	N/A
Financings provided	2	754,638,462	748,433,484	5.98%

As of December 31, 2024
Collateralized Loan Obligations	Count	Principal Value	Carrying Value(2)	Wtd. Avg. Coupon(3)
Collateral (loan investments)	65	1,065,563,646	1,049,886,009	8.08%
Financings provided	2	830,698,696	828,390,189	6.66%
(1)    The principal value for Collateral (REO assets) is the initial loan exposure.
(2)     The carrying value of the collateral is net of unaccreted purchase discounts of $1,595,224 and $3,577,206 and allowance for credit losses of $15,394,353 and $6,059,006 as of December 31, 2025 and December 31, 2024, respectively. The carrying value for LMF 2023-1 Financing is net of debt issuance costs of $1,292,096 and $2,308,507 for December 31, 2025 and December 31, 2024, respectively and the carrying value for LMNT 2025-FL3 is net of debt issuance costs of $4,912,883 as of December 31, 2025.
(3)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 3.86% and 4.51% as of December 31, 2025 and December 31, 2024, respectively, inclusive of weighted average interest rate floor of 2.55% and 0.63%, and spreads of 3.27% and 3.53%, respectively. As of December 31, 2025 and December 31, 2024, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 3.74% and 4.40% as of December 31, 2025 and December 31, 2024, respectively and spreads of 2.24% and 2.26% for December 31, 2025 and December 31, 2024, respectively.

The statement of operations related to the 2021-FL1 CLO, LMF 2023-1 Financing and LMNT 2025-FL3 CLO at December 31, 2025 and to the 2021-FL1 CLO and LMF 2023-1 Financing at December 31, 2024 include the following income and expense items:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Statements of Operations	December 31, 2025	December 31, 2024
Interest income	$67,452,892	$112,323,619
Interest expense	(47,577,230)	(77,002,847)
Net interest income	$19,875,662	$35,320,772
Less:
(Provision for) credit losses	$(11,337,395)	$(5,261,214)
Net income from real estate owned operations	175,657	—
Depreciation and amortization from real estate owned operations	(626,522)	—
General and administrative fees	(622,974)	(912,755)
Net income	$7,464,428	$29,146,803

NOTE 5 - REAL ESTATE OWNED

During the year ended December 31, 2025, Lument Real Estate Capital, LLC ("LREC"), as special servicer for 2021-FL1 CLO foreclosed on two multifamily bridge loans located in San Antonio, TX with an aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company. Additionally, LREC, as special servicer for LMF 2023-1 Financing foreclosed on two multifamily bridge loans located in Houston, TX and San Antonio, TX with aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deed to the properties being taken by a newly formed subsidiaries of the Company.

The fair value of the REO at time of foreclosure was determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which was 6.25%-7.40%. The significant unobservable input used for the market approach is the price per unit from an appraisal or broker opinion of value.

On December 22, 2025, the Company sold one of the properties located in San Antonio, TX held by a subsidiary of the Company to a third party for $8.2 million and recognized a $0.5 million realized loss on the sale of the property. The realized loss on the sale of the property is included within realized loss on real estate owned in the Company's consolidated statements of operations.

At December 31, 2025, our REO assets were comprised of three multifamily properties held within various subsidiaries of the Company. A summary of our REO assets is as follows:

	December 31, 2025	December 31, 2024
Real estate owned, held-for-investment
Land	$4,278,272	$—
Building	22,907,888	—
Less: Accumulated depreciation	(347,150)	—
Total	$26,839,010	$—

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$24,099,072	$—
Total	$24,099,072	$—

At December 31, 2025, our REO properties had a weighted average occupancy rate of approximately 69.1%.

We recorded depreciation and amortization expense related to the REO assets of $0.8 million for the year ended December 31, 2025, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $3.3 million and operating expense of $3.0 million for the year ended December 31, 2025, recorded as "Net income (expense) from real estate owned operations" in the consolidated statement of operations.

NOTE 6 - RESTRICTED CASH

Restricted cash primarily includes (1) proceeds from principal payments held by the servicer which have to be reinvested, (2) interest reserve accounts related to our secured financing agreements and (3) funds on deposit with financial institutions related to real estate owned properties that are held in the Company's consolidated VIEs.

2021-FL1 CLO was actively managed with an initial reinvestment period of 30 months which expired in December 2023.

LMF 2023-1 Financing was actively managed with initial reinvestment period of 24 months which expired in July 2025.

LMNT 2025-FL3 CLO is actively managed with an initial reinvestment period of 30 months which expires in May 2028. As loans payoff or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within LMNT 2025-FL3 CLO in accordance with the terms and conditions of its respective governing agreements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 7 - SECURED FINANCING AGREEMENTS

Master Repurchase and Secured Lending Agreements

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement ("Repurchase Agreement") with JPMorgan Chase Bank, N.A.. The Repurchase Agreement provides up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at per annum rates equal to term SOFR plus a spread to be determined on a case-by-case basis. The initial maturity date of the Repurchase Agreement is November 3, 2028, with two (2) one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions as described in more detail in the Repurchase Agreement. Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.

The Repurchase Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2025, we were in compliance with these covenants.

The Repurchase Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

On December 10, 2025, LCMT NPL Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into a loan agreement ("Loan Agreement") with Northeast Bank. The Loan Agreement provides for up to $50 million in maximum aggregate advances over a 36-month draw period to finance first mortgage loans and controlling first mortgage loan participations secured by commercial real estate. Each collateral loan financed under the Loan Agreement will be classified as a performing or non-performing loan, as described in more detail in the Loan Agreement. The Loan Agreement also provides financing for commercial REO properties, with related REO entities joining as borrowers under the Loan Agreement from time to time, as described in more detail in the Loan Agreement.

The following table presents certain loan and borrowing characteristics of the Repurchase Agreement and Loan Agreement as of December 31, 2025:

December 31, 2025
Facility							Collateral
Secured Funding Agreements:	Current Maturity	Final Stated Maturity(1)	Maximum Facility Size	Outstanding Balance	Carrying Value(2)	Weighted Average Funding Cost(3)	Outstanding Principal	Carrying Value
Repurchase Agreement(4)	November 2028	November 2030	$450,000,000	$177,193,781	$175,204,869	5.6%	$259,571,503	$256,531,194
Loan Agreement	December 2027	December 2029	50,000,000	17,000,000	16,738,351	7.2%	34,650,632	29,281,632
Subtotal			$500,000,000	$194,193,781	$191,943,220	5.7%	$294,222,135	$285,812,826
(1)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in LFT's discretion are exercised.
(2)    Net of $2.3 million unamortized deferred financing costs as of December 31, 2025.
(3)    Weighted average funding cost for Repurchase Agreement assumes applicable 30-day term SOFR of 3.73% as of December 31, 2025 and a spread of 1.85%. Weighted average funding cost for Loan Agreement assumes applicable 30-day term SOFR of 3.73% as of December 31, 2025 and a spread of 3.50%.
(4)    Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.

NOTE 8 – SECURED TERM LOAN

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
December 31, 2025

NOTE 8 – SECURED TERM LOAN (Continued)
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

On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million. The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs ($30,721 and $279,906 at December 31, 2025 and December 31, 2024, respectively). As of December 31, 2025 and December 31, 2024, the outstanding balance and total commitment under the Credit Agreement consisted of the following:

	December 31, 2025		December 31, 2024
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$47,750,000	$47,750,000	$47,750,000	$47,750,000
Total	$47,750,000	$47,750,000	$47,750,000	$47,750,000

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering, however the step-down provision remains in place for future capital raises.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of December 31, 2025 and December 31, 2024, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.
NOTE 9 - MSRs

As of December 31, 2025, the Company retained the servicing rights associated with an aggregate principal balance of $54,625,160 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company’s MSRs are held and managed at the Company’s TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company’s MSR activity as of the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Balance at beginning of year	$649,287	$691,973
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(17,514)	9,836
Other changes to fair value(1)	(77,527)	(52,522)
Balance at end of year	$554,246	$649,287
Loans associated with MSRs(2)	$54,625,160	$62,079,685
MSR values as percent of loans(3)	1.01%	1.05%

(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at December 31, 2025 and December 31, 2024, respectively.
(3)Amounts represent the carrying value of MSRs at December 31, 2025 and December 31, 2024, respectively, divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company’s consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Servicing income, net	$176,952	$137,230
Income from MSRs, net	$176,952	$137,230

NOTE 10 - FAIR VALUE

The following tables summarize the valuation of the Company’s assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of December 31, 2025 and December 31, 2024:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 10 – FAIR VALUE (Continued)

	December 31, 2025
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2025
Assets:
Mortgage servicing rights	$—	$—	$554,246	$554,246
Total	$—	$—	$554,246	$554,246

	December 31, 2024
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2024
Assets:
Mortgage servicing rights	$—	$—	$649,287	$649,287
Total	$—	$—	$649,287	$649,287

As of December 31, 2025 and December 31, 2024, the Company had $554,246 and $649,287, respectively, in Level 3 assets. The Company’s Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at December 31, 2025 and December 31, 2024:

As of December 31, 2025
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.6%	7.8%
	Discount rate	12.0%	12.0%

As of December 31, 2024
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.6%	7.9%
	Discount rate	12.0%	12.0%

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	December 31, 2025
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$23,112,995	$23,112,995	$23,112,995
Restricted cash	1	3,505,087	3,505,087	3,505,087
Commercial mortgage loans held-for-investment	3	1,114,047,992	1,140,268,217	1,119,645,026
Total		$1,140,666,074	$1,166,886,299	$1,146,263,108

Liabilities:
Collateralized loan obligations	2	748,433,484	$754,638,462	$756,051,842
Master repurchase agreement	3	175,204,869	177,193,781	175,204,869
Term lending agreement	3	16,738,351	17,000,000	16,738,351
Secured term loan	3	47,719,278	47,750,000	47,746,394
Total		$988,095,982	$996,582,243	$995,741,456

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 10 – FAIR VALUE (Continued)

	December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$69,173,444	$69,173,444	$69,173,444
Restricted cash	1	2,390,654	2,390,654	2,390,654
Commercial mortgage loans held-for-investment	3	1,048,803,078	1,065,563,644	1,061,313,204
Total		$1,120,367,176	$1,137,127,742	$1,132,877,302

Liabilities:
Collateralized loan obligations	2	$828,390,189	$830,698,696	$824,857,756
Secured term loan	3	$47,470,094	$47,750,000	$47,227,497
Total		$875,860,283	$878,448,696	$872,085,253

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

NOTE 11 - RELATED PARTY TRANSACTIONS

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

For the year ended December 31, 2025, the Company incurred management fees of $4,394,371 (2024: $4,446,136), recorded as "Management and incentive fees" in the consolidated statement of operations, of which $1,095,000 (2024: $1,110,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the year ended December 31, 2025, the Company incurred incentive fees of $201,087 (2024: $2,184,435), recorded as "Management and incentive fees" in the consolidated statement of operations.

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

For the year ended December 31, 2025, the Company incurred reimbursable expenses of $1,723,142 (2024: $1,799,570) recorded as "operating expenses reimbursable to Manager" in the consolidated statement of operations, of which $333,500 (2024: $464,218) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the Management Agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee, capped at a waived exit fee of 1%. For the year ended December 31, 2025, the Company waived $812,087 in gross exit fees, reducing reimbursed expenses due to the Manager by $406,043, and for the year ended December 31, 2024, the Company waived $554,672 in gross exit fees, reducing reimbursed expenses due to the Manager by $277,336.

Lument Structured Finance

During the year ended December 31, 2025, we purchased the following from Lument Structured Finance, LLC ("LSF"), an affiliate of our Manager: (a) sixteen loans with an aggregate unpaid principal balance of $359.5 million at par; (b) seven funded advances with an aggregate unpaid principal balance of

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 11 – RELATED PARTY TRANSACTIONS (Continued)
$29.8 million at par; (c) two funded advances with an aggregate unpaid principal balance of $0.9 million at a discount of $0.1 million; and (d) two funded advances related to real estate owned properties with an aggregate unpaid principal balance of $0.7 million.

During the year ended December 31, 2024, we purchased two loans with an aggregate unpaid principal balance of $45.4 million at par from LSF.

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

Lument Real Estate Capital, LLC

Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, was appointed the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021, the LMF 2023-1 Financing in July 2023, the LMNT 2025-FL3 CLO in December 2025, the Repurchase Agreement in November 2025 and Loan Agreement in December 2025 and continues to serve in this role. During the year ended December 31, 2025, LREC received servicing fees, inclusive of both servicing and special servicing fees of $600,657 compared to $708,916 for the year ended December 31, 2024.

In connection with its role as servicer and special servicer with respect to mortgage assets held in the 2021-FL1 CLO, the LMF 2023-1 Financing, the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement, LREC is paid certain fees under the 2021-FL1 CLO, the LMF 2023 Financing, the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement depending upon the specific services rendered, including servicing fees, special servicing fees, workout fees and liquidation fees. In addition, LREC, as servicer and/or special servicer, may be entitled to retain certain fees or portions thereof paid by borrowers, including modification, waiver, assumption, transfer, processing, consent, review and similar fees, defeasance fees, late fees and application fees.

LREC was also appointed as servicer with respect to mortgage assets held by the Company and its other subsidiaries in August 2022. Our Manager pays LREC's servicing fees, if any, which are reimbursed by the Company.

Lument IM

Lument IM was appointed as the collateral manager with respect to the 2021-FL1 CLO in June 2021, LMF 2023-1 Financing in July 2023 and LMNT 2025-FL3 CLO in December 2025, and continues to serve in this role. Lument IM has agreed to waive all its entitlements to collateral management fees for so long as Lument IM or an affiliate is the collateral manager and also the manager of the Company.

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

NOTE 12 - GUARANTEES

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX’s wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC") functions as the central counterparty with which buyers and sellers transact, and acts as the buyer’s counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement") FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller’s repurchase obligation. The term of the backstop guarantee is the earlier of the contractual maturity of the underlying mortgage, or its earlier repayment in full; however, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligation to provide further seller eligibility review and backstop guarantee services terminated on the MAXEX Termination Date. Pursuant to an

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 12 – GUARANTEES (Continued)
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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $0.0 million and $12.2 million as of December 31, 2025 and December 31, 2024, respectively, although the Company believes this amount is not indicative of the Company's actual potential losses. Amounts payable in excess of the outstanding principal balance of the related mortgage, for example any premium paid by the loan buyer or costs associated with collecting mortgage payments, are not currently estimable. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of December 31, 2025, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2025.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2025, the Company was not involved in any material legal proceedings regarding claims or legal actions against the Company.

Unfunded Commitments

As of December 31, 2025, LSF, an affiliate of the Manager, had $1.8 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2025, LSF, an affiliate of the Manager, had $10.1 million of unfunded commitments related to loans held in LMNT 2025-FL3 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2025, LSF, an affiliate of the Manager, had $3.3 million of unfunded commitments related to loans pledged to JPM Repurchase Agreement. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2025, LSF, an affiliate of the Manager, had $3.9 million of unfunded commitments related to loans pledged to NEB Loan Agreement. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2024, LCMT had $6.7 million of unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2024, LSF, an affiliate of the Manager, had $28.2 million in unfunded commitments related to loans held in the 2021-FL1 CLO. These commitments are not reflected in the Company's consolidated balance sheets.

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

NOTE 14 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,399,265 and 52,309,209 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.

Stock Repurchase Program

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 14 – EQUITY (Continued)
On December 15, 2015, the Board authorized a stock repurchase program (the "Repurchase Program"), to repurchase up to $10 million of the Company’s outstanding common stock. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company’s common stock when the purchase price is less than the Company’s estimate of the Company’s current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company’s common stock. No share repurchases have been made since January 19, 2016. Through December 31, 2025, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of December 31, 2025 and December 31, 2024, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At December 31, 2025 and December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

Distributions to stockholders

For the 2025 taxable year to date, the Company has declared dividends to common stockholders totaling $11,516,988, or $0.22 per share. The following table presents cash dividends declared by the Company on its common stock for the year ended December 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2025	March 31, 2025	April 15, 2025	$4,185,958	$0.08
June 20, 2025	June 30, 2025	July 15, 2025	$3,140,463	$0.06
September 16, 2025	September 30, 2025	October 15, 2025	$2,094,597	$0.04
December 11, 2025	December 31, 2025	January 15, 2026	$2,095,971	$0.04

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the year ended December 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2025	April 1, 2025	April 15, 2025	$1,181,250	$0.49
June 20, 2025	July 1, 2025	July 15, 2025	$1,181,250	$0.49
September 16, 2025	October 1, 2025	October 15, 2025	$1,181,250	$0.49
December 11, 2025	January 2, 2026	January 15, 2026	$1,181,250	$0.49

Non-controlling interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company’s consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the years ended December 31, 2025 and December 31, 2024, are reflected in "Dividends to preferred stockholders" in the Company’s consolidated statements of operations.

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

Pursuant to the Stock-for-Fees Program, an independent director may elect to exchange all or a portion of such director’s unpaid Director Fees for the right to receive payment of such unpaid fees in the form of shares of common stock. Such election will apply to all Director Fees that would otherwise have been paid (but for such election) in the fiscal quarter that commences after the date the independent director’s election form is filed with and received by the Company and will continue for each fiscal quarter through and until the fiscal quarter that commences after such time as the director files a new election form that is received by the Company modifying or terminating such prior election or, if earlier, the date such director terminates service on the Board. Unless otherwise approved by the Board, an election by an independent director will be made only in an open trading window pursuant to the Company’s insider

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 14 - EQUITY (Continued)
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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company issued 60,578 shares with a weighted-average price of $2.43 in 2024 and has issued 90,056 shares with a weighted-average price of $2.11 pursuant to the Stock-for-Fees Program for the year ended December 31, 2025.

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

NOTE 15 - EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common share of common stock during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company has no participating securities outstanding during the periods presented. Therefore, the two-class method is not applicable.

The following tables sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2025 and December 31, 2024:

	Years Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$(2,745,309)	$22,649,190
Less: preferred stock dividends	(4,740,000)	(4,740,000)
Net income (loss) available to common stockholders	$(7,485,309)	$17,909,190

Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	52,344,316	52,274,904

Earnings (loss) per share:
Basic and diluted	$(0.14)	$0.34

There were no potentially dilutive securities outstanding during the periods presented that would have been dilutive, or any anti-dilutive effects requiring exclusion. As a result, basic and diluted earnings (loss) per share are the same.

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of December 31, 2025 and 2024, we were in compliance with all REIT requirements.

The following table presents our provision for income taxes:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

NOTE 16 INCOME TAXES (Continued)

	Year Ended December 31,
	2025	2024
Deferred tax expense	$8,193	$18,808
Provision for income tax expense	$8,193	$18,808

The following is a reconciliation of our effective income tax rate as a percentage of pre-tax income to the U.S. federal statutory rate, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
U.S. federal statutory income tax	21.0%	21.0%
REIT income not subject to federal income tax	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	—%	—%

The differences between the Company's statutory rate and effective rate are largely determined by the amount of income subject to tax by the Company's TRS subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2025 and 2024, the Company's net deferred tax assets were $1.3 million and $1.3 million, respectively, and are included in other assets in the Company's consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent on our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods of future taxable income change.

The TRS has a deferred tax asset , comprised of the following:

	As of December 31, 2025	As of December 31, 2024
Accumulated net operating losses of TRS	$1,424,431	$1,448,704
Mortgage servicing rights	$(170,805)	$(199,405)
Capitalized transaction costs	$43,822	$56,342
Net non-current deferred tax asset	$1,297,448	$1,305,641

At December 31, 2025 and 2024, the TRS had net operating loss carryforwards for federal income tax purposes of $4.7 million and $4.8 million, which are available to offset future taxable income and begin expiring in 2034.

As of December 31, 2025, the Company has concluded that there are no material uncertain tax positions requiring recognition in the Company's consolidated financial statements. As of December 31, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.

REIT Qualification

During tax years 2024 and 2025 the Company passed all the requisite ownership, asset and income tests.

NOTE 17 - SUBSEQUENT EVENTS

On February 20, 2026, the Company exercised its redemption option under the LMF 2023-1 Financing, and in connection therewith, all of the outstanding loans and notes of the LMF 2023-1 Financing held by third parties were repaid in full at par through a refinancing of the remaining underlying assets held for investment and real estate owned held for sale under its existing Secured Financing Agreements, except for one loan to be held unlevered on our balance sheet.

On February 17, 2026, the Company entered into the Fifth Amendment extending the maturity date of the secured term loan provided under the Credit and Guaranty Agreement to February 20, 2026.

On February 20, 2026, the Company and Guarantors entered into a further amendment (the "Sixth Amendment") to the Credit and Guaranty Agreement with the Agent and the lenders party thereto. The Sixth Amendment (1) provided the Company with an incremental secured term loan in the aggregate principal amount of $2.3 million, which the Company drew upon on February 23, 2026, (2) extended the maturity from February 20, 2026 to February 20, 2030, (3) amended certain terms applicable to borrowing base eligible assets, permitted debt and the advance rate applicable to borrowing base debt subsidiaries and (4) amended certain financial covenants, including the maximum total net leverage ratio and minimum tangible net worth, and included a minimum liquidity financial covenant. Borrowings under the Secured Term Loan bear interest at a fixed rate of 9.75% per annum, which is subject to step up by 0.50% per annum for the first three months after February 20, 2029, with further step ups of 0.50% per annum for every three months thereafter until the maturity date.

Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2025

Type of Loan/Borrower Senior Mortgage Loans(1)	Description/Location	Interest(2) Payment Rates	Extended Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Balance	Carrying Amount of Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily / CA	S+3.00%	2028	I/O	$—	$43,655,000	$43,651,681
Borrower B	Multifamily / NJ	S+2.75%	2029	I/O	—	40,000,000	39,889,441
Borrower C	Multifamily / GA	S+2.90%	2030	I/O	—	36,800,000	36,779,467
Borrower D	Multifamily / IN	S+2.55%	2028	I/O	—	36,000,000	35,980,651
Borrower E	Multifamily / FL	S+3.16%	2027	I/O	—	35,000,000	34,938,992
Borrower F	Multifamily / TX	S+3.00%	2029	I/O	—	35,500,000	35,480,878
Senior Loans less than 3% of the carrying amount of total loans
Senior Loan	Multifamily / Diversified	S+3.25% - 4.15%	2025 - 2030	I/O	—	831,208,217	805,278,211
Senior Loan	Healthcare/ Diversified	S+4.00%	2026	I/O	—	82,105,000	82,048,671
Total senior loans					$—	$1,140,268,217	$1,114,047,992

(1)Includes senior mortgage loans and pari passu participations in senior mortgage loans.
(2)S = 30-day term SOFR rate
(3)Extended maturity date assumes all extension options are exercised
(4)I/O = interest only
(5)Represents only third-party liens

1.Reconciliation of Mortgage Loans on Real Estate

The following table reconciles activity regarding mortgage loans on real estate for the years ended:

	2025	2024
Balance at January 1,	$1,048,803,078	$1,383,881,197
Additions during period:
Mortgage loans purchased	403,888,645	58,423,744
Deductions during period
Mortgage loan repayments	(266,906,712)	(391,025,468)
Transfer to real estate owned	(62,580,330)	—
Charge-offs	3,110,581	—
Purchase discounts	(111,184)	—
Origination and other loan fees	(2,418,752)	(1,487,623)
Accretion of purchase discount	1,919,809	3,534,649
Accretion of deferred loan fees	2,791,339	737,793
Provision for credit losses	(14,448,482)	(5,261,214)
Balance at December 31,	$1,114,047,992	$1,048,803,078