Form 10-Q
period 2026-03-31
Lument Finance Trust, Inc.
filed 2026-05-15
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2026
Common stock, $0.01 par value	52,439,463

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2026(1)	December 31, 2025(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$21,249,107	$23,112,995
Restricted cash	9,372,908	3,505,087
Commercial mortgage loans held-for-investment, at amortized cost	1,127,604,965	1,136,706,113
Less: Allowance for credit losses	(19,543,903)	(22,658,121)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	1,108,061,062	1,114,047,992
Real estate owned, held-for-investment, net	34,430,492	26,839,010
Real estate owned, held-for-sale	23,040,000	24,099,072
Mortgage servicing rights, at fair value	524,001	554,246
Accrued interest receivable	5,551,847	5,428,255
Investment related receivable	—	15,449,323
Other assets	2,588,447	2,944,179
Total assets	$1,204,817,864	$1,215,980,159

LIABILITIES AND EQUITY
LIABILITIES
Securitized debt obligations, net	580,302,828	748,433,484
Secured financing agreements, net	348,723,957	191,943,220
Secured term loan, net	49,635,956	47,719,278
Accrued interest payable	1,774,654	1,869,876
Dividends payable	3,098,787	3,093,470
Fees and expenses payable to Manager	2,988,500	1,428,500
Other liabilities	2,229,919	2,405,613
Total liabilities	988,754,601	996,893,441

COMMITMENTS AND CONTINGENCIES (NOTES 10 & 11)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized,52,439,463 and 52,399,265 shares issued and outstanding, at March 31, 2026 and December 31, 2025, respectively	524,397	523,995
Additional paid-in capital	314,941,298	314,889,201
Cumulative distributions to stockholders	(224,241,239)	(220,958,702)
Accumulated earnings	67,484,372	67,277,789
Total stockholders' equity	215,963,763	218,987,218
Noncontrolling interests	$99,500	$99,500
Total equity	$216,063,263	$219,086,718

Total liabilities and equity	$1,204,817,864	$1,215,980,159

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of March 31, 2026 and December 31, 2025, assets of consolidated VIEs totaled $666,553,315 and $889,507,091, respectively and the liabilities of consolidated VIEs totaled $581,030,250 and $750,274,556 respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$20,901,542	$21,684,890
Cash and cash equivalents	165,847	624,967
Interest expense:
Securitized debt obligations	(10,375,765)	(13,636,474)
Secured financing agreements	(3,855,105)	—
Secured term loan	(1,139,841)	(938,849)
Net interest income	5,696,678	7,734,534
Expenses:
Management and incentive fees	1,095,000	1,113,314
General and administrative expenses	1,066,737	924,060
Operating expenses reimbursable to Manager	466,431	404,620
Other operating expenses	917,172	40,009
Compensation expense	111,250	111,250
Total expenses	3,656,590	2,593,253
Other income and expense:
Release of (provision for) credit losses, net	732,373	(5,697,661)
Net (expense) from real estate owned operations	(91,406)	—
Real estate owned impairment expense	(1,350,435)	—
Change in unrealized (loss) on mortgage servicing rights	(30,245)	(22,518)
Loss on extinguishment of debt	(1,152,861)	—
Servicing income, net	54,421	64,880
Total other income and expense	(1,838,153)	(5,655,299)
Net (loss) income before provision for income taxes	201,935	(514,018)
Benefit from (provision for) income taxes	4,648	(8,550)
Net (loss) income	206,583	(522,568)
Dividends accrued to preferred stockholders	(1,184,958)	(1,184,958)
Net (loss) income attributable to common stockholders	$(978,375)	$(1,707,526)
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(978,375)	$(1,707,526)
Weighted average number of shares of common stock outstanding	52,400,158	52,309,887
Basic and diluted income per share	$(0.02)	$(0.03)
Dividends declared per share of common stock	$0.04	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2025	2,400,000	$57,254,935	52,399,265	$523,995	$314,889,201	$(220,958,702)	$67,277,789	$218,987,218	$99,500	$219,086,718
Issuance of common stock	—	—	40,198	402	52,097	—	—	$52,499	—	$52,499
Net income	—	—	—	—	—	—	206,583	$206,583	—	$206,583
Common stock dividends	—	—	—	—	—	(2,097,579)	—	$(2,097,579)	—	$(2,097,579)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2026	2,400,000	$57,254,935	52,439,463	$524,397	$314,941,298	$(224,241,239)	$67,484,372	$215,963,763	$99,500	$216,063,263

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2024	2,400,000	$57,254,935	52,309,209	$523,093	$314,700,120	$(204,701,714)	$70,023,098	$237,799,532	$99,500	$237,899,032
Issuance of common stock	—	—	15,263	153	42,339	—	—	42,492	—	42,492
Net (loss)	—	—	—	—	—	—	(522,568)	(522,568)	—	(522,568)
Common stock dividends	—	—	—	—	—	(4,185,958)	—	(4,185,958)	—	(4,185,958)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2025	2,400,000	$57,254,935	52,324,472	$523,246	$314,742,459	$(210,072,630)	$69,500,530	$231,948,540	$99,500	$232,048,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Cash flows from operating activities:
Net income (loss)	$206,583	$(522,568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(482,639)	(487,996)
Accretion of deferred loan fees	(797,632)	(523,944)
Amortization of deferred financing costs	775,839	312,065
(Release of) provision for credit losses, net	(732,373)	5,739,974
Depreciation and amortization	304,885	—
Loss on extinguishment of debt	1,152,861	—
Real estate owned impairment expense	1,350,435	—
Unrealized loss on mortgage servicing rights	30,245	22,518
Non-cash compensation expense	52,499	42,492
Net change in:
Accrued interest receivable	(123,592)	383,566
Other assets	543,631	(392,690)
Accrued interest payable	(95,222)	(210,993)
Fees and expenses payable to Manager	1,560,000	(5,067)
Other liabilities	(175,694)	(263,460)
Net cash provided by operating activities	3,569,826	4,093,897
Cash flows from investing activities:
Purchase and funding of commercial mortgage loans held-for-investment	(47,845,148)	—
Purchase of real estate owned	(246,437)	—
Principal payments from commercial mortgage loans held-for-investment	62,212,238	54,977,677
Proceeds from sale of real estate owned	381,752	—
Capital expenditures on real estate owned, held-for-investment	(191,183)	—
Deferred loan fees	931,808	315,943
Net cash provided by investing activities	15,243,030	55,293,620
Cash flows from financing activities:
Dividends paid on common stock	(2,095,971)	(8,892,566)
Dividends paid on preferred stock	(1,181,250)	(1,181,250)
Proceeds from secured financing agreements	191,617,908	—
Proceeds from secured term loan	2,250,000	—
Payment of secured financing agreements	(35,019,643)	—
Payment of securitized debt obligations	(169,655,462)	(56,355,740)
Payment of deferred financing costs	(724,505)	—
Net cash (used in) financing activities	(14,808,923)	(66,429,556)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,003,933	(7,042,039)
Cash, cash equivalents and restricted cash, beginning of period	26,618,082	71,564,098
Cash, cash equivalents and restricted cash, end of period	$30,622,015	$64,522,059

Supplemental disclosure of cash flow information
Cash paid for interest	$14,690,162	$14,474,314
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$3,098,787	$5,187,166
Transfer of senior loans to real estate owned, held-for-investment	$8,150,000	$—
Accrued capital expenditures on real estate owned	$47,562	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission ("SEC") on March 23, 2026.

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

Variable Interest Entities

An entity is considered a VIE when any of the following applies: (1) the equity investors (if any) lack one or more essential characteristics of a controlling financial interest; (2) the equity investment at risk is not sufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the entity having both the following characteristics: (1) the power to direct activities that, when taken together, most significantly impact the VIE's performance; and (2) the obligation to absorb losses and right to receive returns from the VIE that would be significant to the VIE.

The Company performs an ongoing reassessment of whether changes in facts and circumstances regarding its involvement with a VIE cause the Company's consolidation conclusion regarding the VIE to change. At March 31, 2026, the Company determined it was the primary beneficiary of LMNT 2025-FL3, LLC ("LMNT 2025-FL3 CLO") based on its power to direct the activities that most significantly impact the economic performance of LMNT 2025-FL3 CLO and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. In December 2025, the Company no longer consolidated LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (together, the "2021-FL1 CLO") and in February 2026, the Company no longer consolidated LMF 2023-1, LLC ("LMF 2023-1 Financing") due to their respective redemptions.

Securitized debt obligations

Collateralized loan obligations ("CLO") and secured financings represent third-party liabilities of LMNT 2025-FL3 and prior to their redemptions in the fourth quarter of 2025 and first quarter of 2026, 2021-FL1 CLO and LMF 2023-1 Financing, respectively. The LMNT 2025-FL3 CLO is a VIE and prior to their redemptions 2021-FL1 CLO and LMF 2023-1 Financing were VIEs and Management determined that the Company is the primary beneficiary of LMNT 2025-FL3 CLO and was the primary beneficiary of 2021-FL1 CLO and LMF 2023-1 Financing prior to their redemptions. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes of LMNT 2025-FL3 CLO and prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of LMNT 2025-FL3 CLO and

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the LMNT 2025-FL3 CLO does not have any recourse to the Company and prior to their respective redemptions the third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing did not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of LMNT 2025-FL3 CLO and prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight-line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $78,827,950 at March 31, 2026 and $147,427,950 at December 31, 2025, respectively.

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

Restricted cash primarily includes (1) proceeds from principal payments and interest payments held by the servicer which have yet to be reinvested or distributed, (2) interest reserve accounts related to our secured financing agreements and (3) funds on deposit with financial institutions related to real estate owned properties that are held in the Company's consolidated VIEs.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$21,249,107	$23,112,995
Restricted cash held in securitized debt obligations	$7,082,122	$2,253,629
Other restricted cash	$2,290,786	$1,251,458
Total cash, cash equivalents and restricted cash	$30,622,015	$26,618,082

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
March 31, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
•Other assets and liabilities: The carrying amounts of other assets and liabilities, including receivables, payables and accrued liabilities approximate fair value as of the balance sheet date due to their short-term maturities.

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
March 31, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Secured Financing Agreements

We record investments financed with secured debt as separate assets and the related borrowings under any secured debt are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the secured debt are reported separately on our consolidated statements of operations. The secured financing agreements are carried at their unpaid principal balance, net of deferred financing costs. Deferred financing costs associated with these liabilities are amortized to interest expense on a straight-line basis when it approximates the effective interest method. See Note 7 for additional information related to our secured financing agreements.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $50.0 million credit and guaranty agreement with the lenders referred to therein and Cortland Capital Service LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan"). The Secured Term Loan is carried at its unpaid principal balance, net of deferred financing costs. Deferred financing costs associated with these liabilities are amortized ratably or on a straight-line basis over the respective contractual term to interest expense when it approximates the effective interest method. See Note 8 for additional information related to the Secured Term Loan.

Common Stock

At March 31, 2026 and December 31, 2025, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,439,463 and 52,399,265 shares of common stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively.

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

Preferred Stock

At March 31, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 14 for additional information related to our Series A Preferred Stock.

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

Earnings per Share

The Company calculates basic and diluted earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted-average shares of the Company's common stock outstanding for that period. Diluted earnings per share considers the effect of dilutive instruments, such as warrants, stock options, and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 15 for details of the computation of basic and diluted earnings per share.

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation using the fair-value based methodology prescribed by ASC 718, Share-Based Payment ("ASC 718"). Compensation cost related to restricted common stock issued to the Company's independent directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. The Company's prior equity incentive plan, expired on December 18, 2022 and is no longer being used to issue new equity awards.

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three months ended March 31, 2026 and 2025, comprehensive (loss) income equaled net (loss) income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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
March 31, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Codification Improvements

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements", which refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for annual periods beginning after December 15, 2026. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on our consolidated financial statements.

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of March 31, 2026 and December 31, 2025:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
March 31, 2026
Loans held-for-investment
Senior secured loans(4)	$1,130,899,067	$1,127,604,965	57	100.0%	7.1%	1.6
Allowance for credit losses	N/A	(19,543,903)
	1,130,899,067	1,108,061,062	57	100.0%	7.1%	1.6

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2025
Loans held-for-investment
Senior secured loans(4)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7
Allowance for credit losses	N/A	(22,658,121)
	1,140,268,217	1,114,047,992	61	100.0%	7.2%	1.7

(1)    Carrying Value includes $1,255,406 and $1,657,584 in unamortized purchase discounts as of March 31, 2026 and December 31, 2025, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 3.67% and 3.85% as of March 31, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floor of 2.25% and 2.18%, respectively. As of March 31, 2026 and December 31, 2025, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of March 31, 2026, $655,905,141 of the outstanding senior secured loans were held in VIEs and $452,155,924 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2025, $856,064,487 of the outstanding senior secured loans were held in VIEs and $257,983,507 of the outstanding senior secured loans were held outside of VIEs.

Activity: For the three months ended March 31, 2026, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2025	$1,114,047,992
Purchases and advances	47,925,609
Principal payments	(46,762,914)
Transfer to real estate owned	(10,531,845)

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026 (Continued)

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Charge-offs	2,381,845
Purchase discount	(80,461)
Origination and other loan fees	(931,808)
Accretion of purchase discount	482,639
Accretion of deferred loan fees	797,632
Release of allowance for credit losses	732,373
Balance at March 31, 2026	$1,108,061,062

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of March 31, 2026 and December 31, 2025:

	March 31, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—	$—
2	13	255,595,193	87,627,492	78,808,172	—	88,760,135	—
3	29	598,294,755	185,913,526	84,531,808	—	114,219,412	210,489,628
4	8	169,076,610	—	—	—	73,374,274	93,628,560
5	7	107,932,509	—	—	—	77,041,334	13,666,721
	57	$1,130,899,067	$273,541,018	$163,339,980	$—	$353,395,155	$317,784,909

	December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—	$—
2	9	161,089,912	43,904,254	48,438,856	—	68,375,256	—
3	38	752,514,730	182,723,449	133,591,415	—	134,038,225	297,723,546
4	6	109,281,497	—	—	—	73,034,316	34,009,099
5	8	117,382,078	—	—	—	84,542,855	13,666,721
	61	$1,140,268,217	$226,627,703	$182,030,271	$—	$359,990,652	$345,399,366

As of March 31, 2026, the Company did not own any loans originated in 2026.

As of March 31, 2026, the average risk rating of the commercial mortgage loan portfolio was 3.1 (Moderate Risk), weighted by investment carrying value, with 76.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2025, the average risk rating of the commercial mortgage loan portfolio was 3.2 (Moderate Risk), weighted by investment carrying value, with 81.6% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio declined during the three months ended March 31, 2026. The change in underlying risk rating consisted of loans that paid off with a risk rating of "3" of $46.8 million during the three months ended March 31, 2026. Additionally, $94.5 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $69.6 million of loans with a risk rating of "3" transitioned to a risk rating of "4" and $9.8 million of loans with a risk rating of "4" transitioned to a risk rating of "3". Further, $10.5 million of loans with a risk rating of "5" were foreclosed and moved to REO.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of March 31, 2026 and December 31, 2025:

Loans Held-for-Investment

	March 31, 2026	December 31, 2025
Geography
South	32.6%	32.4%
Southwest	22.8	26.2
Mid-Atlantic	20.0	16.9
Midwest	15.2	13.9

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026 (Continued)

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

West	9.4	10.6
Total	100.0%	100.0%

	March 31, 2026	December 31, 2025
Collateral Property Type
Multifamily	92.6%	92.6%
Seniors Housing and Healthcare	7.4	7.4
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three months ended March 31, 2026 and March 31, 2025 in the provision for credit losses on loans held-for-investment:

	Three months ended
	March 31, 2026	March 31, 2025
Allowance for credit losses at beginning of period	$22,658,121	$11,320,220
(Release of) provision for credit losses	(732,373)	5,739,974
Charge offs	(2,381,845)	—
Allowance for credit losses at end of period	$19,543,903	$17,060,194

The following table presents the changes for the three months ended March 31, 2026 and March 31, 2025 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended
	March 31, 2026	March 31, 2025
Allowance for credit losses at beginning of period	$—	$57,554
(Release of) provision for credit losses	—	(42,313)
Allowance for credit losses at end of period	$—	$15,241

The following tables present the allowance for credit losses for loans held-for-investment as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$3,728,254	$15,815,649	$19,543,903
Total allowance for credit losses	$3,728,254	$15,815,649	$19,543,903
Total unpaid principal balance	$1,022,966,558	$107,932,509	$1,130,899,067

	December 31, 2025
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$5,029,531	$17,628,590	$22,658,121
Total allowance for credit losses	$5,029,531	$17,628,590	$22,658,121
Total unpaid principal balance	$1,022,886,139	$117,382,078	$1,140,268,217

During the three months ended March 31, 2026, the Company recorded a decrease of $3.1 million in the allowance for credit losses, bringing the total allowance for credit losses to $19.5 million as of March 31, 2026. For the three months ended March 31, 2026, the Company's estimate of expected credit losses decreased primarily due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, shortened duration of the portfolio and the charge-off of credit loss related to the foreclosure on one "5" risk rated property which was partially offset by an increase to specific reserves of risk rated "5" loans.

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of March 31, 2026 or December 31, 2025.

As of March 31, 2026, we had aggregate specific allowance of credit losses of $15.8 million due to management's: (1) continued identification of one loan collateralized by two multifamily properties in Philadelphia, PA ($1.3 million specific allowance) with an aggregate unpaid balance of $15.5 million as risk

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026 (Continued)

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
rated "5" due to maturity default; (2) identification of two loans collateralized by two multifamily properties in Arlington, TX ($3.6 million specific allowance; non-accrual cash basis) and Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $35.5 million as risk rated "5" due to maturity default and (4) identification of four loans collateralized by four multifamily properties in Des Moines, IA ($0.5 million specific allowance; non-accrual cash basis), Tampa, FL ($1.4 million specific allowance; non-accrual cash basis), Tallahassee, FL ($3.0 million specific allowance; non-accrual cash basis) and Ypsilanti, MI ($5.9 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $56.9 million as risk rated "5" due to monetary default.

We recorded $0.5 million in cash basis income received on non-accrual loans during the period ended March 31, 2026.

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

In the first quarter of 2026, the $10.5 million Colorado Springs, CO ($2.4 million specific allowance) loan was foreclosed on, with ownership and deed to the property being taken by a newly formed subsidiary of the Company. The reversal of the $2.4 million specific allowance is reflected as a charge-off to the "Allowance for credit losses" in the consolidated balance sheets.

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

Specific Allowance for Credit Losses

The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated costs to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which ranged from 5.50%-8.50%. The significant unobservable input used for the market approach is the price per unit from a broker opinion of value. As of March 31, 2026, the unpaid principal balance of default risk loans was $107.9 million, amortized cost of $90.7 million and fair value of $91.0 million.

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

Other than loan modification discussed below, we have not entered into any loan modifications during the twelve months ended March 31, 2026, that require disclosure pursuant to ASC 326.

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
March 31, 2026

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)
obligations for a period up to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%. On November 18, 2025, the Company redeemed the 2021-FL1 CLO in full.

On July 12, 2023, the Company entered into and closed a matched-term, non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and was not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt had an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matured on the payment date in July 2032, unless it was repaid or redeemed sooner in accordance with its terms. The financing had an initial two-year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. On February 20, 2026, the Company redeemed the LMF 2023-1 Financing in full and expensed the remaining $1.2 million of deferred financing costs into loss on extinguishment of debt on the consolidated statements of operations.

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

The LMNT 2025-FL3 CLO is subject to collateralization and coverage tests and prior to its redemption the LMF 2023-1 Financing was subject to collateralization and coverage tests that are customary for these types of securitizations. As of March 31, 2026 and December 31, 2025, all such collateralization and coverage tests in the 2021-FL1 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the LMNT 2025-FL3 CLO as of March 31, 2026 and LMNT 2025-FL3 CLO and LMF 2023-1 Financing as of December 31, 2025, included the following VIE assets and liabilities:

ASSETS	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$7,082,122	$2,253,630
Other assets	—	524,278
Accrued interest receivable	3,566,053	4,309,202
Investment related receivable	—	15,449,323
Loans held for investment, net of allowance for credit losses	655,905,140	856,064,489
Real estate owned, held-for-sale	$—	$10,906,169
Total Assets	$666,553,315	$889,507,091

LIABILITIES
Accrued interest payable	$997,422	$1,445,867
Collateralized loan obligations and secured financings(1)	580,032,828	748,433,484
Other liabilities	$—	$395,205
Total Liabilities	$581,030,250	$750,274,556
Equity	85,523,065	139,232,535
Total liabilities and equity	$666,553,315	$889,507,091

(1)     The stated maturity of the collateralized loan obligations per the terms of the underlying collateralized loan obligation agreement is July 20, 2043 for the LMNT 2025-FL3 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the LMNT 2025-FL3 CLO as of March 31, 2026 and LMNT 2025-FL3 CLO and LMF 2023-1 Financing as of December 31, 2025:

As of March 31, 2026
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	30	$656,985,469	$655,905,141	7.02%
Financing provided	1	$584,983,000	$580,302,828	5.58%

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

As of December 31, 2025
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	44	$873,054,065	$856,064,489	7.11%
Collateral (REO assets)	1	$11,467,505	$10,906,169	N/A
Financing provided	2	$754,638,462	$748,433,484	5.98%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $0 and $1,595,224 and allowance for credit loss of $19,543,903 and $22,658,121 as of March 31, 2026 and December 31, 2025, respectively. The carrying value for LMNT 2025-FL3 CLO is net of debt issuance costs of $4,680,172 and $4,912,883 for March 31, 2026 and December 31, 2025, respectively and LMF 2023-1 Financing is net of debt issuance costs of $1,292,096 for December 31, 2025.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 3.67% and 3.86% as of March 31, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floors of 2.66% and 2.55%, and spreads of 3.21% and 3.27%, respectively. As of March 31, 2026 and December 31, 2025, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 3.67% and 3.74% as of March 31, 2026 and December 31, 2025, respectively and spreads of 1.91% and 2.24% for March 31, 2026 and December 31, 2025, respectively.

The statement of operations related to the LMNT 2025-FL3 CLO and LMF 2023-1 Financing for the three months ended March 31, 2026 and 2021-FL1 CLO and LMF 2023-1 Financing for the three months ended March 31, 2025 include the following income and expense items:

Statements of Operations	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest income	$13,094,776	$20,485,198
Interest expense	(10,375,765)	(13,636,474)
Net interest income	$2,719,011	$6,848,724
Less:
Provision for credit losses	465,674	(5,739,974)
Loss on extinguishment of debt	(1,152,861)	—
General and administrative fees	(112,557)	(183,564)
Net (loss) income	$1,919,267	$925,186

NOTE 5 - REAL ESTATE OWNED

During the period ended March 31, 2026, Lument Real Estate Capital, LLC ("LREC"), as special servicer for LCMT NPL Warehouse, LLC, an indirect wholly owned subsidiary of the Company, foreclosed on a multifamily bridge loan located in Colorado Springs, CO, with an aggregate net carrying value of $8.2 million, net of specific reserves of $2.4 million, with ownership and deed to the properties being taken by a newly formed subsidiary of the Company.

During the year ended December 31, 2025, LREC, as special servicer for 2021-FL1 CLO foreclosed on two multifamily bridge loans located in San Antonio, TX with an aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company. Additionally, LREC, as special servicer for LMF 2023-1 Financing foreclosed on two multifamily bridge loans located in Houston, TX and San Antonio, TX with an aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company.

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

During the period ended March 31, 2026, the Company remeasured the fair value of one of the San Antonio properties and the Houston property classified as held for sale under ASC 360. As a result, the Company recognized a loss of $1.4 million for the three months ended March 31, 2026, recorded in "Real estate owned impairment expense" within "Other income and expense" in the consolidated statements of operations. The carrying amount of the properties was $23.0 million as of March 31, 2026, compared with $24.1 million as of December 31, 2025.

On December 22, 2025, the Company sold one of the properties located in San Antonio, TX held by a subsidiary of the Company to a third party for $8.2 million and recognized a $0.5 million realized loss on the sale of the property. The realized loss on the sale of the property was included within realized loss on real estate owned in the Company's consolidated statements of operations on Form 10-K for the year ended December 31, 2025.

At March 31, 2026 and December 31, 2025, our REO assets were comprised of four and three multifamily properties, respectively, held within various subsidiaries of the Company. A summary of our REO assets is as follows:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 5 – REAL ESTATE OWNED (Continued)

	March 31, 2026	December 31, 2025
Real estate owned, held-for-investment
Land	$4,621,569	$4,278,272
Building	30,431,952	22,907,888
Less: Accumulated depreciation	(623,029)	(347,150)
Total	$34,430,492	$26,839,010

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$23,040,000	$24,099,072
Total	$23,040,000	$24,099,072
At March 31, 2026 and December 31, 2025, our REO properties had a weighted average occupancy rate of approximately 72.3% and 69.1%, respectively.

We recorded depreciation and amortization expense related to the REO assets of $0.3 million for the three months ended March 31, 2026, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $1.6 million and operating expense of $1.4 million for the three months ended March 31, 2026, recorded as "Net income (expense) from real estate owned operations" in the consolidated statement of operations.

NOTE 6 - RESTRICTED CASH

Restricted cash primarily includes (1) proceeds from principal payments and interest received held by the servicer which have to be reinvested or distributed, (2) interest reserve accounts related to our secured financing agreements and (3) funds on deposit with financial institutions related to real estate owned properties that are held in the Company's consolidated VIEs.

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

NOTE 7 - SECURED FINANCING AGREEMENTS

Master Repurchase and Secured Lending Agreements

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement ("Repurchase Agreement") with JPMorgan Chase Bank, N.A.. The Repurchase Agreement provides up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at per annum rates equal to term SOFR plus a spread to be determined on a case-by-case basis. The initial maturity date of the Repurchase Agreement is November 3, 2028, with two (2) one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions as described in more detail in the Repurchase Agreement. Under the Guarantee Agreement ("Guarantee Agreement") made by LFT in favor of JPMorgan Chase Bank, N.A., Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. The Repurchase Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.

The Repurchase Agreement and Guarantee Agreement contain affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio, minimum unencumbered assets ratio, maximum total net leverage ratio, minimum tangible net worth, and an interest charge coverage ratio. As of March 31, 2026 and December 31, 2025, we were in compliance with covenants, except for the maximum total net leverage ratio with respect to the period ended March 31, 2026. On May 14, 2026, the Company and JPMorgan Chase Bank, National Association entered into an amendment to the Guarantee Agreement which waived the maximum total net leverage ratio covenant for the period ended March 31, 2026.

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

The following table presents certain loan and borrowing characteristics of the Repurchase Agreement and Loan Agreement as of March 31, 2026 and December 31, 2025:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 7 – SECURED FINANCING AGREEMENTS (Continued)

March 31, 2026
Facility							Collateral
Secured Funding Agreements:	Current Maturity	Final Stated Maturity(1)	Maximum Facility Size	Outstanding Balance	Carrying Value(2)	Weighted Average Funding Cost(3)	Outstanding Principal	Carrying Value
Repurchase Agreement(4)	November 2028	November 2030	$450,000,000	$315,342,045	$313,515,142	5.7%	$457,169,141	$446,737,133
Loan Agreement	April 2028	April 2029	50,000,000	35,450,000	35,208,815	7.2%	67,378,717	63,008,252
Subtotal			$500,000,000	$350,792,045	$348,723,957	5.8%	$524,547,858	$509,745,385

December 31, 2025
Facility							Collateral
Secured Funding Agreements:	Current Maturity	Final Stated Maturity(1)	Maximum Facility Size	Outstanding Balance	Carrying Value(2)	Weighted Average Funding Cost(3)	Outstanding Principal	Carrying Value
Repurchase Agreement(4)	November 2028	November 2030	$450,000,000	$177,193,781	$175,204,869	5.6%	$259,571,503	$256,531,194
Loan Agreement	December 2027	December 2029	50,000,000	17,000,000	16,738,351	7.2%	34,650,632	29,281,632
Subtotal			$500,000,000	$194,193,781	$191,943,220	5.7%	$294,222,135	$285,812,826
(1)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in LFT's discretion are exercised.
(2)    Net of $2.1 million and 2.3 million unamortized deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.
(3)    Weighted average funding cost for Repurchase Agreement assumes applicable 30-day term SOFR of 3.68% and 3.73% as of March 31, 2026 and December 31, 2025, respectively, and a spread of 2.01% and 1.85%, respectively. Weighted average funding cost for Loan Agreement assumes applicable 30-day term SOFR of 3.68% and 3.73% as of March 31, 2026 and December 31, 2025, respectively and a spread of 3.50%.
(4)    Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.

NOTE 8 - SECURED TERM LOAN

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

In response to the continued COVID-19 pandemic, on July 9, 2020, the Company entered into the Second Amendment to the Credit and Guaranty Agreement. This amendment provides the Company with additional flexibility to effectively manage any potential borrower distress related to COVID-19 that was not originally contemplated in loan documentation.

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

On February 22, 2022, the Company, together with its Credit Parties, entered into an amendment (the "Fourth Amendment") to the Credit and Guaranty Agreement. This amendment waived the step-down provisions of the maximum total net leverage financial covenant in connection with the February 2022 rights offering; however, the step-down provision remains in place for future capital raises.

On February 17, 2026, the Company, together with its Credit Parties, entered into the Fifth Amendment extending the maturity date of the secured term loan provided under the Credit and Guaranty Agreement to February 20, 2026.

On February 20, 2026, the Company, together with its Credit Parties, entered into a further amendment (the "Sixth Amendment") to the Credit and Guaranty Agreement with the Agent and the lenders party thereto. The Sixth Amendment (1) provided the Company with an incremental secured term loan in

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 8 – SECURED TERM LOAN (Continued)
the aggregate principal amount of $2.3 million generating net proceeds of $1.9 million, which the Company drew upon on February 23, 2026, (2) extended the maturity from February 20, 2026 to February 20, 2030, (3) amended certain terms applicable to borrowing base eligible assets, permitted debt and the advance rate applicable to borrowing base debt subsidiaries and (4) amended certain financial covenants, including the maximum total net leverage ratio and minimum tangible net worth, and included a minimum liquidity financial covenant. Borrowings under the Secured Term Loan bear interest at a fixed rate of 9.75% per annum, which is subject to step up by 0.50% per annum for the first three months after February 20, 2029, with further step ups of 0.50% per annum for every three months thereafter until the maturity date.

The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs of $364,044 and $30,721 at March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026		December 31, 2025
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$50,000,000	$50,000,000	$47,750,000	$47,750,000
Total	$50,000,000	$50,000,000	$47,750,000	$47,750,000

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2026 and December 31, 2025, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 9 - MORTGAGE SERVICING RIGHTS

As of March 31, 2026, the Company retained the servicing rights associated with an aggregate principal balance of $52,755,018 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the three months ended March 31, 2026 and the three months ended March 31, 2025:

	March 31, 2026	March 31, 2025
Balance at beginning of period	$554,246	$649,287
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(11,147)	(10,310)
Other changes to fair value(1)	(19,098)	(12,208)
Balance at end of period	$524,001	$626,769

Loans associated with MSRs(2)	$52,755,018	$60,896,737
MSR values as percent of loans(3)	0.99%	1.03%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at March 31, 2026 and March 31, 2025, respectively.
(3)Amounts represent the carrying value of MSRs at March 31, 2026 and March 31, 2025, respectively, divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Servicing income, net	$54,421	$64,880
Total servicing income	$54,421	$64,880

NOTE 10 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 10 – FAIR VALUE (Continued)

	March 31, 2026
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of March 31, 2026
Assets:
Mortgage servicing rights	$—	$—	$524,001	$524,001
Total	$—	$—	$524,001	$524,001

	December 31, 2025
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2025
Assets:
Mortgage servicing rights	$—	$—	$554,246	$554,246
Total	$—	$—	$554,246	$554,246

As of March 31, 2026 and December 31, 2025, the Company had $524,001 and $554,246, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at March 31, 2026 and December 31, 2025:

As of March 31, 2026
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
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	March 31, 2026
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$21,249,107	$21,249,107	$21,249,107
Restricted cash	1	9,372,908	9,372,908	9,372,908
Commercial mortgage loans held-for-investment, net	3	1,108,061,062	1,130,899,066	1,112,987,038
Total		$1,138,683,077	$1,161,521,081	$1,143,609,053

Liabilities:
Collateralized loan obligations and secured financings	2	$580,302,828	$584,983,000	$588,122,325
Master repurchase agreements	3	313,515,142	315,342,045	313,515,142
Term lending agreement	3	35,208,815	35,450,000	35,208,815
Secured Term Loan	3	49,635,956	50,000,000	48,913,772
Total		$978,662,741	$985,775,045	$985,760,054

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 10 – FAIR VALUE (Continued)

	December 31, 2025
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$23,112,995	$23,112,995	$23,112,995
Restricted cash	1	3,505,087	3,505,087	3,505,087
Commercial mortgage loans held-for-investment, net	3	1,114,047,992	1,140,268,217	1,119,645,026
Total		$1,140,666,074	$1,166,886,299	$1,146,263,108

Liabilities:
Collateralized loan obligations and secured financings	2	$748,433,484	$754,638,462	$756,051,842
Master repurchase agreements	3	175,204,869	177,193,781	175,204,869
Term lending agreement	3	16,738,351	17,000,000	16,738,351
Secured term loan	3	47,719,278	47,750,000	47,746,394
Total		$988,095,982	$996,582,243	$995,741,456

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

For the three months ended March 31, 2026, the Company incurred management fees of $1,095,000 (March 31, 2025: $1,113,314), recorded as "Management and incentive fees" in the consolidated statements of operations, of which $1,095,000 (March 31, 2025: $1,110,000) was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the three months ended March 31, 2026, the Company did not incur any incentive fees and for the three months ended March 31, 2025, the Company incurred incentive fees of $453,222, recorded as "Management and incentive fees" in the consolidated statement of operations, all of which the Manager agreed to waive that otherwise would have been incurred with respect to the quarter ended March 31, 2025.

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

For the three months ended March 31, 2026, the Company incurred reimbursable expenses of $466,431 (March 31, 2025: $404,620), recorded as "operating expenses reimbursable to Manager" in the consolidated statements of operations, of which $466,431 (March 31, 2025: $459,151) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the three months ended March 31, 2026, the Company waived $60,000 in gross exit fees, reducing reimbursed expenses by $30,000 and for the three months ended March 31, 2025, the Company waived $71,698 in gross exit fees, reducing reimbursed expenses by $35,849.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

Lument Structured Finance

During the period ended March 31, 2026, we purchased the following from Lument Structured Finance, LLC ("LSF"), an affiliate of our Manager: (a) two loans with an aggregate unpaid principal balance of $46.8 million at par; (b) one funded advance with unpaid principal balance of $1.1 million at a discount of $0.1 million and (c) one funded advance related to a real estate owned property with an aggregate unpaid principal balance $0.2 million.

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

Lument Real Estate Capital, LLC

Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, was appointed the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021, the LMF 2023-1 Financing in July 2023, the LMNT 2025-FL3 CLO in December 2025, the Repurchase Agreement in November 2025 and Loan Agreement in December 2025 and continues to serve in this role for the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement. LREC no longer serves as servicer and special servicer for the 2021-FL1 CLO and LMF 2023-1 Financing due the their redemptions in December 2025 and February 2026, respectively.

In connection with its role as servicer and special servicer with respect to mortgage assets held in the 2021-FL1 CLO through its redemption in December 2025, the LMF 2023-1 Financing through its redemption in February 2026, the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement, LREC is paid certain fees under the 2021-FL1 CLO through its redemption in December 2025, the LMF 2023-1 Financing through its redemption in February 2026, the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement depending upon the specific services rendered, including servicing fees, special servicing fees, workout fees and liquidation fees. In addition, LREC, as servicer and/or special servicer, may be entitled to retain certain fees or portions thereof paid by borrowers, including modification, waiver, assumption, transfer, processing, consent, review and similar fees, defeasance fees, late fees and application fees. During the three months ended March 31, 2026, LREC received servicing fees, inclusive of both servicing and special servicing fees of $103,557 compared to $142,195 for the three months ended March 31, 2025.

LREC was also appointed as servicer with respect to mortgage assets held by the Company and its other subsidiaries in August 2022. Our Manager pays LREC's servicing fees, if any, which are reimbursed by the Company.

Lument IM

Lument IM was appointed as the collateral manager with respect to the LMNT 2025-FL3 CLO in December 2025, and continues to serve in this role. Lument IM was appointed as the collateral manager with respect to the 2021-FL1 CLO in June 2021 and LMF 2023-1 Financing in July 2023, and served in this role until their redemptions in December 2025 and February 2026, respectively. Lument IM has agreed to waive all its entitlements to collateral management fees for so long as Lument IM or an affiliate is the collateral manager and also the manager of the Company.

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

In July 2016, the Company announced that it would no longer aggregate and securitize residential mortgage loans; however, the Company sought to capitalize on its infrastructure and knowledge to become the provider of seller eligibility review and backstop services to MAXEX. MAXEX's wholly owned clearinghouse subsidiary, MAXEX Clearing LLC, formerly known as Central Clearing and Settlement LLC ("MAXEX Clearing LLC"), functions as the central counterparty with which buyers and sellers transact, and acts as the buyer's counterparty for each transaction. Pursuant to a Master Agreement dated June 15, 2016, as amended August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, MAXEX Clearing LLC and FOAC (the "Master Agreement"), FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. Once approved, and having signed the standardized loan sale contract, the seller sold loan(s) to MAXEX Clearing LLC, and MAXEX Clearing LLC simultaneously sold loan(s) to the buyer on substantially the same terms including representations and warranties. The Master Agreement was terminated on November 28, 2018 (the "MAXEX Termination Date"). To the extent that a seller approved by FOAC prior to the MAXEX Termination Date failed to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 12 - GUARANTEES
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

The maximum potential amount of future payments that the Company could be required to make under the outstanding backstop guarantees, which represents the outstanding balance of all underlying mortgage loans sold by approved sellers to MAXEX Clearing LLC, was estimated to be $0 million as of March 31, 2026 and December 31, 2025, respectively. Amounts that may become payable under the backstop guarantee are normally recoverable from the related seller, as well as from any payments received on (or from the sale of property securing) the mortgage loan repurchased and, as noted above, MAXEX Clearing LLC has assumed all of FOAC's obligations in respect of its backstop guarantees. Pursuant to the Master Agreement, FOAC is required to maintain minimum available liquidity equal to the greater of (i) $5.0 million or (ii) 0.10% of the aggregate unpaid principal balance of loans backstopped by FOAC, either directly or through a credit support agreement acceptable by MAXEX. As of March 31, 2026, the Company was not aware of any circumstances expected to lead to the triggering of a backstop guarantee obligation.

In addition, the Company enters into certain contracts that contain a variety of indemnification obligations, principally with the Manager, brokers and counterparties to repurchase agreements. The maximum potential future payment amount the Company could be required to pay under these indemnification obligations is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to the indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company recorded no liabilities for these agreements as of March 31, 2026.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, LFT may be involved in various claims and legal actions arising in the ordinary course of business. LFT establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2026, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of March 31, 2026, LSF, an affiliate of the Manager, had $7.5 million of unfunded commitments related to loans held in LMNT 2025-FL3 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of March 31, 2026, LSF had $5.1 million of unfunded commitments related to loans pledged to the Repurchase Agreement. These commitments are not reflected on the Company's consolidated balance sheets.

As of March 31, 2026, LCMT had $1.2 million of unfunded commitments related to loans pledged to the Loan Agreement. These commitments are not reflected on the Company's consolidated balance sheets. Notwithstanding the remaining commitment, the subject loans are non-performing and the funding conditions will not be satisfied.

As of December 31, 2025, LSF had $1.8 million of unfunded commitments related to loans held in LMF 2023-1 Financing. These commitments are not reflected in the Company's consolidated balance sheets.

As of December 31, 2025, LSF had $10.1 million of unfunded commitments related to loans held in LMNT 2025-FL3 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2025, LSF had $3.3 million of unfunded commitments related to loans pledged to the Repurchase Agreement. These commitments are not reflected on the Company's consolidated balance sheets.

As of December 31, 2025, LSF had $3.9 million of unfunded commitments related to loans pledged to the Loan Agreement. These commitments are not reflected in the Company's consolidated balance sheets.

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

NOTE 14 - EQUITY

Common Stock

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 14 – EQUITY (Continued)
The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,439,463 and 52,399,265 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through March 31, 2026, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of March 31, 2026, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At March 31, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

Distributions to stockholders

For the taxable year to date, the Company has declared dividends to common stockholders totaling $2,097,579, or $0.04 per share. The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2026:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2026	March 31, 2026	April 15, 2026	$2,097,579	$0.040

The following table presents cash dividends declared by the Company on its Series A Preferred stock for the three months ended March 31, 2026:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2026	April 1, 2026	April 15, 2026	$1,181,250	$0.49219

Non-controlling interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and is reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2025, are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of March 31, 2026, LCMT had $3,708 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,708 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

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

Pursuant to the Stock-for-Fees Program, an independent director may elect to exchange all or a portion of such director’s unpaid Director Fees for the right to receive payment of such unpaid fees in the form of shares of common stock. Such election will apply to all Director Fees that would otherwise have been paid (but for such election) in the fiscal quarter that commences after the date the independent director’s election form is filed with and received by the Company and will continue for each fiscal quarter through and until the fiscal quarter that commences after such time as the director files a new election form that is received by the Company modifying or terminating such prior election or, if earlier, the date such director terminates service on the Board. Unless otherwise approved by the Board, an election by an independent director will be made only in an open trading window pursuant to the Company’s insider

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 14 – EQUITY (Continued)
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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company issued 90,056 shares with a weighted-average share price of $2.1096 in 2025 and has issued 40,198 shares with a weighted-average price of $1.3060 pursuant to the Stock-for-Fees Program during the three months ended March 31, 2026.

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

NOTE 15 - EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company has no participating securities outstanding during the periods presented. Therefore, the two-class method is not applicable.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$206,583	$(522,568)
Less: preferred stock dividends	(1,184,958)	(1,184,958)
Net income (loss) available to common stockholders	$(978,375)	$(1,707,526)

Denominator:
Weighted-average share of common stock outstanding - basic and diluted	52,400,158	52,309,887

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.03)

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of March 31, 2026 and December 31, 2025, we were in compliance with all REIT requirements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026

NOTE 16 - INCOME TAXES (Continued)
As of March 31, 2026, tax years 2022 through 2025 remain subject to examination by taxing authorities.

NOTE 17 - SUBSEQUENT EVENTS

In May 2026, the Company obtained, through foreclosure, a multifamily property in Arlington, TX, which is pledged to the Repurchase Agreement. The associated loan was risk rated "5" and had an outstanding principal balance of $21.8 million as of March 31, 2026.

In May 2026, the Company sold one of the real estate owned properties located in San Antonio, TX held by a subsidiary of the Company to a third party for approximately $12.4 million in net proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, or this "report," we refer to Lument Finance Trust as "we," "us," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Lument Investment Management, as our "Manager" or "Lument IM".

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our financial statements which are included in Item 1 of this report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 10-K, filed with the Securities and Exchange Commission, or SEC, on March 23, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions, changes in interest rates or inflation and any resulting effect on our borrowers or liquidity, and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2025 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2025 10-K which is available on the Securities and Exchange Commission's website at www.sec.gov.

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
First Quarter 2026 Summary
Operating Results

•Net loss attributable to common stockholders of $1.0 million, or $0.02 per share of common stock
•Distributable Earnings of $1.1 million, or $0.02 per share of common stock
•On March 19, 2026, the Company announced its first quarter common dividend of $0.04 per share of common stock
•On March 19, 2026, the Company announced its first quarter preferred dividend of $0.49219 per share of Series A Preferred Stock
•Book value of common stock as of March 31, 2026 was $156.0 million, or $2.97 per share of common stock

Investment Activity

•We acquired two loans with an initial unpaid principal balance of $46.8 million and a weighted average interest rate of 30-day term SOFR plus 2.81% and one funded advance with an initial unpaid principal balance of $1.1 million and a weighted average interest rate of 30-day term SOFR plus 3.60%
•Experienced $46.8 million in loan payoffs
•$1.1 billion senior loan portfolio is 100% floating rate with an average spread to 30-day term SOFR of 3.31%, excluding unamortized purchase discounts of $1.3 million and deferred loan fees of $1.0 million as of March 31, 2026
•Multifamily assets represent 92.5% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $0.6 billion with an average spread to 30-day term SOFR of 2.00% as of March 31, 2026, representing 66% of our secured financings
•Redeemed the LMF 2023-1 Financing
•On February 23, 2026, we drew $2.3 million in incremental secured term loans provided by the Sixth Amendment to our Credit and Guaranty Agreement
Factors Impacting Our Operating Results

Market conditions. The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers. During the period ended March 31, 2026, we foreclosed on one multifamily property as a result of the borrowers' inability to make payments, reducing our interest income accordingly. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rates. This year has been characterized by significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical uncertainty and political and regulatory uncertainties.

Changes in market interest rates. Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of March 31, 2026, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of March 31, 2026, 100.0% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 2.25%, of which 27.5% had an interest rate floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of March 31, 2026, the weighted average spread of our commercial loan portfolio was 3.31%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

After a prolonged period of rising interest rates, the Federal Reserve began lowering interest rates on September 18, 2024 by 0.50% and on each of November 7, 2024 and December 18, 2024, respectively, the Federal Reserve lowered interest rates by 0.25%. Additionally, on each of September 17, 2025, October 29, 2025 and December 10, 2025, respectively, the U.S. Federal Reserve lowered the federal funds rate by 0.25% to a current target range of 3.50% - 3.75%. However, to date in 2026, the Federal Reserve has determined to hold interest rates steady. That said, interest rates to remain elevated, and the timing, direction and extent of any future interest rate changes remain uncertain.

In addition to the risk related to fluctuations in cash flows associated with movement in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates or the continued elevation in current rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, which could potentially contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of March 31, 2026, 73.5% of our performing loans have interest rate caps with a weighted-average strike price of 2.9%.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of March 31, 2026, 93.0% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for specific credit reserves. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans with non-recourse secured borrowings, the maturities of which are matched to the maturities of the loans, and which are not subject to margin calls or additional collateralization requirements, as well as a master repurchase agreement and a term financing agreement. However, to the extent that we seek to invest in additional commercial mortgage loans, outside of our secured borrowings, we will in part be dependent on our ability to issue additional collateralized loan obligations, master repurchase agreements, to secure alternative financing facilities or to raise additional common or preferred equity. The expectation of slower interest rate decreases moving forward and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period could limit our ability to grow our business. Additionally, the CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests, which would impact our liquidity. In addition, our secured financing agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we will be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral.

Prepayment speeds. Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. We have acquired twenty-nine loans and twenty funded loan advances with an initial aggregate unpaid principal balance of $475.2 million with an aggregate purchase discount of $8.3 million. All of our other commercial mortgage loans were acquired at par. As of March 31, 2026, our aggregate unaccreted purchase discount was $1.3 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to shorter maturities of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for LMF 2023-1 Financing expired in July 2025 and LMNT 2025-FL3 remains in place through May 2028. Currently, the interest rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest during active reinvestment periods, we may be subject to a reduction in interest income in the future. To the extent any loans are permanently financed by the Manager or any of its affiliates, the prepayment penalties will be waived, resulting in a reduction to reimbursed expense by an amount equal to 50% of the amount of any such waived fee, capped at a waived fee of 1%.

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

Key Financial Measures and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended March 31, 2026, we recorded earnings per share of $0.02, declared a quarterly common dividend of $0.04 per share, and reported $0.02 per share of Distributable Earnings. In addition, our book value per share was $2.97.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share:

	Three Months Ended
	March 31, 2026	December 31, 2025
Net (loss) income	$(978,375)	$(8,942,111)
Weighted-average shares outstanding, basic and diluted	52,400,158	52,381,724
Net (loss) income per share, basic and diluted	$(0.02)	$(0.17)
Dividends declared per share	$0.04	$0.04

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

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Refer to Note 16 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Furthermore, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations and is a performance metric we consider when declaring our dividends.

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income (loss):

	Three Months Ended
	March 31, 2026	December 31, 2025
Net (loss) income attributable to common stockholders	$(978,375)	$(8,942,111)
Realized loss on sale of real estate owned		(200,196)
Unrealized loss on mortgage servicing rights	30,245	11,367
(Release of) provision for credit losses	(732,373)	8,628,158
Depreciation of real estate owned	304,885	295,698
Loss on extinguishment of debt	1,152,861	—
Real estate owned impairment expense	1,350,435
Adjustment for (provision for) income taxes	(4,648)	6,629
Distributable Earnings	$1,123,030	$(200,455)
Weighted-average shares outstanding, basic and diluted	52,400,158	52,381,724
Distributable Earnings per share, basic and diluted	$0.02	$0.00

Book Value Per Share

The following table calculates our book value per share:

	March 31, 2026	December 31, 2025
Total stockholders' equity	$215,963,763	$218,987,218
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	155,963,763	158,987,218
Shares of common stock issued and outstanding at period end	52,439,463	52,399,265
Book value per share of common stock(1)	$2.97	$3.03
(1)    Book value as of March 31, 2026 and December 31, 2025 includes the impact of an estimated CECL allowance of $19,543,903 or $0.37 per common share and $22,658,121 or $0.43 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of March 31, 2026, we have determined that we are the primary beneficiary of the LMNT 2025-FL3 CLO based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations and secured financings.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2025	$1,114,047,992
Purchases and advances	47,925,609
Proceeds from principal repayments	(46,762,914)
Transfer to real estate owned	(10,531,845)
Charge-offs	2,381,845
Purchase discount	(80,461)
Origination and other fees	(931,808)
Accretion of purchase discount	482,639
Accretion of deferred loan fees	797,632
Release of allowance for credit losses	732,373
Balance at March 31, 2026	$1,108,061,062

The following table details overall statistics for our loan portfolio as of March 31, 2026 and December 31, 2025:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
March 31, 2026
Loans held-for-investment
Senior secured loans(5)	$1,130,899,067	$1,127,604,965	57	100.0%	7.1%	1.6	68.9%
Allowance for credit losses	N/A	$(19,543,903)
	$1,130,899,067	$1,108,061,062	57	100.0%	7.1%	1.6	68.9%

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
December 31, 2025
Loans held-for-investment
Senior secured loans(5)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7	68.9%
Allowance for credit losses	N/A	$(22,658,121)
	$1,140,268,217	$1,114,047,992	61	100.0%	7.2%	1.7	68.9%

(1)    Carrying Value includes $1,255,406 and $1,657,584 in unamortized purchase discounts as of March 31, 2026 and December 31, 2025, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 3.67% and 3.85% as of March 31, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floors of 2.25% and 2.18%, respectively. As of March 31, 2026 and December 31, 2025, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
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
(5)    As of March 31, 2026, $655,905,141 of the outstanding senior secured loans were held in VIEs and $452,155,924 of the outstanding senior loans were held outside of VIEs. As of December 31, 2025, $856,064,487 of the outstanding senior secured loans were held in VIEs and $257,983,507 of the outstanding senior secured loans were held outside VIEs.

Portfolio Surveillance and Credit Quality

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of March 31, 2026 or December 31, 2025.

As of March 31, 2026, we had aggregate specific allowance of credit losses of $15.8 million due to management's: (1) continued identification of one loan collateralized by two multifamily properties in Philadelphia, PA ($1.3 million specific allowance) with an aggregate unpaid balance of $15.5 million as risk rated "5" due to maturity default; (2) identification of two loans collateralized by two multifamily properties in Arlington, TX ($3.6 million specific allowance; non-accrual cash basis) and Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $35.5 million as risk rated "5" due to maturity default and (4) identification of four loans collateralized by four multifamily properties in Des Moines, IA ($0.5 million specific allowance; non-accrual cash basis), Tampa, FL ($1.4 million specific allowance; non-accrual cash basis), Tallahassee, FL ($3.0 million specific allowance; non-accrual cash basis) and Ypsilanti, MI ($5.9 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $56.9 million as risk rated "5" due to monetary default.

We recorded $0.5 million in cash basis income received on non-accrual loans during the period ended March 31, 2026.

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

In the first quarter of 2026, the $10.5 million Colorado Springs, CO ($2.4 million specific allowance) loan was foreclosed on, with ownership and deed to the property being taken by a newly formed subsidiary of the Company. The reversal of the $2.4 million specific allowance is reflected as a charge-off to the "Allowance for credit losses" in the consolidated balance sheets.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The average risk rating of the portfolio declined during the three months ended March 31, 2026. The change in underlying risk rating consisted of loans that paid off with a risk rating of "3" of $46.8 million during the three months ended March 31, 2026. Additionally, $94.5 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $69.6 million of loans with a risk rating of "3" transitioned to a risk rating of "4" and $9.8 million of loans with a risk rating of "4" transitioned to a risk rating of "3". Further, $10.5 million of loans with a risk rating of "5" were foreclosed and moved to REO.

	March 31, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—	$—
2	13	255,595,193	87,627,492	78,808,172	—	88,760,135	—
3	29	598,294,755	185,913,526	84,531,808	—	114,219,412	210,489,628
4	8	169,076,610	—	—	—	73,374,274	93,628,560
5	7	107,932,509	—	—	—	77,041,334	13,666,721
	57	$1,130,899,067	$273,541,018	$163,339,980	$—	$353,395,155	$317,784,909

Real Estate Owned

During the period ended March 31, 2026, Lument Real Estate Capital, LLC ("LREC"), as special servicer for LCMT NPL Warehouse, LLC, an indirect wholly owned subsidiary of the Company, foreclosed on a multifamily bridge loan located in Colorado Springs, CO, with an aggregate net carrying value of $8.2 million, net of specific reserves of $2.4 million, with ownership and deed to the properties being taken by a newly formed subsidiary of the Company.

During the year ended December 31, 2025, LREC, as special servicer for 2021-FL1 CLO foreclosed on two multifamily bridge loans located in San Antonio, TX with an aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company. Additionally, LREC, as special servicer for LMF 2023-1 Financing foreclosed on two multifamily bridge loans located in Houston, TX and San Antonio, TX with an aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company.

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

During the period ended March 31, 2026, the Company remeasured the fair value of one of the San Antonio properties and the Houston property classified as held for sale under ASC 360. As a result, the Company recognized a loss of $1.4 million for the three months ended March 31, 2026, recorded in "Real estate owned impairment expense" within "Other income and expense" in the consolidated statements of operations. The carrying amount of the properties was $23.0 million as of March 31, 2026, compared with $24.1 million as of December 31, 2025.

On December 22, 2025, the Company sold one of the properties located in San Antonio, TX held by a subsidiary of the Company to a third party for $8.2 million and recognized a $0.5 million realized loss on the sale of the property. The realized loss on the sale of the property was included within realized loss on real estate owned in the Company's consolidated statements of operations on Form 10-K for the year ended December 31, 2025.

At March 31, 2026 and December 31, 2025, our REO assets were comprised of four and three multifamily properties, respectively, held within various subsidiaries of the Company. A summary of our REO assets is as follows:

	March 31, 2026	December 31, 2025
Real estate owned, held-for-investment
Land	$4,621,569	$4,278,272
Building	30,431,952	22,907,888
Less: Accumulated depreciation	(623,029)	(347,150)
Total	$34,430,492	$26,839,010

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$23,040,000	$24,099,072
Total	$23,040,000	$24,099,072

At March 31, 2026 and December 31, 2025, our REO properties had a weighted average occupancy rate of approximately 72.3% and 69.1%, respectively.

We recorded depreciation and amortization expense related to the REO assets of $0.3 million for the three months ended March 31, 2026, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $1.6 million and operating expense of $1.4 million for the three months ended March 31, 2026, recorded as "Net income (expense) from real estate owned operations" in the consolidated statement of operations.

The table below sets forth additional information relating to the Company's portfolio as of March 31, 2026:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)	Loan/Investment Per Unit(4)	Risk Rating
Senior Secured Loans

1	Senior secured	January 31, 2025	$43,655,000	$43,655,000	$43,655,000	Los Angeles, CA	Multifamily	1mS + 3	2.4	66.1%	$285,327/unit	2
2	Senior secured	December 16, 2021	$42,796,810	$42,796,810	$41,446,810	Daytona Beach, FL	Multifamily	1mS + 3.1	0.8	71.7%	$167,124/unit	3
3	Senior secured	July 31, 2025	$40,000,000	$40,000,000	$40,000,000	Lincoln Park, NJ	Multifamily	1mS + 2.8	2.9	62.9%	$227,273/unit	3
4	Senior secured	December 23, 2024	$36,800,000	$36,800,000	$36,800,000	Macon, GA	Multifamily	1mS + 2.9	3.8	66.1%	$131,429/unit	3
5	Senior secured	January 16, 2025	$36,000,000	$36,000,000	$36,000,000	Noblesville, IN	Multifamily	1mS + 2.6	1.9	67.6%	$162,162/unit	3
6	Senior secured	January 29, 2025	$39,800,000	$35,806,027	$35,500,000	Manchaca, TX	Multifamily	1mS + 3	2.9	52.2%	$104,412/unit	3
7	Senior secured	October 27, 2025	$50,000,000	$50,000,000	$33,333,333	Columbus, OH	Multifamily	1mS + 2.4	2.7	75.0%	$125,313/unit	3
8	Senior secured	March 22, 2022	$32,203,323	$32,103,323	$31,627,625	Seneca, SC	Multifamily	1mS + 3.4	1.1	74.5%	$263,564/unit	4
9	Senior secured	June 28, 2022	$29,940,124	$29,940,125	$29,623,930	Dallas, TX	Multifamily	1mS + 3.4	1.3	71.6%	$95,870/unit	3
10	Senior secured	June 8, 2021	$31,400,000	$31,400,000	$29,543,566	Miami, FL	Multifamily	1mS + 3.2	0.1	74.3%	$126,255/unit	3
11	Senior secured	April 3, 2025	$27,500,000	$27,500,000	$27,500,000	Lockport, IL	Multifamily	1mS + 2.8	2.1	64.5%	$245,536/unit	2
12	Senior secured	December 29, 2021	$26,530,992	$26,530,992	$26,530,992	Spring Lake, NC	Multifamily	1mS + 3.9	0.8	59.9%	$170,070/unit	3
13	Senior secured	November 2, 2021	$26,049,291	$26,049,291	$26,049,291	Melbourne, FL	Multifamily	1mS + 3.1	0.0	72.1%	$113,752/unit	4
14	Senior secured	September 17, 2024	$25,500,000	$25,500,000	$25,500,000	Marysville, OH	Multifamily	1mS + 2.9	1.6	73.8%	$186,131/unit	2
15	Senior secured	April 27, 2022	$49,050,000	$49,050,000	$24,525,000	North Brunswick, NJ	Multifamily	1mS + 3.4	1.2	79.9%	$96,937/unit	3
16	Senior secured	August 26, 2021	$25,163,008	$25,163,008	$24,468,032	Clarkston, GA	Multifamily	1mS + 3.5	2.4	79.0%	$86,155/unit	4
17	Senior secured	December 20, 2024	$23,500,000	$23,418,456	$23,370,018	Olympia, WA	Multifamily	1mS + 3.8	3.8	68.5%	$83,764/unit	3
18	Senior secured	October 18, 2021	$24,252,193	$24,252,193	$23,348,000	Cherry Hill, NJ	Multifamily	1mS + 3	0.7	72.4%	$132,659/unit	3
19	Senior secured	August 26, 2021	$23,065,021	$23,065,021	$22,872,354	Union City, GA	Multifamily	1mS + 3.4	1.0	70.4%	$77,797/unit	3
20	Senior secured	December 6, 2024	$24,860,000	$22,013,431	$21,990,281	Groveport, OH	Multifamily	1mS + 3.5	2.8	51.5%	$133,274/unit	2
21	Senior secured	November 16, 2021	$21,975,000	$21,975,000	$21,916,753	Dallas, TX	Multifamily	1mS + 3.2	0.8	73.5%	$101,466/unit	4
22	Senior secured	July 8, 2022	$22,118,543	$22,118,543	$21,818,465	Arlington, TX	Multifamily	1mS + 3.8	1.4	67.1%	$97,404/unit	5
23	Senior secured	August 31, 2021	$21,750,000	$21,725,235	$21,644,684	Houston, TX	Multifamily	1mS + 3.3	0.0	74.2%	$83,249/unit	4
24	Senior secured	March 22, 2022	$21,808,996	$21,808,996	$21,442,771	York, PA	Multifamily	1mS + 3.3	1.1	79.2%	$148,908/unit	3
25	Senior secured	November 29, 2022	$20,360,000	$20,360,000	$20,360,000	Glendale, WI	Healthcare	1mS + 4.1	0.8	45.0%	$242,381/unit	2
26	Senior secured	November 5, 2021	$19,625,274	$19,625,274	$19,625,274	Orlando, FL	Multifamily	1mS + 3	1.3	78.1%	$129,969/unit	3
27	Senior secured	February 11, 2022	$19,445,670	$19,445,670	$19,445,670	Tampa, FL	Multifamily	1mS + 3.6	1.0	78.0%	$144,042/unit	5
28	Senior secured	November 21, 2022	$18,920,000	$18,920,000	$18,920,000	Houston, TX	Healthcare	1mS + 4	0.8	67.0%	$236,500/unit	2
29	Senior secured	November 10, 2022	$18,590,000	$18,590,000	$18,590,000	Austin, TX	Healthcare	1mS + 4	0.8	65.0%	$281,667/unit	2
30	Senior secured	February 2, 2022	$18,578,490	$18,578,490	$17,936,729	Houston, TX	Multifamily	1mS + 3.5	1.3	77.5%	$72,326/unit	4
31	Senior secured	March 26, 2025	$17,780,000	$17,780,000	$17,780,000	Kannapolis, NC	Multifamily	1mS + 2.9	2.1	60.4%	$179,596/unit	3
32	Senior secured	November 23, 2021	$17,781,968	$17,781,967	$17,516,020	Orange, NJ	Multifamily	1mS + 3.2	0.8	78.0%	$159,237/unit	3

33	Senior secured	December 20, 2024	$17,010,000	$17,010,000	$17,010,000	Lafayette, IN	Multifamily	1mS + 2.9	1.8	68.0%	$118,125/unit	2
34	Senior secured	March 31, 2022	$18,140,000	$16,956,276	$16,956,276	Tallahassee, FL	Multifamily	1mS + 3	1.1	74.8%	$88,314/unit	5
35	Senior secured	March 28, 2025	$16,500,000	$16,500,000	$16,500,000	Lansing, MI	Multifamily	1mS + 2.9	2.1	73.5%	$189,655/unit	2
36	Senior secured	November 21, 2022	$15,735,000	$15,735,000	$15,735,000	Southlake, TX	Healthcare	1mS + 4	0.8	48.0%	$172,912/unit	2
37	Senior secured	February 22, 2022	$15,524,795	$15,524,795	$15,524,795	Philadelphia, PA	Multifamily	1mS + 3.8	0.2	80.0%	$337,496/unit	5
38	Senior secured	April 6, 2022	$16,161,567	$16,161,567	$15,347,180	Vineland, NJ	Multifamily	1mS + 3.9	0.3	77.0%	$113,683/unit	2
39	Senior secured	April 27, 2022	$14,171,704	$14,171,704	$14,171,704	Houston, TX	Multifamily	1mS + 3.8	1.2	79.6%	$88,573/unit	4
40	Senior secured	April 12, 2021	$17,000,000	$13,666,721	$13,666,721	Cedar Park, TX	Multifamily	1mS + 3.8	0.2	66.7%	$113,889/unit	5
41	Senior secured	June 3, 2025	$13,510,000	$13,510,000	$13,510,000	Bound Brook, NJ	Multifamily	1mS + 4	2.3	67.6%	$177,763/unit	3
42	Senior secured	December 20, 2024	$13,000,000	$13,000,000	$13,000,000	Olympia, WA	Multifamily	1mS + 3.9	3.8	68.5%	$46,595/unit	3
43	Senior secured	July 26, 2022	$13,880,000	$13,386,484	$12,905,495	Atlanta, GA	Multifamily	1mS + 3.8	1.4	65.2%	$126,524/unit	3
44	Senior secured	May 12, 2022	$11,926,591	$11,926,591	$11,926,591	Ypsilanti, MI	Multifamily	1mS + 3.5	1.3	68.4%	$70,992/unit	5
45	Senior secured	October 10, 2024	$12,100,000	$11,550,000	$11,550,000	Cottonwood, AZ	Multifamily	1mS + 3.3	3.7	38.5%	$49,359/unit	3
46	Senior secured	January 25, 2022	$11,406,810	$11,406,810	$11,261,792	Corpus Christi, TX	Multifamily	1mS + 3.7	2.3	78.8%	$67,436/unit	4
47	Senior secured	October 28, 2021	$12,203,839	$12,203,839	$11,202,535	Tampa, FL	Multifamily	1mS + 3	0.7	75.7%	$164,743/unit	3
48	Senior secured	May 3, 2022	$11,056,241	$11,056,240	$10,818,945	Port Richey, FL	Multifamily	1mS + 3.7	1.2	79.1%	$117,597/unit	3
49	Senior secured	December 16, 2021	$9,928,190	$9,928,190	$9,928,190	Daytona Beach, FL	Multifamily	1mS + 3.1	0.8	71.7%	$40,033/unit	3
50	Senior secured	September 30, 2021	$10,022,226	$10,022,225	$9,815,615	Clearfield, UT	Multifamily	1mS + 3.2	0.6	68.0%	$129,153/unit	3
51	Senior secured	July 14, 2022	$9,843,891	$9,843,891	$9,429,206	Bradenton, FL	Multifamily	1mS + 4	1.4	74.4%	$112,252/unit	3
52	Senior secured	June 22, 2022	$8,593,992	$8,593,992	$8,593,992	Des Moines, IA	Multifamily	1mS + 4.1	1.3	72.0%	$63,191/unit	5
53	Senior secured	April 15, 2024	$9,000,000	$9,000,000	$8,500,000	Meridian, ID	Healthcare	1mS + 4.7	0.7	54.0%	$283,333/unit	2
54	Senior secured	December 19, 2025	$6,960,000	$6,960,000	$6,960,000	San Antonio, TX	Multifamily	1mS + 2.8	3.8	76.5%	$48,333/unit	3
55	Senior secured	October 7, 2022	$6,816,701	$6,816,701	$6,816,701	Fairborn, OH	Multifamily	1mS + 4.1	0.7	79.1%	$200,491/unit	3
56	Senior secured	December 19, 2024	$5,987,732	$5,987,732	$5,987,732	Bellflower, CA	Multifamily	1mS + 3	1.8	30.4%	$33,265/unit	2
57	Senior secured	October 27, 2025	$3,100,000	$3,100,000	$3,100,000	Columbus, OH	Multifamily	1mS + 2.4	2.7	75.0%	$11,654/unit	3
Total/Weighted Average			$1,196,378,982	$1,183,771,610	$1,130,899,068			1mS + 3.3	1.6	68.9%		3
Real Estate Owned(5)
1	Real Estate Owned	February 1, 2022	N/A	$12,957,120	$12,957,120	San Antonio, TX	Multifamily	N/A	N/A	N/A	$76,218/unit
2	Real Estate Owned	March 4, 2022	N/A	$11,000,000	$11,000,000	Houstin, TX	Multifamily	N/A	N/A	N/A	$76,923/unit
3	Real Estate Owned	June 7, 2021	N/A	$26,585,176	$26,585,176	San Antonio, TX	Multifamily	N/A	N/A	N/A	$66,297/unit
4	Real Estate Owned	June 28, 2022	N/A	$8,150,000	$8,150,000	Colorado Springs, CO	Multifamily	N/A	N/A	N/A	$114,477/unit
Total				$58,692,296	$58,692,296

(1)Total Loan Commitment represents the total commitment of the entire whole loan originated. See Note 11 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)Committed Principal Amount includes funded participations by LFT-affiliated entities and third parties that are syndicated/sold.
(3)LTV as of the date the loan was originated by a ORIX affiliate and is calculated after giving effect to capex and earn-out reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to origination date.
(4)Loan Per Unit is based on the current principal amount divided by the property's current unit count.
(5)Committed Principal and Current Principal Amount for Real Estate Owned represent the balances at time of foreclosure.

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations, secured financings, term lending agreement and master repurchase agreement. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions with the exception of our master repurchase agreement.

The following table summarizes our financing agreements:

	March 31, 2026					December 31, 2025
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$663,810,950	$656,985,469	$584,983,000	$—	$584,983,000
Master repurchase agreement	Mark-to-Market	450,000,000	457,169,141	315,342,045	134,657,955	177,193,781
Secured lending agreement	Mark-to-Market	50,000,000	67,378,717	35,450,000	14,550,000	17,000,000
Secured Financings	Non-Mark-to-Market	—	—	—	—	169,655,462
Secured term loan	Non-Mark-to-Market	50,000,000	N/A	50,000,000	—	47,750,000
		$1,213,810,950		$985,775,045	$149,207,955	$996,582,243

(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)    Represents the principal balance of the collateral assets.

Collateralized Loan Obligations and Secured Financings

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes through two newly formed wholly-owned subsidiaries totaling $903.8 million. Of the total CLO notes issued, $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period, which expired in December 2023, that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%. On November 18, 2025, the Company redeemed the 2021-FL1 CLO in full.

On July 12, 2023, the Company entered into and closed a matched-term, non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and was not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt had an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matured on the payment date in July 2032, unless it was repaid or redeemed sooner in accordance with its terms. The financing had an initial two-year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. On February 20, 2026, the Company redeemed the LMF 2023-1 Financing in full and expensed the remaining $1.2 million of deferred financing costs into loss on extinguishment of debt on the consolidated statements of operations.

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

The following table presents certain loan and borrowing characteristics of LMNT 2025-FL3 CLO as of March 31, 2026:

As of March 31, 2026
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	30	$656,985,469	$655,905,141	7.02%
Financing provided	1	$584,983,000	$580,302,828	5.58%

(1)     The carrying value of the collateral is net of allowance for credit loss of $19,543,903 as of March 31, 2026. The carrying value for LMNT 2025-FL3 CLO is net of debt issuance costs of $4,680,172 for March 31, 2026.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 3.67% as of March 31, 2026, inclusive of weighted average interest rate floors of 2.66% and spreads of 3.21%. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 3.67% as of March 31, 2026 and spreads of 1.91% as of March 31, 2026.

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

The following table presents certain loan and borrowing characteristics of the Repurchase Agreement and Loan Agreement as of March 31, 2026:

As of As of March 31, 2026
Secured Financing Agreements	Count	Principal Value(1)	Carrying Value(2)	Wtd. Avg Coupon(3)
Collateral (loan investments)	28	500,733,600	485,931,125	7.15%
Collateral (REO assets)	2	23,814,260	21,285,181	N/A
Financing provided(4)	2	350,792,045	348,723,957	5.83%
(1)    Principal value of the Repurchase Agreement was $315,342,045 and the principal value of the Loan Agreement was $35,450,000 as of March 31, 2026.
(2)    Net of 2.1 million unamortized deferred financing costs as of March 31, 2026.
(3)    Weighted average funding cost for the Repurchase Agreement assumes applicable 30-day term SOFR of 3.68% as of March 31, 2026 and a spread of 2.01%. Weighted average funding cost for the Loan Agreement assumes applicable 30-day term SOFR of 3.68% as of March 31, 2026 and a spread of 3.50%.
(4)    Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.
Secured Term Loan

In January 2020, we entered into a $40.25 million secured term loan with an initial maturity of February 2025. In April 2021, we entered into an amendment, providing, among other things, an incremental secured term loan in the amount of $7.5 million and a one-year maturity extension to February 2026. In August 2021, the Company drew down the $7.5 million incremental secured term loan. In February 2026, the Company entered into certain additional amendments that extended the maturity to February 20, 2030. In addition, the February 2026 amendments provided the Company with an incremental secured term loan in the aggregate principal amount of $2.25 million, which the Company drew upon on February 23, 2026.

As most recently amended, borrowings under the Secured Term Loans bear interest at a fixed rate of 9.75% per annum, which is subject to step up by 0.50% per annum for the first three months after February 20, 2029, with further step ups of 0.50% per annum every three months thereafter until the maturity date.

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio, minimum tangible net worth; and an interest charge coverage ratio. As of March 31, 2026 and December 31, 2025, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

The following table presents certain borrowing characteristics of the Secured Term Loan as of March 31, 2026:

	As of March 31, 2026
	Outstanding Balance	Carrying Value	Coupon
Secured Term Loan	$50,000,000	$49,635,956	9.75%

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

Pursuant to a Master Agreement dated June 15, 2016, as amended on August 29, 2016, January 30, 2017 and June 27, 2018, among MAXEX, LLC ("MAXEX"), MAXEX Clearing LLC, MAXEX's wholly-owned clearinghouse subsidiary and FOAC, FOAC provided seller eligibility review services under which it reviewed, approved and monitored sellers that sold loans via MAXEX Clearing LLC. To the extent that a seller approved by FOAC fails to honor its obligations to repurchase a loan based on an arbitration finding that it breached its representations and warranties, FOAC was obligated to backstop the seller's repurchase obligation. The term of such backstop guarantee was the earlier of the contractual maturity of the underlying mortgage and its repayment in full. However, the incidence of claims for breaches of representations and warranties over time is considered unlikely to occur more than five years from the sale of a mortgage. FOAC's obligations to provide such seller eligibility review and backstop guarantee services terminated on November 28, 2018. Pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee. FOAC paid MAXEX Clearing LLC, as the replacement backstop provider, a fee of $426,770 (the "Alternative Backstop Fee"). MAXEX Clearing LLC represented to FOAC in the Assumption Agreement that it (i) is rated at least "A" (or equivalent) by at least one nationally recognized statistical rating agency or (ii) has (a) adjusted tangible net worth of at least $20.0 million and (b) minimum available liquidity equal to the greater of (x) $5.0 million and (y) 0.1% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. MAXEX's chief financial officer is required to certify ongoing compliance by MAXEX Clearing LLC with the aforementioned criteria on a quarterly basis and if MAXEX Clearing LLC fails to satisfy such criteria, MAXEX Clearing LLC is required to deposit into an escrow account for FOAC's benefit an amount equal to the greater of (A) the unamortized Alternative Backstop Fee for each outstanding loan covered by the backstop guarantee and (B) the product of 0.01% multiplied by the scheduled unpaid principal balance of each outstanding loan covered by the backstop guarantees. See Note 12 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a further description of MAXEX.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Commercial Mortgage Loans	Real Estate Owned	MSRs		Unrestricted Cash(1)	Total(2)
Carrying Value	$1,108,061,062	$57,470,492	$524,001		$21,249,107	$1,187,304,662
Collateralized Loan Obligations	(580,302,828)	—	—		—	(580,302,828)
Secured Financings	—	—	—		—	—
Master Repurchase Agreement	(287,129,605)	(26,385,537)	—		—	(313,515,142)
Term Lending Agreement	(23,321,193)	(11,887,622)	—		—	(35,208,815)
Other(3)	3,899,068	—	—		(5,850,634)	(1,951,566)
Restricted Cash	7,082,121	2,290,787	—		—	9,372,908
Capital Allocated	$228,288,625	$21,488,120	$524,001		$15,398,473	$265,699,219
% Capital	85.9%	8.1%	0.2%	-0.361	5.8%	100.0%

	December 31, 2025
	Commercial Mortgage Loans	Real Estate Owned	MSRs		Unrestricted Cash(1)	Total(2)
Carrying Value	$1,114,047,992	$50,938,082	$554,246		$23,112,995	$1,188,653,315
Collateralized Loan Obligations	(580,070,117)	—	—		—	(580,070,117)
Secured Financings	(160,587,813)	(7,775,554)	—		—	(168,363,367)
Master Repurchase Agreement	(157,077,346)	(18,127,523)	—		—	(175,204,869)
Term Lending Agreement	(16,738,351)	—	—		—	(16,738,351)
Other(3)	19,118,787	—	—		(4,094,489)	15,024,298
Restricted Cash	3,505,087	—	—		—	3,505,087
Capital Allocated	$222,198,239	$25,035,005	$554,246		$19,018,506	$266,805,996
% Capital	83.3%	9.4%	0.2%	-0.361	7.1%	100.0%

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

Results of Operations

The table below presents information from our Statement of Operations for the three months ended March 31, 2026 and December 31, 2025, respectively:

	Three Months Ended March 31, 2026	Three Months Ended December 31, 2025
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$20,901,542	$17,295,845
Cash and cash equivalents	165,847	529,695
Interest expense:
Securitized debt obligations	(10,375,765)	(9,119,707)
Secured financing agreements	(3,855,105)	(2,268,542)
Secured term loan	(1,139,841)	(1,070,863)
Net interest income	5,696,678	5,366,428
Expenses:
Management and incentive fees	1,095,000	1,079,659
General and administrative expenses	1,066,737	872,395
Operating expenses reimbursable to Manager	466,431	371,943
Other operating expenses	917,172	1,398,881
Compensation expense	111,250	111,251
Total expenses	3,656,590	3,834,129
Other income and expense:
Provision for credit losses, net	732,373	(8,628,157)
Net income (expense) from real estate owned operations	(91,406)	(144,302)
Change in unrealized (loss) gain on mortgage servicing rights	(30,245)	(11,367)
Realized (loss) on sale of real estate owned	—	(547,447)
Loss on extinguishment of debt	(1,152,861)	—
Real estate owned impairment expense	(1,350,435)	—
Servicing income, net	54,421	48,450
Total other income and expense	(1,838,153)	(9,282,823)
Net income (loss) before provision for income taxes	201,935	(7,750,524)
Provision for income taxes	4,648	(6,629)
Net income (loss)	206,583	(7,757,153)
Dividends accrued to preferred stockholders	(1,184,958)	(1,184,958)
Net income (loss) attributable to common stockholders	$(978,375)	$(8,942,111)
Earnings per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(978,375)	$(8,942,111)
Weighted average number of shares of common stock outstanding	52,400,158	52,381,724
Basic and diluted income per share	$(0.02)	$(0.17)
Dividends declared per share of common stock	$0.04	$0.04

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

Net Income (Loss) Summary

For the three months ended March 31, 2026, our net loss attributable to common stockholders was $(978,375), or $0.02 basic and diluted net loss per average share, compared with net loss of $(8,942,111), or $0.17 basic and diluted net loss per average share, for the three months ended December 31, 2025.  The principal drivers of this net income increase were an increase in net interest income from $5,366,428 for the three months ended December 31, 2025 to $5,696,678 for the three months ended March 31, 2026, a decrease in total other expense from $9,282,823 for the three months ended December 31, 2025 to $1,838,153 for the three months ended March 31, 2026 primarily due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, foreclosure on one "5" risk rated property, stable valuations on our "5" risk rated loans, loss on extinguishment of debt and loss on real estate owned valuation and a decrease in total expenses from $3,834,129 for the three months ended December 31, 2025 to $3,656,590 for the three months ended March 31, 2026.

Net Interest Income

For the three months ended March 31, 2026 and the three months ended December 31, 2025, our net interest income was $5,696,678 and $5,366,428, respectively. The increase was primarily due to (i) an $233.0 million increase in weighted-average principal balance of our loan portfolio resulting in an increase to interest income of $2.9 million; (ii) an increase in exit fees of $0.4 million; (iii) an increase in extension fees of $0.2 million; (iv) an increase in accretion of purchase discount of $0.1 million; (v) a 27bps decrease in weighted-average floating rate of secured borrowing liabilities and (vi) a 17bps decrease in weighted-average spread of our secured borrowing liabilities. This was partially offset by (i) a $234.1 million increase in weighted-average principal balance of our secured borrowings resulting in an increase to interest expense of $2.6 million; (ii) a $0.3 million increase in deferred financing costs; (iii) a 22bps decrease in weighted-average floating rate of our loan portfolio for the three months ended March 31, 2026 compared to three months ended December 31, 2025 and (iv) a 6bps decrease in weighted-average spread of our loan portfolio

As disclosed above, we experienced an increase in exit fees in the three months ended March 31, 2026. For the three months ended March 31, 2026, we experienced loan payoffs on seven loans with net principal balances of $46.8 million which generated exit fees of $0.9 million included in interest income and one loan with net unpaid principal balance of $6.0 million which waived exit fees of $0.1 million resulting in a reduction to expense reimbursement of $0.0 million included in operating expenses reimbursable to Manager. For the three months ended December 31, 2025, we experienced loan payoffs on eight loans with net principal balances of $63.5 million which generated exit fees of $0.5 million included in interest income and three loans with net unpaid principal balance of $36.3 million which waived exit fees of $0.4 million resulting in a reduction to expense reimbursement of $0.2 million included in operating expenses reimbursable to Manager.

Expenses

For the three months ended March 31, 2026, we incurred management and incentive fees of $1,095,000 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,561,590, of which $466,431 was payable to our Manager and $2,095,159 was payable directly by us.

For the three months ended December 31, 2025, we incurred management and incentive fees of $1,079,659 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,754,470 of which $371,943 was payable to our Manager and $2,382,527 was payable directly by us.

The period-over-period decrease in expenses primarily reflects a decrease to accounting, legal and discontinued deal costs which more than offset an increase in audit fees, CLO expense and professional fees.

Other (Loss)

For the three months ended March 31, 2026, we incurred other loss of $1,838,153. This loss was driven by loss on extinguishment of debt of $1,152,861 resulting from the redemption of LMF 2023-1 Financing, loss on real estate owned impairment expense of $1,350,435, net expense from real estate owned operations of $91,406 and the impact of unrealized losses on mortgage servicing rights of $30,245 as a result of a reduction in principal balances, which more than offset a release to the provision for credit losses of $732,373 due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and specific reserves taken on risk-rated "5" multifamily loans and net servicing income of $54,421.

For the three months ended December 31, 2025, we incurred other loss of $9,282,823. This loss was primarily driven by provision for credit losses of $8,628,157 due to specific reserves taken on risk-rated "5" multifamily loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, realized loss on sale of real estate owned of $547,447, net expense from real estate owned operations of $144,302 and the impact of net unrealized losses on mortgage servicing rights of $95,041 as a result of a reduction of principal balance in the period which more than offset net servicing income of $20,174.

The period-over-period decrease to other loss was primarily due to the change in provision for credit losses.

Income Tax Provision

For the three months ended March 31, 2026, the Company recognized a benefit from income taxes of $4,648 and for the three months ended December 31, 2025, the Company recognized a provision for income taxes in the amount of $6,629. The period-over-period increase in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

 Results of Operations

The table below presents information from our Statement of Operations for the three months ended March 31, 2026 and March 31, 2025, respectively:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$20,901,542	$21,684,890
Cash and cash equivalents	165,847	624,967
Interest expense:
Securitized debt obligations	(10,375,765)	(13,636,474)
Secured financing agreements	(3,855,105)	—
Secured Term Loan	(1,139,841)	(938,849)

Net interest income	5,696,678	7,734,534
Expenses:
Management and incentive fees	1,095,000	1,113,314
General and administrative expenses	1,066,737	924,060
Operating expenses reimbursable to Manager	466,431	404,620
Other operating expenses	917,172	40,009
Compensation expense	111,250	111,250
Total expenses	3,656,590	2,593,253
Other income and expense:
Release of (provision for) credit losses, net	732,373	(5,697,661)
Net income (expense) from real estate owned operations	(91,406)	—
Change in unrealized (loss) on mortgage servicing rights	(30,245)	(22,518)
Loss on extinguishment of debt	(1,152,861)	—
Real estate owned impairment expense	(1,350,435)	—
Servicing income, net	54,421	64,880
Total other income and expense	(1,838,153)	(5,655,299)
Net (loss) income before provision for income taxes	201,935	(514,018)
Benefit from (provision for) income taxes	4,648	(8,550)
Net (loss) income	206,583	(522,568)
Dividends accrued to preferred stockholders	(1,184,958)	(1,184,958)
Net (loss) income attributable to common stockholders	$(978,375)	$(1,707,526)
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(978,375)	$(1,707,526)
Weighted average number of shares of common stock outstanding	52,400,158	52,309,887
Basic and diluted income per share	$(0.02)	$(0.03)
Dividends declared per share of common stock	$0.04	$0.08

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net (Loss) Income Summary

For the three months ended March 31, 2026, our net loss attributable to common stockholders was $(978,375), or $0.02 basic and diluted net loss per average share, compared with net loss of $(1,707,526), or $0.03 basic and diluted net income per average share, for the three months ended March 31, 2025.  The principal drivers of this net income increase were a decrease in total other expense from $5,655,299 for the three months ended March 31, 2025 to $1,838,153 for the three months ended March 31, 2026 primarily due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, foreclosure on one "5" risk rated property, stable valuations on our "5" risk rated loans, loss on extinguishment of debt and loss on real estate owned valuation partially offset by a decrease in net interest income from $7,734,534 for the three months ended March 31, 2025 to $5,696,678 for the three months ended March 31, 2026, and an increase in total expenses from $2,593,253 for the three months ended March 31, 2025 to $3,656,590 for the three months ended March 31, 2026.

Net Interest Income

For the three months ended March 31, 2026 and the three months ended March 31, 2025, our net interest income was $5,696,678 and $7,734,534, respectively. The decrease was primarily due to (i) a $120.4 million increase in weighted-average principal balance of our secured borrowings; (ii) a 51bps decrease in weighted-average floating rate of our loan portfolio for the three months ended March 31, 2026 compared to the corresponding period in 2025 and (iii) a 20bps decrease in weighted-average spread of our loan portfolio and (iv) a $0.5 million increase in deferred financing costs. This was partially offset by (i) a $98.4 million increase in weighted-average principal balance of our loan portfolio; (ii) a 64bps decrease in weighted-average floating rate of secured borrowing liabilities; (iii) a 17bps decrease in weighted-average spread of our secured borrowing liabilities; (iv) an increase in exit fees of $0.2 million and (v) an increase in extension fees of $0.3 million.

As disclosed above, we experienced an increase in exit fees in the three months ended March 31, 2026. For the three months ended March 31, 2026, we experienced loan payoffs on seven loans with net principal balances of $46.8 million which generated exit fees of $0.9 million included in interest income and one loan with net unpaid principal balance of $6.0 million which waived exit fees of $0.1 million resulting in a reduction in expense reimbursement of $0.0 million included in operating expenses reimbursable to Manager. For the three months ended March 31, 2025, we experienced loan payoffs on seven loans with net principal balances of $47.5 million which generated exit fees of $0.7 million included in interest income and one loan with net unpaid principal balance of $7.2 million which waived exit fees of $0.1 million resulting in a reduction to expense reimbursement of $0.0 million included in operating expenses reimbursable to Manager.

Expenses

For the three months ended March 31, 2026, we incurred management and incentive fees of $1,095,000 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,561,590, of which $466,431 was payable to our Manager and $2,095,159 was payable directly by us.

For the three months ended March 31, 2025, we incurred management and incentive fees of $1,113,314 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $1,479,939 of which $404,620 was payable to our Manager and $1,075,319 was payable directly by us.

The period-over-period increase in expenses primarily reflects an increase to legal, professional, and warehouse fees which more than offset a decrease in CLO fees.

Other (Loss)

For the three months ended March 31, 2026, we incurred other loss of $1,838,153. This loss was driven by loss on extinguishment of debt of $1,152,861 resulting from the redemption of LMF 2023-1 Financing, loss on real estate owned impairment expense of $1,350,435, net expense from real estate owned operations of $91,406 and the impact of unrealized losses on mortgage servicing rights of $30,245 as a result in reduction in principal balances, which more than offset a release to the provision for credit losses of $732,373 due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and specific reserves taken on risk-rated "5" multifamily loans and net servicing income of $54,421.

For the three months ended March 31, 2025, our other loss was $5,655,299. This loss was driven by provision for credit losses of $5,697,661 due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the company's model-based general reserve and net unrealized loss on mortgage servicing rights of $22,518 as a result of a reduction in principal balances, which more than offset net servicing income of $64,880.

The period-over-period decrease to other loss was primarily due to the change in the provision for credit losses.

Income Tax Provision

For the three months ended March 31, 2026, the Company recognized a benefit from income taxes of $4,648 and for the three months ended March 31, 2025, the Company recognized a provision for income taxes in the amount of $8,550. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been met with net proceeds of common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities, primarily derived from our retained beneficial interest in CRE CLOs and secured financings. We finance our commercial mortgage loans primarily with non-recourse match term secured borrowings, which are not subject to margin calls or additional collateralization requirements and repurchase facilities, which are only subject to credit risk. On December 10, 2025, we closed the LMNT 2025-FL3 CLO issuing eight tranches of CLO notes totaling $620.7 million. Of the total CLO notes issued $585.0 million were investment grade notes issued to third-party investors and $35.7 million were below investment-grade notes retained by us. In addition, we retained a $43.1 million income note. On August 23, 2021, we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment and on February 23, 2026, we drew an additional $2.3 million of our Secured Term Loan pursuant to the Sixth Amendment. As of March 31, 2026, our balance sheet included $50.0 million of a secured term loan and $0.6 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2030, our collateralized loan financing is term-matched and matures in 2043 or later. On November 3, 2025, we entered into an Uncommitted Master Repurchase Agreement providing up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate. On December 10, 2025, we entered into a loan agreement providing up to $50 million to finance first mortgage loans and controlling first mortgage loan participations secured by commercial real estate. However, to the extent that we seek to invest in additional commercial mortgage loans, we will in part be dependent on our ability to issue additional collateralized loan obligations, secure alternative financing facilities or to raise additional common or preferred equity. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal funds rate decreases over the course of 2024 and 2025, interest rates have remained elevated. Although capital markets have largely adjusted to a higher-for-longer interest rate environment and persistent geopolitical uncertainty, unexpected market dislocations could reduce liquidity and further affect borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow this business.

Our primary driver of cash flows from operating activities is from interest received from the junior retained notes and income notes of our CRE CLO and the senior loans financed by our secured funding agreements. The CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests, financial or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests, which would negatively impact our liquidity. In addition, our secured financing agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we will be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements, margin requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of March 31, 2026, we had unrestricted cash and cash equivalents of $21.2 million, compared to $23.1 million as of December 31, 2025.

As of March 31, 2026, we had $50.3 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 9.75%. As of March 31, 2026, the ratio of our recourse debt to equity was 0.2:1.

As of March 31, 2026, we consolidated the assets and liabilities of the LMNT 2025-FL3 CLO. The assets of the LMNT 2025-FL3 CLO are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of March 31, 2026, the carrying value of these non-recourse liabilities aggregated to $580.3 million. As of March 31, 2026, our total debt to equity ratio was 4.5:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities	$3,569,826	$4,093,897
Cash Flows From Investing Activities	15,243,030	55,293,620
Cash Flows (Used in) Financing Activities	(14,808,923)	(66,429,556)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$4,003,933	$(7,042,039)

During the three months ended March 31, 2026, cash, cash equivalents and restricted cash increased by $4.2 million and for the three months ended March 31, 2025, cash, cash equivalents and restricted cash decreased by $7.0 million.

Operating Activities

For the three months ended March 31, 2026 and 2025, net cash provided by operating activities totaled $3.4 million and $4.1 million, respectively. For the three months ended March 31, 2026, our cash flows from operating activities were primarily driven by interest received from the junior retained notes from the LMF 2023-1 Financing and LMNT 2025-FL3 CLO of $3.3 million, interest received from our senior secured loans held outside the VIEs we consolidate of $1.5 million, exit fees received of $0.9 million and interest received on cash accounts of $0.2 million exceeding cash interest expense paid on our Secured Term Loan of $1.1 million, and other operating expenditures of $1.9 million. For the three months ended March 31, 2025, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing of $7.2 million, interest received on cash accounts of $0.6 million exceeding cash interest expense paid on our Secured Term Loan of $0.9 million, management and incentive fees of $1.1 million, expense reimbursements of $0.4 million and other operating expenditures of $1.4 million.

Investing Activities

For the three months ended March 31, 2026, net cash provided by investing activities totaled $15.7 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period. For the three months ended March 31, 2025, net cash provided by investing activities totaled $55.3 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities totaled $14.8 million and primarily related to repayment of the outstanding debt related to the LMF 2023-1 Financing of $169.7 million, repayment of secured financing agreements of $35.0 million, payments of common stock dividends of $2.1 million and payments of preferred stock dividends of $1.2 million which more than offset proceeds from secured financing agreements of $191.6 million. For the three months ended March 31, 2025, net cash used in financing activities totaled $66.4 million primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO and LMF 2023-1 Financing of $56.4 million, payments of common stock dividends of $8.9 million and payment of preferred stock dividends of $1.2 million.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2026 are described in the following table:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
JPMorgan Facility	$315,342,045	$—	$315,342,045	$—	$—
Northeast Bank Facility	35,450,000	—	35,450,000	—	—
Secured Term Loan	50,000,000	—	—	50,000,000	—
Total	$400,792,045	$—	$350,792,045	$50,000,000	$—

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2026, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

In connection with the provision of seller eligibility and backstop guarantee services provided to MAXEX, we previously accounted for the related non-contingent liability at its fair value on our consolidated balance sheet as a liability. As of March 31, 2026, pursuant to an Assumption Agreement dated December 31, 2018, among MAXEX Clearing LLC and FOAC, MAXEX Clearing LLC assumed all of FOAC's obligations under its backstop guarantees and agreed to indemnify and hold FOAC harmless against any losses, liabilities, costs, expenses and obligations under the backstop guarantee, see Note 10 for further information.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On March 19, 2026, we announced that our Board had declared a cash dividend rate for the first quarter of 2026 of $0.04 per share of common stock which was paid on April 15, 2026 and declared a cash dividend rate for the first quarter of 2026 of $0.49219 per share of Series A Preferred Stock which was paid on April 15, 2026.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2026. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Entry into Amendment No.1 to Guarantee Agreement

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into the Repurchase Agreement and the Guarantee Agreement. As of March 31, 2026, we were in compliance with all covenants under such Agreements, except for the maximum total net leverage ratio. On May 14, 2026, the Company and JPMorgan Chase Bank, National Association entered into Amendment No. 1 to Guarantee Agreement, which waived the maximum total net leverage ratio covenant for the period ended March 31, 2026, and amended the maximum total net leverage ratio for the remainder of the 2026 fiscal year.

The foregoing summary of the terms of Amendment No. 1 to Guarantee Agreement does not purport to be a complete description and is subject to, and qualified in its entirety by, the full text of the amendment, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Rule 10b5-1 Trading Plan

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed or furnished herewith, as applicable, as a part of this report. Such Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Amendment No.1 to Guarantee Agreement, dated May 14, 2026, by and between Lument Finance Trust, Inc. and JPMorgan Chase Bank, National Association.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMENT FINANCE TRUST, INC.

Dated: May 15, 2026	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: May 15, 2026	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)