Form 10-Q
period 2026-06-30
Lument Finance Trust, Inc.
filed 2026-08-13
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2026
Common stock, $0.01 par value	52,486,129

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2026(1)	December 31, 2025(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$28,979,474	$23,112,995
Restricted cash	25,698,479	3,505,087
Commercial mortgage loans held-for-investment, at amortized cost	1,012,913,408	1,136,706,113
Less: Allowance for credit losses	(21,248,582)	(22,658,121)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	991,664,826	1,114,047,992
Real estate owned, held-for-investment, net	50,724,969	26,839,010
Real estate owned, held-for-sale	10,877,081	24,099,072
Mortgage servicing rights, at fair value	506,733	554,246
Accrued interest receivable	4,509,561	5,428,255
Investment related receivable	—	15,449,323
Other assets	2,498,076	2,944,179
Total assets	$1,115,459,199	$1,215,980,159

LIABILITIES AND EQUITY
LIABILITIES
Securitized debt obligations, net	580,686,518	748,433,484
Secured financing agreements, net	271,140,326	191,943,220
Secured term loan, net	49,667,476	47,719,278
Accrued interest payable	1,424,740	1,869,876
Dividends payable	3,096,945	3,093,470
Fees and expenses payable to Manager	3,065,049	1,428,500
Other liabilities	1,559,776	2,405,613
Total liabilities	910,640,830	996,893,441

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 52,486,129 and 52,399,265 shares issued and outstanding, at June 30, 2026 and December 31, 2025, respectively	524,864	523,995
Additional paid-in capital	314,993,330	314,889,201
Cumulative distributions to stockholders	(227,525,727)	(220,958,702)
Accumulated earnings	59,471,467	67,277,789
Total stockholders' equity	204,718,869	218,987,218
Noncontrolling interests	$99,500	$99,500
Total equity	$204,818,369	$219,086,718

Total liabilities and equity	$1,115,459,199	$1,215,980,159

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of June 30, 2026 and December 31, 2025, assets of consolidated VIEs totaled $662,520,376 and $889,507,091, respectively, and the liabilities of consolidated VIEs totaled $581,587,437 and $750,274,556, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$18,946,403	$19,976,355	$39,847,945	$41,661,245
Cash and cash equivalents	102,828	602,563	268,675	1,227,530
Interest expense:
Securitized debt obligations	(8,582,040)	(12,646,774)	(18,957,805)	(26,283,248)
Secured financing agreements	(4,700,649)	—	(8,555,754)	—
Secured term loan	(1,263,812)	(971,365)	(2,403,653)	(1,910,214)
Net interest income	4,502,730	6,960,779	10,199,408	14,695,313
Expenses:
Management and incentive fees	1,088,516	1,302,526	2,183,516	2,415,840
General and administrative expenses	1,409,608	1,006,961	2,476,345	1,931,021
Operating expenses reimbursable to Manager	623,404	494,801	1,089,835	899,421
Other operating expenses	622,726	240,527	1,539,898	280,536
Compensation expense	111,250	111,250	222,500	222,500
Total expenses	3,855,504	3,156,065	7,512,094	5,749,318
Other income and expense:
Provision for credit losses, net	(8,625,695)	(94,768)	(7,893,322)	(5,792,429)
Net (expense) from real estate owned operations	(210,847)	—	(302,253)	—
Gain on sale of real estate owned	145,435	—	145,435	—
Real estate owned impairment expense	—	—	(1,350,435)	—
Change in unrealized (loss) on mortgage servicing rights	(17,268)	(36,456)	(47,513)	(58,974)
Loss on extinguishment of debt	—	—	(1,152,861)	—
Servicing income, net	37,499	13,199	91,920	78,079
Total other income and expense	(8,670,876)	(118,025)	(10,509,029)	(5,773,324)
Net (loss) income before provision for income taxes	(8,023,650)	3,686,689	(7,821,715)	3,172,671
Benefit from (provision for) income taxes	10,745	4,084	15,393	(4,466)
Net (loss) income	(8,012,905)	3,690,773	(7,806,322)	3,168,205
Dividends accrued to preferred stockholders	(1,185,043)	(1,185,042)	(2,370,001)	(2,370,000)
Net (loss) income attributable to common stockholders	$(9,197,948)	$2,505,731	$(10,176,323)	$798,205
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(9,197,948)	$2,505,731	$(10,176,323)	$798,205
Weighted average number of shares of common stock outstanding	52,459,976	52,332,304	52,430,232	52,321,157
Basic and diluted income per share	$(0.18)	$0.05	$(0.19)	$0.02
Dividends declared per share of common stock	$0.04	$0.06	$0.08	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2025	2,400,000	$57,254,935	52,399,265	$523,995	$314,889,201	$(220,958,702)	$67,277,789	$218,987,218	$99,500	$219,086,718
Issuance of common stock	—	—	40,198	402	52,097	—	—	$52,499	—	$52,499
Net income	—	—	—	—	—	—	206,583	$206,583	—	$206,583
Common stock dividends	—	—	—	—	—	(2,097,579)	—	$(2,097,579)	—	$(2,097,579)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2026	2,400,000	$57,254,935	52,439,463	$524,397	$314,941,298	$(224,241,239)	$67,484,372	$215,963,763	$99,500	$216,063,263
Issuance of common stock	—	—	46,666	467	52,032	—	—	$52,499	—	$52,499
Net income	—	—	—	—	—	—	(8,012,905)	$(8,012,905)	—	$(8,012,905)
Common stock dividends	—	—	—	—	—	(2,099,445)	—	$(2,099,445)	—	$(2,099,445)
Preferred stock dividends	—	—	—	—	—	(1,185,043)	—	$(1,185,043)	—	$(1,185,043)
Balance at June 30, 2026	2,400,000	$57,254,935	52,486,129	$524,864	$314,993,330	$(227,525,727)	$59,471,467	$204,718,869	$99,500	$204,818,369

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2024	2,400,000	$57,254,935	52,309,209	$523,093	$314,700,120	$(204,701,714)	$70,023,098	$237,799,532	$99,500	$237,899,032
Issuance of common stock	—	—	15,263	153	42,339	—	—	42,492	—	42,492
Net (loss)	—	—	—	—	—	—	(522,568)	(522,568)	—	(522,568)
Common stock dividends	—	—	—	—	—	(4,185,958)	—	(4,185,958)	—	(4,185,958)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2025	2,400,000	$57,254,935	52,324,472	$523,246	$314,742,459	$(210,072,630)	$69,500,530	$231,948,540	$99,500	$232,048,040
Issuance of common stock	—	—	16,574	166	42,330	—	—	42,496	—	42,496
Net income	—	—	—	—	—	—	3,690,773	3,690,773	—	3,690,773
Common stock dividends	—	—	—	—	—	(3,140,463)	—	(3,140,463)	—	(3,140,463)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	(1,185,042)	—	(1,185,042)
Balance at June 30, 2025	2,400,000	$57,254,935	52,341,046	$523,412	$314,784,789	$(214,398,135)	$73,191,303	$231,356,304	$99,500	$231,455,804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Cash flows from operating activities:
Net income (loss)	$(7,806,322)	$3,168,205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(971,833)	(1,181,563)
Accretion of deferred loan fees	(1,270,053)	(1,192,902)
Amortization of deferred financing costs	1,402,116	627,596
Provision for credit losses, net	7,893,322	5,842,433
Depreciation and amortization	695,157	138,777
(Gain) on sale of real estate owned	(145,435)	—
Loss on extinguishment of debt	1,152,861	—
Real estate owned impairment expense	1,350,435	—
Unrealized loss on mortgage servicing rights	47,513	58,974
Non-cash compensation expense	104,999	84,987
Net change in:
Accrued interest receivable	918,694	310,299
Other assets	355,071	(542,998)
Accrued interest payable	(445,136)	(515,352)
Fees and expenses payable to Manager	1,636,549	231,869
Other liabilities	(845,837)	675,136
Net cash provided by operating activities	4,072,101	7,705,461
Cash flows from investing activities:
Purchase and funding of commercial mortgage loans held-for-investment	(138,791,911)	(3,605,000)
Purchase of real estate owned	(246,437)	—
Principal payments from commercial mortgage loans held-for-investment	244,397,863	118,376,467
Proceeds from sale of real estate owned	12,611,050	—
Cash assumed from acquisition of real estate owned	1,044,784	—
Capital expenditures on real estate owned, held-for-investment	(523,591)	—
Deferred loan fees	1,385,963	1,186,611
Net cash provided by investing activities	119,877,721	115,958,078
Cash flows from financing activities:
Dividends paid on common stock	(4,193,549)	(13,078,523)
Dividends paid on preferred stock	(2,370,001)	(2,370,000)
Proceeds from secured financing agreements	191,617,908	—
Proceeds from secured term loan	2,250,000	—
Payment of secured financing agreements	(112,814,342)	—
Payment of securitized debt obligations	(169,655,462)	(119,031,157)
Payment of deferred financing costs	(724,505)	—
Net cash (used in) financing activities	(95,889,951)	(134,479,680)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,059,871	(10,816,141)
Cash, cash equivalents and restricted cash, beginning of period	26,618,082	71,564,098
Cash, cash equivalents and restricted cash, end of period	$54,677,953	$60,747,957

Supplemental disclosure of cash flow information
Cash paid for interest	$28,977,698	$28,081,380
Cash paid for income taxes	$19,550	$—
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$3,096,945	$4,137,962
Transfer of senior loans to real estate owned, held-for-investment	$23,353,185	$23,957,120
Accrued capital expenditures on real estate owned	$84,611	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

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

The Company performs an ongoing reassessment of whether changes in facts and circumstances regarding its involvement with a VIE cause the Company's consolidation conclusion regarding the VIE to change. At June 30, 2026, the Company determined it was the primary beneficiary of LMNT 2025-FL3, LLC ("LMNT 2025-FL3 CLO") based on its power to direct the activities that most significantly impact the economic performance of LMNT 2025-FL3 CLO and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. In December 2025, the Company no longer consolidated LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (together, the "2021-FL1 CLO") and in February 2026, the Company no longer consolidated LMF 2023-1, LLC ("LMF 2023-1 Financing") due to their respective redemptions of all outstanding issued notes.

Securitized debt obligations

Collateralized loan obligations ("CLO") and secured financings represent third-party liabilities of LMNT 2025-FL3 CLO and prior to their redemptions in the fourth quarter of 2025 and first quarter of 2026, 2021-FL1 CLO and LMF 2023-1 Financing, respectively. The LMNT 2025-FL3 CLO is a VIE and prior to their redemptions 2021-FL1 CLO and LMF 2023-1 Financing were VIEs and Management determined that the Company is the primary beneficiary of LMNT 2025-FL3 CLO and was the primary beneficiary of 2021-FL1 CLO and LMF 2023-1 Financing prior to their redemptions. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes of LMNT 2025-FL3 CLO and prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of LMNT 2025-FL3 CLO and

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the LMNT 2025-FL3 CLO do not have any recourse to the Company and prior to their respective redemptions the third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing did not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of LMNT 2025-FL3 CLO and prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight-line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $78,827,950 at June 30, 2026 and $147,427,950 at December 31, 2025, respectively.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents at the time of purchase include cash held in bank accounts on an overnight basis and other short term deposit accounts with banks having maturities of 90 days or less at the time of acquisition. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted cash primarily includes (1) proceeds from principal payments and interest payments held by the securitization trust which have yet to be reinvested or distributed, (2) proceeds from principal and interest payments held in our secured financing agreements which have yet to be distributed, (3) interest reserve accounts related to our secured financing agreements and (4) funds on deposit with financial institutions related to real estate owned properties that are held in the Company's consolidated VIEs.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$28,979,474	$23,112,995
Restricted cash held in securitized debt obligations	$17,502,400	$2,253,629
Other restricted cash	$8,196,079	$1,251,458
Total cash, cash equivalents and restricted cash	$54,677,953	$26,618,082

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

Pursuant to ASC 820, we disclose fair value information about financial instruments, which are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate fair value for such instruments.

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
June 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
June 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

REO assets held for investment are reviewed for impairment each quarter if events or circumstances change indicating that the carrying amount of an asset may not be recoverable. The Company recognizes impairment if the undiscounted estimated cash flows to be generated by an asset are less than the carrying amount of such asset. Measurement of impairment is based on the asset's estimated fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results.

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

MSR income is recognized at the contractually agreed upon rate, net of the costs of subservicers retained by the Company.

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

Common Stock

At June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 52,486,129 and 52,399,265 shares of common stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively.

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

Preferred Stock

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 14 for additional information related to our Series A Preferred Stock.

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

Stock-Based Compensation

The Company is required to recognize compensation costs relating to stock-based payment transactions in the consolidated financial statements. The Company accounts for share-based compensation using the fair-value based methodology prescribed by ASC 718, Share-Based Payment ("ASC 718"). Compensation cost related to restricted common stock issued to the Company's independent directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. The Company's prior equity incentive plan expired on December 18, 2022 and is no longer being used to issue new equity awards.

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and six months ended June 30, 2026 and 2025, comprehensive (loss) income equaled net (loss) income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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
June 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of June 30, 2026 and December 31, 2025:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
June 30, 2026
Loans held-for-investment
Senior secured loans(4)	$1,014,665,959	$1,012,913,408	51	100.0%	7.0%	1.5
Allowance for credit losses	N/A	(21,248,582)
	1,014,665,959	991,664,826	51	100.0%	7.0%	1.5

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2025
Loans held-for-investment
Senior secured loans(4)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7
Allowance for credit losses	N/A	(22,658,121)
	1,140,268,217	1,114,047,992	61	100.0%	7.2%	1.7

(1)    Carrying Value includes $815,303 and $1,657,584 in unamortized purchase discounts as of June 30, 2026 and December 31, 2025, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 3.61% and 3.85% as of June 30, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floor of 2.70% and 2.18%, respectively. As of June 30, 2026 and December 31, 2025, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of June 30, 2026, $642,093,223 of the outstanding senior secured loans were held in VIEs and $349,571,603 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2025, $856,064,487 of the outstanding senior secured loans were held in VIEs and $257,983,507 of the outstanding senior secured loans were held outside of VIEs.

Activity: For the six months ended June 30, 2026, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2025	$1,114,047,992
Purchases and advances	138,921,463
Principal payments	(230,790,155)
Transfer to real estate owned	(32,650,387)
Charge-offs	9,302,861
Purchase discount	(129,549)
Origination and other loan fees	(1,385,963)
Accretion of purchase discount	971,833
Accretion of deferred loan fees	1,270,053

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Provision for allowance for credit losses	(7,893,322)
Balance at June 30, 2026	$991,664,826

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of June 30, 2026 and December 31, 2025:

	June 30, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2026	2025	2024	2023	2022	2021
1	—	$—	$—		$—	$—	$—	$—
2	11	190,807,433	50,021,109	43,968,519	42,885,734	—	80,318,209	23,217,812
3	28	613,595,339	—	162,188,656	121,913,132	—	128,174,669	147,836,182
4	6	112,179,473	—	—	—	—	38,806,164	71,851,879
5	6	98,083,714	—	—	—	—	47,746,040	32,736,721
	51	$1,014,665,959	$50,021,109	$206,157,175	$164,798,866	$—	$295,045,082	$275,642,594

	December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—	$—
2	9	161,089,912	43,904,254	48,438,856	—	68,375,256	—
3	38	752,514,730	182,723,449	133,591,415	—	134,038,225	297,723,546
4	6	109,281,497	—	—	—	73,034,316	34,009,099
5	8	117,382,078	—	—	—	84,542,855	13,666,721
	61	$1,140,268,217	$226,627,703	$182,030,271	$—	$359,990,652	$345,399,366

As of June 30, 2026, the average risk rating of the commercial mortgage loan portfolio was 3.1 (Moderate Risk), weighted by investment carrying value, with 80.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2025, the average risk rating of the commercial mortgage loan portfolio was 3.2 (Moderate Risk), weighted by investment carrying value, with 81.6% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio declined during the six months ended June 30, 2026. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $15.3 million, a risk rating of "3" of $192.4 million and a risk rating of "5" of $24.1 million during the six months ended June 30, 2026, partially offset by funding of loans with a risk rating of "3" of $137.5 million and a risk rating of "5" of $1.1 million. Additionally, $17.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $62.1 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $58.5 million of loans with a risk rating of "3" transitioned to a risk rating of "4," $21.9 million of loans with a risk rating of "3" transitioned to a risk rating of "5," $41.4 million of loans with a risk rating of "4" transitioned to a risk rating of "3" and $14.2 million of loans with a risk rating of "4" transitioned to a risk rating of "5". Further, $32.4 million of loans with a risk rating of "5" were foreclosed and moved to REO.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of June 30, 2026 and December 31, 2025:

Loans Held-for-Investment

	June 30, 2026	December 31, 2025
Geography
South	32.2%	32.4%
Southwest	25.5	26.2
Midwest	23.7	13.9
Mid-Atlantic	10.1	16.9
West	8.5	10.6
Total	100.0%	100.0%

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

	June 30, 2026	December 31, 2025
Collateral Property Type
Multifamily	91.7%	92.6%
Seniors Housing and Healthcare	8.3	7.4
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three and six months ended June 30, 2026 and June 30, 2025 in the provision for credit losses on loans held-for-investment:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Allowance for credit losses at beginning of period	$19,543,903	$17,060,194	$22,658,121	$11,320,220
Provision for credit losses	8,625,695	102,459	7,893,322	5,842,433
Charge-offs	(6,921,016)	(2,910,385)	(9,302,861)	(2,910,385)
Allowance for credit losses at end of period	$21,248,582	$14,252,268	$21,248,582	$14,252,268

The following table presents the changes for the three and six months ended June 30, 2026 and June 30, 2025 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Allowance for credit losses at beginning of period	$—	$15,241	$—	$57,554
Provision for credit losses	—	(7,691)	—	(50,004)
Allowance for credit losses at end of period	$—	$7,550	$—	$7,550

The following tables present the allowance for credit losses for loans held-for-investment as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$3,801,590	$17,446,992	$21,248,582
Total allowance for credit losses	$3,801,590	$17,446,992	$21,248,582
Total unpaid principal balance	$916,582,245	$98,083,714	$1,014,665,959

	December 31, 2025
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$5,029,531	$17,628,590	$22,658,121
Total allowance for credit losses	$5,029,531	$17,628,590	$22,658,121
Total unpaid principal balance	$1,022,886,139	$117,382,078	$1,140,268,217

During the three months ended June 30, 2026, the Company recorded an increase of $1.7 million in the allowance for credit losses, bringing the total allowance for credit losses to $21.2 million as of June 30, 2026. For the three months ended June 30, 2026, the Company's estimate of expected credit losses increased primarily due to specific reserves taken on two loans moving to a risk rating of "5" in the quarter, additional specific reserves taken on existing risk rated "5" loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, partially offset by the charge-off of credit loss related to the foreclosure on one "5" risk rated property and the charge-off of credit loss related to the payoff of two "5" risk rated loans.

As of June 30, 2026, we had aggregate specific allowance of credit losses of $17.4 million due to management's: (1) continued identification of one loan collateralized by one multifamily property in Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $13.7 million as risk rated "5" due to maturity default; (2) continued identification of three loans collateralized by three multifamily properties in Tampa, FL ($3.2 million specific allowance; non-accrual cash basis), Tallahassee, FL ($3.5 million specific allowance; non-accrual cash basis) and Ypsilanti, MI ($5.9 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $48.3 million as risk rated "5" due to monetary default and (3) identified two loans collateralized by two multifamily properties in Houston, TX ($2.0 million specific allowance; non-accrual cash basis) and Dallas, TX ($2.8 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $36.1 million as risk rated "5" due to monetary default.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
We recorded $0.3 million in cash basis income received on non-accrual loans during the period ended June 30, 2026.

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

In the second quarter of 2026, the $22.1 million Arlington, TX ($5.1 million specific allowance, inclusive of $1.5 million taken in the quarter ended June 30, 2026) loan was foreclosed on, with ownership and deed to the property being taken by a newly formed subsidiary of the Company. The reversal of the $5.1 million specific allowance is reflected as a charge-off to the "Allowance for credit losses" in the consolidated balance sheets.

In the second quarter of 2026, the $15.5 million Philadelphia, PA ($1.3 million specific allowance) and the $8.6 million Des Moines, IA ($0.5 million specific allowance) loans were repaid at their respective carrying values. Upon the discounted payoffs, a $1.8 million charge-off was reflected as a charge-off to the "Allowance for credit losses" in the consolidated balance sheets.

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

Specific Allowance for Credit Losses

The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated costs to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the income approach, market approach, or a combination thereof. The significant unobservable input used for the market approach is the price per unit from a broker opinion of value or appraisal. As of June 30, 2026, the unpaid principal balance of default risk loans was $98.1 million, amortized cost was $80.5 million and fair value was $80.6 million.

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

We have not entered into any loan modifications during the twelve months ended June 30, 2026, that require disclosure pursuant to ASC 326.

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
June 30, 2026

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

The LMNT 2025-FL3 CLO is subject to collateralization and coverage tests and prior to its redemption the LMF 2023-1 Financing was subject to collateralization and coverage tests that are customary for these types of securitizations. As of June 30, 2026, all such collateralization and coverage tests in the LMNT 2025-FL3 CLO and as of December 31, 2025, all such collateralization and coverage tests in the LMNT 2025-FL3 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the LMNT 2025-FL3 CLO as of June 30, 2026 and LMNT 2025-FL3 CLO and LMF 2023-1 Financing as of December 31, 2025, included the following VIE assets and liabilities:

ASSETS	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$17,502,400	$2,253,630
Other assets	—	524,278
Accrued interest receivable	2,924,753	4,309,202
Investment related receivable	—	15,449,323
Loans held for investment, net of allowance for credit losses	642,093,223	856,064,489
Real estate owned, held-for-sale	—	10,906,169
Total Assets	$662,520,376	$889,507,091

LIABILITIES
Accrued interest payable	$900,919	$1,445,867
Collateralized loan obligations and secured financings(1)	580,686,518	748,433,484
Other liabilities	—	395,205
Total Liabilities	$581,587,437	$750,274,556
Equity	80,932,939	139,232,535
Total liabilities and equity	$662,520,376	$889,507,091

(1)     The stated maturity of the collateralized loan obligations per the terms of the underlying collateralized loan obligation agreement is July 20, 2043 for the LMNT 2025-FL3 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the LMNT 2025-FL3 CLO as of June 30, 2026 and LMNT 2025-FL3 CLO and LMF 2023-1 Financing as of December 31, 2025:

As of June 30, 2026
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	30	$646,408,549	$642,093,223	6.93%
Financing provided	1	$584,983,000	$580,686,518	5.54%

As of December 31, 2025
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	44	$873,054,065	$856,064,489	7.11%

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Collateral (REO assets)	1	$11,467,505	$10,906,169	N/A
Financing provided	2	$754,638,462	$748,433,484	5.98%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $0 and $1,595,224 and allowance for credit losses of $21,248,582 and $22,658,121 as of June 30, 2026 and December 31, 2025, respectively. The carrying value for LMNT 2025-FL3 CLO is net of debt issuance costs of $4,296,482 and $4,912,883 for June 30, 2026 and December 31, 2025, respectively and LMF 2023-1 Financing is net of debt issuance costs of $1,292,096 for December 31, 2025.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 3.61% and 3.86% as of June 30, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floors of 3.22% and 2.55%, and spreads of 3.26% and 3.27%, respectively. As of June 30, 2026 and December 31, 2025, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 3.64% and 3.74% as of June 30, 2026 and December 31, 2025, respectively and spreads of 1.91% and 2.24% for June 30, 2026 and December 31, 2025, respectively.

The statements of operations related to the LMNT 2025-FL3 CLO and LMF 2023-1 Financing for the three and six months ended June 30, 2026 and 2021-FL1 CLO and LMF 2023-1 Financing for the three and six months ended June 30, 2025 include the following income and expense items:

Statements of Operations	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Interest income	$10,865,883	$18,876,129
Interest expense	(8,582,040)	(12,646,774)
Net interest income	$2,283,843	$6,229,355
Less:
Provision for credit losses	(3,174,725)	(99,005)
Depreciation from real estate owned operations	—	(138,777)
General and administrative fees	(74,256)	(227,497)
Net (loss) income	$(965,138)	$5,764,076

Statements of Operations	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest income	$23,960,659	$39,361,327
Interest expense	(18,957,805)	(26,283,248)
Net interest income	$5,002,854	$13,078,079
Less:
Provision for credit losses	(2,709,051)	(5,838,979)
Depreciation from real estate owned operations	—	(138,777)
Loss on extinguishment of debt	(1,152,861)	—
General and administrative fees	(186,813)	(411,061)
Net (loss) income	$954,129	$6,689,262

NOTE 5 - REAL ESTATE OWNED

During the six months ended June 30, 2026, Lument Real Estate Capital, LLC ("LREC"), as servicer for LCMT Warehouse, LLC and LCMT NPL Warehouse, LLC, indirect wholly owned subsidiaries of the Company, foreclosed on two multifamily bridge loans located in Colorado Springs, CO and Arlington, TX, with an aggregate net carrying value of $25.2 million, net of specific reserves of $7.5 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company.

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

The fair value of the REO at the time of foreclosure was determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which was 4.98% - 7.40%. The significant unobservable input used for the market approach is the price per unit from an appraisal or broker opinion of value.

On May 4, 2026, the Company sold one of the properties located in San Antonio, TX held by a subsidiary of the Company to a third party for $12.2 million and recognized a $0.1 million gain on the sale of the property. The recognized gain on the sale of the property was included within realized "Gain on sale of real estate owned" in the Company's consolidated statements of operations.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 5 – REAL ESTATE OWNED (Continued)
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

At June 30, 2026 and December 31, 2025, our REO assets were comprised of four and three multifamily properties, respectively, held within various subsidiaries of the Company. A summary of our REO assets is as follows:

	June 30, 2026	December 31, 2025
Real estate owned, held-for-investment
Land	$5,928,515	$4,278,272
Building	45,797,882	22,907,888
Less: Accumulated depreciation	(1,001,428)	(347,150)
Total	$50,724,969	$26,839,010

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$10,877,081	$24,099,072
Total	$10,877,081	$24,099,072

At June 30, 2026 and December 31, 2025, our REO properties had a weighted average occupancy rate of approximately 66.7% and 69.1%, respectively.

We recorded depreciation and amortization expense related to the REO assets of $0.4 million and $0.7 million for the three months and six months ended June 30, 2026, respectively, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $1.7 million and $3.4 million and operating expense of $1.6 million and $3.0 million for the three months and six months ended June 30, 2026, respectively, recorded as "Net income (expense) from real estate owned operations" in the consolidated statement of operations.

NOTE 6 - RESTRICTED CASH

Restricted cash primarily includes (1) proceeds from principal payments and interest payments held by the securitization trust which have yet to be reinvested or distributed, (2) proceeds from principal and interest payments held under our secured financing agreements which have yet to be distributed, (3) interest reserve accounts related to our secured financing agreements and (4) funds on deposit with financial institutions related to real estate owned properties that are held in the Company's consolidated VIEs.

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

NOTE 7 - SECURED FINANCING AGREEMENTS

Master Repurchase and Secured Lending Agreements

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement ("Repurchase Agreement"), with JPMorgan Chase Bank, N.A. The Repurchase Agreement provides up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at per annum rates equal to term SOFR plus a spread to be determined on a case-by-case basis. The initial maturity date of the Repurchase Agreement is November 3, 2028, with two (2) one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions as described in more detail in the Repurchase Agreement. Under the Guarantee Agreement ("Guarantee Agreement") made by LFT in favor of JPMorgan Chase Bank, N.A., Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. The Repurchase Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.

The Repurchase Agreement and Guarantee Agreement contain affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum unencumbered liquidity, maximum total net leverage ratio, minimum tangible net worth, and an minimum interest coverage ratio. As of June 30, 2026 and December 31, 2025, we were in compliance with these covenants. On May 14, 2026, the Company and JPMorgan Chase Bank, N.A. entered into an amendment to the Guarantee Agreement which waived the maximum total net leverage ratio covenant for the period ended March 31, 2026, and amended the maximum total net leverage ratio for the remainder of the 2026 fiscal year. On August 12, 2026, the Company and JPMorgan Chase Bank, National Association entered into a second amendment to the Guarantee Agreement which amended the minimum interest coverage ratio for the calendar quarters ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027.

The Repurchase Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

On December 10, 2025, LCMT NPL Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into a loan agreement ("Loan Agreement") with Northeast Bank. The Loan Agreement provides for up to $50 million in maximum aggregate advances over a 36-month draw period to

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 7 – SECURED FINANCING AGREEMENTS (Continued)
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

The following table presents certain loan and borrowing characteristics of the Repurchase Agreement and Loan Agreement as of June 30, 2026 and December 31, 2025:

June 30, 2026
Facility							Collateral
Secured Funding Agreements:	Current Maturity	Final Stated Maturity(1)	Maximum Facility Size	Outstanding Balance	Carrying Value(2)	Weighted Average Funding Cost(3)	Outstanding Principal(5)	Carrying Value(5)
Repurchase Agreement(4)	November 2028	November 2030	$450,000,000	$248,294,347	$246,645,997	5.6%	$360,955,399	$356,027,306
Loan Agreement	December 2027	December 2029	50,000,000	24,700,000	24,494,329	7.1%	43,177,515	39,931,845
Subtotal			$500,000,000	$272,994,347	$271,140,326	5.8%	$404,132,914	$395,959,151

December 31, 2025
Facility							Collateral
Secured Funding Agreements:	Current Maturity	Final Stated Maturity(1)	Maximum Facility Size	Outstanding Balance	Carrying Value(2)	Weighted Average Funding Cost(3)	Outstanding Principal	Carrying Value
Repurchase Agreement(4)	November 2028	November 2030	$450,000,000	$177,193,781	$175,204,869	5.6%	$259,571,503	$256,531,194
Loan Agreement	December 2027	December 2029	50,000,000	17,000,000	16,738,351	7.2%	34,650,632	29,281,632
Subtotal			$500,000,000	$194,193,781	$191,943,220	5.7%	$294,222,135	$285,812,826
(1)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in LFT's discretion are exercised.
(2)    Net of $1.9 million and 2.3 million unamortized deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
(3)    Weighted average funding cost for Repurchase Agreement assumes applicable 30-day term SOFR of 3.64% and 3.73% as of June 30, 2026 and December 31, 2025, respectively, and a spread of 1.99% and 1.85%, respectively. Weighted average funding cost for Loan Agreement assumes applicable 30-day term SOFR of 3.64% and 3.73% as of June 30, 2026 and December 31, 2025, respectively and a spread of 3.50%.
(4)    Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.
(5)    Collateral includes $13.2 million in cash held by Northeast Bank related to the financing of a loan that was repaid on June 30, 2026 with the related loan advance repaid on July 1, 2026.

NOTE 8 - SECURED TERM LOAN

On January 15, 2019, the Company, together with its FOAC and Lument CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into a Credit and Guaranty Agreement ("Credit and Guaranty Agreement"), as amended on February 13, 2019, July 9, 2020, April 21, 2021, February 22, 2022, February 17, 2026, February 20, 2026 and August 12, 2026 with the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (in such capacity, the "Agent"), providing for a term facility to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years. On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million.

The borrowings under the Credit and Guaranty Agreement are joint and several obligations of the Credit Parties. In addition, the Credit Parties' obligations under the Credit and Guaranty Agreement are secured by substantially all the assets of the Credit Parties through pledge and security documentation. Amounts advanced under the Credit and Guaranty Agreement are subject to compliance with a borrowing base comprised of assets of the Credit Parties and certain of their subsidiaries, and include senior and subordinated CRE mortgage loans, preferred equity in CRE assets (directly or indirectly), CRE construction mortgage loans and certain types of equity interests (the "Eligible Assets"). Borrowings under the Credit and Guaranty Agreement bear interest at a fixed rate of 7.25% for the six-year period following the initial draw-down, which is subject to step up by 0.25% for the first four months after the sixth anniversary of the borrowing of the Secured Term Loan, then by 0.375% for the following four months, then by 0.50% for the last four months until maturity.

In response to the continued COVID-19 pandemic, on July 9, 2020, the Company entered into the Second Amendment to the Credit and Guaranty Agreement. This amendment provided the Company with additional flexibility to effectively manage any potential borrower distress related to COVID-19 that was not originally contemplated in loan documentation.

On April 21, 2021, the Company, together with its Credit Parties, entered into an amendment (the "Third Amendment") to the Credit and Guaranty Agreement. The amendment, among other things, (i) provided the Company with an incremental secured term loan in the aggregate principal amount of

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 8 – SECURED TERM LOAN (Continued)
$7.5 million; (ii) extended the maturity date of the Secured Term Loan from February 14, 2025 to February 14, 2026; (iii) amended certain asset concentration limits and (iv) amended certain financial covenants. On May 5, 2021, the Third Amendment became effective. On August 23, 2021, the Company drew down the $7.5 million incremental Secured Term Loan.

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

On February 20, 2026, the Company, together with its Credit Parties, entered into a further amendment (the "Sixth Amendment") to the Credit and Guaranty Agreement with the Agent and the lenders party thereto. The Sixth Amendment (1) provided the Company with an incremental secured term loan in the aggregate principal amount of $2.3 million generating net proceeds of $1.9 million, which the Company drew upon on February 23, 2026, (2) extended the maturity from February 20, 2026 to February 20, 2030, (3) amended certain terms applicable to borrowing base eligible assets, permitted debt and the advance rate applicable to borrowing base debt subsidiaries and (4) amended certain financial covenants, including the maximum total net leverage ratio and minimum tangible net worth, and included a minimum liquidity financial covenant. Borrowings under the Credit and Guaranty Agreement bear interest at a fixed rate of 9.75% per annum, which is subject to step up by 0.50% per annum for the first three months after February 20, 2029, with further step ups of 0.50% per annum for every three months thereafter until the maturity date.

On August 12, 2026, the Company, together with its Credit Parties, entered into a further amendment (the "Seventh Amendment") to the Credit and Guaranty Agreement with the Agent and the lenders party thereto. The Seventh Amendment amended the minimum interest coverage ratio for the periods ending June 30, 2026 through March 31, 2027.

The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs of $364,044 and $30,721 at June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026		December 31, 2025
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$50,000,000	$50,000,000	$47,750,000	$47,750,000
Total	$50,000,000	$50,000,000	$47,750,000	$47,750,000

The Credit and Guaranty Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and a minimum interest coverage ratio. As of June 30, 2026 and December 31, 2025, we were in compliance with these covenants.

The Credit and Guaranty Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 9 - MORTGAGE SERVICING RIGHTS

As of June 30, 2026, the Company retained the servicing rights associated with an aggregate principal balance of $50,508,597 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the six months ended June 30, 2026 and the six months ended June 30, 2025:

	June 30, 2026	June 30, 2025
Balance at beginning of period	$554,246	$649,287
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(5,888)	(22,372)
Other changes to fair value(1)	(41,625)	(36,602)
Balance at end of period	$506,733	$590,313

Loans associated with MSRs(2)	$50,508,597	$58,593,276
MSR values as percent of loans(3)	1.00%	1.01%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at June 30, 2026 and June 30, 2025, respectively.
(3)Amounts represent the carrying value of MSRs at June 30, 2026 and June 30, 2025, respectively, divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three and six months ended June 30, 2026 and June 30, 2025:

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 9 – MORTGAGE SERVICING RIGHTS (Continued)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Servicing income, net	$37,499	$13,199
Total servicing income	$37,499	$13,199

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Servicing income, net	$91,919	$78,079
Total servicing income	$91,919	$78,079

NOTE 10 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of June 30, 2026
Assets:
Mortgage servicing rights	$—	$—	$506,733	$506,733
Total	$—	$—	$506,733	$506,733

	December 31, 2025
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2025
Assets:
Mortgage servicing rights	$—	$—	$554,246	$554,246
Total	$—	$—	$554,246	$554,246

As of June 30, 2026 and December 31, 2025, the Company had $506,733 and $554,246, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 7.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at June 30, 2026 and December 31, 2025:

As of June 30, 2026
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.1 - 9.4%	8.4%
	Discount rate	12.0%	12.0%

As of December 31, 2025
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.6%	7.9%
	Discount rate	12.0%	12.0%
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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 10 – FAIR VALUE (Continued)

	June 30, 2026
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$28,979,474	$28,979,474	$28,979,474
Restricted cash	1	25,698,479	25,698,479	25,698,479
Commercial mortgage loans held-for-investment, net	3	991,664,826	1,014,665,959	995,066,985
Total		$1,046,342,779	$1,069,343,912	$1,049,744,938

Liabilities:
Collateralized loan obligations and secured financings	2	$580,686,518	$584,983,000	$587,815,230
Master repurchase agreements	3	246,645,997	248,297,347	246,645,997
Term lending agreement	3	24,494,329	24,700,000	24,494,329
Secured Term Loan	3	49,667,476	50,000,000	49,454,797
Total		$901,494,320	$907,980,347	$908,410,353

	December 31, 2025
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$23,112,995	$23,112,995	$23,112,995
Restricted cash	1	3,505,087	3,505,087	3,505,087
Commercial mortgage loans held-for-investment, net	3	1,114,047,992	1,140,268,217	1,119,645,026
Total		$1,140,666,074	$1,166,886,299	$1,146,263,108

Liabilities:
Collateralized loan obligations and secured financings	2	$748,433,484	$754,638,462	$756,051,842
Master repurchase agreements	3	175,204,869	177,193,781	175,204,869
Term lending agreement	3	16,738,351	17,000,000	16,738,351
Secured Term Loan	3	47,719,278	47,750,000	47,746,394
Total		$988,095,982	$996,582,243	$995,741,456

Estimates of cash and cash equivalents and restricted cash are measured using quoted prices, or Level 1 inputs. Estimates of the fair value of collateralized loan obligations and secured financings are measured using observable, quoted market prices in active markets, or Level 2 inputs. All other significant fair value estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

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

For the three months ended June 30, 2026, the Company incurred management fees of $1,088,516 (June 30, 2025: $1,101,439), recorded as "Management and incentive fees" in the consolidated statements of operations. As of June 30, 2026, fees and expenses for the second quarter payable to the Manager totaled

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

$1,095,000 (June 30, 2025: $1,110,000) which are included in "Fees and expenses payable to Manager" in the consolidated balance sheets. The June 30, 2026 and June 30, 2025 payable balances include unpaid management and incentive fees and quarterly true-up amounts due to the Manager.

For the three months ended June 30, 2026, the Company did not incur any incentive fees and for the three months ended June 30, 2025, the Company incurred incentive fees of $201,087, recorded as "Management and incentive fees" in the consolidated statement of operations, of which $201,087 was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets.

For the six months ended June 30, 2026, the Company incurred management fees of $2,183,516 (June 30, 2025: $2,214,753), recorded as "Management and incentive fees" in the consolidated statements of operations. As of June 30, 2026 fees and expenses payable to the Manager totaled $2,190,000 (June 30, 2025: $1,110,000) which are included in "Fees and expenses payable to Manager" in the consolidated balance sheets. The June 30, 2026 and June 30, 2025 payable balances include unpaid management and incentive fees and quarterly true-up amounts due to the Manager.

For the six months ended June 30, 2026, the Company did not incur any incentive fees and for the six months ended June 30, 2025, the Company incurred incentive fees of $654,309, recorded as "Management and incentive fees" in the consolidated statement of operations, of which $201,087 was accrued but had not been paid, included in "Fees and expenses payable to Manager" in the consolidated balance sheets. The Manager agreed to waive $453,222 in incentive fees that otherwise would have been incurred with respect to the six months ended June 30, 2025.

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

For the three months ended June 30, 2026, the Company incurred reimbursable expenses of $623,404 (June 30, 2025: $494,801), recorded as "operating expenses reimbursable to Manager" in the consolidated statements of operations, of which $410,049 (June 30, 2025: $495,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the three months ended June 30, 2026, the Company waived $219,903 in gross exit fees, reducing reimbursed expenses by $109,951 and for the three months ended June 30, 2025, the Company did not waive any exit fees.

For the six months ended June 30, 2026, the Company incurred reimbursable expenses of $1,089,835 (June 30, 2025: $899,421), recorded as "operating expenses reimbursable to Manager" in the consolidated statements of operations, of which $875,049 (June 30, 2025: $495,000) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the six months ended June 30, 2026, the Company waived $279,903 in gross exit fees, reducing reimbursed expenses by $139,951 and for the six months ended June 30, 2025, the Company waived $71,698 in gross exit fees, reducing reimbursed expenses by $35,849.

Lument Structured Finance

During the first quarter of 2026, we purchased the following from Lument Structured Finance, LLC ("LSF"), an affiliate of our Manager: (a) two loans with an aggregate unpaid principal balance of $46.8 million at par; (b) one funded advance with an unpaid principal balance of $1.1 million at a discount of $0.1 million and (c) one funded advance related to a real estate owned property with an aggregate unpaid principal balance of $0.2 million.

During the second quarter of 2026, we purchased the following from LSF: (a) four loans with an aggregate unpaid principal balance of $67.0 million at par; (b) two funded advances with an unpaid principal balance of $23.7 million at par and (c) one funded advance with an unpaid principal balance of $0.3 million at a discount of $0.0 million.

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

Lument Real Estate Capital, LLC

Lument Real Estate Capital, LLC ("LREC"), an affiliate of our Manager, was appointed the servicer and special servicer with respect to mortgage assets for the 2021-FL1 CLO in June 2021, the LMF 2023-1 Financing in July 2023, the LMNT 2025-FL3 CLO in December 2025, the Repurchase Agreement in November 2025 and the Loan Agreement in December 2025 and continues to serve in this role for the LMNT 2025-FL3 CLO, the Repurchase Agreement and

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

the Loan Agreement. LREC no longer serves as servicer and special servicer for the 2021-FL1 CLO and LMF 2023-1 Financing due to their redemptions in December 2025 and February 2026, respectively.

In connection with its role as servicer and special servicer with respect to mortgage assets held in the 2021-FL1 CLO through its redemption in December 2025, the LMF 2023-1 Financing through its redemption in February 2026, the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement, LREC is paid certain fees under the 2021-FL1 CLO through its redemption in December 2025, the LMF 2023-1 Financing through its redemption in February 2026, the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement depending upon the specific services rendered, including servicing fees, special servicing fees, workout fees and liquidation fees. In addition, LREC, as servicer and/or special servicer, may be entitled to retain certain fees or portions thereof paid by borrowers, including modification, waiver, assumption, transfer, processing, consent, review and similar fees, defeasance fees, late fees and application fees. During the three and six months ended June 30, 2026, LREC received servicing fees, inclusive of both servicing and special servicing fees of $99,811 and $203,367, respectively, compared to $164,045 and $306,420, respectively, for the three and six months ended June 30, 2025.

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

As of June 30, 2026, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of June 30, 2026, LSF, an affiliate of the Manager, had $18.8 million of unfunded commitments related to loans held in LMNT 2025-FL3 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of June 30, 2026, LSF had $3.9 million of unfunded commitments related to loans pledged to the Repurchase Agreement. These commitments are not reflected on the Company's consolidated balance sheets.

As of June 30, 2026, LSF had $1.2 million of unfunded commitments related to loans held at LCMT. These commitments are not reflected on the Company's consolidated balance sheets.

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

NOTE 13 - EQUITY

Common Stock

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 13 – EQUITY (Continued)
The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 52,486,129 and 52,399,265 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through June 30, 2026, the Company had repurchased 126,856 shares of common stock at a weighted average share price of $5.09. As of June 30, 2026, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

Preferred Stock

At June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

Distributions to stockholders

For the taxable year to date, the Company has declared dividends to common stockholders totaling $4,197,024, or $0.08 per share. The following table presents cash dividends declared by the Company on its common stock during the six months ended June 30, 2026:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2026	March 31, 2026	April 15, 2026	$2,097,579	$0.040
June 12, 2026	June 30, 2026	July 15, 2026	$2,099,445	$0.040

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the six months ended June 30, 2026:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2026	April 1, 2026	April 15, 2026	$1,181,250	$0.49219
June 12, 2026	July 1, 2026	July 15, 2026	$1,181,250	$0.49219

Non-controlling interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and are reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate in or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2025, are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of June 30, 2026, LCMT had $7,500 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $0 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

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

Pursuant to the Stock-for-Fees Program, an independent director may elect to exchange all or a portion of such director’s unpaid Director Fees for the right to receive payment of such unpaid fees in the form of shares of common stock. Such election will apply to all Director Fees that would otherwise have been paid (but for such election) in the fiscal quarter that commences after the date the independent director’s election form is filed with and received by the Company and will continue for each fiscal quarter through and until the fiscal quarter that commences after such time as the director files a new election form that is received by the Company modifying or terminating such prior election or, if earlier, the date such director terminates service on the Board. Unless

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2026

NOTE 13 – EQUITY (Continued)
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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 2,611,555. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 522,311 shares of common stock. The Company issued 90,056 shares with a weighted-average share price of $2.1096 in 2025 and has issued 86,864 shares with a weighted-average price of $1.2088 pursuant to the Stock-for-Fees Program during the six months ended June 30, 2026.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,
	2026	2025
Numerator:
Net income (loss)	$(8,012,905)	$3,690,773
Less: preferred stock dividends	(1,185,043)	(1,185,042)
Net income (loss) available to common stockholders	$(9,197,948)	$2,505,731

Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	52,459,976	52,332,304

Earnings (loss) per share:
Basic and diluted	$(0.18)	$0.05

	Six Months Ended June 30,
	2026	2025
Numerator:
Net income (loss)	$(7,806,322)	$3,168,205
Less: preferred stock dividends	(2,370,001)	(2,370,000)
Net income (loss) available to common stockholders	$(10,176,323)	$798,205

Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	52,430,232	52,321,157

Earnings (loss) per share:
Basic and diluted	$(0.19)	$0.02

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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect the Company's REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain our REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of June 30, 2026 and December 31, 2025, we were in compliance with all REIT requirements.

As of June 30, 2026, tax years 2022 through 2025 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

In July 2026, the Company obtained, through foreclosure, a multifamily property in Dallas, TX, which it holds in the LMNT 2025-FL3 CLO. The associated loan was risk rated "5" and had an outstanding principal balance of $21.9 million and specific allowance for credit losses of $2.8 million as of June 30, 2026.

On July 24, 2026, we received notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period.

The Notice is a notice of deficiency, not delisting, does not currently impact the listing and trading of our common stock on the NYSE. We may regain compliance at any time during the six-month cure period following receipt of the Notice if, on the last trading day of any calendar month during the cure period, our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on such date.

In accordance with NYSE rules, on August 7, 2026, we notified the NYSE of our intent to regain compliance with the minimum share price requirement through a 1-for-10 reverse stock split, which is currently expected to become effective at 5:00 pm Eastern Time on September 9, 2026.

The reverse stock split is expected to reduce the number of issued and outstanding shares of the Company’s common stock from approximately 52.5 million shares to approximately 5.2 million shares. No fractional shares will be issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse stock split will receive cash in lieu of such fractional share. The Company reserves the right to abandon or delay the reverse stock split.

Our common stock will continue to be listed and traded on the NYSE during the cure period, subject to our continued compliance with the NYSE's other continued listing standards. There can be no assurance that we will be able to achieve compliance with NYSE's minimum share price requirement within the required time frame.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: statements regarding the Company's plans, intentions, expectations, objectives or ability to regain compliance with the NYSE's continued listing standards, including a potential reverse stock split and intention to consider alternatives to cure the NYSE continued listing requirement deficiency, the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions, changes in interest rates or inflation and any resulting effect on our borrowers or liquidity, and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2025 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2025 10-K, which is available on the Securities and Exchange Commission's website at www.sec.gov.

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
Recent Developments

2025 was marked by significant volatility in global markets, driven by international trade policy and tariff-related developments, geopolitical uncertainty, political and regulatory developments, elevated interest rates and persistent inflationary pressures. Collectively, these factors contributed to challenging conditions across commercial real estate markets, including lower transaction activity, constrained capital availability and pressure on property values in certain sectors. Despite these challenges, capital markets generally adapted to a higher-for-longer interest rate environment, and improvements in financing market conditions supported greater availability of debt capital for commercial real estate investments.

Thus far, 2026 has continued to be characterized by uncertainty and market volatility related to international trade policy, geopolitical developments and the future path of monetary policy. While benchmark interest rates have declined form their recent peaks, interest rates remain elevated relative to historical levels, uncertainty persists regarding the timing and magnitude of any future policy actions. As a result, market participants continue to evaluate the potential impact of evolving economic conditions, capital market dynamics and policy developments on commercial real estate fundamentals and financing markets. We continue to closely monitor these factors, as they may affect borrower performance, loan acquisition and origination activity, liquidity, financing and our capital allocation decisions.

On July 24, 2026, we received notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period.

The Notice is a notice of deficiency, not delisting, does not currently impact the listing and trading of our common stock on the NYSE. We may regain compliance at any time during the six-month cure period following receipt of the Notice if, on the last trading day of any calendar month during the cure period, our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on such date.

In accordance with NYSE rules, on August 7, 2026, we notified the NYSE of our intent to regain compliance with the minimum share price requirement through a 1-for-10 reverse stock split, which is currently expected to become effective at 5:00 pm Eastern Time on September 9, 2026.

The reverse stock split is expected to reduce the number of issued and outstanding shares of the Company’s common stock from approximately 52.5 million shares to approximately 5.2 million shares. No fractional shares will be issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse stock split will receive cash in lieu of such fractional share. The Company reserves the right to abandon or delay the reverse stock split.

Our common stock will continue to be listed and traded on the NYSE during the cure period, subject to our continued compliance with the NYSE's other continued listing standards. There can be no assurance that we will be able to achieve compliance with NYSE's minimum share price requirement within the required time frame.
Second Quarter 2026 Summary
Operating Results

•Net loss attributable to common stockholders of $9.2 million, or $0.18 per share of common stock
•Distributable Loss of $5.3 million, or $0.10 per share of common stock
•On June 12, 2026, the Company announced its second quarter common dividend of $0.04 per share of common stock
•On June 12, 2026, the Company announced its second quarter preferred dividend of $0.49219 per share of Series A Preferred Stock
•Book value of common stock as of June 30, 2026 was $144.7 million, or $2.76 per share of common stock

Investment Activity

•We acquired or originated, as applicable, four loans with an initial unpaid principal balance of $67.0 million and a weighted average interest rate of 30-day term SOFR plus 3.0% and three funded advances with an initial unpaid principal balance of $24.0 million and a weighted average interest rate of 30-day term SOFR plus 3.7%
•Experienced $184.0 million in loan payoffs
•$991.7 million senior loan portfolio is 100% floating rate with an average spread to 30-day term Secured Overnight Financing Rate ("SOFR") of 3.30%, excluding unamortized purchase discounts of $0.8 million and deferred loan fees of $0.9 million as of June 30, 2026
•Multifamily assets represent 91.7% of loan portfolio

Portfolio Financing

•Non-mark-to-market financing is $0.6 billion with an average spread to 30-day term SOFR of 1.95% as of June 30, 2026, representing 71% of our secured financings
Factors Impacting Our Operating Results

Market conditions. The results of our operations are and will continue to be affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, our target assets in the marketplace. Our net interest income will vary primarily as a result of changes in market interest rates and prepayment speeds, and by the ability of the borrowers underlying our commercial mortgage loans to continue making payments in accordance with the contractual terms of their loans, which may be impacted by unanticipated credit events experienced by such borrowers. During the period ended June 30, 2026, we foreclosed on one multifamily property as a result of the borrowers' inability to make payments, reducing our interest income accordingly. Interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by general U.S. real estate fundamentals and the overall U.S. economic environment. In particular, our strategy is influenced by the specific characteristics of the underlying real estate markets, including prepayment rates, credit market conditions and interest rates. The past two years have been characterized by significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical uncertainty and political and regulatory uncertainties.

Changes in market interest rates. Generally, our business model is such that rising interest rates will increase our net interest income, while declining interest rates will decrease our net interest income. As of June 30, 2026, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR, and all of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR, and as a result we are less sensitive to variability in our net interest income resulting from interest rate changes. As of June 30, 2026, 100.0% of the loans in our commercial mortgage loan portfolio are structured with SOFR floors with a weighted average SOFR floor of 2.70%, of which 24.7% had an interest rate floor greater than the current spot interest rate. When interest rates are above our average interest rate floor, an increase in interest rates will increase our interest income. Alternatively, when interest rates are below our average interest rate floor, an increase in interest rates will decrease our net interest income until such time as interest rates rise above our average interest rate floor. Although our Manager is currently originating loans with SOFR floors, there can be no assurance that we will continue to obtain SOFR floors on future originations or acquisitions. Similarly, net interest income is also impacted by the spread in our commercial mortgage loan portfolio. As of June 30, 2026, the weighted average spread of our commercial loan portfolio was 3.30%, but there is no assurance that these spreads will be maintained as market environments fluctuate.

After a prolonged period of rising interest rates, the Federal Reserve began lowering interest rates on September 18, 2024 by 0.50% and on each of November 7, 2024 and December 18, 2024, respectively, the Federal Reserve lowered interest rates by 0.25%. Additionally, on each of September 17, 2025, October 29, 2025 and December 10, 2025, respectively, the U.S. Federal Reserve lowered the federal funds rate by 0.25% to a current target range of 3.50% - 3.75%. However, to date in 2026, the Federal Reserve has determined to hold interest rates steady. That said, interest rates remain elevated, and the timing, direction and extent of any future interest rate changes remains uncertain.

In addition to the risk related to fluctuations in cash flows associated with movement in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates or the continued elevation in current rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and/or impact their ability to be refinanced at such higher interest rates, which could potentially contribute to non-performance or, in severe cases, default. This risk is partially mitigated during the underwriting process, which generally includes a requirement for our borrowers to purchase interest rate cap contracts with an unaffiliated third-party, provide an interest rate reserve deposit, and/or provide other structural protections. As of June 30, 2026, 67.3% of our performing loans have interest rate caps with a weighted-average strike price of 2.7%.

Credit risk.  Our commercial mortgage loans and other investments are also subject to credit risk. The performance and value of our loans and other investments depend upon the sponsor's ability to operate properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, the Manager's asset management team reviews our portfolio and maintains regular contact with borrowers, co-lenders and local market experts to monitor the performance of the underlying collateral, anticipate borrower, property and market issues and, to the extent necessary or appropriate, enforce our rights as lender. The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses. As of June 30, 2026, 93.1% of the commercial mortgage loans in our portfolio were current as to principal and interest. Additionally, we have reviewed the loans designated as Default Risk for specific credit reserves. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. We can provide no assurances that our borrowers will remain current as to principal and interest, or that we will not enter into forbearance agreements or loan modifications in order to protect the value of our commercial mortgage loan assets. Should that occur, it could have a material negative impact on our results of operations.

Liquidity and financing markets. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments and repay borrowings and other general business needs. Our primary sources of liquidity have been proceeds of common or preferred stock issuance, net proceeds from corporate debt obligations, net cash provided by operating activities and other financing arrangements. We finance our commercial mortgage loans through non-recourse secured borrowings, the maturities of which are matched to the maturities of the loans and which are not subject to margin calls or additional collateralization requirements, as well as a master repurchase agreement and a term financing agreement. However, to the extent that we seek to invest in additional commercial mortgage loans, outside of our secured borrowings, we will in part be dependent on our ability to issue additional collateralized loan obligations, master repurchase agreements, to secure alternative financing facilities or to raise additional common or preferred equity. The expectation of slower interest rate decreases moving forward and unpredictable geopolitical landscape may cause a further dislocation in the capital markets resulting in a continual reduction of available liquidity and an increase in borrowing costs. A lack of liquidity for a prolonged period could limit our ability to grow our business. Our liquidity may also be utilized from time to time to acquire or repurchase commercial mortgage loans from our CRE CLO or other financing arrangements, which could reduce capital otherwise available for new investment opportunities. Additionally, the CRE CLOs and other secured financings we have entered into, and may in the future enter into, include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches retained by us until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CRE CLO or secured financing, may experience a significant reduction in our cash flow from those interests, which would impact our liquidity. In addition, our secured financing agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we will be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral.

Prepayment speeds. Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest earned on the assets. We have acquired twenty-nine loans and twenty funded loan advances with an initial aggregate unpaid principal balance of $475.2 million with an aggregate purchase discount of $8.3 million. All of our other commercial mortgage loans were acquired at par. As of June 30, 2026, our aggregate unaccreted purchase discount was $0.8 million, and accordingly we do not believe this to be a material risk to interest income for us at present. Additionally, we are subject to prepayment risk associated with the terms of our secured borrowings. Due to shorter maturities of transitional floating-rate commercial mortgage loans, our secured borrowings include a reinvestment period during which principal repayments and prepayments on our commercial mortgage loans may be reinvested in similar assets, subject to meeting certain eligibility criteria. The reinvestment period for LMF 2023-1 Financing expired in July 2025 and LMNT 2025-FL3 remains in place through May 2028. Currently, the interest rate spreads of our secured borrowings are fixed until they are repaid, the terms, including spreads, of newly originated loans are subject to uncertainty based on a variety of factors, including market and competitive conditions, which remain uncertain and volatile in the current inflationary environment. To the extent that such conditions result in lower spreads on the assets in which we reinvest during active reinvestment periods, we may be subject to a reduction in interest income in the future. To the extent any loans are permanently financed by the Manager or any of its affiliates, the prepayment penalties will be waived, resulting in a reduction to reimbursed expense by an amount equal to 50% of the amount of any such waived fee, capped at a waived fee of 1%.

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

Key Financial Measures and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share of common stock. For the three months ended June 30, 2026, we recorded loss per share of $0.18, declared a quarterly common dividend of $0.04 per share, and reported $0.10 per share of Distributable Loss. In addition, our book value per share was $2.76.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share:

	Three Months Ended
	June 30, 2026	December 31, 2025
Net (loss) income	$(9,197,948)	$(8,942,111)
Weighted-average shares outstanding, basic and diluted	52,459,976	52,381,724
Net (loss) income per share, basic and diluted	$(0.18)	$(0.17)
Dividends declared per share	$0.04	$0.04

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

We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders invest in our common stock. Refer to Note 16 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Furthermore, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations and is a performance metric we consider when declaring our dividends.

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income (loss):

	Three Months Ended
	June 30, 2026	March 31, 2026
Net (loss) income attributable to common stockholders	$(9,197,948)	$(978,375)
Realized loss on mortgage loans	(1,841,615)	—
Realized loss on sale of real estate owned	(3,267,833)	—
Unrealized loss on mortgage servicing rights	17,268	30,245
Provision for (release of) credit losses	8,625,695	(732,373)
Depreciation of real estate owned	390,272	304,885
Loss on extinguishment of debt	—	1,152,861
Real estate owned impairment expense	—	1,350,435
(Benefit) from income taxes	(10,745)	(4,648)
Distributable (Loss) Earnings	$(5,284,906)	$1,123,030
Weighted-average shares outstanding, basic and diluted	52,459,976	52,400,158
Distributable (Loss) Earnings per share, basic and diluted	$(0.10)	$0.02

Book Value Per Share

The following table calculates our book value per share:

	June 30, 2026	December 31, 2025
Total stockholders' equity	$204,718,869	$218,987,218
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	144,718,869	158,987,218
Shares of common stock issued and outstanding at period end	52,486,129	52,399,265
Book value per share of common stock(1)	$2.76	$3.03
(1)    Book value as of June 30, 2026 and December 31, 2025 includes the impact of an estimated CECL allowance of $21,248,582 or $0.40 per common share and $22,658,121 or $0.43 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of June 30, 2026, we have determined that we are the primary beneficiary of the LMNT 2025-FL3 CLO based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations and secured financings.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2025	$1,114,047,992
Purchases and advances	138,921,463
Proceeds from principal repayments	(230,790,155)
Transfer to real estate owned	(32,650,387)
Charge-offs	9,302,861
Purchase discount	(129,549)
Origination and other fees	(1,385,963)
Accretion of purchase discount	971,833
Accretion of deferred loan fees	1,270,053
Provision for allowance for credit losses	(7,893,322)
Balance at June 30, 2026	$991,664,826

The following table details overall statistics for our loan portfolio as of June 30, 2026 and December 31, 2025:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
June 30, 2026
Loans held-for-investment
Senior secured loans(5)	$1,014,665,959	$1,012,913,408	51	100.0%	7.0%	1.5	69.3%
Allowance for credit losses	N/A	$(21,248,582)
	$1,014,665,959	$991,664,826	51	100.0%	7.0%	1.5	69.3%

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
December 31, 2025
Loans held-for-investment
Senior secured loans(5)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7	68.9%
Allowance for credit losses	N/A	$(22,658,121)
	$1,140,268,217	$1,114,047,992	61	100.0%	7.2%	1.7	68.9%

(1)    Carrying Value includes $815,303 and $1,657,584 in unamortized purchase discounts as of June 30, 2026 and December 31, 2025, respectively.
(2)    Weighted average coupon assumes applicable 30-day term SOFR of 3.61% and 3.85% as of June 30, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floors of 2.70% and 2.18%, respectively. As of June 30, 2026 and December 31, 2025, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower, provided, however, that our loans may be repaid prior to such date.
(4)    LTV is as of the date the loan was originated and is calculated after giving effect to capex and earnout reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value which may have occurred subsequent to origination date.
(5)    As of June 30, 2026, $642,093,223 of the outstanding senior secured loans were held in VIEs and $349,571,603 of the outstanding senior loans were held outside of VIEs. As of December 31, 2025, $856,064,487 of the outstanding senior secured loans were held in VIEs and $257,983,507 of the outstanding senior secured loans were held outside VIEs.

Portfolio Surveillance and Credit Quality

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of June 30, 2026 or December 31, 2025.

As of June 30, 2026, we had aggregate specific allowance of credit losses of $17.4 million due to management's: (1) continued identification of one loan collateralized by one multifamily property in Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $13.7 million as risk rated "5" due to maturity default; (2) continued identification of three loans collateralized by three multifamily properties in Tampa, FL ($3.2 million specific allowance; non-accrual cash basis), Tallahassee, FL ($3.5 million specific allowance; non-accrual cash basis) and Ypsilanti, MI ($5.9 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $48.3 million as risk rated "5" due to monetary default and (3) identified 2 loans collateralized by 2 multifamily properties in Houston, TX ($2.0 million specific allowance; non-accrual cash basis) and Dallas, TX ($2.8 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $36.1 million as risk rated "5" due to monetary default.

We recorded $0.3 million in cash basis income received on non-accrual loans during the period ended June 30, 2026.

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

In the second quarter of 2026, the $22.1 million Arlington, TX ($5.1 million specific allowance) loan was foreclosed on, with ownership and deed to the property being taken by a newly formed subsidiary of the Company. The reversal of the $5.1 million specific allowance is reflected as a charge-off to the "Allowance for credit losses" in the consolidated balance sheets.

In the second quarter of 2026, the $15.5 million Philadelphia, PA ($1.3 million specific allowance) and the $8.6 million Des Moines, IA ($0.5 million specific allowance) loans were paid off. Upon the sale, a $1.8 million charge-off was reflected as a charge-off to the "Allowance for credit losses" in the consolidated balance sheets.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The average risk rating of the portfolio declined during the six months ended June 30, 2026. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $15.3 million, a risk rating of "3" of $192.4 million and a risk rating of "5" of $24.1 million during the six months ended June 30, 2026, partially offset by funding of loans with a risk rating of "3" of $137.5 million and a risk rating of "5" of $1.1 million. Additionally, $17.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $62.1 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $58.5 million of loans with a risk rating of "3" transitioned to a risk rating of "4," $21.9 million of loans with a risk rating of "3" transitioned to a risk rating of "5," $41.4 million of loans with a risk rating of "4" transitioned to a risk rating of "3" and $14.2 million of loans with a risk rating of "4" transitioned to a risk rating of "5". Further, $32.4 million of loans with a risk rating of "5" were foreclosed and moved to REO.

	June 30, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2026	2025	2024	2023	2022	2021
1	—	$—	$—		$—	$—	$—	$—
2	11	190,807,433	50,021,109	43,968,519	42,885,734	—	80,318,209	23,217,812
3	28	613,595,339	—	162,188,656	121,913,132	—	128,174,669	147,836,182
4	6	112,179,473	—	—	—	—	38,806,164	71,851,879
5	6	98,083,714	—	—	—	—	47,746,040	32,736,721
	51	$1,014,665,959	$50,021,109	$206,157,175	$164,798,866	$—	$295,045,082	$275,642,594

Real Estate Owned

During the six months ended June 30, 2026, Lument Real Estate Capital, LLC ("LREC"), as servicer for LCMT Warehouse, LLC and LCMT NPL Warehouse, LLC, indirect wholly owned subsidiaries of the Company, foreclosed on two multifamily bridge loans located in Colorado Springs, CO and Arlington, TX, with an aggregate net carrying value of $25.2 million, net of specific reserves of $7.5 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company.

During the year ended December 31, 2025, LREC, as special servicer for 2021-FL1 CLO foreclosed on two multifamily bridge loans located in San Antonio, TX with an aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company. Additionally, LREC, as special servicer for LMF 2023-1 Financing foreclosed on 2 multifamily bridge loans located in Houston, TX and San Antonio, TX with an aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company.

The fair value of the REO at the time of foreclosure was determined using the income approach, market approach, or a combination thereof. The significant unobservable input for the income capitalization approach is the overall capitalization rate assumption, used in the direct capitalization method, which was 7.40%. The significant unobservable input used for the market approach is the price per unit from an appraisal or broker opinion of value.

On May 4, 2026, the Company sold one of the properties located in San Antonio, TX held by a subsidiary of the Company to a third party for $12.2 million and recognized a $0.1 million realized loss on the sale of the property. The realized loss on the sale of the property was included within realized loss on real estate owned in the Company's consolidated statements of operations.

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

At June 30, 2026 and December 31, 2025, our REO assets were comprised of four and three multifamily properties, respectively, held within various subsidiaries of the Company. A summary of our REO assets is as follows:

	June 30, 2026	December 31, 2025
Real estate owned, held-for-investment
Land	$5,928,515	$4,278,272
Building	45,797,882	22,907,888
Less: Accumulated depreciation	(1,001,428)	(347,150)
Total	$50,724,969	$26,839,010

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$10,877,081	$24,099,072
Total	$10,877,081	$24,099,072

At June 30, 2026 and December 31, 2025, our REO properties had a weighted average occupancy rate of approximately 66.7% and 69.1%, respectively.

We recorded depreciation and amortization expense related to the REO assets of $0.4 million and $0.7 million for the three months and six months ended June 30, 2026, respectively, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $1.7 million and $3.4 million and operating expense of $1.6 million and $3.0 million for the three months and six months ended June 30, 2026, respectively, recorded as "Net income (expense) from real estate owned operations" in the consolidated statement of operations.

The table below sets forth additional information relating to the Company's portfolio as of June 30, 2026:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)	Loan/Investment Per Unit(4)	Risk Rating
Senior Secured Loans
1	Senior secured	December 20, 2024	$60,000,000	$59,836,911	$59,836,911	Olympia, WA	Multifamily	1mS + 3.8	3.6	68.5%	$214,469/unit	3
2	Senior secured	December 16, 2021	$52,725,000	$52,725,000	$51,375,000	Multi, FL	Multifamily	1mS + 3.1	0.6	71.7%	$73,498/unit	3
3	Senior secured	December 23, 2024	$36,800,000	$36,800,000	$36,800,000	Macon, GA	Multifamily	1mS + 2.9	3.6	66.1%	$131,429/unit	3
4	Senior secured	January 16, 2025	$36,000,000	$36,000,000	$36,000,000	Noblesville, IN	Multifamily	1mS + 2.7	1.7	67.6%	$162,162/unit	3
5	Senior secured	January 29, 2025	$39,800,000	$36,034,209	$35,500,000	Manchaca, TX	Multifamily	1mS + 3	2.7	52.2%	$104,412/unit	3
6	Senior secured	October 27, 2025	$50,000,000	$50,000,000	$33,333,333	Columbus, OH	Multifamily	1mS + 2.4	2.4	75.0%	$125,313/unit	3
7	Senior secured	March 22, 2022	$32,203,323	$32,103,323	$31,627,625	Seneca, SC	Multifamily	1mS + 3.4	0.8	74.5%	$119,802/unit	3
8	Senior secured	June 28, 2022	$29,940,124	$29,940,125	$29,623,930	Dallas, TX	Multifamily	1mS + 3.4	1.1	71.6%	$95,870/unit	3
9	Senior secured	April 3, 2025	$27,500,000	$27,500,000	$27,500,000	Lockport, IL	Multifamily	1mS + 2.8	1.8	64.5%	$245,536/unit	2
10	Senior secured	November 2, 2021	$26,049,291	$26,049,291	$26,049,291	Melbourne, FL	Multifamily	1mS + 3.1	0.1	72.1%	$113,752/unit	4
11	Senior secured	September 17, 2024	$25,500,000	$25,500,000	$25,500,000	Marysville, OH	Multifamily	1mS + 2.9	1.3	73.8%	$186,131/unit	2
12	Senior secured	April 27, 2022	$49,050,000	$49,050,000	$24,525,000	North Brunswick, NJ	Multifamily	1mS + 3.4	0.5	79.9%	$96,937/unit	3
13	Senior secured	August 26, 2021	$25,163,008	$25,163,008	$24,468,032	Clarkston, GA	Multifamily	1mS + 3.5	2.2	79.0%	$86,155/unit	4
14	Senior secured	October 18, 2021	$24,252,193	$24,252,193	$23,348,000	Cherry Hill, NJ	Multifamily	1mS + 3	0.4	72.4%	$132,659/unit	2
15	Senior secured	June 30, 2026	$73,125,000	$73,125,000	$23,125,000	Phoenix, AZ	Multifamily	1mS + 2.5	5.1	65.0%	$69,237/unit	3
16	Senior secured	August 26, 2021	$23,065,021	$23,065,021	$22,872,354	Union City, GA	Multifamily	1mS + 3.4	0.8	70.4%	$77,797/unit	3

17	Senior secured	November 16, 2021	$21,975,000	$21,975,000	$21,916,753	Dallas, TX	Multifamily	1mS + 3.2	0.5	73.5%	$101,466/unit	5
18	Senior secured	August 31, 2021	$21,750,000	$21,725,235	$21,644,684	Houston, TX	Multifamily	1mS + 3.3	0.0	74.2%	$83,249/unit	4
19	Senior secured	March 22, 2022	$21,808,996	$21,808,996	$21,442,771	York, PA	Multifamily	1mS + 3.3	0.8	79.2%	$148,908/unit	3
20	Senior secured	November 29, 2022	$20,360,000	$20,360,000	$20,360,000	Glendale, WI	Healthcare	1mS + 4	0.5	45.0%	$242,381/unit	2
21	Senior secured	November 5, 2021	$19,625,274	$19,625,274	$19,625,274	Orlando, FL	Multifamily	1mS + 3	1.0	78.1%	$129,969/unit	3
22	Senior secured	February 18, 2026	$19,500,000	$19,500,000	$19,500,000	Holt, MI	Multifamily	1mS + 3.1	3.8	76.3%	$182,243/unit	3
23	Senior secured	February 11, 2022	$19,445,670	$19,445,670	$19,445,670	Tampa, FL	Multifamily	1mS + 3.6	0.8	78.0%	$144,042/unit	5
24	Senior secured	November 21, 2022	$18,920,000	$18,920,000	$18,920,000	Houston, TX	Healthcare	1mS + 4	0.5	67.0%	$236,500/unit	2
25	Senior secured	November 10, 2022	$18,590,000	$18,590,000	$18,590,000	Austin, TX	Healthcare	1mS + 4	0.5	65.0%	$281,667/unit	2
26	Senior secured	February 2, 2022	$18,578,490	$18,578,490	$17,936,729	Houston, TX	Multifamily	1mS + 3.5	1.1	77.5%	$72,326/unit	4
27	Senior secured	November 23, 2021	$17,781,968	$17,781,968	$17,781,968	Orange, NJ	Multifamily	1mS + 3.2	0.5	78.0%	$161,654/unit	3
28	Senior secured	March 26, 2025	$17,780,000	$17,780,000	$17,780,000	Kannapolis, NC	Multifamily	1mS + 2.9	1.8	60.4%	$179,596/unit	3
29	Senior secured	December 20, 2024	$17,010,000	$17,010,000	$17,010,000	Lafayette, IN	Multifamily	1mS + 2.9	1.6	68.0%	$118,125/unit	3
30	Senior secured	March 31, 2022	$18,140,000	$16,956,276	$16,956,276	Tallahassee, FL	Multifamily	1mS + 3	0.8	74.8%	$88,314/unit	5
31	Senior secured	March 28, 2025	$16,500,000	$16,500,000	$16,500,000	Lansing, MI	Multifamily	1mS + 2.9	1.8	73.5%	$189,655/unit	2
32	Senior secured	July 31, 2025	$48,553,000	$34,243,723	$16,237,935	Oswego, IL	Multifamily	1mS + 4.2	3.2	64.7%	$86,834/unit	3
33	Senior secured	December 29, 2021	$16,075,387	$16,075,387	$16,075,387	Multi, NC	Multifamily	1mS + 3.9	0.6	59.9%	$19,652/unit	3
34	Senior secured	November 21, 2022	$15,735,000	$15,735,000	$15,735,000	Southlake, TX	Healthcare	1mS + 4	0.5	48.0%	$172,912/unit	2
35	Senior secured	April 27, 2022	$14,171,704	$14,171,704	$14,171,704	Houston, TX	Multifamily	1mS + 3.7	0.9	79.6%	$88,573/unit	5
36	Senior secured	April 12, 2021	$17,000,000	$13,666,721	$13,666,721	Cedar Park, TX	Multifamily	1mS + 3.8	0.0	66.7%	$113,889/unit	5
37	Senior secured	June 3, 2025	$13,510,000	$13,510,000	$13,510,000	Bound Brook, NJ	Multifamily	1mS + 4	2.0	67.6%	$177,763/unit	3
38	Senior secured	July 26, 2022	$13,880,000	$13,386,484	$12,905,495	Atlanta, GA	Multifamily	1mS + 3.7	1.2	65.2%	$126,524/unit	3
39	Senior secured	May 12, 2022	$11,926,591	$11,926,591	$11,926,591	Ypsilanti, MI	Multifamily	1mS + 3.5	1.0	68.4%	$70,992/unit	5
40	Senior secured	October 10, 2024	$12,100,000	$11,550,000	$11,550,000	Cottonwood, AZ	Multifamily	1mS + 3.3	3.4	38.5%	$49,359/unit	2
41	Senior secured	January 25, 2022	$11,406,810	$11,406,810	$11,261,792	Corpus Christi, TX	Multifamily	1mS + 3.6	2.0	78.8%	$67,436/unit	4
42	Senior secured	October 28, 2021	$12,203,839	$12,203,839	$11,202,535	Tampa, FL	Multifamily	1mS + 3	0.4	75.7%	$164,743/unit	3
43	Senior secured	May 3, 2022	$11,056,241	$11,056,240	$10,818,945	Port Richey, FL	Multifamily	1mS + 3.6	0.3	79.1%	$117,597/unit	4
44	Senior secured	September 30, 2021	$10,022,226	$10,022,225	$9,815,615	Clearfield, UT	Multifamily	1mS + 3.2	0.3	68.0%	$129,153/unit	3

45	Senior secured	July 14, 2022	$9,843,891	$9,843,891	$9,429,206	Bradenton, FL	Multifamily	1mS + 3.9	1.2	74.4%	$112,252/unit	3
46	Senior secured	April 15, 2024	$9,000,000	$9,000,000	$8,500,000	Multi, ID	Healthcare	1mS + 4.7	0.4	54.0%	$94,444/unit	3
47	Senior secured	May 28, 2026	$8,100,000	$8,100,000	$8,100,000	Des Moines, IA	Multifamily	1mS + 1.8	3.0	72.0%	$59,559/unit	3
48	Senior secured	December 19, 2025	$6,960,000	$6,960,000	$6,960,000	San Antonio, TX	Multifamily	1mS + 2.8	3.6	76.5%	$48,333/unit	3
49	Senior secured	October 7, 2022	$6,816,701	$6,816,701	$6,816,701	Fairborn, OH	Multifamily	1mS + 4.1	0.4	79.1%	$200,491/unit	2
50	Senior secured	December 19, 2024	$5,987,732	$5,987,732	$5,987,732	Bellflower, CA	Multifamily	1mS + 3	1.6	30.4%	$33,265/unit	2
51	Senior secured	October 27, 2025	$3,100,000	$3,100,000	$3,100,000	Columbus, OH	Multifamily	1mS + 2.4	2.4	75.0%	$11,654/unit	3
Total/Weighted Average			$1,156,387,480	$1,132,464,038	$1,014,665,960			1mS + 3.3	1.5	69.3%		3
Real Estate Owned(5)
1	Real Estate Owned	March 4, 2022	N/A	$11,000,000	$11,000,000	Houston, TX	Multifamily	N/A	N/A	N/A	$76,923/unit
2	Real Estate Owned	June 7, 2021	N/A	$26,585,176	$26,585,176	San Antonio, TX	Multifamily	N/A	N/A	N/A	$66,297/unit
3	Real Estate Owned	June 28, 2022	N/A	$8,150,000	$8,150,000	Colorado Springs, CO	Multifamily	N/A	N/A	N/A	$88,587/unit
4	Real Estate Owned	July 8, 2022	N/A	$17,029,051	$17,029,051	Arlington, TX	Multifamily	N/A	N/A	N/A	$73,882/unit
Total				$62,764,227	$62,764,227

(1)Total Loan Commitment represents the total commitment of the entire whole loan originated. See Note 11 Commitments and Contingencies to our consolidated financial statements for further discussion of unfunded commitments.
(2)Committed Principal Amount includes funded participations by LFT-affiliated entities and third parties that are syndicated/sold.
(3)LTV is as of the date the loan was originated by an ORIX affiliate and is calculated after giving effect to capex and earn-out reserves, if applicable. LTV has not been updated for any subsequent draws or loan modifications and is not reflective of any changes in value, which may have occurred subsequent to the origination date.
(4)Loan Per Unit is based on the current principal amount divided by the property's current unit count.
(5)Committed Principal and Current Principal Amount for Real Estate Owned represent the balances at the time of foreclosure.

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations, secured financings, term lending agreement and master repurchase agreement. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions with the exception of our master repurchase agreement.

The following table summarizes our financing agreements:

	June 30, 2026					December 31, 2025
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$663,810,950	$646,408,549	$584,983,000	$—	$584,983,000
Master repurchase agreement	Mark-to-Market	450,000,000	360,955,399	248,297,347	201,702,653	177,193,781
Secured lending agreement	Mark-to-Market	50,000,000	43,177,515	24,700,000	25,300,000	17,000,000
Secured Financings	Non-Mark-to-Market	—	—	—	—	169,655,462
Secured term loan	Non-Mark-to-Market	50,000,000	N/A	50,000,000	—	47,750,000
		$1,213,810,950		$907,980,347	$227,002,653	$996,582,243

(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(2)    Represents the principal balance of the collateral assets and cash held by Northeast Bank related to the financing of a loan that paid off on June 30, 2026.

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

On July 12, 2023, the Company entered into and closed a matched-term, non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and was not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt had an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matured on the payment date in July 2032, unless it was repaid or redeemed sooner in accordance with its terms. The financing had an initial two-year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. On February 20, 2026, the Company redeemed the LMF 2023-1 Financing in full and expensed the remaining $1.2 million of deferred financing costs as a loss on extinguishment of debt on the consolidated statements of operations.

On December 10, 2025, the Company completed the LMNT 2025-FL3 CLO, issuing eight tranches of CLO notes through a newly formed wholly-owned subsidiary totaling $620.7 million. Of the total CLO notes issued, $585.0 million were investment grade notes issued to third party investors and $35.7 million were below investment-grade and retained by us. In addition, a $43.1 million income note was retained by us. The financing has an initial two-and-a-half year reinvestment period that allows principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities included $5.8 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the CLO closing date, resulting in the issuer owning collateral interests with a face value of $663.8 million, representing effective leverage of 88%. The investment grade notes have an initial weighted average spread of approximately 190.5 basis points over 30-day term SOFR, excluding fees and transaction costs. The investment grade notes will mature on the payment date in July 2043, unless sooner repaid or redeemed in accordance with their terms.

The following table presents certain loan and borrowing characteristics of LMNT 2025-FL3 CLO as of June 30, 2026:

As of June 30, 2026
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	30	$646,408,549	$642,093,223	6.93%
Financing provided	1	$584,983,000	$580,686,518	5.54%

(1)     The carrying value of the collateral is net of allowance for credit loss of $4,315,326 as of June 30, 2026. The carrying value for LMNT 2025-FL3 CLO is net of debt issuance costs of $4,296,482 for June 30, 2026.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 3.61% as of June 30, 2026, inclusive of weighted average interest rate floors of 3.22% and spreads of 3.26%. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 3.64% as of June 30, 2026 and spreads of 1.91% as of June 30, 2026.

Master Repurchase and Secured Lending Agreements

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement ("Repurchase Agreement") with JPMorgan Chase Bank, N.A.. The Repurchase Agreement provides up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at per annum rates equal to term SOFR plus a spread to be determined on a case-by-case basis. The initial maturity date of the Repurchase Agreement is November 3, 2028, with two (2) one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions as described in more detail in the Repurchase Agreement. Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks. On May 14, 2026, the Company and JPMorgan Chase Bank, N.A. entered into an amendment to the Guarantee Agreement which waived the maximum total net leverage ratio covenant for the period ended March 31, 2026, and amended the maximum total net leverage ratio for the remainder of the 2026 fiscal year. On August 12, 2026, the Company and JPMorgan Chase Bank, N.A. entered into a second amendment to the Guarantee Agreement which amended the minimum interest coverage ratio for the periods ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027. As of June 30, 2026 and December 31, 2025, we were in compliance with these covenants.

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

The following table presents certain loan and borrowing characteristics of the Repurchase Agreement and Loan Agreement as of June 30, 2026:

As of June 30, 2026
Secured Financing Agreements	Count	Principal Value(1)	Carrying Value(2)	Wtd. Avg Coupon(3)
Collateral (loan investments)	20	380,401,068	371,804,985	7.05%
Collateral (cash)	1	13,200,000	13,200,000	N/A
Collateral (REO assets)	1	10,531,845	7,701,123	N/A
Financing provided(4)	2	272,997,347	271,140,326	5.73%
(1)    Principal value of the Repurchase Agreement was $248,297,347 and the principal value of the Loan Agreement was $24,700,000 as of June 30, 2026.
(2)    Net of 1.9 million unamortized deferred financing costs as of June 30, 2026.
(3)    Weighted average funding cost for the Repurchase Agreement assumes applicable 30-day term SOFR of 3.64% as of June 30, 2026 and a spread of 1.99%. Weighted average funding cost for the Loan Agreement assumes applicable 30-day term SOFR of 3.64% as of June 30, 2026 and a spread of 3.50%.
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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. On August 12, 2026, the minimum interest coverage ratio was amended for the periods ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027. As of June 30, 2026 and December 31, 2025, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

The following table presents certain borrowing characteristics of the Secured Term Loan as of June 30, 2026:

	As of June 30, 2026
	Outstanding Balance	Carrying Value	Coupon
Secured Term Loan	$50,000,000	$49,667,476	9.75%

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

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Commercial Mortgage Loans	Real Estate Owned	MSRs		Unrestricted Cash(1)	Total(2)
Carrying Value	$991,664,826	$61,602,050	$506,733		$28,979,474	$1,082,753,083
Collateralized Loan Obligations	(580,686,518)	—	—		—	(580,686,518)
Secured Financings	—	—	—		—	—
Master Repurchase Agreement	(219,715,881)	(26,930,116)	—		—	(246,645,997)
Term Lending Agreement	(10,980,963)	(13,513,366)	—		—	(24,494,329)
Other(3)	3,206,696	—	—		(5,345,569)	(2,138,873)
Restricted Cash	24,502,400	1,196,079	—		—	25,698,479
Capital Allocated	$207,990,560	$22,354,647	$506,733		$23,633,905	$254,485,845
% Capital	81.7%	8.8%	0.2%	-0.361	9.3%	100.0%

	December 31, 2025
	Commercial Mortgage Loans	Real Estate Owned	MSRs		Unrestricted Cash(1)	Total(2)
Carrying Value	$1,114,047,992	$50,938,082	$554,246		$23,112,995	$1,188,653,315
Collateralized Loan Obligations	(580,070,117)	—	—		—	(580,070,117)
Secured Financings	(160,587,813)	(7,775,554)	—		—	(168,363,367)
Master Repurchase Agreement	(157,077,346)	(18,127,523)	—		—	(175,204,869)
Term Lending Agreement	(16,738,351)	—	—		—	(16,738,351)
Other(3)	19,118,787	—	—		(4,094,489)	15,024,298
Restricted Cash	3,505,087	—	—		—	3,505,087
Capital Allocated	$222,198,239	$25,035,005	$554,246		$19,018,506	$266,805,996
% Capital	83.3%	9.4%	0.2%	-0.361	7.1%	100.0%

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

Results of Operations

The table below presents information from our Statement of Operations for the three months ended June 30, 2026 and March 31, 2026, respectively:

	Three Months Ended June 30, 2026	Three Months Ended March 31, 2026
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$18,946,403	$20,901,542
Cash and cash equivalents	102,828	165,847
Interest expense:
Securitized debt obligations	(8,582,040)	(10,375,765)
Secured financing agreements	(4,700,649)	(3,855,105)
Secured term loan	(1,263,812)	(1,139,841)
Net interest income	4,502,730	5,696,678
Expenses:
Management and incentive fees	1,088,516	1,095,000
General and administrative expenses	1,409,608	1,066,737
Operating expenses reimbursable to Manager	623,404	466,431
Other operating expenses	622,726	917,172
Compensation expense	111,250	111,250
Total expenses	3,855,504	3,656,590
Other income and expense:
(Provision for) release of credit losses, net	(8,625,695)	732,373
Net income (expense) from real estate owned operations	(210,847)	(91,406)
Change in unrealized (loss) gain on mortgage servicing rights	(17,268)	(30,245)
Gain on sale of real estate owned	145,435	—
Loss on extinguishment of debt	—	(1,152,861)
Real estate owned impairment expense	—	(1,350,435)
Servicing income, net	37,499	54,421
Total other income and expense	(8,670,876)	(1,838,153)
Net income (loss) before provision for income taxes	(8,023,650)	201,935
Benefit from (provision for) income taxes	10,745	4,648
Net income (loss)	(8,012,905)	206,583
Dividends accrued to preferred stockholders	(1,185,043)	(1,184,958)
Net income (loss) attributable to common stockholders	$(9,197,948)	$(978,375)
Earnings per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(9,197,948)	$(978,375)
Weighted average number of shares of common stock outstanding	52,459,976	52,400,158
Basic and diluted income per share	$(0.18)	$(0.02)
Dividends declared per share of common stock	$0.04	$0.04

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

Net Income (Loss) Summary

For the three months ended June 30, 2026, our net loss attributable to common stockholders was $9,197,948, or $0.18 basic and diluted net loss per average share, compared with net loss of $978,375, or $0.02 basic and diluted net loss per average share, for the three months ended March 31, 2026.  The principal drivers of this net loss increase were a decrease in net interest income from $5,696,678 for the three months ended March 31, 2026 to $4,502,730 for the three months ended June 30, 2026, an increase in total other expense from $1,838,153 for the three months ended March 31, 2026 to $8,670,876 for the three months ended June 30, 2026 primarily due to specific reserves taken on two loans moving to a risk rating of "5" in the quarter, additional specific reserves taken on existing risk rated "5" loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and an increase in total expenses from $3,656,590 for the three months ended March 31, 2026 to $3,855,504 for the three months ended June 30, 2026.

Net Interest Income

For the three months ended June 30, 2026 and the three months ended March 31, 2026, our net interest income was $4,502,730 and $5,696,678, respectively. The decrease was primarily due to (i) a $62.3 million decrease in weighted-average principal balance of our loan portfolio resulting in a increase to interest income of $1.0 million; (ii) a decrease in exit fees of $0.2 million; (iii) a decrease in extension fees of $0.3 million and (iv) an increase in non-performing loan interest reduction of $0.4 million. This was partially offset by (i) a $40.9 million decrease in weighted-average principal balance of our secured borrowings resulting in a decrease in interest expense of $0.8 million and (ii) a $0.1 million decrease in deferred financing costs.

As disclosed above, we experienced a decrease in exit fees in the three months ended June 30, 2026. For the three months ended June 30, 2026, we experienced loan payoffs on four loans with net principal balances of $95.3 million which generated exit fees of $0.7 million included in interest income and one loan with net unpaid principal balance of $22.0 million which waived exit fees of $0.2 million resulting in a reduction in expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager. For the three months ended March 31, 2026, we experienced loan payoffs on seven loans with net principal balances of $46.8 million which generated exit fees of $0.9 million included in interest income and one loan with net unpaid principal balance of $6.0 million which waived exit fees of $0.1 million resulting in a reduction in expense reimbursement of $0.0 million included in operating expenses reimbursable to Manager.

Expenses

For the three months ended June 30, 2026, we incurred management and incentive fees of $1,088,516 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,766,988, of which $623,404 was payable to our Manager and $2,143,584 was payable directly by us.

For the three months ended March 31, 2026, we incurred management and incentive fees of $1,095,000 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,561,590 of which $466,431 was payable to our Manager and $2,095,159 was payable directly by us.

The period-over-period increase in expenses primarily reflects an increase in accounting, administration, professional and surveillance fees and expense reimbursement which more than offset a decrease in title, servicing and audit fees.

Other (Loss)

For the three months ended June 30, 2026, we incurred other loss of $8,670,876. This loss was driven by provision for credit losses of $8,625,695 primarily due to specific reserves taken on two loans moving to a risk rating of "5" in the quarter, additional specific reserves taken on existing risk rated "5" loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, net expense from real estate owned operations of $210,847 and the impact of unrealized losses on mortgage servicing rights of $17,268 as a result of a reduction in principal balances, which more than offset a realized gain on sale of a real estate owned property of $145,435 and net servicing income of $37,499.

For the three months ended March 31, 2026, we incurred other loss of $1,838,153. This loss was primarily driven by loss on extinguishment of debt of $1,152,861 resulting from the redemption of LMF 2023-1 Financing, loss on real estate owned impairment expense of $1,350,435, net expense from real estate owned operations of $91,406 and the impact of net unrealized losses on mortgage servicing rights of $30,245 as a result of a reduction of principal balance in the period which more than offset a release to the provision for credit losses of $732,373 due to changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and specific reserves taken on risk-rated "5" multifamily loans and net servicing income of $20,174.

The period-over-period increase in other loss was primarily due to the change in provision for credit losses.

Income Tax Provision

For the three months ended June 30, 2026, the Company recognized a benefit from income taxes of $10,745 and for the three months ended March 31, 2026, the Company recognized a provision for income taxes in the amount of $4,648. The period-over-period increase in tax benefit primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

 Results of Operations

The table below presents information from our Statement of Operations for the six months ended June 30, 2026 and June 30, 2025, respectively:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$39,847,945	$41,661,245
Cash and cash equivalents	268,675	1,227,530

Interest expense:
Securitized debt obligations	(18,957,805)		(26,283,248)
Secured financing agreements	(8,555,754)		—
Secured Term Loan	(2,403,653)		(1,910,214)
Net interest income	10,199,408	10199408	14,695,313
Expenses:
Management and incentive fees	2,183,516		2,415,840
General and administrative expenses	2,476,345		1,931,021
Operating expenses reimbursable to Manager	1,089,835		899,421
Other operating expenses	1,539,898		280,536
Compensation expense	222,500		222,500
Total expenses	7,512,094		5,749,318
Other income and expense:
Provision for credit losses, net	(7,893,322)		(5,792,429)
Net income (expense) from real estate owned operations	(302,253)		—
Gain on sale of real estate owned	145,435		—
Real estate owned impairment expense	(1,350,435)		—
Change in unrealized (loss) on mortgage servicing rights	(47,513)		(58,974)
Loss on extinguishment of debt	(1,152,861)		—
Servicing income, net	91,920		78,079
Total other income and expense	(10,509,029)		(5,773,324)
Net (loss) income before provision for income taxes	(7,821,715)		3,172,671
Benefit from (provision for) income taxes	15,393		(4,466)
Net (loss) income	(7,806,322)		3,168,205
Dividends accrued to preferred stockholders	(2,370,001)		(2,370,000)
Net (loss) income attributable to common stockholders	$(10,176,323)		$798,205
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(10,176,323)		$798,205
Weighted average number of shares of common stock outstanding	52,430,232		52,321,157
Basic and diluted income per share	$(0.19)		$0.02
Dividends declared per share of common stock	$0.08		$0.14

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net (Loss) Income Summary

For the six months ended June 30, 2026, our net loss attributable to common stockholders was $10,176,323, or $0.19 basic and diluted net loss per average share, compared with net gain of $798,205, or $0.02 basic and diluted net income per average share, for the six months ended June 30, 2025.  The principal drivers of this net income decrease were a decrease in net interest income from $14,695,313 for the six months ended June 30, 2025 to $10,199,408 for the six months ended June 30, 2026, an increase in total other expense from $5,773,324 for the six months ended June 30, 2025 to $10,509,029 for the six months ended June 30, 2026 primarily due to specific reserves taken on loans moving to a risk rating of "5", additional specific reserves taken on existing risk rated "5" loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and an increase in total expenses from $5,749,318 for the six months ended June 30, 2025 to $7,512,094 for the six months ended June 30, 2026.

Net Interest Income

For the six months ended June 30, 2026 and the six months ended June 30, 2025, our net interest income was $10,199,408 and $14,695,313, respectively. The decrease was primarily due to (i) a $135.5 million increase in weighted-average principal balance of our secured borrowings; (ii) a 81bps decrease in weighted-average floating rate of our loan portfolio for the six months ended June 30, 2026 compared to the corresponding period in 2025; (iii) a 23bps decrease in weighted-average spread of our loan portfolio (iv) an increase in non-performing loan interest reduction of $2.3 million (v) a $0.2 million decrease in purchase discount accretion; (vi) a decrease of $1.0 million in interest earned on cash accounts and (vii) a $0.5 million increase in term loan expense due to an increase in coupon. This was partially offset by (i) a $116.1 million increase in weighted-average principal balance of our loan portfolio; (ii) a 89bps decrease in weighted-average floating rate of secured borrowing liabilities; (iii) a 23bps decrease in weighted-average spread of our secured borrowing liabilities; (iv) an increase in exit fees of $0.6 million; (v) an increase in extension fees of $0.2 million and (vi) a $0.8 million reduction in deferred financing costs.

As disclosed above, we experienced an increase in exit fees in the six months ended June 30, 2026. For the six months ended June 30, 2026, we experienced loan payoffs on eleven loans with net principal balances of $142.1 million which generated exit fees of $1.6 million included in interest income and two loans with net unpaid principal balance of $28.0 million which waived exit fees of $0.3 million resulting in a reduction in expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager. For the six months ended June 30, 2025, we experienced loan payoffs on thirteen loans with net principal balances of $110.9 million which generated exit fees of $1.1 million included in interest income and one loan with net unpaid principal balance of $7.2 million which waived exit fees of $0.1 million resulting in a reduction in expense reimbursement of $0.0 million included in operating expenses reimbursable to Manager.

Expenses

For the six months ended June 30, 2026, we incurred management and incentive fees of $2,183,516 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $5,328,578, of which $1,089,835 was payable to our Manager and $4,238,743 was payable directly by us.

For the six months ended June 30, 2025, we incurred management and incentive fees of $2,415,840 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $3,333,478 of which $899,421 was payable to our Manager and $2,434,057 was payable directly by us.

The period-over-period increase in expenses primarily reflects an increase in accounting, audit, servicing, legal and property fees and expense reimbursement.

Other (Loss)

For the six months ended June 30, 2026, we incurred other loss of $10,509,029. This loss was driven by provision for credit losses of $7,893,322 primarily due to specific reserves taken on loans moving to a risk rating of "5", additional specific reserves taken on existing risk rated "5" loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, loss on extinguishment of debt of $1,152,861 resulting from the redemption of LMF 2023-1 Financing, loss on real estate owned impairment expense of $1,350,435, net expense from real estate owned operations of $302,253 and the impact of unrealized losses on mortgage servicing rights of $47,513 as a result in reduction in principal balances, which more than offset net servicing income of $37,499.

For the six months ended June 30, 2025, our other loss was $5,773,324. This loss was driven by provision for credit losses of $5,792,429 due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the company's model-based general reserve and net unrealized loss on mortgage servicing rights of $58,974 as a result of a reduction in principal balances, which more than offset net servicing income of $78,079.

The period-over-period decrease in other loss was primarily due to the change in the provision for credit losses.

Income Tax Provision

For the six months ended June 30, 2026, the Company recognized a benefit from income taxes of $15,393 and for the six months ended June 30, 2025, the Company recognized a provision for income taxes in the amount of $4,466. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity have been net proceeds from common or preferred stock issuance, net proceeds from debt offerings and net cash provided by operating activities, primarily derived from our retained beneficial interest in CRE CLOs and secured financings. We finance our commercial mortgage loans primarily through non-recourse, term-matched secured borrowings, which are not subject to margin calls or additional collateralization requirements and repurchase facilities, which are only subject to credit risk. On December 10, 2025, we closed the LMNT 2025-FL3 CLO issuing eight tranches of CLO notes totaling $620.7 million. Of the total CLO notes issued $585.0 million were investment grade notes issued to third-party investors and $35.7 million were below investment-grade notes retained by us. In addition, we retained a $43.1 million income note. On August 23, 2021, we drew an additional $7.5 million of our Secured Term Loan pursuant to the Third Amendment and on February 23, 2026, we drew an additional $2.3 million of our Secured Term Loan pursuant to the Sixth Amendment. As of June 30, 2026, our balance sheet included $50.0 million of a secured term loan and $0.6 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2030, our collateralized loan financing is term-matched and matures in 2043 or later. On November 3, 2025, we entered into an Uncommitted Master Repurchase Agreement providing financing capacity of up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate. On December 10, 2025, we entered into a loan agreement providing financing capacity of up to $50 million to finance first mortgage loans and controlling first mortgage loan participations secured by commercial real estate. These facilities provide additional liquidity and financing flexibility to support the acquisition and financing of eligible commercial mortgage loans. To the extent that we maintain available borrowing capacity under these facilities and have sufficient capital available for deployment, we expect to utilize these financing arrangements to fund new commercial mortgage loan investments and support future portfolio growth. The pace at which we deploy capital into new investments will depend on the availability of attractive investment opportunities, our liquidity position and available borrowing capacity under these facilities. However, to the extent that available borrowing capacity under these facilities and our available capital resources are insufficient to support our investment activity, we will be dependent on our ability to issue additional collateralized loan obligations, secure alternative financing facilities or raise additional common or preferred equity. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024. Although decelerating, inflation remains above the U.S. Federal Reserve's target levels. Despite multiple federal funds rate decreases over the course of 2024 and 2025, interest rates have remained elevated. Although capital markets have largely adjusted to a higher-for-longer interest rate environment and persistent geopolitical uncertainty, unexpected market dislocations could reduce liquidity and further affect borrowing costs. A lack of liquidity for a prolonged period of time could limit our ability to grow our business.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements, margin requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of June 30, 2026, we had unrestricted cash and cash equivalents of $29.0 million, compared to $23.1 million as of December 31, 2025.

As of June 30, 2026, we had $50.3 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 9.75%. As of June 30, 2026, the ratio of our recourse debt to equity was 0.5:1.

As of June 30, 2026, we consolidated the assets and liabilities of the LMNT 2025-FL3 CLO. The assets of the LMNT 2025-FL3 CLO are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. As of June 30, 2026, the carrying value of these non-recourse liabilities amounted to $784.6 million. As of June 30, 2026, our total debt to equity ratio was 4.4:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	2026	2025
Cash Flows From Operating Activities	$4,072,101	$7,705,461
Cash Flows From Investing Activities	119,877,721	115,958,078
Cash Flows (Used in) Financing Activities	(95,889,951)	(134,479,680)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$28,059,871	$(10,816,141)

During the six months ended June 30, 2026, cash, cash equivalents and restricted cash increased by $28.1 million and for the six months ended June 30, 2025, cash, cash equivalents and restricted cash decreased by $10.8 million.

Operating Activities

For the six months ended June 30, 2026 and 2025, net cash provided by operating activities totaled $3.6 million and $7.7 million, respectively. For the six months ended June 30, 2026, our cash flows from operating activities were primarily driven by interest received from the junior retained notes from the LMF 2023-1 Financing and LMNT 2025-FL3 CLO of $6.6 million, interest received from our senior secured loans held outside the VIEs we consolidate of $3.3 million, exit fees received of $1.6 million and interest received on cash accounts of $0.3 million exceeding cash interest expense paid on our Secured Term Loan of $2.3 million, management fees of $1.1 million, expense reimbursements of $0.5 million and other operating expenditures of $4.8 million. For the six months ended June 30, 2025, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing of $13.2 million, interest received on cash accounts of $1.2 million exceeding cash interest expense paid on our Secured Term Loan of $1.8 million, management and incentive fees of $2.2 million, expense reimbursements of $0.9 million and other operating expenditures of $2.3 million.

Investing Activities

For the six months ended June 30, 2026, net cash provided by investing activities totaled $120.3 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period. For the six months ended June 30, 2025, net cash provided by investing activities totaled $116.0 million. This was the result of principal repayment of commercial mortgage loans held for investment during the period.

Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities totaled $95.9 million and primarily related to repayment of the outstanding debt related to the LMF 2023-1 Financing of $169.7 million, repayment of secured financing agreements of $112.8 million, payments of common stock dividends of $4.2 million and payments of preferred stock dividends of $2.4 million which more than offset proceeds from secured financing agreements of $191.6 million. For the six months ended June 30, 2025, net cash used in financing activities totaled $134.5 million primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO and LMF 2023-1 Financing of $119.0 million, payments of common stock dividends of $13.1 million and payment of preferred stock dividends of $2.4 million.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2026 are described in the following table:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
JPMorgan Facility	$248,297,347	$—	$248,297,347	$—	$—
Northeast Bank Facility	17,700,000	—	17,700,000	—	—
Secured Term Loan	50,000,000	—	—	50,000,000	—
Total	$315,997,347	$—	$265,997,347	$50,000,000	$—

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for other general corporate expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2026, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On June 12, 2026, we announced that our Board had declared a cash dividend rate for the second quarter of 2026 of $0.04 per share of common stock which was paid on July 15, 2026 and declared a cash dividend rate for the second quarter of 2026 of $0.49219 per share of Series A Preferred Stock which was paid on July 15, 2026.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2026. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and filed with the SEC on March 23, 2026. The following additional risk factor should be read in conjunction with the risk factors previously disclosed in such Annual Report. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

We are subject to the continued listing requirements of the NYSE. If we are unable to comply with such requirements, our common stock will be delisted from the NYSE, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock currently trades on the NYSE under the symbol “LFT”. On July 24, 2026, the Company received the Notice from the NYSE stating that the Company is not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. Under NYSE rules, a company that is out of compliance with the minimum share price requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency.

To address this deficiency, our Board has approved a reverse stock split of our common stock at a ratio of 1-for-10. Our Board has the authority, but not the obligation, to effect the reverse stock split and may abandon the reverse stock split at any time. There can be no assurance that our Board will elect to effect the reverse stock split, that any reverse stock split will result in a sustained increase in the per share trading price of our common stock sufficient for us to regain or maintain compliance with the minimum share price requirement, or that our common stock will not decline in price following any reverse stock split.

If the Company fails to regain compliance and the NYSE delists our common stock, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity for our securities; a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; a limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Entry into Amendment No. 2 to the Guarantee Agreement

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into the Repurchase Agreement and the Guarantee Agreement. On August 12, 2026, the Company and JPMorgan Chase Bank, N.A. entered into Amendment No. 2 to the Guarantee Agreement, which amended the interest coverage ratio covenant for the periods ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027.

The foregoing summary of the terms of Amendment No. 2 to the Guarantee Agreement does not purport to be a complete description and is subject to, and qualified in its entirety by, the full text of the amendment, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Entry into Amendment No. 7 to the Credit and Guaranty Agreement

On August 12, 2026, the Company together with its Credit Parties, entered into the Seventh Amendment to the Credit and Guaranty Agreement with the Agent and the lenders party thereto. The Seventh Amendment amended the minimum interest coverage ratio for the periods ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027.

The foregoing summary of the terms of Amendment No. 7 to the Credit and Guaranty Agreement does not purport to be a complete description and is subject to, and qualified in its entirety by, the full text of the amendment, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Rule 10b5-1 Trading Plan

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed or furnished herewith, as applicable, as a part of this report. Such Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*
Seventh Amendment to Credit and Guaranty Agreement, dated August 12, 2026, by and among Lument Finance Trust, Inc., Five Oaks Acquisition Corp., Lument CMT Equity, LLC, Cortland Capital Markets Services LLC, as the administrative agent and collateral agent, and the lenders party thereto.

10.2*	Amendment No.2 to Guarantee Agreement, dated August 12, 2026, by and between Lument Finance Trust, Inc. and JPMorgan Chase Bank, National Association.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMENT FINANCE TRUST, INC.

Dated: August 13, 2026	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: August 13, 2026	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)