Form 10-Q
period 2026-09-30
Lument Finance Trust, Inc.
filed 2026-11-13
CIK 1547546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2026
Common stock, $0.01 par value	5,256,364

LUMENT FINANCE TRUST, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2026(1)	December 31, 2025(1)
	(unaudited)
ASSETS
Cash and cash equivalents	$26,913,031	$23,112,995
Restricted cash	16,029,720	3,505,087
Commercial mortgage loans held-for-investment, at amortized cost	979,251,405	1,136,706,113
Less: Allowance for credit losses	(27,124,534)	(22,658,121)
Commercial mortgage loans held-for-investment, net of allowance for credit losses	952,126,871	1,114,047,992
Real estate owned, held-for-investment, net	26,717,902	26,839,010
Real estate owned, held-for-sale	49,839,418	24,099,072
Mortgage servicing rights, at fair value	503,297	554,246
Accrued interest receivable	4,650,549	5,428,255
Investment related receivable	—	15,449,323
Other assets	3,037,023	2,944,179
Total assets	$1,079,817,811	$1,215,980,159

LIABILITIES AND EQUITY
LIABILITIES
Securitized debt obligations, net	581,074,424	748,433,484
Secured financing agreements, net	249,049,330	191,943,220
Secured term loan, net	49,571,179	47,719,278
Accrued interest payable	1,493,093	1,869,876
Dividends payable	1,001,291	3,093,470
Fees and expenses payable to Manager	2,862,099	1,428,500
Other liabilities	3,403,938	2,405,613
Total liabilities	888,455,354	996,893,441

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY
Preferred Stock: par value $0.01 per share; 50,000,000 shares authorized; 7.875% Series A Cumulative Redeemable, $60,000,000 aggregate liquidation preference, 2,400,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	57,254,935	57,254,935
Common Stock: par value $0.01 per share; 450,000,000 shares authorized, 5,256,364 and 5,239,926 shares issued and outstanding, at September 30, 2026 and December 31, 2025, respectively	52,567	52,402
Additional paid-in capital	315,517,833	315,360,794
Cumulative distributions to stockholders	(228,710,768)	(220,958,702)
Accumulated earnings	47,148,390	67,277,789
Total stockholders' equity	191,262,957	218,987,218
Noncontrolling interests	$99,500	$99,500
Total equity	$191,362,457	$219,086,718

Total liabilities and equity	$1,079,817,811	$1,215,980,159

(1)     Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company was the primary beneficiary of these VIEs. As of September 30, 2026 and December 31, 2025, assets of consolidated VIEs totaled $661,135,004 and $889,507,091, respectively, and the liabilities of consolidated VIEs totaled $582,016,240 and $750,274,556, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$18,400,076	$17,696,281	$58,248,021	$59,357,526
Cash and cash equivalents	184,198	592,519	452,873	1,820,049
Interest expense:
Securitized debt obligations	(8,738,103)	(12,213,561)	(27,695,908)	(38,496,809)
Secured financing agreements	(3,997,629)	—	(12,553,383)	—
Secured term loan	(1,285,083)	(1,023,777)	(3,688,736)	(2,933,991)
Net interest income	4,563,459	5,051,462	14,762,867	19,746,775
Expenses:
Management and incentive fees	1,062,849	1,099,959	3,246,365	3,515,799
General and administrative expenses	960,536	1,144,444	3,436,881	3,075,465
Operating expenses reimbursable to Manager	350,543	451,778	1,440,378	1,351,199
Other operating expenses	1,483,512	269,732	3,023,410	411,491
Compensation expense	111,250	111,250	333,750	333,750
Total expenses	3,968,690	3,077,163	11,480,784	8,687,704
Other income and expense:
Provision for credit losses, net	(8,599,694)	29,660	(16,493,016)	(5,762,769)
Net (expense) from real estate owned operations	(492,633)	(188,945)	(794,886)	(327,722)
Gain on sale of real estate owned	—	—	145,435	—
Real estate owned impairment expense	(3,892,329)	—	(5,242,764)	—
Change in unrealized (loss) on mortgage servicing rights	(3,436)	(24,700)	(50,949)	(83,674)
Loss on extinguishment of debt	—	—	(1,152,861)	—
Servicing income, net	79,477	50,423	171,397	128,502
Total other income and expense	(12,908,615)	(133,562)	(23,417,644)	(6,045,663)
Net (loss) income before provision for income taxes	(12,313,846)	1,840,737	(20,135,561)	5,013,408
(Provision for) benefit from income taxes	(9,231)	2,902	6,162	(1,564)
Net (loss) income	(12,323,077)	1,843,639	(20,129,399)	5,011,844
Dividends accrued to preferred stockholders	(1,185,041)	(1,185,042)	(3,555,042)	(3,555,042)
Net (loss) income attributable to common stockholders	$(13,508,118)	$658,597	$(23,684,441)	$1,456,802
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(13,508,118)	$658,597	$(23,684,441)	$1,456,802
Weighted average number of shares of common stock outstanding	5,252,331	5,235,247	5,246,160	5,233,171
Basic and diluted income per share	$(2.57)	$0.13	$(4.51)	$0.28
Dividends declared per share of common stock	$—	$0.40	$0.80	$1.80

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Par Value
Balance at December 31, 2025	2,400,000	$57,254,935	5,239,926	$52,402	$315,360,794	$(220,958,702)	$67,277,789	$218,987,218	$99,500	$219,086,718
Issuance of common stock	—	—	4,020	40	52,459	—	—	$52,499	—	$52,499
Net income	—	—	—	—	—	—	206,583	$206,583	—	$206,583
Common stock dividends	—	—	—	—	—	(2,097,579)	—	$(2,097,579)	—	$(2,097,579)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	$(1,184,958)
Balance at March 31, 2026	2,400,000	$57,254,935	5,243,946	$52,442	$315,413,253	$(224,241,239)	$67,484,372	$215,963,763	$99,500	$216,063,263
Issuance of common stock	—	—	4,667	47	52,452	—	—	$52,499	—	$52,499
Net (loss)	—	—	—	—	—	—	(8,012,905)	$(8,012,905)	—	$(8,012,905)
Common stock dividends	—	—	—	—	—	(2,099,445)	—	$(2,099,445)	—	$(2,099,445)
Preferred stock dividends	—	—	—	—	—	(1,185,043)	—	$(1,185,043)	—	$(1,185,043)
Balance at June 30, 2026	2,400,000	$57,254,935	5,248,613	$52,489	$315,465,705	$(227,525,727)	$59,471,467	$204,718,869	$99,500	$204,818,369
Issuance of common stock	—	—	7,793	78	52,421	—	—	$52,499	—	$52,499
Purchase of treasury stock, net			(42)	—	(293)	—	—	$(293)	—	$(293)
Net (loss)			—	—	—	—	(12,323,077)	$(12,323,077)	—	$(12,323,077)
Preferred dividends declared	—	—	—	—	—	(1,185,041)	—	$(1,185,041)	—	$(1,185,041)
Balance at September 30, 2026	2,400,000	57,254,935	5,256,364	52,567	315,517,833	(228,710,768)	47,148,390	191,262,957	99,500	191,362,457

Share amounts have been retrospectively adjusted to reflect the 1-for-10 reverse stock split effective September 9, 2026.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Earnings	Total Stockholders' Equity	Noncontrolling interests	Total Equity
	Shares	Value	Shares	Value
Balance at December 31, 2024	2,400,000	$57,254,935	5,230,921	$52,312	$315,170,901	$(204,701,714)	$70,023,098	$237,799,532	$99,500	$237,899,032
Issuance of common stock	—	—	1,526	15	42,477	—	—	42,492	—	42,492
Net (loss)	—	—	—	—	—	—	(522,568)	(522,568)	—	(522,568)
Common stock dividends	—	—	—	—	—	(4,185,958)	—	(4,185,958)	—	(4,185,958)
Preferred stock dividends	—	—	—	—	—	(1,184,958)	—	(1,184,958)	—	(1,184,958)
Balance at March 31, 2025	2,400,000	$57,254,935	5,232,447	$52,327	$315,213,378	$(210,072,630)	$69,500,530	$231,948,540	$99,500	$232,048,040
Issuance of common stock	—	—	1,657	17	42,479	—	—	42,496	—	42,496
Net income	—	—	—	—	—	—	3,690,773	3,690,773	—	3,690,773
Common stock dividends	—	—	—	—	—	(3,140,463)	—	(3,140,463)	—	(3,140,463)
Preferred stock dividends	—	—	—	—	—	(1,185,042)	—	(1,185,042)	—	(1,185,042)
Balance at June 30, 2025	2,400,000	$57,254,935	5,234,104	$52,344	$315,255,857	$(214,398,135)	$73,191,303	$231,356,304	$99,500	$231,455,804
Issuance of common stock	—	—	2,388	24	52,473	—	—	52,497	—	52,497
Net income	—	—	—	—	—	—	1,843,639	1,843,639	—	1,843,639
Common dividends declared	—	—	—	—	—	(2,094,597)	—	(2,094,597)	—	(2,094,597)
Preferred dividends declared	—	—	—	—	—	(1,185,042)	—	(1,185,042)	—	(1,185,042)
Balance at September 30, 2025	2,400,000	$57,254,935	5,236,492	$52,368	$315,308,330	$(217,677,774)	$75,034,942	$229,972,801	$99,500	$230,072,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Cash flows from operating activities:
Net income (loss)	$(20,129,399)	$5,011,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of commercial mortgage loans held-for-investment discounts	(1,346,642)	(1,537,970)
Accretion of deferred loan fees	(1,933,649)	(2,120,794)
Amortization of deferred financing costs	2,042,657	946,596
Provision for credit losses, net	16,493,016	5,810,769
Depreciation and amortization	1,052,672	483,562
(Gain) on sale of real estate owned	(145,435)	—
Loss on extinguishment of debt	1,152,861	—
Real estate owned impairment expense	5,242,764	—
Unrealized loss on mortgage servicing rights	50,949	83,674
Non-cash compensation expense	157,499	137,484
Net change in:
Accrued interest receivable	777,706	1,532,284
Other assets	(184,312)	(1,673,400)
Accrued interest payable	(376,783)	(680,020)
Fees and expenses payable to Manager	1,433,599	(122,893)
Other liabilities	998,323	977,314
Net cash provided by operating activities	5,285,826	8,848,450
Cash flows from investing activities:
Purchase and funding of commercial mortgage loans held-for-investment	(205,991,910)	(3,605,000)
Purchase of real estate owned	(246,437)	—
Principal payments from commercial mortgage loans held-for-investment	323,845,586	156,526,714
Proceeds from sale of real estate owned	12,628,495	—
Cash assumed from acquisition of real estate owned	1,505,025	1,717,750
Capital expenditures on real estate owned, held-for-investment	(1,118,946)	(861,706)
Deferred loan fees	2,027,897	1,801,036
Net cash provided by investing activities	132,649,710	155,578,794
Cash flows from financing activities:
Purchase of treasury stock	(293)	—
Dividends paid on common stock	(6,292,994)	(16,218,986)
Dividends paid on preferred stock	(3,551,250)	(3,551,250)
Proceeds from secured financing agreements	219,617,908	—
Proceeds from secured term loan	2,250,000	—
Payment of secured financing agreements	(163,118,724)	—
Payment of securitized debt obligations	(169,655,462)	(159,375,110)
Payment of deferred financing costs	(860,052)	—
Net cash (used in) financing activities	(121,610,867)	(179,145,346)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,324,669	(14,718,102)
Cash, cash equivalents and restricted cash, beginning of period	26,618,082	71,564,098
Cash, cash equivalents and restricted cash, end of period	$42,942,751	$56,845,996

Supplemental disclosure of cash flow information
Cash paid for interest	$42,272,331	$41,164,453
Cash paid for income taxes	$19,550	$—
Non-cash investing and financing activities information
Dividends declared but not paid at end of period	$1,001,291	$3,095,889
Transfer of senior loans to real estate owned, held-for-investment	$—	$48,880,159
Transfer of senior loans to real estate owned, held-for-sale	$42,802,338	$8,871,841
Accrued capital expenditures on real estate owned	$123,889	$15,256
Loan principal payments held by a servicer	$—	$10,615,094
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

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

The Company has elected to be taxed as a real estate investment trust ("REIT") and to comply with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and for so long as certain asset, income and share ownership tests are met.

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

Reverse Stock Split

On September 9, 2026, the Company effected a 1-for-10 reverse stock split of its common stock. The reverse stock split reduced the number of shares of common stock from approximately 52.5 million shares to approximately 5.2 million shares. No fractional shares were issued in connection with the reverse stock split, and stockholders who otherwise would have been entitled to receive a fractional share received cash in lieu thereof.

All share and per-share amounts presented in the accompanying consolidated financial statements and Notes to the consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

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

The Company performs an ongoing reassessment of whether changes in facts and circumstances regarding its involvement with a VIE cause the Company's consolidation conclusion regarding the VIE to change. At September 30, 2026, the Company determined it was the primary beneficiary of LMNT 2025-FL3, LLC ("LMNT 2025-FL3 CLO") based on its power to direct the activities that most significantly impact the economic performance of LMNT 2025-FL3 CLO and its obligation to absorb losses derived from ownership of its junior retained notes and preferred shares. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities. In December 2025, the Company no longer consolidated LFT CRE 2021-FL1, Ltd. and LFT CRE 2021-FL1, LLC (together, the "2021-FL1 CLO") and in February 2026, the Company no longer consolidated LMF 2023-1, LLC ("LMF 2023-1 Financing") due to their respective redemptions of all outstanding issued notes.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securitized debt obligations

Collateralized loan obligations ("CLO") and secured financings represent third-party liabilities of LMNT 2025-FL3 CLO and prior to their redemptions in the fourth quarter of 2025 and first quarter of 2026, 2021-FL1 CLO and LMF 2023-1 Financing, respectively. The LMNT 2025-FL3 CLO is a VIE and prior to their redemptions 2021-FL1 CLO and LMF 2023-1 Financing were VIEs and Management determined that the Company is the primary beneficiary of LMNT 2025-FL3 CLO and was the primary beneficiary of 2021-FL1 CLO and LMF 2023-1 Financing prior to their redemptions. Accordingly, the Company consolidates the assets, liabilities (other than the below investment grade-rated notes of LMNT 2025-FL3 CLO and prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing retained by the Company that are eliminated on consolidation), income and expense of LMNT 2025-FL3 CLO and prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing. The third-party obligations of the LMNT 2025-FL3 CLO do not have any recourse to the Company and prior to their respective redemptions the third-party obligations of the 2021-FL1 CLO and LMF 2023-1 Financing did not have any recourse to the Company as the consolidator of the CLO and secured financing issuing entities. The third-party obligations of LMNT 2025-FL3 CLO and prior to their respective redemptions the 2021-FL1 CLO and LMF 2023-1 Financing are carried at their outstanding unpaid principal balances, net of any deferred financing costs. Any premiums, discounts or deferred financing costs associated with these third-party obligations are amortized to interest expense using the effective interest method over the expected average life of the related obligations, or on a straight-line basis when it approximates the effective interest method. The Company's maximum exposure to loss from CLO and secured financings was $78,827,950 at September 30, 2026 and $147,427,950 at December 31, 2025, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$26,913,031	$23,112,995
Restricted cash held in securitized debt obligations	$15,419,151	$2,253,629
Other restricted cash	$610,569	$1,251,458
Total cash, cash equivalents and restricted cash	$42,942,751	$26,618,082

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

Fair Value Measurements

The "Fair Value Measurements and Disclosures" Topic 820 of the FASB, or ASC 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurement under GAAP. Specifically, the guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value.

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
September 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model, which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under the FASB ASC Topic "Financial Instruments - Credit Losses," or ASC 326, is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" on the consolidated balance sheets.

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan losses for over 125,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company uses this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("PCE") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set. The Company regularly evaluates the model's assumptions and outputs and may apply qualitative adjustments when historical information, model inputs or forecast assumptions do not fully reflect the risk characteristics of the current portfolio or current market conditions.

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

Quarterly, the Company assesses the risk factors of each loan classified as held-for-investment and assigns a risk rating based on a variety of factors, including, without limitation, debt-service coverage ratio ("DSCR"), loan-to-value ratio ("LTV"), property type, geographic and local market dynamics,

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

physical condition, leasing and tenant profile, adherence to business plan and exit plan, maturity default risk and project sponsorship. The Company's loans are rated on a 5-point scale, from least risk to greatest risk and the ratings are described as follows:

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

Common Stock

At September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 450,000,000 shares of common stock, par value $0.01 per share. The Company had 5,256,364 and 5,239,926 shares of common stock issued and outstanding at September 30, 2026 and December 31, 2025, respectively.

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
September 30, 2026

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

Preferred Stock

At September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. On May 5, 2021, the Company issued 2,400,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The Company had 2,400,000 shares of preferred stock issued and outstanding at September 30, 2026 and December 31, 2025, respectively. Our preferred stock is classified as permanent equity and carried at its liquidation preference less offering costs. See Note 13 for additional information related to our Series A Preferred Stock.

Income Taxes

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes, commencing with the Company's short taxable period ended December 31, 2012. A REIT is generally taxable as a U.S. C-Corporation; however, so long as the Company qualifies as a REIT it is entitled to a special deduction for dividends paid to stockholders not otherwise available to corporations. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent its distributions to stockholders equal, or exceed, its REIT taxable income for the year. In addition, the Company must continue to meet certain REIT qualification requirements with respect to distributions, as well as certain asset, income and share ownership tests, in accordance with Sections 856 through 860 of the Code, as summarized below. In addition, the TRS is maintained to perform certain services and earn income for the Company that the Company is not permitted to engage in as a REIT.

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

Comprehensive Income (Loss) Attributable to Common Stockholders

For the three and nine months ended September 30, 2026 and 2025, comprehensive (loss) income equaled net (loss) income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recently Issued and/or Adopted Accounting Standards

Income Statement

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

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

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT

The following tables summarize certain characteristics of the Company's investments in commercial mortgage loans as of September 30, 2026 and December 31, 2025:

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
September 30, 2026
Loans held-for-investment
Senior secured loans(4)	$980,607,492	$979,251,405	51	100.0%	7.1%	1.5
Allowance for credit losses	N/A	(27,124,534)
	980,607,492	952,126,871	51	100.0%	7.1%	1.5

				Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)
December 31, 2025
Loans held-for-investment
Senior secured loans(4)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7
Allowance for credit losses	N/A	(22,658,121)
	1,140,268,217	1,114,047,992	61	100.0%	7.2%	1.7

(1)    Carrying Value includes $440,495 and $1,657,584 in unamortized purchase discounts as of September 30, 2026 and December 31, 2025, respectively.
(2)    Weighted average coupon assumes applicable 30-day term Secured Overnight Financing Rate ("SOFR") of 3.76% and 3.85% as of September 30, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floor of 2.67% and 2.18%, respectively. As of September 30, 2026 and December 31, 2025, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR. Excludes loans on nonaccrual status, if any.
(3)    Weighted average remaining term assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4)    As of September 30, 2026, $624,305,808 of the outstanding senior secured loans were held in VIEs and $327,821,063 of the outstanding senior secured loans were held outside of VIEs. As of December 31, 2025, $856,064,488 of the outstanding senior secured loans were held in VIEs and $257,983,504 of the outstanding senior secured loans were held outside of VIEs.

Activity: For the nine months ended September 30, 2026, the loan portfolio activity was as follows:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2025	$1,114,047,992
Purchases and advances	206,121,463
Principal payments	(310,131,872)
Transfer to real estate owned	(54,567,140)

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

Charge-offs	12,026,603
Purchase discount	(129,552)
Origination and other loan fees	(2,027,897)
Accretion of purchase discount	1,346,642
Accretion of deferred loan fees	1,933,648
Provision for allowance for credit losses	(16,493,016)
Balance at September 30, 2026	$952,126,871

Loan Risk Ratings: As further described in Note 2, the Company evaluates the commercial mortgage loan portfolio on a quarterly basis and assigns a risk rating based on a variety of factors. The following table presents the principal balance and net book value of the loan portfolio based on the Company's internal risk ratings as of September 30, 2026 and December 31, 2025:

	September 30, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2026	2025	2024	2023	2022	2021
1	—	$—	$—		$—	$—	$—	$—
2	12	192,867,433	31,843,537	43,974,193	31,339,738	—	61,723,000	23,241,363
3	24	475,513,477	84,693,347	162,225,111	121,896,880	—	75,507,533	29,228,277
4	9	218,122,891	—	—	—	—	38,803,073	174,165,067
5	6	94,103,691	—	—	—	—	59,819,031	13,666,721
	51	$980,607,492	$116,536,884	$206,199,304	$153,236,618	$—	$235,852,637	$240,301,428

	December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2025	2024	2023	2022	2021
1	—	$—	$—	$—	$—	$—	$—
2	9	161,089,912	43,904,254	48,438,856	—	68,375,256	—
3	38	752,514,730	182,723,449	133,591,415	—	134,038,225	297,723,546
4	6	109,281,497	—	—	—	73,034,316	34,009,099
5	8	117,382,078	—	—	—	84,542,855	13,666,721
	61	$1,140,268,217	$226,627,703	$182,030,271	$—	$359,990,652	$345,399,366

As of September 30, 2026, the average risk rating of the commercial mortgage loan portfolio was 3.2 (Moderate Risk), weighted by investment carrying value, with 69.7% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

As of December 31, 2025, the average risk rating of the commercial mortgage loan portfolio was 3.2 (Moderate Risk), weighted by investment carrying value, with 81.6% of commercial loans held-for-investment rated 3 (Moderate Risk) or better by the Company's Manager.

The average risk rating of the portfolio remained consistent during the nine months ended September 30, 2026. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $33.9 million, a risk rating of "3" of $253.2 million and a risk rating of "5" of $24.1 million during the nine months ended September 30, 2026, partially offset by funding of loans with a risk rating of "2" of $32.2 million, a risk rating of "3" of $172.5 million and a risk rating of "5" of $1.1 million. Additionally, $17.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $50.5 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $182.4 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $41.4 million of loans with a risk rating of "4" transitioned to a risk rating of "3" and $32.1 million of loans with a risk rating of "4" transitioned to a risk rating of "5". Further, $54.3 million of loans with a risk rating of "5" were foreclosed and moved to REO.

Concentration of Credit Risk: The following tables present the geographic and property types of collateral underlying the Company's commercial mortgage loans as a percentage of the loans' carrying value as of September 30, 2026 and December 31, 2025:

Loans Held-for-Investment

	September 30, 2026	December 31, 2025
Geography
South	33.5%	32.4%
Midwest	25.7	13.9
Southwest	21.4	26.2

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)

West	9.3	10.6
Mid-Atlantic	8.3	16.9
Northeast	1.8%	—%
Total	100.0%	100.0%

	September 30, 2026	December 31, 2025
Collateral Property Type
Multifamily	93.3%	92.6%
Seniors Housing and Healthcare	6.7	7.4
Total	100.0%	100.0%

Allowance for Credit Losses:

The following table presents the changes for the three and nine months ended September 30, 2026 and September 30, 2025 in the provision for credit losses on loans held-for-investment:

	Three months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Allowance for credit losses at beginning of period	$21,248,582	$14,252,268	$22,658,121	$11,320,220
Provision for credit losses	8,599,694	(31,664)	16,493,016	5,810,769
Charge-offs	(2,723,742)	(200,196)	(12,026,603)	(3,110,581)
Allowance for credit losses at end of period	$27,124,534	$14,020,408	$27,124,534	$14,020,408

The following table presents the changes for the three and nine months ended September 30, 2026 and September 30, 2025 in the provision for credit losses on the unfunded commitments of the Company's loans held-for-investment:

	Three months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Allowance for credit losses at beginning of period	$—	$7,550	$—	$57,554
Provision for credit losses	—	2,004	—	(48,000)
Allowance for credit losses at end of period	$—	$9,554	$—	$9,554

The following tables present the allowance for credit losses for loans held-for-investment as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$6,614,294	$20,510,240	$27,124,534
Total allowance for credit losses	$6,614,294	$20,510,240	$27,124,534
Total unpaid principal balance	$886,503,801	$94,103,691	$980,607,492

	December 31, 2025
	General Reserve	Specific Reserve	Total Reserve
Allowance for credit losses:
Loans held for investment	$5,029,531	$17,628,590	$22,658,121
Total allowance for credit losses	$5,029,531	$17,628,590	$22,658,121
Total unpaid principal balance	$1,022,886,139	$117,382,078	$1,140,268,217

During the three months ended September 30, 2026, the Company recorded a provision for credit losses of $8.6 million and $2.7 million of charge-offs, resulting in a $5.9 million net increase in the allowance for credit losses to $27.1 million as of September 30, 2026. For the three months ended September 30, 2026, the Company's estimate of expected credit losses increased primarily due to specific reserves associated with one loan that moved to a risk rating of "5" during the quarter, additional specific reserves on existing risk rated "5" loans, and an increase in the outstanding principal balance of risk rated "4" loans. The increase also reflected changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and was partially offset by the charge-off of a credit loss related to the foreclosure of one risk rated "5" loan.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 3 - COMMERCIAL MORTGAGE LOANS HELD-FOR-INVESTMENT (Continued)
As of September 30, 2026, we had aggregate specific allowance for credit losses of $20.5 million due to management's: (1) continued identification of one loan collateralized by one multifamily property in Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $13.7 million as risk rated "5" due to maturity default; (2) continued identification of four loans collateralized by four multifamily properties in Tampa, FL ($4.4 million specific allowance; non-accrual cash basis), Tallahassee, FL ($8.4 million specific allowance; non-accrual cash basis), Ypsilanti, MI ($5.7 million specific allowance; non-accrual cash basis) and Houston, TX ($2.0 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $62.5 million as risk rated "5" due to monetary default and (3) identified one loan collateralized by one multifamily property in Houston, TX (no specific allowance) with an unpaid principal balance of $17.9 million as risk rated "5" due to monetary default.

We recorded $0.3 million in cash basis income received on non-accrual loans during the three months ended September 30, 2026.

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

In the third quarter of 2026, the $21.9 million Dallas, TX ($2.8 million specific allowance) loan was foreclosed on, with ownership and deed to the property being taken by a newly formed subsidiary of the Company. The reversal of the $2.8 million specific allowance is reflected as a charge-off to the "Allowance for credit losses" in the consolidated balance sheets.

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

Specific Allowance for Credit Losses

The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated costs to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the income approach, market approach, or a combination thereof. The significant unobservable input used for the market approach is the price per unit from a broker opinion of value or appraisal. As of September 30, 2026, the unpaid principal balance of collateral dependent default risk loans was $94.1 million, amortized cost was $73.5 million and fair value was $73.3 million.

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

We have not entered into any loan modifications during the nine months ended September 30, 2026 that require disclosure pursuant to ASC 326.

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
September 30, 2026

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)
On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes totaling $903.8 million through two newly formed wholly-owned subsidiaries. Of the total CLO notes issued, $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period, which expired in December 2023, that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%. On November 18, 2025, the Company redeemed the 2021-FL1 CLO in full.

On July 12, 2023, the Company entered into and closed a matched-term, non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and was not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt had an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it was repaid or redeemed sooner in accordance with its terms. The financing had an initial two-year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. On February 20, 2026, the Company redeemed the LMF 2023-1 Financing in full and expensed the remaining $1.2 million of deferred financing costs into loss on extinguishment of debt on the consolidated statements of operations.

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

The LMNT 2025-FL3 CLO is subject to collateralization and coverage tests and prior to its redemption the LMF 2023-1 Financing was subject to collateralization and coverage tests that are customary for these types of securitizations. As of September 30, 2026, all such collateralization and coverage tests in the LMNT 2025-FL3 CLO and as of December 31, 2025, all such collateralization and coverage tests in the LMNT 2025-FL3 CLO and LMF 2023-1 Financing were met.

The carrying values of the Company's total assets and liabilities related to the LMNT 2025-FL3 CLO as of September 30, 2026 and LMNT 2025-FL3 CLO and LMF 2023-1 Financing as of December 31, 2025, included the following VIE assets and liabilities:

ASSETS	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$15,419,151	$2,253,630
Other assets	816,741	524,278
Accrued interest receivable	3,133,304	4,309,202
Investment related receivable	—	15,449,323
Loans held for investment, net of allowance for credit losses	624,305,808	856,064,489
Real estate owned, held-for-sale	17,460,000	10,906,169
Total Assets	$661,135,004	$889,507,091

LIABILITIES
Accrued interest payable	$941,816	$1,445,867
Collateralized loan obligations and secured financings(1)	581,074,424	748,433,484
Other liabilities	—	395,205
Total Liabilities	$582,016,240	$750,274,556
Equity	79,118,764	139,232,535
Total liabilities and equity	$661,135,004	$889,507,091

(1)     The stated maturity of the collateralized loan obligations per the terms of the underlying collateralized loan obligation agreement is July 20, 2043 for the LMNT 2025-FL3 CLO and the stated maturity of the secured financing per the terms of the underlying indenture is July 20, 2032.

The following tables present certain loan and borrowing characteristics of the LMNT 2025-FL3 CLO as of September 30, 2026 and LMNT 2025-FL3 CLO and LMF 2023-1 Financing as of December 31, 2025:

As of September 30, 2026
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 4 – USE OF SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES (Continued)

Collateral (loan investments)	31		$626,576,815	$624,305,808	7.01%
Collateral (REO) assets	1	1	$21,916,753	$17,460,000	N/A
Financing provided	1		$584,983,000	$581,074,424	5.80%

As of December 31, 2025
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	44	$873,054,065	$856,064,489	7.11%
Collateral (REO assets)	1	$11,467,505	$10,906,169	N/A
Financing provided	2	$754,638,462	$748,433,484	5.98%

(1)     The carrying value of the collateral is net of unaccreted purchase discounts of $0 and $1,595,224 and allowance for credit losses of $2,271,006 and $15,394,352 as of September 30, 2026 and December 31, 2025, respectively. The carrying value for LMNT 2025-FL3 CLO is net of debt issuance costs of $3,908,576 and $4,912,883 for September 30, 2026 and December 31, 2025, respectively and LMF 2023-1 Financing is net of debt issuance costs of $1,292,096 for December 31, 2025.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 3.76% and 3.86% as of September 30, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floors of 3.23% and 2.55%, and spreads of 3.20% and 3.27%, respectively. As of September 30, 2026 and December 31, 2025, 100.0% of the investments by total exposure earned a floating rate indexed to 30-day term SOFR. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 3.89% and 3.74% as of September 30, 2026 and December 31, 2025, respectively and spreads of 1.91% and 2.24% for September 30, 2026 and December 31, 2025, respectively.

The statements of operations related to the LMNT 2025-FL3 CLO and LMF 2023-1 Financing for the three and nine months ended September 30, 2026 and 2021-FL1 CLO and LMF 2023-1 Financing for the three and nine months ended September 30, 2025 include the following income and expense items:

Statements of Operations	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Interest income	$11,244,363	$16,696,312
Interest expense	(8,738,103)	(12,174,275)
Net interest income	$2,506,260	$4,522,037
Less:
Provision for credit losses	(802,433)	32,826
Income from real estate owned operations	(113,895)	1,567,335
Expenses from real estate owned operations	—	(1,411,495)
Depreciation from real estate owned operations	—	(344,785)
Real estate owned impairment expense	(1,208,071)	—
General and administrative fees	(78,876)	(200,614)
Net (loss) income	$302,985	$4,165,304

Statements of Operations	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest income	$35,205,022	$56,057,639
Interest expense	(27,695,908)	(38,457,523)
Net interest income	$7,509,114	$17,600,116
Less:
Provision for credit losses	(3,511,484)	(5,806,153)
Income from real estate owned operations	(113,895)	1,567,335
Expenses from real estate owned operations	—	(1,411,495)
Depreciation from real estate owned operations	—	(483,562)
Real estate owned impairment expense	(1,208,071)	—
Loss on extinguishment of debt	(1,152,861)	—
General and administrative fees	(265,689)	(611,675)
Net (loss) income	$1,257,114	$10,854,566

NOTE 5 - REAL ESTATE OWNED

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 5 – REAL ESTATE OWNED (Continued)
During the nine months ended September 30, 2026, Lument Real Estate Capital, LLC ("LREC"), as servicer for LCMT Warehouse, LLC, LCMT NPL Warehouse, LLC and LMNT 2025-FL3, indirect wholly owned subsidiaries of the Company, foreclosed on three multifamily bridge loans located in Colorado Springs, CO, Arlington, TX, and Dallas, TX with an aggregate net carrying value of $44.2 million, net of specific reserves of $10.3 million, with ownership and deeds to the properties being taken by newly formed subsidiaries of the Company.

During the three months ended September 30, 2026, the Company determined that four of its REO properties met the criteria for classification as held for sale. One of the properties located in Dallas, TX with a carrying value of $17.5 million was designated as held for sale upon foreclosure in the quarter and two of the properties located in Colorado Springs, CO and Arlington, TX with aggregate net carrying value of $24.1 million were reclassified from real estate held for investment to real estate held for sale in the quarter. As of September 30, 2026, offering memorandums had been prepared for each property and the properties were being actively marketed for sale. The Company expects to complete the sales within one year of their classification as held for sale.

During the year ended December 31, 2025, LREC, as special servicer for 2021-FL1 CLO, foreclosed on two multifamily bridge loans located in San Antonio, TX with an aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deed to the properties being taken by newly formed subsidiaries of the Company. Additionally, LREC, as special servicer for LMF 2023-1 Financing, foreclosed on two multifamily bridge loans located in Houston, TX and San Antonio, TX with an aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deeds to the properties being taken by newly formed subsidiaries of the Company.

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

At September 30, 2026 and December 31, 2025, our REO assets were comprised of five and three multifamily properties, respectively, held within various subsidiaries of the Company. A summary of our REO assets is as follows:

	September 30, 2026	December 31, 2025
Real estate owned, held-for-investment
Land	$4,278,273	$4,278,272
Building	23,465,278	22,907,888
Less: Accumulated depreciation	(1,025,649)	(347,150)
Total	$26,717,902	$26,839,010

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$49,839,418	$24,099,072
Total	$49,839,418	$24,099,072

At September 30, 2026 and December 31, 2025, our REO properties had a weighted average occupancy rate of approximately 66.8% and 69.1%, respectively.

We recorded depreciation and amortization expense related to the REO assets of $0.4 million and $1.1 million for the three and nine months ended September 30, 2026, respectively, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $2.5 million and $5.9 million and operating expense of $2.7 million and $5.6 million for the three months and nine months ended September 30, 2026, respectively, recorded as "Net income (expense) from real estate owned operations" in the consolidated statement of operations.

During the three and nine months ended September 30, 2026, the Company recognized impairment expense of $3.9 million and $5.2 million, respectively, related to certain real estate owned properties classified as held for sale. During the three months ended September 30, 2026, impairment expense of $3.9 million related to two multifamily properties located in Houston, TX and Dallas, TX. The properties were being actively marketed for sale and were subject to purchase and sale agreements. Based on the contractual sale prices under the purchase and sale agreements, the Company determined the estimated fair values of the properties and recorded impairment charges to reduce the carrying values to fair value less estimated costs to sell. The impairment expense is included in "Real estate owned impairment expense" in the Company's consolidated statements of operations.

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
September 30, 2026

NOTE 6 – RESTRICTED CASH (Continued)
LMF 2023-1 Financing was actively managed with an initial reinvestment period of 24 months which expired in July 2025.

LMNT 2025-FL3 CLO is actively managed with an initial reinvestment period of 30 months which expires in May 2028. As loans pay off or mature, as applicable, during this reinvestment period, cash received is restricted and intended to be reinvested within LMNT 2025-FL3 CLO in accordance with the terms and conditions of its governing agreements.

NOTE 7 - SECURED FINANCING AGREEMENTS

Master Repurchase and Secured Lending Agreements

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement ("Repurchase Agreement") with JPMorgan Chase Bank, N.A. The Repurchase Agreement provides up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at per annum rates equal to term SOFR plus a spread to be determined on a case-by-case basis. The initial maturity date of the Repurchase Agreement is November 3, 2028, with two (2) one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions as described in more detail in the Repurchase Agreement. Under the Guarantee Agreement ("Guarantee Agreement") made by LFT in favor of JPMorgan Chase Bank, N.A., Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. The Repurchase Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.

The Repurchase Agreement and Guarantee Agreement contain affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum unencumbered liquidity, maximum total net leverage ratio, minimum tangible net worth, and a minimum interest coverage ratio. As of September 30, 2026 and December 31, 2025, we were in compliance with these covenants. On May 14, 2026, the Company and JPMorgan Chase Bank, N.A. entered into an amendment to the Guarantee Agreement which waived the maximum total net leverage ratio covenant for the period ended March 31, 2026, and amended the maximum total net leverage ratio for the remainder of the 2026 fiscal year. On August 12, 2026, the Company and JPMorgan Chase Bank, National Association entered into a second amendment to the Guarantee Agreement which amended the minimum interest coverage ratio for the calendar quarters ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027.

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

The following table presents certain loan and borrowing characteristics of the Repurchase Agreement and Loan Agreement as of September 30, 2026 and December 31, 2025:

September 30, 2026
Facility							Collateral
Secured Funding Agreements:	Current Maturity	Final Stated Maturity(1)	Maximum Facility Size	Outstanding Balance	Carrying Value(2)	Weighted Average Funding Cost(3)	Outstanding Principal	Carrying Value
Repurchase Agreement(4)	November 2028	November 2030	$450,000,000	$232,992,965	$231,519,096	6.2%	$336,608,665	$329,964,344
Loan Agreement	December 2027	December 2029	50,000,000	17,700,000	17,530,234	7.4%	29,977,515	25,531,845
Subtotal			$500,000,000	$250,692,965	$249,049,330	5.8%	$366,586,180	$355,496,189

December 31, 2025
Facility							Collateral
Secured Funding Agreements:	Current Maturity	Final Stated Maturity(1)	Maximum Facility Size	Outstanding Balance	Carrying Value(2)	Weighted Average Funding Cost(3)	Outstanding Principal	Carrying Value
Repurchase Agreement(4)	November 2028	November 2030	$450,000,000	$177,193,781	$175,204,869	5.6%	$259,571,503	$256,531,194
Loan Agreement	December 2027	December 2029	50,000,000	17,000,000	16,738,351	7.2%	34,650,632	29,281,632
Subtotal			$500,000,000	$194,193,781	$191,943,220	5.7%	$294,222,135	$285,812,826
(1)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in LFT's discretion are exercised.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 7 – SECURED FINANCING ARRANGEMENTS (Continued)
(2)    Net of $1.6 million and $2.3 million unamortized deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
(3)    Weighted average funding cost for Repurchase Agreement assumes applicable 30-day term SOFR of 3.89% and 3.73% as of September 30, 2026 and December 31, 2025, respectively, and a spread of 1.90% and 1.85%, respectively. Weighted average funding cost for Loan Agreement assumes applicable 30-day term SOFR of 3.89% and 3.73% as of September 30, 2026 and December 31, 2025, respectively, and a spread of 3.50%.
(4)    Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks.

NOTE 8 - SECURED TERM LOAN

On January 15, 2019, the Company, together with its FOAC and Lument CMT Equity subsidiaries (together with the Company, the "Credit Parties"), entered into a Credit and Guaranty Agreement ("Credit and Guaranty Agreement"), as amended on February 13, 2019, July 9, 2020, April 21, 2021, February 22, 2022, February 17, 2026, February 20, 2026 and August 12, 2026, with the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (in such capacity, the "Agent"), providing for a term facility to be drawn in an aggregate principal amount of $40.25 million with a maturity of 6 years. On February 14, 2019, the Company drew on the Secured Term Loan in the aggregate principal amount of $40.25 million generating net proceeds of $39.2 million.

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
On February 20, 2026, the Company, together with its Credit Parties, entered into a further amendment (the "Sixth Amendment") to the Credit and Guaranty Agreement with the Agent and the lenders party thereto. The Sixth Amendment (1) provided the Company with an incremental secured term loan in the aggregate principal amount of $2.3 million, generating net proceeds of $1.9 million, which the Company drew upon on February 23, 2026, (2) extended the maturity from February 20, 2026 to February 20, 2030, (3) amended certain terms applicable to borrowing base eligible assets, permitted debt and the advance rate applicable to borrowing base debt subsidiaries and (4) amended certain financial covenants, including the maximum total net leverage ratio and minimum tangible net worth, and included a minimum liquidity financial covenant. Borrowings under the Credit and Guaranty Agreement bear interest at a fixed rate of 9.75% per annum, which is subject to step up by 0.50% per annum for the first three months after February 20, 2029, with further step ups of 0.50% per annum for every three months thereafter until the maturity date.

On August 12, 2026, the Company, together with its Credit Parties, entered into a further amendment (the "Seventh Amendment") to the Credit and Guaranty Agreement with the Agent and the lenders party thereto. The Seventh Amendment amended the minimum interest coverage ratio for the periods ending June 30, 2026 through March 31, 2027.

The outstanding balance of the Secured Term Loan in the table below is presented gross of deferred financing costs of $428,821 and $30,721 at September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026		December 31, 2025
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Secured Term Loan	$50,000,000	$50,000,000	$47,750,000	$47,750,000
Total	$50,000,000	$50,000,000	$47,750,000	$47,750,000

The Credit and Guaranty Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and a minimum interest coverage ratio. As of September 30, 2026 and December 31, 2025, we were in compliance with these covenants.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 8 – SECURED TERM LOAN (Continued)
The Credit and Guaranty Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

NOTE 9 - MORTGAGE SERVICING RIGHTS

As of September 30, 2026, the Company retained the servicing rights associated with an aggregate principal balance of $48,933,237 of residential mortgage loans that the Company had previously transferred to residential mortgage loan securitization trusts. The Company's MSRs are held and managed at the Company's TRS, and the Company employs two licensed sub-servicers to perform the related servicing activities.

The following table presents the Company's MSR activity for the nine months ended September 30, 2026 and the nine months ended September 30, 2025:

	September 30, 2026	September 30, 2025
Balance at beginning of period	$554,246	$649,287
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	6,219	(20,842)
Other changes to fair value(1)	(57,168)	(62,832)
Balance at end of period	$503,297	$565,613

Loans associated with MSRs(2)	$48,933,237	$56,121,981
MSR values as percent of loans(3)	1.03%	1.01%
(1)Amounts represent changes due to realization of expected cash flows and prepayment of principal of the underlying loan portfolio.
(2)Amounts represent the unpaid principal balance of loans associated with MSRs outstanding at September 30, 2026 and September 30, 2025, respectively.
(3)Amounts represent the carrying value of MSRs at September 30, 2026 and September 30, 2025, respectively, divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the servicing income recorded on the Company's consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Servicing income, net	$79,477	$50,423
Total servicing income	$79,477	$50,423

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Servicing income, net	$171,397	$128,502
Total servicing income	$171,397	$128,502

NOTE 10 - FAIR VALUE

The following tables summarize the valuation of the Company's assets and liabilities carried at fair value on a recurring basis within the fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of September 30, 2026
Assets:
Mortgage servicing rights	$—	$—	$503,297	$503,297
Total	$—	$—	$503,297	$503,297

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 10 – FAIR VALUE (Continued)

	December 31, 2025
	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Unobservable inputs Level 3	Balance as of December 31, 2025
Assets:
Mortgage servicing rights	$—	$—	$554,246	$554,246
Total	$—	$—	$554,246	$554,246

As of September 30, 2026 and December 31, 2025, the Company had $503,297 and $554,246, respectively, in Level 3 assets. The Company's Level 3 assets are comprised of MSRs. For more detail about Level 3 assets, also see Notes 2 and 9.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at September 30, 2026 and December 31, 2025:

As of September 30, 2026
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.1 - 9.3%	8.4%
	Discount rate	12.0%	12.0%

As of December 31, 2025
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted cash flow	Constant prepayment rate	7.0 - 8.6%	7.8%
	Discount rate	12.0%	12.0%
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount, face amount and fair value of the financial instruments described in Note 2:

	September 30, 2026
	Level in Fair Value Hierarchy	Carrying Value	Face Amount	Fair Value
Assets:
Cash and cash equivalents	1	$26,913,031	$26,913,031	$26,913,031
Restricted cash	1	16,029,720	16,029,720	16,029,720
Commercial mortgage loans held-for-investment, net	3	952,126,871	980,607,492	954,624,575
Total		$995,069,622	$1,023,550,243	$997,567,326

Liabilities:
Collateralized loan obligations and secured financings	2	$581,074,424	$584,983,000	$587,618,411
Master repurchase agreements	3	231,519,096	232,992,965	231,519,096
Term lending agreement	3	17,530,234	17,700,000	17,530,234
Secured Term Loan	3	49,571,179	50,000,000	48,620,970
Total		$879,694,933	$885,675,965	$885,288,711

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

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

For the three months ended September 30, 2026, the Company incurred management fees of $1,062,849 (September 30, 2025: $1,099,959), recorded as "Management and incentive fees" in the consolidated statements of operations. As of September 30, 2026, fees and expenses for the third quarter payable to the Manager totaled $1,080,000 (September 30, 2025: $1,110,000) which are included in "Fees and expenses payable to Manager" in the consolidated balance sheets. The September 30, 2026 and September 30, 2025 payable balances include unpaid management and incentive fees and quarterly true-up amounts due to the Manager.

For the three months ended September 30, 2026 and three months ended September 30, 2025, the Company did not incur any incentive fees.

For the nine months ended September 30, 2026, the Company incurred management fees of $3,246,365 (September 30, 2025: $3,314,712), recorded as "Management and incentive fees" in the consolidated statements of operations. As of September 30, 2026, fees and expenses payable to the Manager totaled $1,080,000 (September 30, 2025: $1,110,000) which are included in "Fees and expenses payable to Manager" in the consolidated balance sheets. The September 30, 2026 and September 30, 2025 payable balances include unpaid management and incentive fees and quarterly true-up amounts due to the Manager.

For the nine months ended September 30, 2026, the Company did not incur any incentive fees and for the nine months ended September 30, 2025, the Company incurred incentive fees of $201,087, recorded as "Management and incentive fees" in the consolidated statement of operations, all of which was paid in the period. The Manager agreed to waive $453,222 in incentive fees that otherwise would have been incurred with respect to the nine months ended September 30, 2025.

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

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

For the three months ended September 30, 2026, the Company incurred reimbursable expenses of $350,543 (September 30, 2025: $451,778), recorded as "operating expenses reimbursable to Manager" in the consolidated statements of operations, of which $277,050 (September 30, 2025: $341,325) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the three months ended September 30, 2026, the Company waived $585,900 in gross exit fees, reducing reimbursed expenses by $292,950 and for the three months ended September 30, 2025, the Company waived $377,351 in gross exit fees, reducing reimbursed expenses by $188,675.

For the nine months ended September 30, 2026, the Company incurred reimbursable expenses of $1,440,378 (September 30, 2025: $1,351,199), recorded as "operating expenses reimbursable to Manager" in the consolidated statements of operations, of which $353,598 (September 30, 2025: $341,325) was accrued but had not yet been paid, included in "fees and expenses payable to Manager" in the consolidated balance sheets. Per the management agreement, any exit fees waived by the Company as a result of permanent financing by the Manager or any of its affiliates shall result in a reduction to reimbursed expenses by an amount equal to 50% of the amount of any such waived exit fee capped at a waived exit fee of 1%. For the nine months ended September 30, 2026, the Company waived $865,803 in gross exit fees, reducing reimbursed expenses by $432,901 and for the nine months ended September 30, 2025, the Company waived $449,049 in gross exit fees, reducing reimbursed expenses by $224,524.

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

During the second quarter of 2026, we purchased the following from LSF: (a) two loans with an aggregate unpaid principal balance of $35.7 million at par; (b) two funded advances with an unpaid principal balance of $23.7 million at par and (c) one funded advance with an unpaid principal balance of $0.3 million at a discount of $0.0 million.

During the third quarter of 2026, we purchased two loans with an aggregate unpaid principal balance of $44.5 million at par from LSF.

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

In connection with its role as servicer and special servicer with respect to mortgage assets held in the 2021-FL1 CLO through its redemption in December 2025, the LMF 2023-1 Financing through its redemption in February 2026, the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement, LREC is paid certain fees under the 2021-FL1 CLO through its redemption in December 2025, the LMF 2023-1 Financing through its redemption in February 2026, the LMNT 2025-FL3 CLO, the Repurchase Agreement and the Loan Agreement depending upon the specific services rendered, including servicing fees, special servicing fees, workout fees and liquidation fees. In addition, LREC, as servicer and/or special servicer, may be entitled to retain certain fees or portions thereof paid by borrowers, including modification, waiver, assumption, transfer, processing, consent, review and similar fees, defeasance fees, late fees and application fees. During the three and nine months ended September 30, 2026, LREC received servicing fees, inclusive of both servicing and special servicing fees of $90,240 and $293,607, respectively, compared to $159,628 and $466,048, respectively, for the three and nine months ended September 30, 2025.

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
September 30, 2026

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

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

As of September 30, 2026, LFT was not involved in any material legal proceedings regarding claims or legal actions against LFT.

Unfunded Commitments

As of September 30, 2026, LSF, an affiliate of the Manager, had $15.4 million of unfunded commitments related to loans held in LMNT 2025-FL3 CLO. These commitments are not reflected on the Company's consolidated balance sheets.

As of September 30, 2026, LSF had $2.1 million of unfunded commitments related to loans pledged to the Repurchase Agreement. These commitments are not reflected on the Company's consolidated balance sheets.

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

NOTE 13 - EQUITY

Common Stock

The Company has 450,000,000 authorized shares of common stock, par value $0.01 per share, with 5,256,364 and 5,239,926 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

Reverse Stock Split

On September 9, 2026, the Company effected a 1-for-10 reverse stock split of its outstanding shares of common stock. As a result of the reverse stock split, every 10 shares of the Company's issued and outstanding stock were automatically combined into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and stockholders otherwise entitled to receive fractional shares received cash in lieu thereof. All share and per-share amounts presented in the accompanying consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

Stock Repurchase Program

On December 15, 2015, the Board authorized a stock repurchase program (the "Repurchase Program"), to repurchase up to $10 million of the Company's outstanding common stock. Shares of the Company's common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18(b)(1) of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of the Company's common stock when the purchase price is less than the Company's estimate of the Company's current net asset value per common share. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be canceled and, until reissued by the Company, will be deemed to be authorized but unissued shares of the Company's common stock. No share repurchases have been made since January 19, 2016. Through September 30, 2026, the Company had repurchased 12,686 shares of common stock at a weighted average share price of $50.90. As of September 30, 2026, $9.4 million of common stock remained authorized for future share repurchase under the Repurchase Program.

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 13 – EQUITY (Continued)
Preferred Stock

At September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share, with 2,400,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. Voting and other rights and preferences will be determined by the Company's Board of Directors upon issuance.

Distributions to stockholders

For the taxable year to date, the Company has declared dividends to common stockholders totaling $4,197,024, or $0.80 per share. All share and per-share amounts have been retrospectively adjusted to reflect the 1-for-10 reverse stock split effected on September 9, 2026. The following table presents cash dividends declared by the Company on its common stock during the nine months ended September 30, 2026:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2026	March 31, 2026	April 15, 2026	$2,097,579	$0.400
June 12, 2026	June 30, 2026	July 15, 2026	$2,099,445	$0.400

The following table presents cash dividends declared by the Company on its Series A Preferred Stock for the nine months ended September 30, 2026:

Declaration Date	Record Date	Payment Date	Dividend Amount	Cash Dividend Per Weighted Average Share
March 19, 2026	April 1, 2026	April 15, 2026	$1,181,250	$0.49219
June 12, 2026	July 1, 2026	July 15, 2026	$1,181,250	$0.49219
September 18, 2026	October 1, 2026	October 15, 2026	$1,181,250	$0.49219

Non-controlling interests

On November 29, 2018, LCMT, which is an indirect wholly-owned subsidiary of the Company that has elected to be taxed as a REIT for U.S. Federal income tax purposes, issued 125 shares of Series A Preferred Shares ("LCMT Preferred Shares").  Net proceeds to LCMT were $99,500 representing $125,000 in equity raised, less $25,500 in expenses and are reflected as "Non-controlling interests" in the Company's consolidated balance sheets.  Dividends on the LCMT Preferred Shares are cumulative annually, in an amount equal to 12% of the initial purchase price plus any accrued unpaid dividends.  The LCMT Preferred Shares are redeemable at any time by LCMT.  The redemption price through December 31, 2020 was 1.1x the initial purchase price plus all accrued and unpaid dividends, and the initial purchase price plus all accrued and unpaid dividends thereafter.  The holders of the LCMT Preferred Shares have limited voting rights, which do not entitle the holders to participate in or otherwise direct the management of LCMT or the Company.  The LCMT Preferred Shares are not convertible into or exchangeable for any other property or securities of LCMT or the Company.  Dividends on the LCMT Preferred Shares, which amounted to $15,000 for the year ended December 31, 2025, are reflected in "Dividends to preferred stockholders" in the Company's consolidated statements of operations. As of September 30, 2026, LCMT had $7,500 in accrued dividends on the LCMT Preferred Shares which are reflected in "dividends to preferred stockholders" in the Company's consolidated statements of operations of which $3,791 were accrued and unpaid dividends on the LCMT Preferred Shares which are reflected in "Dividends payable" in the Company's consolidated balance sheet.

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

The maximum aggregate number of shares of common stock issuable pursuant to the Stock-for-Fees Program is 261,156. The maximum aggregate number of shares issuable to an independent director pursuant to the Stock-for-Fees Program shall not exceed 52,231 shares of common stock. The Company

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 13 – EQUITY (Continued)
issued 9,006 shares with a weighted-average share price of $21.10 in 2025 and has issued 16,480 shares with a weighted-average price of $9.56 pursuant to the Stock-for-Fees Program during the nine months ended September 30, 2026.

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

All share and per-share amounts have been retrospectively adjusted to reflect the 1-for-10 reverse stock split effected on September 9, 2026.

The following tables set forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
	2026	2025
Numerator:
Net income (loss)	$(12,323,077)	$1,843,639
Less: preferred stock dividends	(1,185,041)	(1,185,042)
Net income (loss) available to common stockholders	$(13,508,118)	$658,597

Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	5,252,331	5,235,247

Earnings (loss) per share:
Basic and diluted	$(2.57)	$0.13

	Nine Months Ended September 30,
	2026	2025
Numerator:
Net income (loss)	$(20,129,399)	$5,011,844
Less: preferred stock dividends	(3,555,042)	(3,555,042)
Net income (loss) available to common stockholders	$(23,684,441)	$1,456,802

Denominator:
Weighted-average shares of common stock outstanding - basic and diluted	5,246,160	5,233,171

Earnings (loss) per share:
Basic and diluted	$(4.51)	$0.28

There were no potentially dilutive securities outstanding during the periods presented that would have been dilutive, or any anti-dilutive effects requiring exclusion. As a result, basic and diluted earnings (loss) per share are the same.

NOTE 15 - INCOME TAXES

The Company has elected to be treated as a REIT under federal income tax laws. As a REIT, the Company must generally distribute annually at least 90% of its taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to its earnings that

LUMENT FINANCE TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2026

NOTE 15 - INCOME TAXES (Continued)
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

Certain activities of the Company that produce prohibited income are conducted through a TRS, FOAC, to protect the Company's REIT election and FOAC is therefore subject to tax as a U.S. C-Corporation. To maintain its REIT election, the Company must continue to meet certain ownership, asset and income requirements set forth in the Code. As further discussed below, the Company may be subject to non-income taxes on excess amounts of assets or income that cause a failure of any of the REIT testing requirements. As of September 30, 2026 and December 31, 2025, we were in compliance with all REIT requirements.

As of September 30, 2026, tax years 2022 through 2025 remain subject to examination by taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

On October 28, 2026, the Company provided notice to JPMorgan Chase Bank, N.A. to reduce the maximum facility under its Repurchase Agreement from $450 million to $300 million, effective November 2, 2026.

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

All share and per-share amounts presented in the following discussion have been retrospectively adjusted for all periods presented to reflect the 1-for-10 reverse stock split that became effective on September 9, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In addition, our management may from time to time make oral forward-looking statements. You can identify forward-looking statements by use of words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "may," "will," "seek," "would," "could" or the negative of these words and phrases or similar words and phrases, or by discussions of strategy, plans or intentions. Statements regarding the following subjects, among others, may be forward-looking: the return on equity; the yield on investments; the ability to borrow to finance assets; and risks associated with investing in real estate assets, including changes in business conditions, changes in interest rates or inflation and any resulting effect on our borrowers or liquidity, and the general economy. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us on the date of this quarterly report. Actual results may differ from expectations, estimates and projections. Readers are cautioned not to place undue reliance on forward-looking statements in this quarterly report and should consider carefully the risk factors described in Part I, Item IA "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2025 in evaluating these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. It is not possible to predict or identify all such risks. Additional information concerning these and other risk factors are contained in our 2025 10-K and our quarterly report on Form 10-Q for the period ended June 30, 2026, which is available on the Securities and Exchange Commission's website at www.sec.gov.

Overview

We are a Maryland corporation that is focused on investing in, originating, financing and managing a portfolio of CRE debt investments. We are externally managed by Lument Investment Management (the "Manager" or "Lument IM").

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

During 2026, global financial markets have continued to experience periods of uncertainty and volatility related to international trade policy, geopolitical developments, inflation and the future path of monetary policy. Longer-term interest rates and borrowing costs remain elevated and have experienced continued volatility. Commercial real estate market conditions have shown signs of stabilization in certain property sectors, although performance continues to vary by property type and geographic market. Financing markets have generally remained active, although the cost and availability of capital continue to be influenced by interest rates, lender risk appetite, property-level fundamentals and broader economic conditions. Market participants continue to evaluate these factors and their potential effects on property values, transaction activity and borrower refinancing. We continue to closely monitor these conditions, as they may affect borrower performance and refinancing activity, loan acquisition and origination activity, liquidity, financing and our capital allocation decisions.

On September 9, 2026, the Company effected a 1-for-10 reverse stock split of its outstanding shares of common stock. As a result of the reverse stock split, every 10 shares of the Company's issued and outstanding common stock were automatically combined into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and stockholders otherwise entitled to receive fractional shares received cash in lieu thereof. All share and per-share amounts presented in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations thereto have been retrospectively adjusted to reflect the reverse stock split for all periods presented.
Third Quarter 2026 Summary
Operating Results

•Net loss attributable to common stockholders of $13.5 million, or $2.57 per share of common stock
•Distributable Loss of $0.7 million, or $0.13 per share of common stock
•On September 18, 2026, the Company announced a suspension of its quarterly common dividend
•On September 18, 2026, the Company announced its third quarter preferred dividend of $0.49219 per share of Series A Preferred Stock
•Book value of common stock as of September 30, 2026 was $131.3 million, or $24.97 per share of common stock

Investment Activity

•We acquired or originated, as applicable, four loans with an initial unpaid principal balance of $67.2 million and a weighted average interest rate of 30-day term SOFR plus 3.0%
•Experienced $79.3 million in loan payoffs
•$955.2 million senior loan portfolio is 100% floating rate with an average spread to 30-day term Secured Overnight Financing Rate ("SOFR") of 3.26%, excluding unamortized purchase discounts of $0.4 million and deferred loan fees of $0.9 million as of September 30, 2026
•Multifamily assets represent 93.3% of loan portfolio
•Classified three REO properties located in Colorado Springs, CO, Arlington, TX and Dallas, TX with an aggregate carrying valued of $41.6 million as held for sale as of September 30, 2026, reflecting continued progress toward their disposition.

Portfolio Financing

•Non-mark-to-market financing is $0.6 billion with an average spread to 30-day term SOFR of 1.90% as of September 30, 2026, representing 72% of our secured financings
Factors Impacting Our Operating Results

Market conditions. Our results of operations are affected by a number of factors, including the level of our net interest income, the credit performance and value of our assets, and the supply of and demand for our target investments. Our net interest income is affected primarily by changes in market interest rates and prepayment activity, as well as the ability of the borrowers underlying our commercial mortgage loans to make payments in accordance with their contractual terms. During the nine months ended September 30, 2026, we foreclosed on three multifamily properties as a result of borrower defaults, which reduced interest income on the related loans.

Our operating results are also affected by conditions in the U.S. commercial real estate and broader economic and capital markets. Commercial real estate markets continue to be influenced by elevated interest rates and financing costs, uncertainty regarding the future path of monetary policy, property-specific and sector-specific operating fundamentals, availability and cost of credit, and geopolitical, trade and regulatory developments. These conditions may affect property values, borrowers' ability to refinance or repay their obligations and the availability and pricing of new investment opportunities.

Changes in market interest rates. Generally, our business model has historically resulted in rising interest rates increasing our net interest income and declining interest rates decreasing our net interest income, although the actual impact depends on a number of factors, including the interest rate floors and contractual spreads on our assets and the terms of our financing arrangements. Substantially all of our commercial mortgage loans and related financing arrangements bear interest at floating rates. Accordingly, changes in short-term interest rates generally affect both the interest income earned on our investments and the interest expense incurred on our borrowings.
As of September 30, 2026, 99.9% of our investments by total investment exposure earned a floating rate of interest, of which 100.0% were indexed to 30-day term SOFR. Additionally, 100.0% of our collateralized loan obligations and secured financings were indexed to 30-day term SOFR. As of September 30, 2026, 100.0% of the loans in our commercial mortgage loan portfolio had SOFR floors, with a weighted-average SOFR floor of 2.67%, and 10.8% had interest rate floors greater than the then-current 30-day term SOFR rate. The weighted-average spread on our commercial mortgage loan portfolio was 3.26% as of September 30, 2026. There can be no assurance that comparable floors or spreads will be available on future loan originations or acquisitions.

Following reductions in the federal funds rate during 2024 and 2025, the Federal Reserve maintained its target range during the first part of 2026. On September 16, 2026, the Federal Reserve increased the target range for the federal funds rate by 25 basis points to 3.75% to 4.00% and maintained that target range at its October 28, 2026 meeting. Inflation remains above the Federal Reserve's long-term target, and the timing, direction and magnitude of future changes in monetary policy remain uncertain.

In addition to the effect of interest rate changes on our net interest income, higher interest rates may adversely affect the performance of our floating-rate assets. Elevated debt service requirements may strain the operating cash flows of the properties securing our loans and may adversely affect borrowers' ability to refinance their obligations, potentially increasing the risk of default. We seek to mitigate this risk through our underwriting and asset management processes and through structural protections that may include borrower-purchased interest rate caps, interest reserves and other credit support. As of September 30, 2026, 64.9% of our performing loans had interest rate caps with a weighted-average strike price of 4.05%.

Credit risk.  Our commercial mortgage loans and other investments are subject to credit risk. The performance and value of these investments depend in significant part on the ability of borrowers and sponsors to operate the properties securing our loans and generate sufficient cash flows to service their obligations. Our Manager's asset management team monitors our portfolio through regular reviews and communications with borrowers, co-lenders and local market experts, with a focus on identifying borrower-, property- and market-specific developments and, where appropriate, enforcing our rights as lender.

The value and performance of commercial real estate collateral may be adversely affected by, among other factors, national, regional and local economic conditions; elevated financing costs; changes in capitalization rates and property values; availability of refinancing; property-specific operating performance; changes in supply and demand; and other market conditions. Declines in collateral values or property cash flows may reduce borrowers' ability to repay or refinance their loans and may result in realized or expected credit losses.

As of September 30, 2026, 91.8% of the commercial mortgage loans in our portfolio were current as to principal and interest. We evaluate loans exhibiting heightened credit risk for potential credit losses. For collateral-dependent loans for which repayment is expected substantially through operation or sale of the underlying collateral, expected credit losses are measured based on the fair value of the collateral, adjusted as applicable for estimated costs to sell. There can be no assurance that our borrowers will remain current as to principal and interest or that we will not enter into forbearance agreements, loan modifications or other workout arrangements to protect the value of our commercial mortgage loan assets. Such events could have a material adverse effect on our results of operations.

Liquidity and financing markets. Our liquidity requirements include funding investment commitments, servicing and repaying borrowings, paying operating expenses and dividends and satisfying other general business needs. Our sources of liquidity include cash generated from operations and loan repayments, proceeds from equity or debt issuances, secured financing arrangements and other sources of funding.

We finance our commercial mortgage loans primarily through collateralized loan obligations and other secured financing arrangements. Certain of these arrangements are structured as non-recourse financings with maturities generally aligned with the underlying assets and are not subject to mark-to-market margin requirements. We also utilize other financing arrangements that may provide for margin calls or additional collateral requirements following specified credit events.

Our ability to originate or acquire additional commercial mortgage loans depends in part on the availability and cost of financing. Continued volatility in interest rates and capital markets, elevated financing costs, and economic and geopolitical uncertainty could reduce the availability or increase the cost of financing and may limit our ability to deploy capital or grow our investment portfolio. We may also use liquidity to acquire or repurchase commercial mortgage loans from our CRE CLOs or other financing arrangements, which could reduce the capital available for new investments.

Our CRE CLOs and certain other secured financing arrangements include interest coverage, overcollateralization or other performance tests. Failure to satisfy these tests may alter the priority of distributions and reduce or eliminate cash distributions to subordinate debt or equity interests retained by us until the applicable tests are satisfied or specified senior securities are repaid. In addition, certain financing arrangements provide for margin calls or other collateral requirements following specified credit events. A failure to satisfy such requirements or comply with applicable covenants could result in a default and permit the applicable lender to accelerate the amounts outstanding, terminate commitments, require additional collateral or exercise remedies against the underlying collateral.

Prepayment speeds. Prepayment risk is the risk that principal on our investments is repaid at a different rate from our expectations. Prepayments may affect the timing of the recognition of purchase premiums or discounts and may require us to reinvest proceeds at yields or spreads that differ from those on the prepaid assets.

As of September 30, 2026, we had acquired twenty-nine loans and twenty funded loan advances with an initial aggregate unpaid principal balance of $475.2 million and an aggregate purchase discount of $8.3 million. Our aggregate unaccreted purchase discount was $0.4 million as of September 30, 2026, and accordingly, we do not believe the effect of purchase discount accretion represents a material risk to our interest income.

We are also subject to prepayment and reinvestment risk in connection with our secured financings. The reinvestment period for LMF 2023-1 Financing expired in July 2025, while the reinvestment period for LMNT 2025-FL3 extends through May 2028. During an applicable reinvestment period, principal repayments and prepayments may generally be reinvested in eligible replacement assets. Because the financing spreads on our secured borrowings generally remain fixed until repayment while spreads on newly originated loans vary with market conditions, reinvestment into lower-spread assets could reduce our future net interest income.

To the extent any loans are permanently financed by the Manager or any of its affiliates, applicable prepayment penalties may be waived, resulting in a reduction of reimbursed expenses by an amount equal to 50% of the waived fee, subject to a maximum waived fee of 1%.

Changes in market value of our assets. We account for our commercial mortgage loans at amortized cost. Accordingly, changes in the market value of these loans generally do not directly affect our earnings. However, deterioration in the credit quality of a loan may result in an increase in our allowance for credit losses and a corresponding provision for credit losses. For collateral-dependent loans for which repayment is expected substantially through the operation or sale of the underlying collateral, expected credit losses are generally measured based on the fair value of the collateral, adjusted as applicable for estimated costs to sell. Changes in our provision for credit losses directly affect our results of operations.

Governmental actions. Changes in U.S. economic, fiscal, monetary, trade and regulatory policies may affect the commercial real estate and financing markets in which we operate. Such changes may affect interest rates, credit availability, financing costs, property values and economic activity and, consequently, could affect the performance of our borrowers and our investment portfolio. The timing and ultimate effect of any such changes are uncertain.

Key Financial Measures and Indicators

As a real estate investment trust, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings or Loss, and book value per share of common stock. For the three months ended September 30, 2026, we recorded a loss per share of $2.57, suspended the quarterly common dividend, and reported $0.13 per share of Distributable Loss. In addition, our book value per share was $24.97.

As further described below, Distributable Earnings or Loss is a measure that is not prepared in accordance with GAAP, which helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings or Loss is a performance metric we consider when declaring our dividends.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net (loss) income per share and dividends declared per share:

	Three Months Ended
	September 30, 2026	December 31, 2025
Net (loss) income	$(13,508,118)	$(8,942,111)
Weighted-average shares outstanding, basic and diluted	5,252,331	5,238,172
Net (loss) income per share, basic and diluted	$(2.57)	$(1.71)
Dividends declared per share	$—	$0.40

Distributable Earnings or Loss

Distributable Earnings or Loss is a non-GAAP financial measure, which we define as GAAP net income (loss) attributable to holders of common stock, or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for that applicable reporting period, regardless of whether such items are included in other comprehensive income (loss) or net income (loss), and (iv) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items after discussions with the Board and approved by a majority of the Company's independent directors.

While Distributable Earnings or Loss excludes the impact of any unrealized provisions for credit losses, any credit losses are charged off and realized through Distributable Earnings or Loss when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosures, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible.

We believe that Distributable Earnings or Loss provides meaningful information to consider in addition to our net income (loss) and cash flows from operating activities determined in accordance with GAAP. We believe Distributable Earnings or Loss is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings or Loss has been a strong indicator of our dividends per share. Dividends are one of the principal reasons investors invest in REIT's. As a REIT, we generally must distribute annually at least 90% of our taxable income, subject to certain adjustments. Refer to Note 15 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Furthermore, Distributable Earnings or Loss helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. We also consider Distributable Earnings or Loss as a performance metric when considering and declaring our dividends on our common stock.

Distributable Earnings or Loss does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to GAAP net income (loss), or an indication of GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings or Loss may differ from the methodologies employed by other companies to calculate the same or similar performance measures, and accordingly, our reported Distributable Earnings or Loss may not be comparable to the Distributable Earnings or Loss reported by other companies.

The following table provides a reconciliation of Distributable Earnings or Loss to GAAP net income (loss):

	Three Months Ended
	September 30, 2026	June 30, 2026
Net (loss) income attributable to common stockholders	$(13,508,118)	$(9,197,948)
Realized loss on mortgage loans	—	(1,841,615)
Realized loss on sale of real estate owned	—	(3,267,833)
Unrealized loss on mortgage servicing rights	3,436	17,268
Provision for (release of) credit losses	8,599,694	8,625,695
Depreciation of real estate owned	318,237	390,272
Real estate owned impairment expense	3,892,329	—
Provision for (benefit from) income taxes	9,231	(10,745)
Distributable (Loss) Earnings	$(685,191)	$(5,284,906)
Weighted-average shares outstanding, basic and diluted	5,252,331	5,245,998
Distributable (Loss) Earnings per share, basic and diluted	$(0.13)	$(1.01)

Book Value Per Share

The following table calculates our book value per share:

	September 30, 2026	December 31, 2025
Total stockholders' equity	$191,262,957	$218,987,218
Less preferred stock (liquidation preference of $25.00 per share)	(60,000,000)	(60,000,000)
Total common stockholders' equity	131,262,957	158,987,218
Shares of common stock issued and outstanding at period end	5,256,364	5,239,926
Book value per share of common stock(1)	$24.97	$30.34
(1)    Book value as of September 30, 2026 and December 31, 2025 includes the impact of an estimated CECL allowance of $27,124,534 or $5.16 per common share and $22,658,121 or $4.32 per common share, respectively.

Investment Portfolio

Commercial Mortgage Loans

As of September 30, 2026, we have determined that we are the primary beneficiary of the LMNT 2025-FL3 CLO based on our obligation to absorb losses derived from ownership of our residual interests. Accordingly, the Company consolidated the assets, liabilities, income and expenses of the underlying issuing entities, collateralized loan obligations and secured financings.

The following table details our loan activity by unpaid principal balance:

Commercial Mortgage Loans Held-for-Investment
Balance at December 31, 2025	$1,114,047,992
Purchases and advances	206,121,463
Proceeds from principal repayments	(310,131,872)
Transfer to real estate owned	(54,567,140)
Charge-offs	12,026,603
Purchase discount	(129,552)
Origination and other fees	(2,027,897)
Accretion of purchase discount	1,346,642
Accretion of deferred loan fees	1,933,648
Provision for allowance for credit losses	(16,493,016)
Balance at September 30, 2026	$952,126,871

The following table details overall statistics for our loan portfolio as of September 30, 2026 and December 31, 2025:

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
September 30, 2026
Loans held-for-investment
Senior secured loans(5)	$980,607,492	$979,251,405	51	100.0%	7.1%	1.5	69.3%
Allowance for credit losses	N/A	$(27,124,534)
	$980,607,492	$952,126,871	51	100.0%	7.1%	1.5	69.3%

					Weighted Average
Loan Type	Unpaid Principal Balance	Carrying Value(1)	Loan Count	Floating Rate Loan %	Coupon(2)	Term (Years)(3)	LTV(4)
December 31, 2025
Loans held-for-investment
Senior secured loans(5)	$1,140,268,217	$1,136,706,113	61	100.0%	7.2%	1.7	68.9%
Allowance for credit losses	N/A	$(22,658,121)
	$1,140,268,217	$1,114,047,992	61	100.0%	7.2%	1.7	68.9%

(1)    Carrying Value includes $440,495 and $1,657,584 in unamortized purchase discounts as of September 30, 2026 and December 31, 2025, respectively.
(2)    Weighted average coupon assumes applicable 30-day term SOFR of 3.76% and 3.85% as of September 30, 2026 and December 31, 2025, respectively, inclusive of weighted average interest rate floors of 2.67% and 2.18%, respectively. As of September 30, 2026 and December 31, 2025, 100.0% of the investments by total investment exposure earned a floating rate indexed to 30-day term SOFR.

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
(5)    As of September 30, 2026, $624,305,808 of the outstanding senior secured loans were held in VIEs and $327,821,063 of the outstanding senior loans were held outside of VIEs. As of December 31, 2025, $856,064,488 of the outstanding senior secured loans were held in VIEs and $257,983,504 of the outstanding senior secured loans were held outside VIEs.

Portfolio Surveillance and Credit Quality

We did not have any impaired loans, non-accrual loans, or loans in maturity default other than the loans discussed below as of September 30, 2026 or December 31, 2025.

During the three months ended September 30, 2026, the Company recorded a provision for credit losses of $8.6 million and $2.7 million of charge-offs, resulting in a $5.9 million net increase in the allowance for credit losses to $27.1 million as of September 30, 2026. For the three months ended September 30, 2026, the Company's estimate of expected credit losses increased primarily due to specific reserves associated with one loan that moved to a risk rating of "5" during the quarter, additional specific reserves on existing risk rated "5" loans, and an increase in the outstanding principal balance of risk rated "4" loans. The increase also reflected changes in macroeconomic assumptions employed in determining the Company's model-based general reserve and was partially offset by the charge-off of a credit loss related to the foreclosure of one risk rated "5" loan.

As of September 30, 2026, we had an aggregate specific allowance for credit losses of $20.5 million due to management's: (1) continued identification of one loan collateralized by one multifamily property in Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $13.7 million as risk rated "5" due to maturity default; (2) continued identification of four loans collateralized by four multifamily properties in Tampa, FL ($4.4 million specific allowance; non-accrual cash basis), Tallahassee, FL ($8.4 million specific allowance; non-accrual cash basis), Ypsilanti, MI ($5.7 million specific allowance; non-accrual cash basis) and Houston, TX ($2.0 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $62.5 million as risk rated "5" due to monetary default and (3) identified one loan collateralized by one multifamily property in Houston, TX (no specific allowance) with an unpaid principal balance of $17.9 million as risk rated "5" due to monetary default.

We recorded $0.3 million in cash basis income received on non-accrual loans during the three months ended September 30, 2026.

As of December 31, 2025, we had an aggregate specific allowance of credit losses of $17.6 million due to management's: (1) continued identification of one loan collateralized by two multifamily properties in Philadelphia, PA ($1.3 million specific allowance) with an aggregate unpaid balance of $15.5 million as risk rated "5" due to maturity default; (2) continued identification of one loan collateralized by a multifamily property in Colorado Springs, CO ($2.4 million specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $10.5 million as risk rated "5" due to monetary default; (3) identification of two loans collateralized by two multifamily properties in Arlington, TX ($3.6 million specific allowance; non-accrual cash basis) and Cedar Park, TX (no specific allowance; non-accrual cash basis) with an aggregate unpaid balance of $35.5 million as risk rated "5" due to maturity default and (4) identification of four loans collateralized by four multifamily properties in Des Moines, IA ($0.5 million specific allowance; non-accrual cash basis), Tampa, FL ($0.9 million specific allowance; non-accrual cash basis), Tallahassee, FL ($3.0 million specific allowance; non-accrual cash basis) and Ypsilanti, MI ($5.9 million specific allowance; non-accrual cash basis) with an aggregate principal balance of $55.8 million as risk rated "5" due to monetary default.

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

In the third quarter of 2026, the $21.9 million Dallas, TX ($2.8 million specific allowance) loan was foreclosed on, with ownership and deed to the property being taken by a newly formed subsidiary of the Company. The reversal of the $2.8 million specific allowance is reflected as a charge-off to the "Allowance for credit losses" in the consolidated balance sheets.

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns a risk rating between "1" and "5," from less risk to greater risk. The average risk rating of the portfolio remained consistent during the nine months ended September 30, 2026. The change in underlying risk rating consisted of loans that paid off with a risk rating of "2" of $33.9 million, a risk rating of "3" of $253.2 million and a risk rating of "5" of $24.1 million during the nine months ended September 30, 2026, partially offset by funding of loans with a risk rating of "2" of $32.2 million, a risk rating of "3" of $172.5 million and a risk rating of "5" of $1.1 million. Additionally, $17.0 million of loans with a risk rating of "2" transitioned to a risk rating of "3," $50.5 million of loans with a risk rating of "3" transitioned to a risk rating of "2," $182.4 million of loans with a risk rating of "3" transitioned to a risk rating of "4", $41.4 million of loans with a risk rating of "4" transitioned to a risk rating of "3" and $32.1 million of loans with a risk rating of "4" transitioned to a risk rating of "5". Further, $54.3 million of loans with a risk rating of "5" were foreclosed and moved to REO.

	September 30, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2026	2025	2024	2023	2022	2021
1	—	$—	$—		$—	$—	$—	$—
2	12	192,867,433	31,843,537	43,974,193	31,339,738	—	61,723,000	23,241,363
3	24	475,513,477	84,693,347	162,225,111	121,896,880	—	75,507,533	29,228,277
4	9	218,122,891	—	—	—	—	38,803,073	174,165,067
5	6	94,103,691	—	—	—	—	59,819,031	13,666,721
	51	$980,607,492	$116,536,884	$206,199,304	$153,236,618	$—	$235,852,637	$240,301,428

Real Estate Owned

During the nine months ended September 30, 2026, Lument Real Estate Capital, LLC ("LREC"), as servicer for LCMT Warehouse, LLC, LCMT NPL Warehouse, LLC and LMNT 2025-FL3, indirect wholly owned subsidiaries of the Company, foreclosed on three multifamily bridge loans located in Colorado Springs, CO, Arlington, TX, and Dallas, TX with an aggregate net carrying value of $44.2 million, net of specific reserves of $10.3 million, with ownership and deeds to the properties being taken by newly formed subsidiaries of the Company.

During the three months ended September 30, 2026, the Company determined that four of its REO properties met the criteria for classification as held for sale. One of the properties located in Dallas, TX with a carrying value of $17.5 million was designated as held for sale upon foreclosure in the quarter and two of the properties located in Colorado Springs, CO and Arlington, TX with aggregate net carrying value of $24.1 million were reclassified from real estate held for investment to real estate held for sale in the quarter. As of September 30, 2026, offering memorandums had been prepared for each property and the properties were being actively marketed for sale. The Company expects to complete the sales within one year of their classification as held for sale.

During the year ended December 31, 2025, LREC, as special servicer for 2021-FL1 CLO, foreclosed on two multifamily bridge loans located in San Antonio, TX with an aggregate net carrying value of $39.5 million, net of specific CECL reserves of $2.4 million, with ownership and deeds to the properties being taken by newly formed subsidiaries of the Company. Additionally, LREC, as special servicer for LMF 2023-1 Financing, foreclosed on two multifamily bridge loans located in Houston, TX and San Antonio, TX with an aggregate net carrying value of $19.9 million, net of specific CECL reserves of $0.7 million, with ownership and deeds to the properties being taken by newly formed subsidiaries of the Company.

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

At September 30, 2026 and December 31, 2025, our REO assets were comprised of five and three multifamily properties, respectively, held within various subsidiaries of the Company. A summary of our REO assets is as follows:

	September 30, 2026	December 31, 2025
Real estate owned, held-for-investment
Land	$4,278,273	$4,278,272
Building	23,465,278	22,907,888
Less: Accumulated depreciation	(1,025,649)	(347,150)
Total	$26,717,902	$26,839,010

Real estate owned, held-for-sale
Real estate owned, held-for-sale	$49,839,418	$24,099,072
Total	$49,839,418	$24,099,072

At September 30, 2026 and December 31, 2025, our REO properties had a weighted average occupancy rate of approximately 66.8% and 69.1%, respectively.

We recorded depreciation and amortization expense related to the REO assets of $0.4 million and $1.1 million for the three and nine months ended September 30, 2026, respectively, recorded as "net income (expense) from real estate owned operations" in the consolidated statement of operations. Additionally, we recorded operating income of $2.5 million and $5.9 million and operating expense of $2.7 million and $5.6 million for the three months and nine months ended September 30, 2026, respectively, recorded as "Net income (expense) from real estate owned operations" in the consolidated statement of operations.

The table below sets forth additional information relating to the Company's portfolio as of September 30, 2026:

Loan #	Form of Investment	Origination Date	Total Loan Commitment(1)	Committed Principal Amount(2)	Current Principal Amount	Location	Property Type	Coupon	Max Remaining Term (Years)	LTV(3)	Loan/Investment Per Unit(4)	Risk Rating
Senior Secured Loans
1	Senior secured	December 20, 2024	$60,000,000	$59,836,911	$59,836,911	Olympia, WA	Multifamily	1mS + 3.8	3.3	68.5%	$215,054/unit	3
2	Senior secured	December 16, 2021	$52,725,000	$52,725,000	$51,375,000	Multi, FL	Multifamily	1mS + 3.2	0.3	71.7%	$75,429/unit	3
3	Senior secured	December 23, 2024	$36,800,000	$36,800,000	$36,800,000	Macon, GA	Multifamily	1mS + 2.9	3.3	66.1%	$131,429/unit	3
4	Senior secured	January 16, 2025	$36,000,000	$36,000,000	$36,000,000	Noblesville, IN	Multifamily	1mS + 3	1.4	67.6%	$162,162/unit	3
5	Senior secured	January 29, 2025	$39,800,000	$36,455,912	$35,500,000	Manchaca, TX	Multifamily	1mS + 3	2.4	52.2%	$117,059/unit	3
6	Senior secured	July 23, 2026	$45,450,000	$45,450,000	$35,000,000	Huntsville, AL	Multifamily	1mS + 2.8	4.9	75.8%	$132,507/unit	3
7	Senior secured	March 22, 2022	$32,203,323	$32,103,323	$31,627,625	Seneca, SC	Multifamily	1mS + 3.4	0.6	74.5%	$121,982/unit	3
8	Senior secured	June 28, 2022	$29,940,124	$29,940,125	$29,623,930	Dallas, TX	Multifamily	1mS + 3.4	0.8	71.6%	$96,894/unit	3
9	Senior secured	April 3, 2025	$27,500,000	$27,500,000	$27,500,000	Lockport, IL	Multifamily	1mS + 2.8	1.6	64.5%	$245,536/unit	2
10	Senior secured	November 2, 2021	$26,049,291	$26,049,291	$26,049,291	Melbourne, FL	Multifamily	1mS + 3.2	0.2	72.1%	$113,752/unit	5
11	Senior secured	October 27, 2025	$42,500,000	$42,500,000	$25,833,333	Columbus, OH	Multifamily	1mS + 2.4	2.2	75.0%	$199,624/unit	3
12	Senior secured	September 17, 2024	$25,500,000	$25,500,000	$25,500,000	Marysville, OH	Multifamily	1mS + 2.9	1.1	73.8%	$186,131/unit	2
13	Senior secured	April 27, 2022	$49,050,000	$49,050,000	$24,525,000	North Brunswick, NJ	Multifamily	1mS + 3.4	0.3	79.9%	$193,874/unit	3
14	Senior secured	August 26, 2021	$25,163,008	$25,163,008	$24,468,033	Clarkston, GA	Multifamily	1mS + 3.6	1.9	79.0%	$88,602/unit	4
15	Senior secured	October 18, 2021	$24,252,193	$24,252,193	$23,348,000	Cherry Hill, NJ	Multifamily	1mS + 3.1	0.2	72.4%	$137,797/unit	2
16	Senior secured	June 30, 2026	$73,125,000	$73,125,000	$23,125,000	Phoenix, AZ	Multifamily	1mS + 2.5	4.8	65.0%	$218,937/unit	3

17	Senior secured	August 26, 2021	$23,065,021	$23,065,021	$22,872,354	Union City, GA	Multifamily	1mS + 3.5	0.5	70.4%	$78,452/unit	3
18	Senior secured	August 31, 2021	$21,750,000	$21,725,235	$21,644,684	Houston, TX	Multifamily	1mS + 3.4	0.0	74.2%	$83,654/unit	5
19	Senior secured	November 29, 2022	$20,360,000	$20,360,000	$20,360,000	Glendale, WI	Healthcare	1mS + 4	0.3	45.0%	$242,381/unit	2
20	Senior secured	November 5, 2021	$19,625,274	$19,625,274	$19,625,274	Orlando, FL	Multifamily	1mS + 3.1	0.8	78.1%	$129,969/unit	3
21	Senior secured	February 18, 2026	$19,500,000	$19,500,000	$19,500,000	Holt, MI	Multifamily	1mS + 3.1	3.5	76.3%	$182,243/unit	3
22	Senior secured	February 11, 2022	$19,445,670	$19,445,670	$19,445,670	Tampa, FL	Multifamily	1mS + 3.6	0.5	78.0%	$144,042/unit	5
23	Senior secured	November 21, 2022	$18,920,000	$18,920,000	$18,920,000	Houston, TX	Healthcare	1mS + 4	0.3	67.0%	$236,500/unit	2
24	Senior secured	February 2, 2022	$18,578,490	$18,578,490	$17,936,729	Houston, TX	Multifamily	1mS + 3.5	0.1	77.5%	$74,913/unit	5
25	Senior secured	November 23, 2021	$17,781,968	$17,781,968	$17,781,968	Orange, NJ	Multifamily	1mS + 3.3	0.3	78.0%	$161,654/unit	3
26	Senior secured	March 26, 2025	$17,780,000	$17,780,000	$17,780,000	Kannapolis, NC	Multifamily	1mS + 2.9	1.6	60.4%	$179,596/unit	3
27	Senior secured	September 15, 2026	$17,700,000	$17,700,000	$17,700,000	Waterbury, CT	Multifamily	1mS + 3	1.6	46.7%	$66,541/unit	3
28	Senior secured	December 20, 2024	$17,010,000	$17,010,000	$17,010,000	Lafayette, IN	Multifamily	1mS + 3.2	1.3	68.0%	$118,125/unit	3
29	Senior secured	March 31, 2022	$18,140,000	$16,956,276	$16,956,276	Tallahassee, FL	Multifamily	1mS + 3	0.6	74.8%	$94,479/unit	5
30	Senior secured	March 28, 2025	$16,500,000	$16,500,000	$16,500,000	Lansing, MI	Multifamily	1mS + 2.9	1.6	73.5%	$189,655/unit	2
31	Senior secured	July 31, 2025	$48,553,000	$36,673,223	$16,237,935	Oswego, IL	Multifamily	1mS + 4.2	2.9	64.7%	$259,642/unit	3
32	Senior secured	November 21, 2022	$15,735,000	$15,735,000	$15,735,000	Southlake, TX	Healthcare	1mS + 4	0.3	48.0%	$172,912/unit	2
33	Senior secured	April 27, 2022	$14,171,704	$14,171,704	$14,171,704	Houston, TX	Multifamily	1mS + 3.7	0.7	79.6%	$88,573/unit	5
34	Senior secured	April 12, 2021	$15,666,721	$13,666,721	$13,666,721	Cedar Park, TX	Multifamily	1mS + 3.9	0.0	66.7%	$130,556/unit	5
35	Senior secured	June 3, 2025	$13,510,000	$13,510,000	$13,510,000	Bound Brook, NJ	Multifamily	1mS + 4	1.8	67.6%	$177,763/unit	3
36	Senior secured	May 12, 2022	$11,926,591	$11,926,591	$11,926,591	Ypsilanti, MI	Multifamily	1mS + 3.5	0.8	68.4%	$70,992/unit	5
37	Senior secured	January 25, 2022	$11,406,810	$11,406,810	$11,261,792	Corpus Christi, TX	Multifamily	1mS + 3.6	1.8	78.8%	$68,304/unit	4
38	Senior secured	October 28, 2021	$12,203,839	$12,203,839	$11,202,535	Tampa, FL	Multifamily	1mS + 3.1	0.2	75.7%	$179,468/unit	3
39	Senior secured	October 27, 2025	$10,600,000	$10,600,000	$10,600,000	Columbus, OH	Multifamily	1mS + 2.4	2.2	75.0%	$199,624/unit	3
40	Senior secured	July 26, 2022	$10,705,123	$10,705,122	$10,320,477	Atlanta, GA	Multifamily	1mS + 3.7	0.9	65.2%	$104,952/unit	3
41	Senior secured	September 30, 2021	$10,022,226	$10,022,225	$9,815,615	Clearfield, UT	Multifamily	1mS + 3.3	0.1	68.0%	$131,871/unit	3
42	Senior secured	February 19, 2026	$10,119,000	$10,119,000	$9,500,000	Wadsworth, OH	Multifamily	1mS + 3.2	4.5	66.4%	$177,526/unit	3
43	Senior secured	July 14, 2022	$9,843,891	$9,843,891	$9,429,206	Bradenton, FL	Multifamily	1mS + 3.9	0.9	74.4%	$117,189/unit	5
44	Senior secured	April 15, 2024	$9,000,000	$9,000,000	$8,500,000	Multi, ID	Healthcare	1mS + 4.7	0.2	54.0%	$100,000/unit	3

45	Senior secured	December 19, 2025	$6,960,000	$6,960,000	$6,960,000	San Antonio, TX	Multifamily	1mS + 2.8	3.3	76.5%	$48,333/unit	3
46	Senior secured	May 28, 2026	$6,880,000	$6,880,000	$6,880,000	Des Moines, IA	Multifamily	1mS + 1.8	2.8	72.0%	$59,559/unit	3
47	Senior secured	October 7, 2022	$6,816,701	$6,816,701	$6,816,701	Fairborn, OH	Multifamily	1mS + 4.1	0.0	79.1%	$200,491/unit	2
48	Senior secured	December 19, 2024	$5,987,732	$5,987,732	$5,987,732	Bellflower, CA	Multifamily	1mS + 3	1.3	30.4%	$33,265/unit	2
49	Senior secured	September 3, 2026	$55,000,000	$55,000,000	$5,000,000	Seattle, WA	Multifamily	1mS + 2.4	5.0	68.5%	$275,000/unit	3
50	Senior secured	December 29, 2021	$1,720,405	$1,720,405	$1,720,405	Multi, NC	Multifamily	1mS + 4	0.3	59.9%	$2,591/unit	3
51	Senior secured	May 28, 2026	$1,220,000	$1,220,000	$1,220,000	Des Moines, IA	Multifamily	1mS + 1.8	2.8	72.0%	$59,559/unit	3
Total/Weighted Average			$1,180,263,105	$1,161,567,661	$980,607,492			1mS + 3.3	1.5	69.3%		3
Real Estate Owned(5)
1	Real Estate Owned	March 4, 2022	N/A	$11,246,437	$11,246,437	Houston, TX	Multifamily	N/A	N/A	N/A	$76,923/unit
2	Real Estate Owned	June 7, 2021	N/A	$27,007,982	$27,007,982	San Antonio, TX	Multifamily	N/A	N/A	N/A	$66,297/unit
3	Real Estate Owned	June 28, 2022	N/A	$8,150,000	$8,150,000	Colorado Springs, CO	Multifamily	N/A	N/A	N/A	$88,587/unit
4	Real Estate Owned	July 8, 2022	N/A	$17,029,050	$17,029,050	Arlington, TX	Multifamily	N/A	N/A	N/A	$73,882/unit
5	Real Estate Owned	November 16, 2021	N/A	$19,070,000	$19,070,000	Dallas, TX	Multifamily	N/A	N/A	N/A	$88,287/unit
Total				$82,503,469	$82,503,469

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

Total Financing

Our financing arrangements include our term loan facility, collateralized loan obligations, secured financings, term lending agreement and master repurchase agreement. All of our current financing arrangements are not subject to credit or capital markets mark-to-market provisions with the exception of our master repurchase agreement and secured lending agreement.

The following table summarizes our financing agreements:

	September 30, 2026					December 31, 2025
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(1)	Assets(2)	Outstanding	Available	Outstanding
Collateralized loan obligations	Non-Mark-to-Market	$663,810,950	$626,576,815	$584,983,000	$—	$584,983,000
Master repurchase agreement	Mark-to-Market	450,000,000	336,608,665	232,992,965	217,007,035	177,193,781
Secured lending agreement	Mark-to-Market	50,000,000	29,977,515	17,700,000	32,300,000	17,000,000
Secured financings	Non-Mark-to-Market	—	—	—	—	169,655,462
Secured term loan	Non-Mark-to-Market	50,000,000	N/A	50,000,000	—	47,750,000
		$1,213,810,950		$885,675,965	$249,307,035	$996,582,243

(1)    Maximum facility size represents the largest amount of borrowings under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)    Represents the principal balance of the collateral assets

Collateralized Loan Obligations and Secured Financings

On June 14, 2021, the Company completed the 2021-FL1 CLO, issuing eight tranches of CLO notes totaling $903.8 million through two newly formed wholly-owned subsidiaries. Of the total CLO notes issued, $833.8 million were investment grade notes issued to third party investors and $70 million were below investment-grade notes retained by us. In addition, a $96.25 million equity interest in the portfolio was retained by us. The financing had an initial two-and-a-half year reinvestment period, which expired in December 2023, that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. Initially, the proceeds of the issuance of the securities also included $330.3 million for the purpose of acquiring additional loan obligations for a period up to 180 days from the 2021-FL1 CLO closing date, resulting in the issuer owning loan obligations with a face value of $1.0 billion, representing leverage of 83%. On November 18, 2025, the Company redeemed the 2021-FL1 CLO in full.

On July 12, 2023, the Company entered into and closed a matched-term, non-recourse collateralized commercial real estate financing (the "LMF 2023-1 Financing"), secured by $386.4 million of first lien floating-rate multifamily mortgage assets and was not subject to margin calls or additional collateralization requirements. In connection with the LMF 2023-1 Financing, approximately $270.4 million of an investment-grade rated senior secured floating rate loan was provided by a private lender and approximately $47.3 million of investment-grade rated notes (collectively, the "Senior Debt") were issued and sold to an affiliate of LFT's external manager, Lument IM. A consolidated subsidiary of LFT retained the subordinate interests in the issuing vehicle of approximately $68.6 million. The Senior Debt had an initial weighted average spread of approximately 314 basis points over 30-day term SOFR, excluding fees and transaction costs. The Senior Debt matures on the payment date in July 2032, unless it was repaid or redeemed sooner in accordance with its terms. The financing had an initial two-year reinvestment period that allowed principal proceeds of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance was reduced as loans were repaid. On February 20, 2026, the Company redeemed the LMF 2023-1 Financing in full and expensed the remaining $1.2 million of deferred financing costs as a loss on extinguishment of debt on the consolidated statements of operations.

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

The following table presents certain loan and borrowing characteristics of LMNT 2025-FL3 CLO as of September 30, 2026:

As of September 30, 2026
Collateralized Loan Obligations/Financings	Count	Principal Value	Carrying Value(1)	Wtd. Avg. Coupon(2)
Collateral (loan investments)	31	$626,576,815	$624,305,808	7.01%
Financing provided	1	$584,983,000	$581,074,424	5.80%

(1)     The carrying value of the collateral is net of allowance for credit loss of $2,271,006 as of September 30, 2026. The carrying value for LMNT 2025-FL3 CLO is net of debt issuance costs of $3,908,576 for September 30, 2026.
(2)    Weighted average coupon for loan investments assumes applicable 30-day term SOFR of 3.76% as of September 30, 2026, inclusive of weighted average interest rate floors of 3.23% and spreads of 3.20%. Weighted average coupon for the financings assumes applicable 30-day term SOFR of 3.89% as of September 30, 2026 and spreads of 1.91% as of September 30, 2026.

Master Repurchase and Secured Lending Agreements

On November 3, 2025, LCMT Warehouse, LLC, an indirect wholly owned subsidiary of the Company, entered into an Uncommitted Master Repurchase Agreement ("Repurchase Agreement") with JPMorgan Chase Bank, N.A.. The Repurchase Agreement provides up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at per annum rates equal to term SOFR plus a spread to be determined on a case-by-case basis. The initial maturity date of the Repurchase Agreement is November 3, 2028, with two (2) one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions as described in more detail in the Repurchase Agreement. Borrowings under the Repurchase Agreement are on a partial (25%) recourse basis. This Agreement contains defined mark-to-market provisions that permit the lender to issue margin calls based on credit marks. On May 14, 2026, the Company and JPMorgan Chase Bank, N.A. entered into an amendment to the Guarantee Agreement which waived the maximum total net leverage ratio covenant for the period ended March 31, 2026, and amended the maximum total net leverage ratio for the remainder of the 2026 fiscal year. On August 12, 2026, the Company and JPMorgan Chase Bank, N.A. entered into a second amendment to the Guarantee Agreement which amended the minimum interest coverage ratio for the periods ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027. As of September 30, 2026 and December 31, 2025, we were in compliance with these covenants.

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

The following table presents certain loan and borrowing characteristics of the Repurchase Agreement and Loan Agreement as of September 30, 2026:

As of September 30, 2026
Secured Financing Agreements	Count	Principal Value(1)	Carrying Value(2)	Wtd. Avg Coupon(3)
Collateral (loan investments)	19	356,054,334	344,964,346	7.13%
Collateral (cash)	0	—	—	N/A
Collateral (REO assets)	3	59,658,370	50,852,321	N/A
Financing provided(4)	2	250,692,965	249,049,330	5.91%
(1)    Principal value of the Repurchase Agreement was $232,992,965 and the principal value of the Loan Agreement was $17,700,000 as of September 30, 2026.
(2)    Net of $1.6 million unamortized deferred financing costs as of September 30, 2026.
(3)    Weighted average funding cost for the Repurchase Agreement assumes applicable 30-day term SOFR of 3.89% as of September 30, 2026 and a spread of 1.90%. Weighted average funding cost for the Loan Agreement assumes applicable 30-day term SOFR of 3.89% as of September 30, 2026 and a spread of 3.50%.
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

The Credit Agreement contains affirmative and negative covenants binding the Company and its subsidiaries that are customary for credit facilities of this type, including, but not limited to: minimum asset coverage ratio; minimum unencumbered assets ratio; maximum total net leverage ratio; minimum tangible net worth; and an interest charge coverage ratio. On August 12, 2026, the minimum interest coverage ratio was amended for the periods ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027. As of September 30, 2026 and December 31, 2025, we were in compliance with these covenants.

The Credit Agreement contains events of default that are customary for facilities of this type, including, but not limited to, nonpayment of principal, interest, fees and other amounts when due, violation of covenants, cross default with material indebtedness, and change of control.

The following table presents certain borrowing characteristics of the Secured Term Loan as of September 30, 2026:

	As of September 30, 2026
	Outstanding Balance	Carrying Value	Coupon
Secured Term Loan	$50,000,000	$49,571,179	9.75%

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

Commercial Mortgage Loans Held-for-Investment

The Company recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model, which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current economic conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance credit exposures such as unfunded loan commitments. The allowance for credit losses required under the FASB ASC Topic "Financial Instruments - Credit Losses," or ASC 326, is included in "Allowance for credit losses" on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in "Other liabilities" on the consolidated balance sheets.

The Company estimates the allowance for credit losses for its portfolio on a collective basis, including unfunded loan commitments, for loans that share similar risk characteristics. The calculation is applied at the loan level. The allowance for credit losses estimation methodology used by LFT includes a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan losses for over 125,000 commercial real estate loans dating back to 1998. Within this data set, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance and origination loan-to-value, or LTV. The Company uses this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determined the key variables driving its allowance for credit losses estimate are debt service coverage ratio and LTV ratio. Other notable variables include property type, property location and loan vintage. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("PCE") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is currently one year. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company reverts, on a straight-line basis over four quarters, to the historical loss information derived from CRE data set. The Company regularly evaluates the model's assumptions and outputs and may apply qualitative adjustments when historical information, model inputs or forecast assumptions do not fully reflect the risk characteristics of the current portfolio or current market conditions.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Commercial Mortgage Loans	Real Estate Owned	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$952,126,871	$76,557,320	$503,297	$26,913,031	$1,056,100,519
Collateralized Loan Obligations	(581,074,424)	—	—	—	(581,074,424)
Secured Financings	—	—	—	—	—
Master Repurchase Agreement	(202,182,005)	(29,337,091)	—	—	(231,519,096)
Term Lending Agreement	(11,616,944)	(5,913,290)	—	—	(17,530,234)
Other(3)	3,279,321	—	—	(4,352,180)	(1,072,859)
Restricted Cash	15,419,151	610,569	—	—	16,029,720
Capital Allocated	$175,951,970	$41,917,508	$503,297	$22,560,851	$240,933,626
% Capital	73.0%	17.4%	0.2%	9.4%	100.0%

	December 31, 2025
	Commercial Mortgage Loans	Real Estate Owned	MSRs	Unrestricted Cash(1)	Total(2)
Carrying Value	$1,114,047,992	$50,938,082	$554,246	$23,112,995	$1,188,653,315
Collateralized Loan Obligations	(580,070,117)	—	—	—	(580,070,117)
Secured Financings	(160,587,813)	(7,775,554)	—	—	(168,363,367)
Master Repurchase Agreement	(157,077,346)	(18,127,523)	—	—	(175,204,869)
Term Lending Agreement	(16,738,351)	—	—	—	(16,738,351)
Other(3)	19,118,787	—	—	(4,094,489)	15,024,298
Restricted Cash	3,505,087	—	—	—	3,505,087
Capital Allocated	$222,198,239	$25,035,005	$554,246	$19,018,506	$266,805,996
% Capital	83.3%	9.4%	0.2%	7.1%	100.0%

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

Results of Operations

The table below presents information from our Statement of Operations for the three months ended September 30, 2026 and June 30, 2026, respectively:

	Three Months Ended September 30, 2026	Three Months Ended June 30, 2026
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$18,400,076	$18,946,403
Cash and cash equivalents	184,198	102,828
Interest expense:
Securitized debt obligations	(8,738,103)	(8,582,040)
Secured financing agreements	(3,997,629)	(4,700,649)
Secured term loan	(1,285,083)	(1,263,812)
Net interest income	4,563,459	4,502,730
Expenses:
Management and incentive fees	1,062,849	1,088,516
General and administrative expenses	960,536	1,409,608
Operating expenses reimbursable to Manager	350,543	623,404
Other operating expenses	1,483,512	622,726
Compensation expense	111,250	111,250
Total expenses	3,968,690	3,855,504
Other income and expense:
(Provision for) release of credit losses, net	(8,599,694)	(8,625,695)
Net income (expense) from real estate owned operations	(492,633)	(210,847)
Change in unrealized (loss) gain on mortgage servicing rights	(3,436)	(17,268)
Gain on sale of real estate owned	—	145,435
Loss on extinguishment of debt	—	—
Real estate owned impairment expense	(3,892,329)	—
Servicing income, net	79,477	37,499
Total other income and expense	(12,908,615)	(8,670,876)
Net income (loss) before provision for income taxes	(12,313,846)	(8,023,650)
Benefit from (provision for) income taxes	(9,231)	10,745
Net income (loss)	(12,323,077)	(8,012,905)

Dividends accrued to preferred stockholders	(1,185,041)	(1,185,043)
Net income (loss) attributable to common stockholders	$(13,508,118)	$(9,197,948)
Earnings per share:
Net income (loss) attributable to common stockholders (basic and diluted)	$(13,508,118)	$(9,197,948)
Weighted average number of shares of common stock outstanding	5,252,331	5,245,998
Basic and diluted income per share	$(2.57)	$(1.75)
Dividends declared per share of common stock	$—	$0.40

Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026

Net Income (Loss) Summary

For the three months ended September 30, 2026, our net loss attributable to common stockholders was $13,508,118, or $2.57 basic and diluted net loss per average share, compared with net loss of $9,197,948, or $1.75 basic and diluted net loss per average share, for the three months ended June 30, 2026.  The principal drivers of the increase in net loss were an increase in total other expense from $8,670,876 for the three months ended June 30, 2026 to $12,908,615 for the three months ended September 30, 2026, primarily due to real estate owned impairment expense of $3,892,329 and an increase in total expenses from $3,855,504 to $3,968,690, partially offset by an increase in net interest income from $4,502,730 to $4,563,459.

Net Interest Income

For the three months ended September 30, 2026 and the three months ended June 30, 2026, our net interest income was $4,563,459 and $4,502,730, respectively. The increase was primarily due to a smaller decrease in interest income compared to interest expense. Changes to interest income were primarily driven by: (i) a $61.5 million decrease in weighted-average principal balance of our loan portfolio resulting in a decrease to interest income of $1.0 million; (ii) a decrease in exit fees of $0.1 million; (iii) an increase in extension fees of $0.2 million and (iv) impact of non-performing loan interest reduction of $0.1 million. Changes to interest expense were primarily driven by a $47.7 million decrease in weighted-average principal balance of our secured borrowings resulting in a decrease in interest expense of $0.6 million.

As disclosed above, we experienced a decrease in exit fees in the three months ended September 30, 2026. For the three months ended September 30, 2026, we experienced loan payoffs on five loans with net principal balances of $61.1 million which generated exit fees of $0.6 million included in interest income and one loan with net unpaid principal balance of $18.6 million for which exit fees of $0.6 million were waived resulting in a reduction in expense reimbursement of $0.3 million included in operating expenses reimbursable to Manager. For the three months ended June 30, 2026, we experienced loan payoffs on four loans with net principal balances of $95.3 million which generated exit fees of $0.7 million included in interest income and one loan with net unpaid principal balance of $22.0 million for which exit fees of $0.2 million were waived resulting in a reduction in expense reimbursement of $0.1 million included in operating expenses reimbursable to Manager.

Expenses

For the three months ended September 30, 2026, we incurred management and incentive fees of $1,062,849 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,905,841, of which $350,543 was payable to our Manager and $2,555,298 was payable directly by us.

For the three months ended June 30, 2026, we incurred management and incentive fees of $1,088,516 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $2,766,988 of which $623,404 was payable to our Manager and $2,143,584 was payable directly by us.

The period-over-period increase in expenses primarily reflects an increase in accounting, administration, professional and surveillance fees and expense reimbursement which more than offset a decrease in title, servicing and audit fees.

Other (Loss)

For the three months ended September 30, 2026, we incurred other loss of $12,908,615. This loss was driven by provision for credit losses of $8,599,694 primarily due to additional specific reserves on existing risk rated "5" loans, an increase of outstanding principal balance of risk rated "4" loans, and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, real estate owned impairment expense of $3,892,329, net expense from real estate owned operations of $492,633 and the impact of unrealized losses on mortgage servicing rights of $3,436 as a result of a reduction in principal balances, which more than offset net servicing income of $79,477.

For the three months ended June 30, 2026, we incurred other loss of $8,670,876. This loss was primarily driven by provision for credit losses of $8,625,695 primarily due to specific reserves taken on two loans moving to a risk rating of "5" in the quarter, additional specific reserves taken on existing risk rated "5" loans and changes in macroeconomic assumptions employed in determining the Company's model-based general reserve, net expense from real estate owned operations of $210,847 and the impact of net unrealized losses on mortgage servicing rights of $17,268 as a result of a reduction of principal balances in the period which more than offset a realized gain on sale of real estate owned property of $145,435 and net servicing income of $37,499.

The period-over-period increase in other loss was primarily due to real estate owned impairment expense.

Income Tax Provision

For the three months ended September 30, 2026, the Company recognized a provision for income taxes of $9,231 and for the three months ended June 30, 2026, the Company recognized a benefit from income taxes in the amount of $10,745. The period-over-period change in income tax expense primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

 Results of Operations

The table below presents information from our Statement of Operations for the nine months ended September 30, 2026 and September 30, 2025, respectively:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(unaudited)	(unaudited)
Revenues:
Interest income:
Commercial mortgage loans held-for-investment	$58,248,021	$59,357,526
Cash and cash equivalents	452,873	1,820,049
Interest expense:
Securitized debt obligations	(27,695,908)	(38,496,809)
Secured financing agreements	(12,553,383)	—
Secured Term Loan	(3,688,736)	(2,933,991)
Net interest income	14,762,867	19,746,775
Expenses:
Management and incentive fees	3,246,365	3,515,799
General and administrative expenses	3,436,881	3,075,465
Operating expenses reimbursable to Manager	1,440,378	1,351,199
Other operating expenses	3,023,410	411,491
Compensation expense	333,750	333,750
Total expenses	11,480,784	8,687,704
Other income and expense:
Provision for credit losses, net	(16,493,016)	(5,762,769)
Net income (expense) from real estate owned operations	(794,886)	(327,722)
Gain on sale of real estate owned	145,435	—
Real estate owned impairment expense	(5,242,764)	—
Change in unrealized (loss) on mortgage servicing rights	(50,949)	(83,674)
Loss on extinguishment of debt	(1,152,861)	—
Servicing income, net	171,397	128,502
Total other income and expense	(23,417,644)	(6,045,663)
Net (loss) income before provision for income taxes	(20,135,561)	5,013,408
(Provision for) benefit from income taxes	6,162	(1,564)
Net (loss) income	(20,129,399)	5,011,844
Dividends accrued to preferred stockholders	(3,555,042)	(3,555,042)
Net (loss) income attributable to common stockholders	$(23,684,441)	$1,456,802
Earnings per share:
Net (loss) income attributable to common stockholders (basic and diluted)	$(23,684,441)	$1,456,802
Weighted average number of shares of common stock outstanding	5,246,160	5,233,171
Basic and diluted income per share	$(4.51)	$0.28
Dividends declared per share of common stock	$0.80	$1.80

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net (Loss) Income Summary

For the nine months ended September 30, 2026, our net loss attributable to common stockholders was $23,684,441, or $4.51 basic and diluted net loss per average share, compared with net income attributable to common stockholders of $1,456,802, or $0.28 basic and diluted net income per average share, for the nine months ended September 30, 2025.  The principal drivers of this net income decrease were a decrease in net interest income from $19,746,775 for the nine months ended September 30, 2025 to $14,762,867 for the nine months ended September 30, 2026, an increase in total other expense from $6,045,663 to $23,417,644 primarily due to an increase to provision for credit losses, real estate owned impairment expense $5,242,764 and a loss on extinguishment of debt of $1,152,861, and an increase in total expenses from $8,687,704 to $11,480,784.

Net Interest Income

For the nine months ended September 30, 2026 and the nine months ended September 30, 2025, our net interest income was $14,762,867 and $19,746,775, respectively. Changes to interest income were primarily driven by: (i) a $145.8 million increase in weighted-average principal balance of our loan portfolio, 57 bps decrease in weighted-average 30-day term SOFR and 24 bps decrease in weighted-average spread resulting in a decrease to interest income of $0.4 million; (ii) an increase in exit fees of $1.1 million; (iii) a $1.4 million decrease in interest earned on cash accounts and (iv) impact of non-performing loan interest reduction of $2.9 million. Changes to interest expense were primarily driven by (i) a $160.1 million increase in weighted-average principal balance of our secured borrowings, 65 bps decrease in weighted-average 30-day term SOFR and 25bps decrease in weighted-average spread resulting in an increase in interest expense of $0.6 million; (ii) a $1.2 million increase in deferred financing costs and (iii) a $1.8 million increase in weighted-average principal balance of our secured term loan and 192 bps increase in weighted-average coupon resulting in an increase in interest expense of $0.8 million.

As disclosed above, we experienced an increase in exit fees in the nine months ended September 30, 2026. For the nine months ended September 30, 2026, we experienced loan payoffs on 16 loans with net principal balances of $197.2 million which generated exit fees of $2.2 million included in interest income and three loans with net unpaid principal balance of $46.6 million which waived exit fees of $0.9 million resulting in a reduction in expense reimbursement of $0.4 million included in operating expenses reimbursable to Manager. For the nine months ended September 30, 2025, we experienced loan payoffs on 24 loans with net principal balances of $121.9 million which generated exit fees of $1.2 million included in interest income and three loans with net unpaid principal balance of $44.9 million which waived exit fees of $0.4 million resulting in a reduction in expense reimbursement of $0.2 million included in operating expenses reimbursable to Manager.

Expenses

For the nine months ended September 30, 2026, we incurred management and incentive fees of $3,246,365 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $8,234,419, of which $1,440,378 was payable to our Manager and $6,794,041 was payable directly by us.

For the nine months ended September 30, 2025, we incurred management and incentive fees of $3,515,799 representing amounts payable to our Manager under our management agreement. We also incurred operating expenses of $5,171,905 of which $1,351,199 was payable to our Manager and $3,820,706 was payable directly by us.

The period-over-period increase in expenses primarily reflects an increase in accounting, audit, servicing, legal and advances on non-performing loans and expense reimbursement.

Other (Loss)

For the nine months ended September 30, 2026, we incurred other loss of $23,417,644. This loss was driven by a provision for credit losses of $16,493,016 primarily due to specific reserves on loans moving to a risk rating of "5", additional specific reserves on existing risk rated "5" loans, an increase of outstanding principal balance of risk rated "4" loans, loss on extinguishment of debt of $1,152,861 resulting from the redemption of LMF 2023-1 Financing, real estate owned impairment expense of $5,242,764, net expense from real estate owned operations of $794,886 and the impact of unrealized losses on mortgage servicing rights of $50,949 as a result in reduction in principal balances, which more than offset net servicing income of $171,397.

For the nine months ended September 30, 2025, our other loss was $6,045,663. This loss was driven by provision for credit losses of $5,762,769 due to specific reserves taken on risk-rated "5" multifamily loans, changes in macroeconomic assumptions employed in determining the company's model-based general reserve, net expense from real estate owned operations of $327,722, and net unrealized loss on mortgage servicing rights of $83,674 as a result of a reduction in principal balances, which more than offset net servicing income of $128,502.

The period-over-period increase in other loss was primarily due to the change in the provision for credit losses and real estate owned impairment expense.

Income Tax Provision

For the nine months ended September 30, 2026, the Company recognized a benefit from income taxes of $6,162 and for the nine months ended September 30, 2025, the Company recognized a provision for income taxes in the amount of $1,564. The period-over-period decrease in tax provision primarily reflects the change in gross deferred revenue at FOAC due to the change in unrealized loss on mortgage servicing rights.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, comply with margin requirements, if any, and repay borrowings and other general business needs. Our primary sources of liquidity include cash on hand, cash flows from operations, principal repayments and other proceeds from our investments, borrowings under our financing arrangements and, when available and appropriate, capital markets transactions. As of September 30, 2026, we had $26.9 million of unrestricted cash and cash equivalents.

We finance our commercial mortgage loans primarily through non-recourse, term-matched collateralized loan obligations and other secured financing agreements, including repurchase and loan facilities. Our term-matched financing is not subject to margin calls or additional collateralization requirements based on changes in the market value of the underlying collateral. Certain of our other secured financing arrangements, however, may be subject to margin requirements based on specific credit events or credit marks.

On December 10, 2025, we closed the LMNT 2025-FL3 CLO issuing eight tranches of CLO notes totaling $620.7 million, consisting of $585.0 million investment grade notes issued to third-party investors and $35.7 million of below investment-grade notes retained by us. We also retained a $43.1 million income note. As of September 30, 2026, our balance sheet included $50.0 million of a secured term loan and $0.6 billion in collateralized loan financing, gross of discounts and debt issuance costs. Our secured term loan matures in February 2030, our collateralized loan financing is term-matched and matures in 2043 or later.

On November 3, 2025, we entered into an Uncommitted Master Repurchase Agreement providing financing capacity of up to $450 million to finance first mortgage loans, controlling loan participations and other commercial mortgage loan debt instruments secured by commercial real estate. On December 10,

2025, we entered into a loan agreement providing financing capacity of up to $50 million to finance first mortgage loans and controlling first mortgage loan participations secured by commercial real estate. These facilities provide additional liquidity and financing flexibility to support the acquisition and financing of eligible commercial mortgage loans. To the extent that we maintain available borrowing capacity under these facilities and have sufficient capital available for deployment, we expect to utilize these financing arrangements to fund new commercial mortgage loan investments and support future portfolio growth. The pace at which we deploy capital into new investments will depend on the availability of attractive investment opportunities, our liquidity position and available borrowing capacity under these facilities. Effective November 2, 2026, the Company provided notice to JPMorgan Chase Bank, N.A. to reduce the maximum facility amount under the Uncommitted Master Repurchase Agreement from $450 million to $300 million.

Elevated interest rates and continued volatility in commercial real estate markets have contributed to weaker operating performance for certain borrowers and underlying properties, resulting in increased delinquencies, nonaccrual loans, foreclosures and REO within our portfolio. If these conditions persist, higher financing costs and weaker property-level operating performance may reduce expected proceeds or extend the timing of loan and REO resolutions, while delinquencies and nonaccrual status may reduce recurring cash receipts. Although provisions for credit losses and REO impairment charges do not themselves represent cash outflows, collateral shortfalls, funding commitments and costs associated with managing and resolving challenged loans and REO properties may adversely affect our liquidity and require additional capital.

In September 2026, our Board of Directors elected to suspend the quarterly common stock dividend effective immediately. This decision was made to preserve capital and maintain financial flexibility to support the resolution default risk and REO assets.

To the extent that available borrowing capacity under our financing arrangements and our available capital resources are insufficient to support our investment activity or other liquidity requirements, we may be dependent on our ability to issue additional collateralized loan obligations, secure alternative financing facilities or raise additional common or preferred equity. Our ability to obtain additional financing will depend on, among other factors, market conditions, the performance of our investment portfolio, lender and investor appetite and our compliance with the terms of our existing financing arrangements. A lack of liquidity for a prolonged period could limit our ability to originate new investments and manage and resolve existing investments.

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

We intend to continue to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated investment requirements, margin requirements and unforeseen business needs but that also allows us to be substantially invested in our target assets. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our operating results.  As of September 30, 2026, we had unrestricted cash and cash equivalents of $26.9 million, compared to $23.1 million as of December 31, 2025.

As of September 30, 2026, we had $50 million in outstanding principal under our Senior Secured Term Loan, with a borrowing rate of 9.75%. As of September 30, 2026, the ratio of our recourse debt to equity was 0.6:1.

As of September 30, 2026, we consolidated the assets and liabilities of the LMNT 2025-FL3 CLO. The assets of the LMNT 2025-FL3 CLO are restricted and can only be used to fulfill their respective obligations, and accordingly the obligations of the trust, which we classify as collateralized loan obligations, do not have any recourse to us as the consolidator of the trust. Our non-recourse liabilities also include 75% of the borrowings under our master repurchase agreement, as such agreement provides for 25% recourse to the Company, and borrowings outstanding under our secured lending agreement. As of September 30, 2026, the aggregate carrying value of these non-recourse liabilities amounted to $772.2 million. As of September 30, 2026, our total debt to equity ratio was 4.5:1 on a GAAP basis.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities	$5,285,826	$8,848,450
Cash Flows From Investing Activities	132,649,710	155,578,794
Cash Flows (Used in) Financing Activities	(121,610,867)	(179,145,346)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$16,324,669	$(14,718,102)

During the nine months ended September 30, 2026, cash, cash equivalents and restricted cash increased by $16.3 million and for the nine months ended September 30, 2025, cash, cash equivalents and restricted cash decreased by $14.7 million.

Operating Activities

For the nine months ended September 30, 2026 and 2025, net cash provided by operating activities totaled $5.3 million and $8.8 million, respectively. For the nine months ended September 30, 2026, our cash flows from operating activities were primarily driven by interest received from the junior retained notes from the LMF 2023-1 Financing and LMNT 2025-FL3 CLO of $9.2 million, interest received from our senior secured loans held outside the VIEs we consolidate of $4.5 million, exit fees received of $2.2 million and interest received on cash accounts of $0.5 million exceeding cash interest expense paid on our Secured Term Loan of $3.6 million, management fees of $2.2 million, expense reimbursements of $1.1 million and other operating expenditures of $6.3 million. For the nine months ended September 30, 2025, our cash flows from operating activities were primarily driven by interest received from the junior retained notes and preferred shares of the 2021-FL1 CLO and LMF 2023-1 Financing of $18.0 million, interest received on cash accounts of $1.8 million exceeding cash interest expense paid on our Secured Term Loan of $2.7 million, management and incentive fees of $3.5 million, expense reimbursements of $1.5 million and other operating expenditures of $3.5 million.

Investing Activities

For the nine months ended September 30, 2026, net cash provided by investing activities totaled $132.6 million. This was the result of greater principal repayment of commercial mortgage loans held for investment than reinvestment of commercial mortgage loans held for investment during the period. For the nine months ended September 30, 2025, net cash provided by investing activities totaled $155.6 million. This was the result of greater principal repayment of commercial mortgage loans held for investment than reinvestment of commercial mortgage loans held for investment during the period.

Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities totaled $121.6 million and was primarily related to repayment of the outstanding debt related to the LMF 2023-1 Financing of $169.7 million, repayment of secured financing agreements of $163.1 million, payments of common stock dividends of $6.3 million and payments of preferred stock dividends of $3.6 million which more than offset proceeds from secured financing agreements of $219.6 million. For the nine months ended September 30, 2025, net cash used in financing activities totaled $179.1 million and was primarily related to repayment of the outstanding debt related to the 2021-FL1 CLO and LMF 2023-1 Financing of $159.4 million, payments of common stock dividends of $16.2 million and payment of preferred stock dividends of $3.6 million.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2026 are described in the following table:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
JPMorgan Facility	$232,992,965	$—	$232,992,965	$—	$—
Northeast Bank Facility	17,700,000	—	17,700,000	—	—
Secured Term Loan	50,000,000	—	—	50,000,000	—
Total	$300,692,965	$—	$250,692,965	$50,000,000	$—

Forward-Looking Statements Regarding Liquidity

Based upon our current portfolio, leverage rate and available borrowing arrangements, we believe that cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for other financing or general corporate expenses.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not maintain any relationships with unconsolidated financial partnerships, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2026, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Distributions

Historically, we have made regular quarterly distributions to holders of our common stock; however, on September 18, 2026, our Board suspended such quarterly distribution commencing with the third quarter of 2026. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its "REIT taxable income" (determined without regard to the deduction for dividends paid and excluding net capital gain) and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its "REIT taxable income." Although FOAC no longer aggregates and securitizes residential mortgages, it continues to generate taxable income from MSRs and other mortgage-related activities. This taxable income will be subject to regular corporate income taxes. We generally anticipate the retention of profits generated and taxed at FOAC. Before we make any distribution on our common stock, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service obligations on debt payable. If cash available for distribution to our stockholders is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

If substantially all of our taxable income has not been paid by the close of any calendar year, we may declare a special dividend prior to the end of such calendar year, to achieve this result. On September 18, 2026, we announced that our Board had suspended the regular quarterly dividend on our common stock commencing with the third quarter of 2026 and declared a cash dividend rate for the third quarter of 2026 of $0.49219 per share of Series A Preferred Stock, which was paid on October 15, 2026.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2026. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors, as disclosed in sections entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and filed with the SEC on March 23, 2026, and our Quarterly Report on Form 10-Q for the period ended June 30, 2026, and filed with the SEC on August 13, 2026. These risk factors may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plan

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed or furnished herewith, as applicable, as a part of this report. Such Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Articles of Amendment of Lument Finance Trust, Inc., effecting reverse stock split (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on form 8-K (File No. 001-35845), which was filed with the SEC on September 14, 2026).

3.2
Articles of Amendment of Lument Finance Trust, Inc., effecting change in par value amendment (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35845), which was filed with the SEC on September 14, 2026).

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

LUMENT FINANCE TRUST, INC.

Dated: November 12, 2026	By	/s/ James P. Flynn
James P. Flynn
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: November 12, 2026	By	/s/ James A. Briggs
James A. Briggs
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)